Form 10-Q
period 1996-09-30
UNIONBANCORP INC
filed 1996-11-14
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _______________

                         Commission File Number: 0-28846

                               UNIONBANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                        36-3145350
---------------------------------                    ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

  122 West Madison Street, Ottawa, IL                           61350
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

         Registrant's telephone number, including area code   (815) 434-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES [  ]  NO [ X* ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Shares outstanding at September 30, 1996
-----------------------------           ----------------------------------------
Common Stock, Par Value $1.00                           3,119,666

* Registrant became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 30, 1996, the effective date of the Issuer's Form 8-A Registration Statement.

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

        - Consolidated  Balance Sheets

        - Consolidated Statements of Income

        - Consolidated Statements of Cash Flows

        - Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

UNIONBANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                                                                  September   December
                                                                                      30,        31,
                                                                                     1996       1995
                                                                                  ---------   ---------
ASSETS
Cash and due from banks ........................................................   $ 26,881    $ 16,167
Federal funds sold .............................................................      9,567       2,265
Securities available for sale ..................................................    199,746      63,891
Securities held to maturity ....................................................     37,513      29,026
Loans, net .....................................................................    336,593     178,805
Premises and equipment, net ....................................................     13,232       6,571
Intangible assets ..............................................................     11,036         943
Accrued interest and other assets ..............................................      9,658       5,865
                                                                                   --------    --------
              Total assets .....................................................   $644,226    $303,533
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand ......................................................................   $116,412    $ 35,688
   Savings and NOW .............................................................     97,609      80,872
   Other time ..................................................................    245,773     121,515
   Time deposits of $100,000 or more ...........................................     80,474      23,652
                                                                                   --------    --------
              Total deposits ...................................................    540,268     261,727
Federal funds purchased and securities sold under agreements to repurchase .....     27,844      11,505
Short-term borrowings ..........................................................     10,921       4,346
Notes payable ..................................................................     25,330         - -
Accrued interest and other liabilities .........................................      5,635       2,480
                                                                                   --------    --------
              Total liabilities ................................................    609,998     280,058
                                                                                   --------    --------

Minority Interest in Subsidiaries ..............................................        769         - -
Mandatory Redeemable Preferred Stock, Series B,no par value;
    1,092 shares authorized; 857 shares issued .................................        857         - -
Stockholders' Equity
   Preferred stock, no par value; 191,643 shares authorized;
      none issued and outstanding ..............................................        - -         - -
   Series A convertible preferred stock, no par value; 2,765 shares authorized;
      2,762.24 shares issued and outstanding ...................................        500         - -
   Series C preferred stock, no par value; 4,500 shares authorized, none issued and outstanding
   Common stock, $1.00 par value;  10,000,000 shares  authorized;  3,119,666 and
      2,400,000 shares issued and outstanding
      in 1996 and 1995, respectively ...........................................      3,120       2,400
   Paid-in capital .............................................................      8,136       1,074
   Retained earnings ...........................................................     22,365      20,568
   Unrealized gain (loss) on securities available for sale, net ................       (900)          2
   Deferred compensation - stock option plans ..................................        (98)        (48)
                                                                                   --------    --------
                                                                                     33,123      23,996
   Less treasury stock, at cost: 268,263 shares ................................        521         521
                                                                                   --------    --------
              Total stockholders' equity .......................................     32,602      23,475
                                                                                   --------    --------
              Total liabilities and stockholders' equity .......................   $644,226    $303,533
                                                                                   ========    ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands, except per share data)


--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Interest income:
   Interest and fees on loans ....................................     $ 14,291      $ 12,075
   Interest on investments .......................................        5,192         3,647
                                                                       --------      --------
              Total interest income ..............................       19,483        15,722
                                                                       --------      --------

Interest expense:
   Interest on deposits ..........................................        9,424         7,496
   Interest on other borrowings ..................................          993           679
                                                                       --------      --------
              Total interest expense .............................       10,417         8,175
                                                                       --------      --------
              Net interest income before provision for loan losses        9,066         7,547
Provision for loan losses ........................................          696           513
                                                                       --------      --------
              Net interest income after provision for loan losses         8,370         7,034
                                                                       --------      --------

Noninterest income:
   Service charges ...............................................          284           212
   Merchant fee income ...........................................          379           305
   Trust income ..................................................          275           225
   Gain on sale of loans .........................................          188            95
   Gain (loss) on sale of securities .............................          (15)           87
   Other .........................................................        1,015           946
                                                                       --------      --------
              Total noninterest income ...........................        2,126         1,870
                                                                       --------      --------

Noninterest expense:
   Salaries and employee benefits ................................        4,309         3,267
   Occupancy expense, net ........................................          583           528
   Furniture and equipment expense ...............................          577           417
   FDIC deposit assessment .......................................            5           247
   Other .........................................................        2,435         2,015
                                                                       --------      --------
              Total noninterest expense ..........................        7,909         6,474
                                                                       --------      --------

              Income before income taxes and minority interest ...        2,587         2,430
Minority interest ................................................            9
                                                                       --------      --------
              Income before income taxes .........................        2,578         2,430
Income taxes .....................................................          662           658
                                                                       --------      --------
              Net income .........................................     $  1,916      $  1,772
                                                                       ========      ========

Net income available for common stock dividends ..................     $  1,876      $  1,772
                                                                       ========      ========
Earnings per common share ........................................     $   0.81      $   0.82
                                                                       ========      ========
Weighted average common shares outstanding .......................    2,305,488     2,147,892
                                                                      =========     =========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1996 and 1995
(Dollars in thousands, except per share data)


--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Interest income:
   Interest and fees on loans ....................................     $  5,620      $  4,275
   Interest on investments .......................................        2,585         1,254
                                                                       --------      --------
              Total interest income ..............................        8,205         5,529
                                                                       --------      --------
Interest expense:
   Interest on deposits ..........................................        4,035         2,709
   Interest on other borrowings ..................................          532           249
                                                                       --------      --------
              Total interest expense .............................        4,567         2,958
                                                                       --------      --------
              Net interest income before provision for loan losses        3,638         2,571
Provision for loan losses ........................................          196           171
                                                                       --------      --------
              Net interest income after provision for loan losses         3,442         2,400
                                                                       --------      --------

Noninterest income:
   Service charges ...............................................          133            72
   Merchant fee income ...........................................          139           121
   Trust income ..................................................           92            75
   Gain on sale of loans .........................................           41            35
   Gain (loss) on sale of securities .............................          (28)           26
   Other .........................................................          424           355
                                                                       --------      --------
              Total noninterest income ...........................          801           684
                                                                       --------      --------

Noninterest expense:
   Salaries and employee benefits ................................        1,765         1,093
   Occupancy expense, net ........................................          216           192
   Furniture and equipment expense ...............................          215           143
   FDIC deposit assessment (refund) ..............................            3           (12)
   Other .........................................................          949           646
                                                                       --------      --------
              Total noninterest expense ..........................        3,148         2,062
                                                                       --------      --------
              Income before income taxes and minority interest ...        1,095         1,022
Minority interest ................................................            9           - -
                                                                       --------      --------
              Income before income taxes .........................        1,086         1,022
Income taxes .....................................................          282           293
                                                                       --------      --------
              Net income .........................................     $    804      $    729
                                                                       ========      ========

Net income available for common stock dividends ..................     $    765      $    729
                                                                       ========      ========
Earnings per common share ........................................     $  0.29       $   0.34
                                                                       ========      ========
Weighted average common shares outstanding .......................    2,895,256     2,151,802
                                                                      =========     =========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands)


--------------------------------------------------------------------------------

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    -------------------
                                                                      1996       1995
                                                                    --------   --------
Cash Flows from Operating Activities:
   Net income ....................................................  $  1,916   $  1,772
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ..................................       696        513
      Provision for depreciation .................................       660        505
      Provision for deferred income taxes ........................      (155)       144
      Amortization and accretion on securities ...................       392        332
      Amortization of intangibles ................................       157         85
      Amortization of deferred compensation - stock option plans .        20         14
      (Gain) loss on sale of securities ..........................       (15)        87
      Minority interest in net income of subsidiary ..............         9
      Proceeds from sales of loans ...............................     7,962      5,946
      Origination of loans for resale ............................    (7,773)    (5,861)
      Change in assets and liabilities:
        Decrease in accrued interest receivable and other assets .       158        376
        Increase in accrued interest payable and other liabilities       574        595
                                                                     -------   --------
              Net cash provided by operating activities ..........     4,601      4,508
                                                                     -------   --------

Cash Flows from Investing Activities:
   (Increase) decrease in federal funds sold .....................       867     (2,330)
   Purchase of securities available for sale .....................   (14,525)   (17,355)
   Proceeds from maturities of securities available for sale .....    27,758     18,925
   Purchase of securities held to maturity .......................    (7,864)    (4,563)
   Proceeds from maturities of securities held to maturity .......     5,737      1,610
   Increase in loans .............................................   (14,107)   (17,748)
   Purchase of premises and equipment, net .......................      (774)      (932)
   Purchase price paid, net of cash received .....................   (11,475)
                                                                     -------   --------
              Net cash (used in) investing activities ............   (14,383)   (22,393)
                                                                     -------   --------

Cash Flows from Financing Activities:
   (Decrease) increase in deposits ...............................    (6,029)    20,063
   Increase in federal funds purchased and securities
      sold under agreement to repurchase .........................     8,508      1,355
   Proceeds from short-term borrowings ...........................     1,200
   Repayments of short-term borrowings ...........................      (325)      (530)
   Proceeds from notes payable ...................................    17,359
   Dividends paid ................................................      (217)      (211)
                                                                     -------   --------
              Net cash provided by financing activities ..........    20,496     20,677
                                                                     -------   --------

              Increase in cash and due from banks ................    10,714      2,792

Cash and due from banks, beginning of period .....................    16,167     12,998
                                                                     -------   --------

Cash and due from banks, end of period ...........................   $26,881   $ 15,790
                                                                     =======   ========

                                   (Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS,  CONTINUED
Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                                 1996      1995
                                                                               --------   --------
Supplemental Disclosures:

Assets acquired:
   Cash and due from banks .................................................   $  5,191   $    - -
   Federal funds sold ......................................................      8,169        - -
   Investment securities ...................................................    157,299        - -
   Loans, net ..............................................................    144,566        - -
   Premises and equipment ..................................................      6,547        - -
   Intangible assets .......................................................     10,250        - -
   Accrued interest receivable and other assets ............................      3,951        - -
Liabilities assumed:
   Deposits ................................................................   (284,570)       - -
   Federal funds purchased and securities sold under agreement to repurchase     (7,831)       - -
   Short-term borrowings ...................................................     (9,721)       - -
   Notes payable ...........................................................     (3,950)       - -
   Other liabilities .......................................................     (3,308)       - -
   Minority interest in subsidiaries .......................................       (760)       - -
                                                                               --------    -------
                                                                                 25,833        - -
                                                                               --------    -------
Value of common stock issued ...............................................   $  7,810    $   - -
                                                                               ========    =======
Value of preferred stock issued ............................................      1,357        - -
                                                                               ========    =======
Purchase price paid ........................................................   $ 16,666    $   - -
                                                                               ========    =======

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UnionB ANCORP, INC. (the "Company") and its subsidiaries, UnionBank, UnionBank/Sandwich, UnionData, Union Corporation, LaSalle County Collections, Inc., Prairie Acquisition Corp. and Country Bancshares, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles.

In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at September 30, 1996 and December 31, 1995, the results of operations for the nine months and three months ended September 30, 1996 and 1995, and the results of its operations and cash flows for the nine months ended September 30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note 2.  Business Acquisitions

On July 17, 1996, the Board of Directors established a Series C Preferred Stock and authorized 4,500 shares with terms to be subsequently fixed by the Board of Directors without further stockholder approval.

On August 1, 1996, the Company acquired LaSalle County Collections, Inc. ("LaSalle"), a collection agency located in Ottawa, Illinois. The purchase price of $177,000 included the issuance of 9,019 shares of common stock, valued at $1 per share, and payment of $77,000 in cash. The Company recognized an intangible asset of $169,618 for the excess of purchase price over total assets.

On August 6, 1996, the Company acquired six additional bank subsidiaries through the purchase of Prairie Bancorp, Inc. ("Prairie"), a multi-bank holding company headquartered in Princeton, Illinois. The main offices of Prairie's subsidiary banks are located in the Illinois communities of Ferris, Hanover, Ladd, Manlius, Tampico and Tiskilwa (the "Prairie Banks"). The Prairie Banks also have four branch locations in the Illinois communities of Carthage, Elizabeth and Princeton. At the date of acquisition, Prairie had approximately $224,285,000 in total assets and $189,271,000 in total deposits. In conjunction with the acquisition, the Company issued 2,762.24 of the 2,765 authorized shares of Series A Convertible Preferred Stock, which were valued at $500,000. The no par value stock earns cumulative dividends of $75 per share per year, payable in four equal quarterly payments. In addition, the Company issued 857 of the 1,092 authorized shares of Series B Preferred Stock, which were valued at $857,000. The no par value stock earns cumulative dividends of $60 per share per year, payable in four equal quarterly payments. The total acquisition cost of $14,302,000 resulted in goodwill of $2,749,000 and core deposit intangible estimated at $1,857,000.

On September 25, 1996, the Company acquired an additional bank subsidiary through the purchase of Country Bancshares, Inc. ("Country"), a one-bank holding company headquartered in Hull, Illinois with offices in six western Illinois communities. At the date of acquisition, Country had approximately $104,236,000 in total assets and $95,298,000 in total deposits. The cash purchase price of $11,637,000 resulted in goodwill of $4,734,000 and core deposit intangible estimated at $632,000.

All acquisitions were recorded using the purchase method of accounting. As such, the results of operations of the acquired entities are excluded from the consolidated statements of income for the periods prior to the respective acquisition dates. The purchase accounting adjustments will be accreted or amortized over the lives of the respective assets. Core deposit intangibles will be amortized on a straight line basis over ten years.
Goodwill will be amortized on a straight line basis over 15 years.

The unaudited pro forma results of operations which follow assume the acquisitions had occurred at the beginning of the respective periods. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisitions and interest on borrowed funds.

Unaudited pro forma consolidated results of operations for the periods ending September 30, 1995 and 1996 as though Prairie and Country had been acquired as of December 31, 1994 follow:

                                                           Country
                                        Union     Prairie    Banc
                                       Bancorp,   Bancorp,  shares,  Combined
                                         Inc.       Inc.     Inc.      Total*
                                       --------   --------  -------  ---------

Nine months ending September 30, 1995
Net interest income .................   $7,547    $ 3,560   $2,020    $13,087
Net income ..........................    1,772        639      408      2,125
                                        ======    =======   ======    =======

Earnings per common share ...........   $ 0.82    $445.06   $ 9.53    $  0.68
                                        ======    =======   ======    =======

Nine months ending September 30, 1996
Net interest income .................   $8,049    $ 4,096   $2,134    $14,790
Net income ..........................    1,682        740      914      2,404
                                        ======    =======   ======    =======

Earnings per common share ...........   $ 0.77    $546.06   $34.85    $  0.77
                                        ======    =======   ======    =======
* The combined total reflects eliminating and other necessary adjustments and therefore the totals of the individual entities are not intended to aggregate to the combined total.

The effects of LaSalle are not material and therefore have not been included in the above analysis.

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases actually been made at the beginning of the respective periods, or of results which may occur in the future.


Note 3.  New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", (Statement No. 125) which becomes effective for transactions occurring after December 31, 1996. Statement No. 125 does not permit earlier or retroactive application. Statement No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Statement No. 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

Statement No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, Statement No. 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

Management does not believe the application of Statement No. 125 to transactions of the Company's bank subsidiaries that have been typical in the past will materially affect the Company's bank subsidiaries financial position and results of operations.


Note 4.  Earnings Per  Common Share

Earnings per common share amounts are computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

For the third quarters of 1996 and 1995 and the nine months ended September 30, 1996 and 1995, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock of options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Company's common stock.


Note 5.  Sale of  Common Stock

On October 4, 1996, the Company completed its initial public offering which consisted of the sale of 1,265,000 shares of common stock at an established price of $11.50. The offering provided $14,547,500 of gross proceeds, less underwriting discounts and offering costs of approximately $1,650,000, and approximately $245,000 in other acquisition costs. Substantially all of the net proceeds received were used to reduce debt incurred in connection with the acquisitions.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


General

The principal assets of the Company are its investments in the common stock of its various subsidiaries. The Company's principal revenue source is dividends from its subsidiaries. The principal business of the Company's subsidiary banks consists of attracting deposits from the general public and using these funds to originate mortgage, consumer and commercial loans primarily in northern, central and western Illinois and areas surrounding subsidiary bank locations. The Company's subsidiary banks engage in various forms of consumer and commercial lending and invest in U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Company's subsidiary banks' profitability depends primarily on their net interest income, which is the difference between the interest income they earn on their loan and investment portfolios, and their costs of funds, which consist mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets, interest-bearing liabilities, and the interest rates earned or paid on these balances. The profitability of the Company's subsidiary banks is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and employee benefits, occupancy related expenses, deposit insurance premiums, and other operating expenses. The operations of the Company's subsidiary banks are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Financial Condition

Total assets increased $340,693,000 or 112.24% to $644,226,000 at September 30, 1996 from $303,533,000 at December 31, 1995, primarily as a result of the acquisition of three subsidiaries. Internal loan growth also accounted for approximately $13,918,000 of the increase.

Cash and cash equivalents increased $10,714,000 or 66.27%. Cash and cash equivalents was higher at September 30, 1996 due primarily to the acquisitions.

The increase in loans of $157,788,000 or 88.24% since December 31, 1995 was primarily a result of acquiring $144,566,000 in loans in connection with the acquisitions. The remaining growth in loans was due to an active commercial loan market in early 1996 and management's effort to increase the loan portfolios at the Prairie Banks. In addition, the Company continues to see growth in the new market areas obtained through acquisitions and expansion of existing subsidiaries.

The increase in securities of $144,342,000 or 145.92% since December 31, 1995 was due to the acquisition of $157,299,000 in securities in connection with the acquisitions and subsequent disposition of a portion of these securities in order to fund loan originations at the Prairie Banks. The current interest rate climate has had a negative impact on the investment portfolio. At September 30, 1996, stockholders' equity included an unrealized loss on securities available for sale of $900,000, which is net of related income taxes of $572,000.

Total deposits increased $278,541,000 or 106.42% at September 30, 1996 due primarily to the acquisition of $284,570,000 in deposits in connection with the acquisitions. The Company also generally experienced an increase in deposits in its subsidiary banks as a result of internally generated growth. The subsidiary banks also experienced a shift of customer deposits to securities sold under agreement to repurchase. The Company has thus far experienced minimal deposit run off as a result of the acquisitions.

Allowance for Loan Losses - The allowance for loan losses was $2,978,000 or .88% of loans receivable at September 30, 1996, compared to $1,931,000, or 1.08% of loans receivable at September 30, 1995. The level of nonperforming loans was
 .86% of total loans at September 30, 1996 compared to .87% as of September 30, 1995. Based on a comparison of the allowance for loan losses in relation to total loans and classified loans and the efforts put forth by management to address problem loans in recent years, management believes its allowance for loan losses is currently adequate.

Net charge-offs amounted to $1,012,000 for the nine months ended September 30, 1996 compared to net charge-offs of $286,000 for the nine months ended September 30, 1995. The increase of $726,000 is due to the charge off of one borrower's accounts of approximately $690,000. Management had previously classified this credit and established a specific reserve for it.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal and interest is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowance for loan losses, and may require the banks to make additions to their allowances based on the agencies' judgment about information available to them at the time of their examinations.

Nonperforming Assets

At September 30, 1996, the Company had $2,896,000 of nonperforming assets, of which $1,015,000 were related to the acquisitions. On September 30, 1995, the Company had $1,548,000 of nonperforming assets. Nonperforming assets to total assets at September 30, 1996 and 1995 were .0004% and .51%, respectively.

Liquidity and Capital Resources

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.

A portion of the Company's liquidity consists of cash and due from banks. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 1996 and December 31, 1995, cash and due from banks totaled $26.9 million and $16.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, its subsidiary banks may borrow additional funds from the FHLB. At September 30, 1996, the Company had $10,921,000 in outstanding advances from the FHLB.

At September 30, 1996, the Company had $11,315,000 in outstanding commitments to originate loans. In addition, the Company had unused commitments of $46,284,000 under revolving, open-end or similar type lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

On October 4, 1995, the Company completed the sale of 1,265,000 shares of its common stock. The proceeds from the sale of common stock of $14,547,500, less underwriting and acquisition expenses, were utilized to reduce debt incurred as a result of the acquisitions.

Capital Resources

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. The Company's capital ratios were as follows for the dates indicated:

                                                           (Dollars in Thousands)
                                           Pro Forma*
                                       September 30, 1996   September 30, 1996       September 30, 1995
                                       -----------------------------------------------------------------
                                        Amount     Ratio      Amount      Ratio       Amount       Ratio
                                       ------------------------------------------------------------------            --------------
Risk-Based Capi-
   tal Ratios:(1)
   Tier 1 capital ...............      $  35,140    8.56%   $  22,487      5.48%     $ 21,982       7.38%
   Tier 1 capital minimum
      requirement ...............         16,417    4.00%      16,417      4.00%       11,912       4.00%
                                       ------------------------------------------------------------------
   Excess (deficiency) ..........      $  18,723     .56%   $   6,070      1.48%     $ 10,07        3.38%
                                       ==================================================================
                                                                                                                        -----------
   Total capital ................      $  39,475     9.62%  $  26,822      6.54%     $ 23,91        8.03%
   Total capital minimum
      requirement ...............         32,835     8.00%     32,835      8.00%      23,823        8.00%
                                       ------------------------------------------------------------------
   Excess (deficiency) ..........      $   6,640     1.62%  $  (6,013)   (1.46)%     $    90        0.03%
                                       ==================================================================
   Total risk adjusted assets ...      $ 410,433            $  410,433               $297,788
                                       =========            ==========               ========
Leverage capital
   ratio: (2)(3)
   Tier 1 capital ...............      $  35,140     7.51%  $   22,487     4.81%     $ 21,982       7.60%
   Minimum requirement ..........         23,395     5.00%      23,395     5.00%       14,471       5.00%
                                       ------------------------------------------------------------------
   Excess (deficiency) ..........      $  11,745     2.51%  $     (908)  (0.19)%     $7511.00%      2.60%
                                       ==================================================================
    Average adjusted assets .....      $ 467,890            $   467,890              $ 289,415
                                       =========            ===========              =========

* Pro forma amounts and percentages assume the public stock offering was consummated on September 30, 1996 instead of October 4, 1996.
(1) In accordance with the guidelines of the Federal Reserve System (the "Federal Reserve"), unrealized net gains and losses net of deferred income taxes, which are recorded as an adjustment to equity capital on the financial statements, are not included in the calculation of these capital ratios.
(2) Based on the risk-based capital guidelines of the Board of Governors of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.
(3) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. Management of the Company has established a minimum target leverage ratio of 5%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

The capital ratios detailed above declined as a result of two factors. First, although the level of stockholders' equity was not directly affected, intangible assets are recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of total assets and risk based assets increased significantly with the acquisition, thus reducing capital in percentage terms.

Results of Operations

Three months ended September 30, 1996 and 1995

Net Interest Income - Net interest income for the three months ended September 30, 1996 increased by $1,067,000 or 41.50% to $3,638,000 from $2,571,000 for the three months ended September 30, 1995. The increase is attributable to an increase in interest earning assets as a result of the acquisitions. The Company experienced some contraction in the net interest margin during the third quarter, of which a majority was related to the acquisitions.

Interest Income - Interest income increased by $2,676,000 or 48.40% from $5,529,000 to $8,205,000, during the third quarter of 1996 compared to the respective period of 1995. This increase resulted from an increase in yields on interest earning assets and an increase in interest earning assets.

Interest Expense - Interest expense increased $1,609,000 or 54.40%, to $4,567,000 for the three months ended September 30, 1996 from $2,958,000 for the same period in 1995. The increase was primarily attributable to the increase in total deposits from $261,727,000 at September 30, 1995 to $540,268,000 at September 30, 1996, which resulted from the acquisitions. In addition, interest expense on borrowings increased $283,000 or 113.65% as a result of additional borrowings required for the acquisition of subsidiaries.

Net Income - The Company's net income for the three months ended September 30, 1996 was $804,000 compared to $729,000 for the three months ended September 30, 1995. The increase of $75,000 or 10.29% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended September 30, 1996 and 1995, the provision for loan losses was $196,000 and $171,000, respectively.

Noninterest Income - Noninterest income was $801,000 for the three months ended September 30, 1996 compared to $684,000 for the nine months ended September 30, 1995. The increase of $69,000 in other noninterest income was a result of the acquisitions .

Noninterest Expense - The increase in noninterest expense of $1,086,000 or 53.0% was attributable to an increase of $672,000 in salaries and employee benefits as a result of acquiring additional subsidiaries, and $303,000 in other noninterest expense. The increase in other nonoperating expenses was attributable to approximately $220,000 in other noninterest expense from Prairie and approximately $26,000 from the other two acquisitions. No individually significant balances were included in those totals.

The Company's effective tax rate for the three months ended September 30, 1996 and 1995 was approximately 25.97% and 28.67%, respectively.

Nine months ended September 30, 1996 and 1995

Net Interest Income - Net interest income for the nine months ended September 30, 1996 was $9,066,000 compared to $7,547,000 for the nine months ended September 30, 1995. This was caused by an increase in interest earning assets as a result of the acquisitions, as well as internal growth of the subsidiary banks. The increase was partially offset by the rise in interest bearing liabilities which also increased as a result of the acquisitions and internal growth.

Interest Income - Interest income increased by $3,761,000 or 23.92% from $15,722,000 to $19,483,000, during the first nine months of 1996 compared to the same period in 1995. This increase resulted from an increase in yields on interest earning assets and the increase in interest earning assets.

Interest Expense - Interest expense increased $2,242,000 or 27.43%, to $10,417,000 for the nine months ended September 30, 1996 from $8,175,000 for the same period in 1995. The increase was primarily attributable to the increase in total deposits from $261,727,000 at September 30, 1995 to $540,268,000 at September 30, 1996. In addition, interest expense on borrowings increased $314,000 or 46.24% as a result of additional borrowings required for the acquisition of subsidiaries.

Net Income - The Company's net income for the nine months ended September 30, 1996 was $1,916,000 compared to $1,772,000 for the nine months ended September 30, 1995. The net income for Prairie is included from August 6, 1996 and for Country from September 25, 1996.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended September 30, 1996 and 1995, the provision for loan losses was $696,000 and $513,000, respectively.

Noninterest Income - Noninterest income was $2,126,000 for the nine months ended September 30, 1996 compared to $1,870,000 for the nine months ended September 30, 1995. The increase of $69,000 in other noninterest income was a result of the acquisitions. The $93,000 increase in gain on sale of loans was offset by the $102,000 decrease in gain on sale of securities.

Noninterest Expense - Noninterest expense increased $1,453,000 for the nine months ended September 30, 1996 to $7,909,000 from $6,474,000 for the nine months ended September 30, 1995. This increase resulted from increases of $1,042,000 or 31.89% in compensation expense. The increase in compensation expense was attributable to the execution of an early retirement plan by an existing subsidiary and the acquisition of additional subsidiaries. The $420,000 increase in other nonoperating expenses was attributable to approximately
$246,000 in other noninterest expense from the acquired subsidiaries. The remainder of the increase is attributable to the Holding Company and existing subsidiaries. No individually significant balances were included in those totals.

The Company's effective tax rate for the nine months ended September 30, 1996 and 1995 was approximately 25.68% and 27.08%, respectively.

Impact on Inflation and Changing Prices

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Recent Regulatory Developments

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. None of the Company's bank subsidiaries holds any SAIF-assessable deposits and, therefore, none of the Company's bank subsidiaries is subject to the special assessment.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Company's bank subsidiaries, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish an off-site ATM, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and its bank subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and its bank subsidiaries somewhat greater operating flexibility.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      UNIONBANCORP, INC.



Date:    ______________________       /s/ R. Scott Grigsby
                                      ------------------------------------------
                                      R. Scott Grigsby
                                      Chairman of the Board, President and Chief
                                      Executive Officer



Date:    ______________________       /s/ Charles J. Grako
                                      ------------------------------------------
                                      Charles J. Grako
                                      Executive Vice President and Chief
                                        Financial Officer