Form 10-K405
period 1996-12-31
UNIONBANCORP INC
filed 1997-03-31
CIK 1019650

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                           Commission File Number: 0-28846

                                  UNIONBANCORP, INC.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


          DELAWARE                                       36-3145350
------------------------------                   ----------------------------
(State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                          Number)


              122 WEST MADISON STREET, OTTAWA, ILLINOIS            61350
             ------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

                                    (815)  434-3900
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Exchange Class                                    On Which Registered
-----------------------                                  -----------------------
        NONE                                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK ($1.00 PAR VALUE)
                           --------------------------------
                                   (Title of Class)

                              PREFERRED PURCHASE RIGHTS
                              --------------------------
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/X/]

As of March 11, 1997, the Registrant had issued and outstanding 4,116,001 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 1997, was $33,807,849.*


* Based on the last reported price ($12.75) of an actual transaction in the Registrant's Common Stock on March 7, 1997, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.


DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report") are incorporated by reference into Part II of this Form 10-K.

Certain portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                                  UNIONBANCORP, INC.

                               Form 10-K Annual Report

                                  Table of Contents


                                        Part I


Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . .  1
            A.   The Company
            B.   Regulation and Supervision

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . 10

                                       Part II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters. . . . . . . . . . . . . . . . . 10
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . 12
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . 12
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . 12
Item 9      Changes in and Disagreements on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . . . . . . . 12

                                       Part III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . 12
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . 13
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . . . . . . . . 13
Item 13.    Certain Relationships and Related Transactions . . . . . . . . 13

                                       Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 13

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                     THE COMPANY

GENERAL

    The Company, a Delaware corporation, is a multi-bank holding company which owns all of the issued and outstanding capital stock of UnionBank, an Illinois bank located in Streator, Illinois, and UnionBank/Sandwich, an Illinois bank located in Sandwich, Illinois. During 1996, the Company acquired all of the issued and outstanding capital stock of Prairie Bancorp, Inc. ("Prairie"), a multi-bank holding company with six bank subsidiaries located in the Illinois communities of Carthage, Hanover, Ladd, Manlius, Tampico and Tiskilwa, and also acquired Country Bancshares, Inc. ("Country"), a one-bank holding company having an Illinois bank subsidiary located in Macomb, Illinois (UnionBank, UnionBank/Sandwich and the bank subsidiaries of Prairie and Country are sometimes collectively referred to as the "Banks"). The Company also has three non-bank subsidiaries, UnionData Corp. ("UnionData"), which provides data processing services, Union Corporation ("Union Corporation"), which primarily serves as an owner and lessor of banking offices to certain of the Banks, and LaSalle County Collections, Inc. ("LaSalle"), a debt collection agency located in Ottawa, Illinois. The Banks and the three non-bank subsidiaries are collectively referred to as the "Subsidiaries." At December 31, 1996, the Company had consolidated assets of approximately $642.0 million, deposits of approximately $543.7 million and stockholders' equity of approximately $46.5 million.

    The Company's strategic plan contemplates an increase in profitability and stockholder value through a significant expansion of the Company's market area, substantial growth in its asset size and improved operational efficiencies. In 1993, the Company began implementing this plan by realigning its management structure through the redefinition of certain officers' duties and functions, hiring additional experienced senior executives and developing among its employees an aggressive sales culture. The acquisitions of Prairie and Country are expected to increase significantly the presence of the Company within the region's banking industry. Because of the reputations of the Company and its executive officers in the banking industry, the Company believes that it will be an attractive alternative to future sellers of community banks and thrifts. The Company believes that it can successfully manage these community-based institutions to increase their profitability by expanding cross-selling efforts and emphasizing those products and services offering the highest return on investment.

    The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community bank. Decentralized decision making authority vested in the presidents and senior officers of the Banks allows for rapid response time and flexibility in dealing with customer requests and credit needs. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates the Company's continuing commitment to the communities it serves. Management believes that these qualities distinguish the Company from its competitors and will allow the Company to compete successfully in its market area against larger regional and out-of-state institutions.

    Prior to the acquisitions of Prairie and Country, the Company served the banking needs of LaSalle and contiguous counties located in north central Illinois (LaSalle and portions of Livingston, Grundy, Bureau, Kendall, DeKalb and Kane Counties) through the Union Banks. The Company has recently expanded its lending and deposit gathering activities from north central Illinois into certain of the counties surrounding the Chicago metropolitan area, including Kane and Kendall Counties.

    The Banks provide a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The Banks make direct and indirect installment loans to consumers and commercial customers, and originate and service residential mortgages and handle the secondary marketing of those mortgages. Agricultural loans also play a role in the Company's overall lending portfolio, although most of this lending activity is based in the north central portion of the Company's market area.

    The Company has centralized the lending policies of the Prairie and Country bank subsidiaries as part of the process of integrating the operations of these banks into that of the Union Banks following the Prairie and Country acquisitions. It is anticipated that the lending policies of any banks acquired in the future would also be centralized, although the Company strives to have its bank subsidiaries retain their local focus.

    The Company also provides a variety of additional services and financial products, including trust and asset management services through its Investment Management and Trust Division, which is operated through UnionBank/Streator, MasterCard and Visa credit cards, and a debit card program inaugurated in 1994. A new automated payment option called Direct Payment, which is an efficient, electronic payment alternative to paper checks, is offered through UnionData. The Company also conducts all of its own data processing for the Union Banks through UnionData, and is integrating the Prairie and Country data processing systems into UnionData as well.

    LaSalle, a collection agency recently acquired by the Company, serves the principal market area of Ottawa, Illinois, and surrounding communities, and has been providing services to the UnionBanks prior to its acquisition. The Company intends to expand the market area of LaSalle Collections and to utilize its services with respect to the collection needs of the other Bank Subsidiaries.

COMPETITION

    The Company's market area is highly competitive. Within the 10 Illinois counties served by the Company's banking offices, many commercial banks, savings and loan associations and credit unions currently operate offices. In addition, many other financial institutions based in surrounding communities and in Chicago, Illinois, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

    The Company competes for loans principally through the range and quality of the services it provides and through competitive interest rates and loan fees. The Company believes that its long-standing presence in the communities its serves and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

    At December 31, 1996, the Company employed 289 full-time equivalent employees. The Company places high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.


                              SUPERVISION AND REGULATION

GENERAL

    Financial institutions and their holding companies are extensively regulated under federal and state law. As a result the growth and earnings performance of the Company and the Bank Subsidiaries can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the FRB, the Office of the Comptroller of the Currency (the "OCC"), the FDIC, the Illinois Commissioner, the Internal Revenue Service and state taxing authorities and the

Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

    Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank Subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank Subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

    The following references to material statutes and regulations affecting the Company and the Bank Subsidiaries are brief summaries thereof and do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank Subsidiaries.

RECENT REGULATORY DEVELOPMENTS

    On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. None of the Banks Subsidiaries holds any SAIF-assessable deposits and, therefore, none of the Bank Subsidiaries was subject to the special assessment.

    Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation ("FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the
"FSLIC"), the SAIF's predecessor insurance fund.   Pursuant to the DIFA, the
interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

    In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish off-site ATMs, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval and establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

THE COMPANY

  GENERAL

    The Company, as the sole stockholder of the Union Banks; Prairie, as the sole or controlling stockholder of each of the Prairie Banks; and Country, as the sole stockholder of Omni Bank, are each bank holding companies. As bank holding companies, each of the Company, Prairie and Country are registered with, and subject to regulation by, the FRB under the BHCA. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support its bank subsidiaries in circumstances where the holding company might not do so absent such policy. Under the BHCA, a bank holding company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require. The Company, Prairie and Country are also subject to the requirements of the Illinois Bank Holding Company Act.

  INVESTMENTS AND ACTIVITIES

    Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

    The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking . . . as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

  CAPITAL REQUIREMENTS

    Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

    The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

    The risk-based and leverage standards presently described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

    Under the FRB's guidelines, the capital standards described above generally apply on a consolidated basis to bank holding companies that, like the Company and Prairie, have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, like Country, have less than $150 million in total consolidated assets. As of December 31, 1996, each of the Company and Prairie had regulatory capital, calculated on a consolidated basis, in excess of the FRB's minimum requirements, as set forth below.


                                       Leverage              Risk-Based
                                        Ratio                   Ratio
                                        -----                   -----

  Company . . . . . . . . . . .          7.76%                  10.87%
  Prairie . . . . . . . . . . .          6.86%                  15.91%

  DIVIDENDS

    The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded through methods which would weaken the bank holding company's financial health, such as borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

    In addition to the restrictions on dividends imposed by the FRB, the DGCL only permits the Company to pay dividends out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under the Illinois Business Corporation Act, as amended, an Illinois corporation such as Prairie or Country is prohibited from paying dividends if, after giving effect to the dividend, the corporation would be insolvent or the net assets of the corporation would be less than zero or less than the maximum amount then payable to stockholders of the corporation who would have preferential distribution rights if the corporation were liquidated.

  FEDERAL SECURITIES REGULATION

    The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK SUBSIDIARIES

  GENERAL

    Each of the Ferris Bank, the Hanover Bank, the Ladd Bank, the Tiskilwa Bank and Omni Bank (collectively the "State Banks") is an Illinois-chartered bank, the deposit accounts of which are insured by the BIF. As BIF-insured and Illinois-chartered banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the FDIC, as administrator of the BIF, and the Illinois Commissioner, as the chartering authority for Illinois banks.

    The Union Banks are Illinois-chartered banks, the deposit accounts of which are insured by the BIF, and are also members of the Federal Reserve System ("member banks"). As Illinois-chartered and FDIC-insured member banks, the Union Banks are subject to the examination, supervision, reporting and enforcement requirements of the Illinois Commissioner, as the chartering authority for Illinois banks, the FRB, as the primary federal regulator of its member banks, and the FDIC, as administrator of the BIF.

    The Manlius Bank and Tampico Bank (collectively the "National Banks") are national banks, chartered by the OCC under the National Bank Act. The deposit accounts of the National Banks are insured by the BIF, and each of the National Banks is a member of the Federal Reserve System. As BIF-insured national banks, the National Banks are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

  DEPOSIT INSURANCE

    As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which each insured depository institution is placed into one of nine categories and assessed insurance premiums based upon its level of capital and the results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy are assessed at the lowest rate while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern are assessed at the highest rate. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

    During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessments will continue to range from 0% of deposits to 0.27% of deposits.

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or included in a written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Bank Subsidiaries.

  FICO ASSESSMENTS

    Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

  CAPITAL REQUIREMENTS

    Under federal regulations, the Bank Subsidiaries are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital under the FRB's capital guidelines for bank holding companies (SEE "-- the Company -- Capital Requirements").

    The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

    None of the Bank Subsidiaries has been required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1996, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as set forth below:


                                       LEVERAGE            RISK-BASED
                                        RATIO                 RATIO
                                        -----                 -----

  UnionBank/Streator  . . . . .         9.10%                14.31%

  UnionBank/Sandwich  . . . . .         7.33%                11.16%

  Ferris Bank . . . . . . . . .         6.33%                16.33%

  Hanover Bank  . . . . . . . .         8.71%                24.29%

  Ladd Bank . . . . . . . . . .         6.85%                16.06%

  Manlius Bank  . . . . . . . .         6.66%                16.30%

  Tampico Bank  . . . . . . . .         7.69%                19.41%

  Tiskilwa Bank . . . . . . . .         7.37%                18.46%

  Omni Bank . . . . . . . . . .         6.22%                10.19%

    Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

    Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

  DIVIDENDS

    Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits. Federal law also imposes limitations on the amount of dividends that may be paid by member banks, such as the Union Banks, or national banks, such as the National Banks. Generally, a member bank or a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior regulatory approval, however, neither a state member bank nor a national bank may pay dividends which exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

    The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $5.7 million was available to be paid as dividends to the Company by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the federal bank regulators may prohibit the payment of any dividends by the Bank Subsidiaries if the they determine such payment would constitute an unsafe or unsound practice.

  INSIDER TRANSACTIONS

    The Bank Subsidiaries are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company, Prairie, Country and their subsidiaries, on investments in the stock or other securities of the Company, Prairie, Country and their subsidiaries and the acceptance of the stock or other securities of the Company, Prairie, Country and their subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of the Company, Prairie, Country and their subsidiaries, to principal stockholders of the Company, Prairie and Country, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company, Prairie, Country or one of their subsidiaries or a principal stockholder of the Company, Prairie or Country may obtain credit from banks with which one of the Bank Subsidiaries maintains a correspondent relationship.

  SAFETY AND SOUNDNESS STANDARDS

    The federal banking regulators have promulgated guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution where the failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, constitutes grounds for further enforcement action.

  BRANCHING AUTHORITY

    Illinois-chartered banks, such as the Union Banks and the State Banks, have the authority under Illinois law to establish branches anywhere in the state of Illinois, subject to receipt of all required regulatory approvals. Federal law grants the same branching authority to the National Banks. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate bank mergers beginning on June 1, 1997.

  STATE BANK ACTIVITIES

    Under federal law, as implemented by final regulations adopted by the FDIC, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

  FEDERAL RESERVE SYSTEM

    FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. Each of the Bank Subsidiaries is in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

    At December 31, 1996, the Company operated 27 banking offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by one of the Banks and are not subject to any mortgage or material encumbrance. The Company believes that its current facilities are adequate for its existing business.



 AFFILIATE                           MARKETS SERVED                            PROPERTY/TYPE LOCATION
 ---------                           --------------                            ----------------------
 The Company                                                                   Administrative Office:  Ottawa

 UnionBank                           LaSalle, Grundy and Livingston Counties   Main Office: Streator, IL
                                                                               Nine banking offices located in markets served.

 UnionBank/Sandwich                  Kendall, DeKalb and LaSection alle        Main Office: Sandwich, IL
                                     counties                                  One banking office located in Plano, IL






 UnionData Corp, Inc.                LaSalle, Kendall, DeKalb, McDonough,      Main Office: Streator, IL
                                     Adams, and Pike Counties                  Additional office located in Macomb, IL

 First National Bank of Manlius      Bureau County                             Main Office: Manlius, IL
                                                                               Two banking offices located in Princeton, IL

 Farmers State Bank of Ferris        Hancock County                            Main Office, Carthage, IL
                                                                               One banking office located in Ferris, IL

 Hanover State Bank                  Jo Davies County                          Main Office: Carthage, IL
                                                                               One banking office located in Elizabeth, IL

 LaSalle County Collections, Inc.    LaSalle, DeKalb, Kendall, McDonough and   Main Office: Ottawa, IL
                                     Bureau Counties

 Bank of Ladd                        Bureau and LaSalle Counties               Main Office: Ladd, IL

 Omni Bank                           McDonough, Adams and Pike Counties        Main Office: Macomb, IL
                                                                               Six banking offices located in market served.

 Tampico National Bank               Whiteside and Bureau Counties             Main Office:  Tampico, IL

 Tiskilwa State Bank                 Bureau County                             Main Office:  Tiskilwa, IL

 Union Corporation                   LaSalle County                            Main Office:  Ottawa, IL


    In addition to the banking locations listed above, the Bank Affiliates own 17 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

    At December 31, 1996, the properties and equipment of the Company had an aggregate net book value of approximately $13.6 million.


ITEM 3.  LEGAL PROCEEDINGS

    Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no items submitted to a vote of security holders in the fourth quarter of 1996.


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was held by approximately 614 stockholders of record as of March 11, 1997, and is traded on the Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated, in each case adjusted for the three-for-one stock split which took effect on May 20, 1996. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.


                                                                                        STOCK SALES(1)
                                                                                    ----------------------                CASH
                                                                                     HIGH             LOW             DIVIDENDS(1)
                                                                                    ------           -----            -----------
1994
     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $6.75            $6.75            $0.026
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.75             6.75             0.030
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.50             6.75             0.030
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.67             7.50             0.030

1995
     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.67             7.67             0.033
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            8.83             8.33             0.033
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .            8.83             8.83             0.033
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            9.00             8.83             0.033


1996
     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11.33            10.00             0.033
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .           12.00            10.67             0.033
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .           12.00            11.00             0.035
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .           14.50            11.50             0.035


(1) Restated to reflect the three-for-one stock split which took effect on May 20, 1996.


    The holders of the Common Stock are entitled to receive dividends as declared by the Board of Directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the Prairie Acquisition, preferential dividends were required to be paid or accrued quarterly with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

    The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Banks as well as the general economic conditions and other relevant factors affecting the Company and the Banks. The Company entered into a new loan agreement in connection with the Acquisitions replacing the Company's prior loan agreement. The new loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Company's newly authorized Series B Preferred Stock issued to certain of Prairie's preferred stockholders, prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Selected consolidated financial data for the five years ended December 31, 1996, consisting of data captioned "Selected Consolidated Financial and Other Data for the Company and Subsidiaries" on page F-1 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information beginning on page 1 of the Company's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" is incorporated by reference.

    This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory provisions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996, together with the related notes and the report of McGladrey & Pullen, LLP, independent auditors, on pages 1 to 37 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Reference is made to the Form 8-K filed by the Company with the SEC on March 25, 1997.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information beginning on page 2 of the Company's 1997 Proxy Statement under the caption "Election of Directors" and on pages 4 through 7 of the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 1997 Proxy Statement is noted below.

EXECUTIVE OFFICERS

    The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 1997 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 1996, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

    WAYNE L. BISMARK, 52, is the Executive Vice President and Chief Credit Officer of the Company. Mr. Bismark joined the Company in 1994. Prior to joining the Company, Mr. Bismark had been employed since 1983 in the Financial Institutions Division of the LaSalle National Bank in Chicago, Illinois. He is responsible for the overall performance of the Company's lending activities.
Mr. Bismark has worked in the banking industry for almost 25 years, with extensive experience in lending and product sales at both the wholesale and retail levels. Mr. Bismark serves as a director of a local social service agency and is active in many civic organizations. He is also active in regional economic development associations and professional banking organizations.

    CHARLES J. GRAKO, 43, has been the Executive Vice President and Chief Financial Officer of the Company since 1990. He also serves as Secretary of the Company and UnionBank/Streator, and as a director of

UnionBank/Sandwich. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

    ROBERT B. PENNINGTON, 43, is the President of UnionBank/Sandwich, a position he has held since 1981. Mr. Pennington has spent over 20 years in the financial services industry after beginning his career as a supervisor in the consumer loan business with Household Finance Company. Mr. Pennington currently serves as a director of UnionBank/Sandwich. He has been active in community and civic activities, including serving as President of the Sandwich Chamber of Commerce and as a member of various economic development committees. He was a charter member and the first president of the Sandwich Jaycees and the Sandwich Kiwanis Club.

    EVERETT J. SOLON, 44, is the President of UnionBank/Streator. Mr. Solon has been with the Company for 14 years during which time much of his work has focused on agricultural lending, farm management and marketing. He became president of UnionBank/Streator in 1994. Mr. Solon has been active in community activities, especially in the field of education. He has served for many years as a director of the Streator Township High School District. He has also worked as a director and instructor for the Illinois Bankers Association School of Banking. He has served on the Board of Directors of UnionBank/Streator since 1994.


ITEM 11. EXECUTIVE COMPENSATION

    The information on pages 7 through 9 of the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 4 through 7 of the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on pages 11 and 12 of the 1997 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements

         N/A

(a)(2)   Financial Statement Schedules

         N/A

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

(c) Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.


(d) Financial Data Schedule

         Exhibit 27.1

                                      SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

UnionBancorp, Inc.


By: /s/ R. Scott Grigsby               By:   /s/ Charles J. Grako
    ------------------------------          ------------------------------
    R. Scott Grigsby                        Charles J. Grako
    Chairman and                            Executive Vice President and
    Principal Executive Officer             Principal Financial and
                                            Accounting Officer

Date:  March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.



       Signature                                     Title
       ---------                                     -----


/s/ R. Scott Grigsby
-----------------------------------
R. Scott Grigsby                            Chairman of the Board, President
                                            and Chief Executive Officer

/s/ Richard J. Berry
-----------------------------------
Richard J. Berry                            Director


/s/ Walter E. Breipohl
-----------------------------------
Walter E. Breipohl                          Director


/s/ L. Paul Broadus
-----------------------------------
L. Paul Broadus                             Director


/s/ John Michael Daw
-----------------------------------
John Michael Daw                            Director


/s/
-----------------------------------
Robert J. Doty                              Director


/s/ Jimmie D. Lansford
-----------------------------------
Jimmie D. Lansford                          Director


/s/ Lawrence J. McGrogan
-----------------------------------
Lawrence J. McGrogan                        Director

/s/
-----------------------------------
I. J. Reinhardt, Jr.                        Director


/s/
-----------------------------------
H. Dean Reynolds                            Director


/s/
-----------------------------------
Scott C. Sullivan                           Director


/s/
-----------------------------------
John A. Shinkle                             Director


/s/
-----------------------------------
John A. Trainor                             Director


/s/ Charles J. Grako
-----------------------------------
Charles J. Grako                            Executive Vice President and Chief
                                            Financial and Accounting Officer

                                  UNIONBANCORP, INC.

                                    EXHIBIT INDEX
                                          TO
                              ANNUAL REPORT ON FORM 10-K


                                                                      INCORPORATED
   EXHIBIT                                                              HEREIN BY                       FILED        SEQUENTIAL
     NO.                    DESCRIPTION                               REFERENCE TO                    HEREWITH        PAGE NO.
     ---                    -----------                               ------------                    --------        --------
     3.1           Restated Certificate of                     Incorporated by reference from
                   Incorporation of UnionBancorp,              Exhibit 3.1 to the Registration
                   Inc., as amended                            Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

     3.2           Bylaws of UnionBancorp, Inc.                Incorporated by reference from
                                                               Exhibit 3.2 to the Registration
                                                               Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

     4.1           Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series A          Exhibit 4.3 to the Registration
                   Convertible Preferred Stock of              Statement or Form S-1 filed by the
                   UnionBancorp, Inc.                          Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

     4.2           Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series B          Exhibit 4.4 to the Registration
                   Preferred Stock of UnionBancorp,            Statement or Form S-1 filed by the
                   Inc.                                        Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

     4.3           Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series C          Exhibit 4.5 to the Registration
                   Junior Participating Preferred              Statement or Form S-1 filed by the
                   Stock                                       Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended




                                                                      INCORPORATED
   EXHIBIT                                                              HEREIN BY                       FILED        SEQUENTIAL
     NO.                    DESCRIPTION                               REFERENCE TO                    HEREWITH        PAGE NO.
     ---                    -----------                               ------------                    --------        --------
     4.4           Specimen Common Stock Certificate           Incorporated by reference from
                   of UnionBancorp, Inc.                       Exhibit 4.6 to the Registration
                                                               Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

     4.5           Rights Agreement between                    Incorporated by reference from
                   UnionBancorp, Inc. and Harris Trust         Exhibit 4.7 to the Registration
                   and Savings Bank, dated August 5,           Statement or Form S-1 filed by the
                   1996                                        Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    10.1           Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, between UnionBank,         Exhibit 10.1 to the Registration
                   UnionBancorp, Inc. and R. Scott             Statement or Form S-1 filed by the
                   Grigsby, as amended on October 1,           Company on August 19, 1996 (SEC File
                   1993, April 4, 1996 and August 5,           No. 33-9891), as amended
                   1996

    10.2           Employment Agreement dated March 1,         Incorporated by reference from
                   1994, among UnionBank,                      Exhibit 10.2 to the Registration
                   UnionBancorp, Inc. and Wayne L.             Statement or Form S-1 filed by the
                   Bismark, as amended on April 4,             Company on August 19, 1996 (SEC File
                   1996                                        No. 33-9891), as amended

    10.3           Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, between                    Exhibit 10.3 to the Registration
                   UnionBancorp, Inc. and Charles J.           Statement or Form S-1 filed by the
                   Grako, as amended on October 1,             Company on August 19, 1996 (SEC File
                   1993, April 4, 1996 and August 5,           No. 33-9891), as amended
                   1996

    10.4           Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, by and among               Exhibit 10.4 to the Registration
                   UnionBank, UnionBancorp, Inc. and           Statement or Form S-1 filed by the
                   Everett J. Solon, as amended on             Company on August 19, 1996 (SEC File
                   October 1, 1993, April 11, 1996 and         No. 33-9891), as amended
                   August 5, 1996




                                                                      INCORPORATED
   EXHIBIT                                                              HEREIN BY                       FILED        SEQUENTIAL
     NO.                    DESCRIPTION                               REFERENCE TO                    HEREWITH        PAGE NO.
     ---                    -----------                               ------------                    --------        --------
    10.5           Employment Agreement dated June 3,          Incorporated by reference from
                   1996, between UnionBancorp, Inc.            Exhibit 10.5 to the Registration
                   and John M. Daw                             Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    10.6           Employment Agreement dated March 4,         Incorporated by reference from
                   1996, between UnionBank,                    Exhibit 10.6 to the Registration
                   UnionBancorp, Inc. and Jimmie D.            Statement or Form S-1 filed by the
                   Lansford, as amended on April 4,            Company on August 19, 1996 (SEC File
                   1996                                        No. 33-9891), as amended

    10.7           Standstill Agreements dated August          Incorporated by reference from
                   6, 1996, between UnionBancorp, Inc.         Exhibit 10.9 to the Registration
                   and each of Wayne W. Whalen and             Statement or Form S-1 filed by the
                   Dennis J. McDonnell                         Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    10.8           Registration Agreement dated August         Incorporated by reference from
                   6, 1996, between UnionBancorp, Inc.         Exhibit 10.10 to the Registration
                   and each of Wayne W. Whalen and             Statement or Form S-1 filed by the
                   Dennis J. McDonnell                         Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    10.9           Loan Agreement between                      Incorporated by reference from
                   UnionBancorp, Inc. and LaSalle              Exhibit 10.11 to the Registration
                   National Bank dated August 2, 1996          Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    10.10          UnionBancorp, Inc. Employee Stock           Incorporated by reference from
                   Ownership Plan                              Exhibit 10.12 to the Registration
                                                               Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended




                                                                      INCORPORATED
   EXHIBIT                                                              HEREIN BY                       FILED        SEQUENTIAL
     NO.                    DESCRIPTION                               REFERENCE TO                    HEREWITH        PAGE NO.
     ---                    -----------                               ------------                    --------        --------
    10.11          UnionBancorp, Inc. 1993 Stock               Incorporated by reference from
                   Option Plan, as amended                     Exhibit 10.13 to the Registration
                                                               Statement or Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

    13.1           1996 Annual Report to Stockholders
                   (as incorporated by reference into
                   this Form 10-K)                                                                        *

    21.1           Subsidiaries of UnionBancorp, Inc.                                                     *

    23.2           Consents of McGladrey & Pullen, LLP                                                    *


    27.1           Financial Data Schedule                                                                *

    99.1           1996 Proxy Statement                                                                   *
