Form 10-Q
period 1997-03-31
UNIONBANCORP INC
filed 1997-05-13
CIK 1019650

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

        (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997
                                             --------------
                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                             --------------    ---------------

                      Commission File Number: 0-28846

                              UNIONBANCORP, INC.
      ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                  36-3145350
-----------------------------------   ----------------------------------------
   (State or other jurisdiction             (I.R.S. Employer ID Number)
 of incorporation or organization)

 122 West Madison Street, Ottawa, IL         61350
----------------------------------------------------
(Address of principal executive offices)  (Zip code)

     Registrant's telephone number, including area code    (815) 434-3900
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X*         NO
                          ------          -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                       Shares outstanding at May 9, 1997
-------------------------------------  ---------------------------------------
    Common Stock, Par Value $1.00                    4,116,001

* Registrant became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 30, 1996, the effective date of the registrant's Form 8-A Registration Statement.

                                  CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

-  Consolidated Balance Sheets                                               1

-  Consolidated Statements of Income                                         2

-  Consolidated Statements of Cash Flows                                     3

-  Notes to Unaudited Consolidated Financial Statements                    4-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            7-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------
                                                  March 31,    December 31,
                                                    1997           1996
                                                 ---------     ------------
ASSETS
Cash and due from banks                          $  22,827      $  29,236
Federal funds sold                                   4,219         10,267
Securities held to maturity                         34,566         35,017
Securities available for sale                      175,540        188,538
Loans, net                                         349,440        343,428
Premises and equipment                              14,152         13,580
Intangible assets                                   10,621         10,801
Other assets                                         7,413         11,157
                                                 ---------      ---------
       TOTAL ASSETS                              $ 618,778      $ 642,024
                                                 ---------      ---------
                                                 ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest bearing                           $  59,203      $  65,864
   Interest bearing                                465,753        477,880
                                                 ---------      ---------
       TOTAL DEPOSITS                              524,956        543,744
Federal funds purchased and securities sold
 under agreements to repurchase                     17,848         21,817
Advances from the Federal Home Loan Bank             9,021         10,021
Notes payable                                       12,458         13,180
Other liabilities                                    5,703          5,027
                                                 ---------      ---------
       TOTAL LIABILITIES                           569,986        593,789
                                                 ---------      ---------
Minority interest in subsidiaries                      822            795
Mandatory redeemable preferred stock,
 Series B, no par value; 1,092 shares
 authorized; 857 shares issued                         857            857
Stockholders' Equity
   Preferred stock, no par value; 191,643
    shares authorized; none issued and
    outstanding                                         --             --
   Series A convertible preferred stock, no
    par value; 2,765 shares authorized;
    2,762.24 shares issued and outstanding             500            500
   Series C preferred stock, no par value;
    4,500 shares authorized, none issued
    and outstanding                                     --             --
   Common stock, $1.00 par value; 10,000,000
    shares authorized; 4,387,264 and
    4,386,064 shares issued and outstanding
    in 1997 and 1996, respectively                   4,387          4,386
   Surplus                                          19,305         19,312
   Retained earnings                                23,753         22,981
   Unrealized gain (loss) on securities
    available for sale                                (310)           (74)
                                                 ---------      ---------
                                                    47,635         47,105
   Less treasury stock, at cost: 271,263
    shares                                             522            522
                                                 ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                   47,113         46,583
                                                 ---------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $ 618,778      $ 642,024
                                                 ---------      ---------
                                                 ---------      ---------


See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
Interest income:
   Loans and fees on loans                            $    7,889   $    4,335
   Securities:
     U.S. Treasury securities                                360          209
     U.S. government agencies and corporations             1,028          635
     States and political subdivisions                       443          336
     Collateralized mortgage obligations                     923            2
     U.S. Government agency mortgage backed
      securities                                             587           91
     Other securities                                         54           27
   Federal funds sold                                        106           27
                                                      ----------   ----------
       TOTAL INTEREST INCOME                              11,390        5,662
                                                      ----------   ----------

Interest expense:
   Deposits                                                5,457        2,734
   Federal funds purchased and securities sold under
    agreements to repurchase                                 279          155
   Advances from the Federal Home Loan Bank                  118           --
   Notes payable                                             304           92
                                                      ----------   ----------
       TOTAL INTEREST EXPENSE                              6,158        2,981
                                                      ----------   ----------
       NET INTEREST INCOME BEFORE PROVISION FOR
        LOAN LOSSES                                        5,232        2,681
Provision for loan losses                                    157          175
                                                      ----------   ----------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN
        LOSSES                                             5,075        2,506
                                                      ----------   ----------

Noninterest income:
   Service charges                                           430          239
   Merchant fee income                                       161          129
   Trust income                                              122           92
   Gain on sale of loans                                      34           66
   Securities gains, net                                      85            7
   Other noninterest income                                  344          131
                                                      ----------   ----------
       TOTAL NONINTEREST INCOME                            1,176          664
                                                      ----------   ----------

Noninterest expense:
   Salaries and employee benefits                          2,425        1,261
   Occupancy expense, net                                    391          195
   Furniture and equipment expense                           352          164
   FDIC deposit assessment                                    14            2
   Amortization of intangible assets                         230           35
   Other noninterest expenses                              1,299          664
                                                      ----------   ----------
       TOTAL NONINTEREST EXPENSE                           4,711        2,321
                                                      ----------   ----------
       INCOME BEFORE INCOME TAXES AND MINORITY
        INTEREST                                           1,540          849
Minority interest                                             20           --
                                                      ----------   ----------
       INCOME BEFORE INCOME TAXES                          1,520          849
Income taxes                                                 382          227
                                                      ----------   ----------
       NET INCOME                                     $    1,138   $      622
                                                      ----------   ----------
                                                      ----------   ----------
Net income available for common stock dividends,
 after preferred dividends                            $    1,073   $      622
                                                      ----------   ----------
                                                      ----------   ----------
Earnings per common share                             $     0.26   $     0.29
                                                      ----------   ----------
                                                      ----------   ----------
Weighted average common shares outstanding             4,148,890    2,159,904
                                                      ----------   ----------
                                                      ----------   ----------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
Cash Flows from Operating Activities:
   Net income                                         $    1,138   $      622
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                               157          175
     Provision for depreciation                              331          149
     Amortization and accretion on securities                123          121
     Amortization of intangibles                             180           35
     Amortization of deferred compensation - stock
      option plans                                             7            4
     Gain on sale of securities                              (85)          (7)
     Minority interest in net income of subsidiary            20           --
     Proceeds from sales of loans                          2,438        2,673
     Origination of loans for resale                      (5,120)      (4,012)
     Change in assets and liabilities:
       Decrease in accrued interest receivable and
        other assets                                       1,305        1,188
       (Decrease) Increase in accrued interest
        payable and other liabilities                        676          (77)
                                                      ----------   ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES       1,170          871
                                                      ----------   ----------
Cash Flows from Investing Activities:
   Decrease in federal funds sold                          6,048          285
   Purchase of securities available for sale              (3,650)     (10,348)
   Proceeds from sales of securities available
    for sale                                              13,992        8,927
   Proceeds from maturities of securities available
    for sale                                               4,914        1,708
   Purchase of securities held to maturity                (1,265)      (1,696)
   Proceeds from maturities of securities held
    to maturity                                            1,713          878
   (Increase) decrease in loans                           (3,487)         351
   Purchase of premises and equipment, net                  (903)        (446)
                                                      ----------   ----------
           NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES                                    17,362         (341)
                                                      ----------   ----------
Cash Flows from Financing Activities:
   Decrease in deposits                                  (18,788)      (4,357)
   Decrease in federal funds purchased and securities
    sold under agreement to repurchase                    (3,969)      (1,674)
   Repayment of advances from the Federal Home
    Loan Bank                                             (1,000)          --
   Proceeds from short-term borrowings                       278          300
   Repayments of short-term borrowings                      (596)         (25)
   Repayments of notes payable                              (404)        (150)
   Proceeds from exercise of stock options                     8           --
   Dividends paid (includes dividends on
    preferred stock)                                        (470)         (72)
                                                      ----------   ----------
           NET CASH USED IN FINANCING ACTIVITIES         (24,941)      (5,978)
                                                      ----------   ----------

           DECREASE IN CASH AND DUE FROM BANKS            (6,409)      (5,448)

Cash and due from banks, beginning of period              29,236       16,167
                                                      ----------   ----------

Cash and due from banks, end of period                $   22,827   $   10,719
                                                      ----------   ----------
                                                      ----------   ----------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of UnionBancorp, Inc. (the "Company") and its subsidiaries, UnionBank, UnionBank/Sandwich, UnionData, Union Corporation, LaSalle County Collections, Inc., Prairie Acquisition Corp. and Country Bancshares, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with generally accepted accounting principles.

In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.  BUSINESS ACQUISITIONS

On August 1, 1996, the Company acquired LaSalle County Collections, Inc. ("LaSalle"), a collection agency in Ottawa, Illinois. The purchase price of $177,000 included the issuance of 9,090 shares of Common Stock, valued at $11.00 per share, and payment of $77,000 in cash. The Company recognized an intangible asset of $170,000 for the excess of purchase price over total assets acquired.

On August 6, 1996, the Company acquired six additional bank subsidiaries through the purchase of Prairie Bancorp, Inc. ("Prairie"), a multi-bank holding company headquartered in Princeton, Illinois. At the date of acquisition, Prairie had approximately $226,756,000 in total assets and $189,271,00 in total deposits. In conjunction with the acquisition, the Company issued 2,762.24 of the 2,765 authorized shares of Series A Convertible Preferred Stock, which were valued at $500,000. In addition, the Company issued 857,000 of the 1,092,000 authorized shares of Series B Preferred Stock, which were valued at $857,000 and 710,576 shares of Common Stock valued at $7,710,000. The total acquisition cost of $14,302,000 resulted in goodwill of $2,749,000 and core deposit intangible estimated at $1,857,000.

On September 25, 1996, the Company acquired an additional bank subsidiary through the purchase of Country Bancshares, Inc. ("Country"). At the date of acquisition, Country had approximately $109,040,000 in total assets and $90,999,000 in total deposits. The cash purchase

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

price of $11,627,000 resulted in goodwill of $4,842,000 and core deposit intangible estimated at $632,000.

All acquisitions were recorded using the purchase method of accounting. As such, the results of operations of the acquired entities are included in the consolidated statement of income from respective acquisition dates.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial- components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Company.

On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. SFAS 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects SFAS No. 128 to have little impact on its EPS calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentations.

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings per common share amounts are computed by subtracting from earnings the dividend requirements on Preferred Stock to arrive at earnings applicable to Common Stock and dividing

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
this amount by the average number of common and common equivalent shares outstanding during the period.

For the three months ended March 31, 1997 and 1996, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of Common Stock outstanding and the incremental number of shares issuable under outstanding stock options that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Company's Common Stock.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

GENERAL

The principal assets of the Company are its investments in the common stock of its various subsidiaries. The Company's principal revenue source is dividends from its subsidiaries. The principal business of the Company's subsidiary banks consists of attracting deposits from the general public and using these funds to originate mortgage, consumer and commercial loans primarily in northern, central and western Illinois and areas surrounding subsidiary bank locations. The Company's subsidiary banks engage in various forms of consumer and commercial lending and invest in U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Company's subsidiary banks' profitability depends primarily on their net interest income, which is the difference between the interest income they earn on their loan and investment portfolios, and their cost of funds, which consist mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets, interest-bearing liabilities, and the interest rates earned or paid on these balances. The profitability of the Company's subsidiary banks is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and employee benefits, occupancy related expenses, deposit insurance premiums, and other operating expenses. The operations of the Company's subsidiary banks are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

FINANCIAL CONDITION

Total assets decreased $23,246,000 or 3.62% to $618,778,000 at March 31, 1997
from $642,024,000 at December 31, 1996, stemming primarily from a decrease in total deposits and by a reduced reliance on securities sold under agreements to repurchase.

Cash and cash equivalents decreased $6,409,000 or 21.92%. The decrease was related to the decrease in deposits coupled by an increased emphasis by management to reduce noninterest earning assets.

The increase in loans of $6,042,000 or 1.74% to $352,538,000 was primarily the result of management's effort to increase the loan portfolios at the recently acquired Prairie Banks. In addition, the Company continues to see growth in the new market areas obtained through acquisitions and expansion of existing subsidiaries.

The decrease in securities of $13,449,000 or 6.02% since December 31, 1996 was partly related to strategic plans to improve the net interest margin by increasing the earning asset mix toward

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------------------

higher yielding loans at the newly acquired banks. The remaining decrease was directly related to the overall decrease in assets.

Total deposits decreased $18,788,000 or 3.46% since December 31, 1996 to a level of $524,956,000 at March 31, 1997. The majority of the overall decrease in deposits was related to revising the deposit rate structure of the banks acquired during 1996, with the runoff being well within management expectations.

ALLOWANCE FOR LOANS LOSSES - The allowance for loan losses was $3,098,000 or
 .88% of loans receivable at March 31, 1997, which was comparable to $3,068,000, or .89% of loans receivable at December 31, 1996. The level of nonperforming loans was 1.07% of total loans at March 31, 1997 compared to .65% as of December 31, 1996. The increase in nonperforming loans resulted from management's proactive identification and work with credits in the portfolios of the acquired banks. The increase in nonperforming loans does not represent a significant loss exposure over previously identified loans. Based on a comparison of the allowance for loan losses in relation to total loans and classified loans and the efforts put forth by management to address problem loans in recent years, management believes its allowance for loan losses is currently adequate.

Net charge-offs amounted to $127,000 for the three months ended March 31, 1997 compared to net charge-offs of $86,000 for the three months ended March 31, 1996. The increase was associated with charge-offs that occurred at one of the banks acquired last year.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal and interest in unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowance for loan losses, and may require the banks to make additions to their allowances based on the agencies' judgment about information available to them at the time of their examinations.

On January 1, 1995, the Company adopted guidelines for impaired loans required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The adoption of these accounting standards did not have a material effect on the Company's

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

consolidated financial position or results of operations because the Company's recognition and measurement policies regarding nonperforming loans were materially consistent with these accounting standards.

NONPERFORMING ASSETS

At March 31, 1997, the Company had $4,148,000 of nonperforming assets, of which $1,920,000 were related to the acquisitions. On March 31, 1996, the Company had $2,864,000 of nonperforming assets. Nonperforming assets to total assets at March 31, 1997 and 1996 were .67% and .96%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnights funds purchased from corespondent banks and the acceptance of short-term deposits from public entities.

A portion of the Company's liquidity consists of cash and due from banks. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At March 31, 1997 and December 31, 1996, cash and due from banks totaled $22.8 million and $29.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, its subsidiary banks may borrow additional funds from the Federal Home Loan Bank of Chicago "The FHLB". At March 31, 1997, the Company had $9,021,000 in outstanding advances from the FHLB.

At March 31, 1997, the Company had $5,483,000 in outstanding commitments to originate loans. In addition, the Company had unused commitments of $53,299,000 under revolving, open-end or similar type lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

CAPITAL RESOURCES

The Company's subsidiary banks (the "Banks") are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Banks were 10.36% and 11.59% respectively, at March 31, 1997, and 11.94% and 13.00%, respectively, at March 31, 1996. Each of the Banks are currently, and expect to continue to be, in compliance with these guidelines.

The Board of Governors of the Federal Reserve System (the "FRB") has announced a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the FRB's Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriated resources are available to the bank holding company on a reasonable basis. The Company's capital ratios were as follows for the dates indicated:


                                                  March 31,                          Minimum         Well-
                                  -------------------------------------------        Capital      Capitalized
                                    1997              1996           1995             Ratios         Ratios
                                  -------------------------------------------      -----------    -----------
Tier 1 risk-based capital          $  37,645      $  23,641        $  21,382
Tier 2 risk-based capital              4,455          2,104            1,793
                                   ----------     ----------        ---------
    Total capital                  $  42,100      $  25,745        $  23,175

Risk-weighted assets               $ 363,194      $ 198,081        $ 183,585
Average leveraged assets           $ 615,902      $ 298,383        $ 265,942

Capital ratios:
    Tier 1 risk-based capital         10.36%         11.94%           11.65%         4.00%            6.00%
    Total capital to risk
       adjusted assets                11.59%         13.00%           12.62%         8.00%           10.00%
    Tier 1 leverage ratio              6.11%          7.92%            8.04%         3.00%            5.00%


The capital ratios detailed above declined as a result of two factors. First, although the level of stockholders' equity was not directly affected, intangible assets are recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of assets and risk based assets increased significantly with the acquisition which were completed during 1996, thus reducing capital in percentage terms.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET INTEREST INCOME - Net interest income for the three months ended March 31, 1997 increased by $2,551,000 or 95.15% to $5,232,000 from $2,681,000 for the three months ended March 31, 1996. The increase was attributable to an increase in interest earning assets as a result of the acquisitions. The Company's net interest margin declined to 3.83% at March 31, 1997, from 4.14% at March 31, 1996. The decrease in the net interest margin is primarily related to a change in the asset mix of the earning assets resulting from the Acquisitions, which brought about a higher level of earning assets in lower yielding securities.

INTEREST INCOME - Interest income increased by $5,728,000 or 101.17% from $5,662,000 to $11,390,000, during the first quarter of 1997 compared to the respective period of 1996. This increase resulted primarily from an increase in interest earning assets, which is reflective of the acquisitions, that was partially offset by a reduction in yields on interest earning assets.

INTEREST EXPENSE - Interest expense increased by $3,177,000 or 106.57% to $6,158,000 for the three months ended March 31, 1997 from $2,981,000 for the same period in 1996. The increase was primarily attributable to the increase in total deposits from $257,370,000 at March 31, 1996 to $524,956,000 at March 31,
1997, which resulted from the acquisitions. In addition, interest expense on borrowings, including FHLB Advances, increased by $330,000 or 358.70% as a result of additional borrowings required for the acquisition of subsidiaries.

NET INCOME - The Company's net income for the three months ended March 31, 1997 was $1,138,000 compared to $622,000 for the three months ended March 31, 1996. The increase of $516,000 or 82.96% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

PROVISION FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended March 31, 1997 and 1996, the provision for loan losses was $157,000 and $175,000, respectively.

NONINTEREST INCOME - Noninterest income was $1,176,000 for the three months ended March 31, 1997 compared to $664,000 for the three months ended March 31, 1996. The increase of $512,000 or 77.11% was largely attributable to the acquisition of income producing subsidiaries.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

In addition, Securities gains increased by $78,000 to $85,000 for the three months ended March 31, 1997 from $7,000 for the three months ended March 31, 1996. The securities gains are directly reflective of the Company's strategic plan to improve the net interest margin by increasing the earning asset mix toward higher yielding loans at the newly acquired banks, which consequently is being achieved by selling off a portion of the lower yielding investment portfolio.

NONINTEREST EXPENSE - Noninterest expense increased $2,390,000 for the three months ended March 31, 1997 to $4,711,000 from $2,321,000 for the three months ended March 31, 1996. All categories of noninterest expense reported increases which were predominately connected to costs linked to the acquired subsidiaries.

The Company's effective tax rate for the three months ended March 31, 1997 and 1996 was approximately 25.13% and 26.74%, respectively.

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

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institution from the risks of the new nonbanking activities permitted to such affiliates.

Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its bank subsidiaries.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1985, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory provisions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. The risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         Exhibit 27. Financial Data Schedule

         Reports on Form 8K:

         On March 24, 1997, the Company filed a report on Form 8-K under Item 4 announcing the recommendation of the Company's Board of Directors to engage the accounting firm of Crowe, Chizek and Company, LLP as its certified public accountants for 1997, replacing McGladrey & Pullen, LLP.

                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNIONBANCORP, INC.


Date:  May 13, 1997                       /s/ R. Scott Grigsby
     ------------------                   -----------------------
                                            R. Scott Grigsby
                                            Chairman of the Board, President
                                            and Chief Executive Officer


Date: May 13, 1997                         /s/ Charles J. Grako
     ------------------                    ------------------------
                                            Charles J. Grako
                                            Executive Vice President and
                                            Chief Financial Officer