Form 10-Q
period 1997-06-30
UNIONBANCORP INC
filed 1997-08-13
CIK 1019650

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ______________________

                       Commission File Number:  0-28846

                              UNIONBANCORP, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                      36-3145350
  (State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)

  122 West Madison Street, Ottawa, IL                           61350
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

        YES   X *              NO
            -----                  -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                  Shares outstanding at  August 11, 1997
Common Stock, Par Value $1.00                    4,116,001

- Registrant became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 30, 1996, the effective date of the registrant's Form 8-A Registration Statement.

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

-  Consolidated  Balance Sheets                                           1

-  Consolidated Statements of Income                                  2 - 3

-  Consolidated Statements of Cash Flows                                  4

-  Notes to Unaudited Consolidated Financial Statements               5 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8 - 21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                22

Item 2.  Changes in Securities                                            22

Item 3.  Defaults Upon Senior Securities                                  22

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                          22

Item 5.  Other Information                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                23

Item 1.

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                 June 30,     December 31,
                                                                                   1997           1996
                                                                               -----------    ------------
ASSETS
Cash and due from banks                                                        $    19,406    $    29,236
Federal funds sold                                                                   2,757         10,267
Securities held to maturity                                                         34,592         35,017
Securities available for sale                                                      169,803        188,538
Loans, net                                                                         356,432        343,428
Premises and equipment                                                              14,555         13,580
Intangible assets                                                                   10,416         10,801
Other assets                                                                         9,310         11,157
                                                                               -----------    -----------
         TOTAL ASSETS                                                          $   617,271    $   642,024
                                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest bearing                                                          $    59,428    $    65,864
  Interest bearing                                                                 453,272        477,880
                                                                               -----------    -----------
         TOTAL DEPOSITS                                                            512,700        543,744
Federal funds purchased and securities sold under agreements to repurchase          27,449         21,817
Advances from the Federal Home Loan Bank                                             8,455         10,021
Notes payable                                                                       12,658         13,180
Other liabilities                                                                    5,327          5,027
                                                                               -----------    -----------
         TOTAL LIABILITIES                                                         566,589        593,789
                                                                               -----------    -----------
Minority interest in subsidiaries                                                      854            795
                                                                               -----------    -----------
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued                                           857            857
                                                                               -----------    -----------
Stockholders' Equity
  Preferred stock, no par value; 191,643 shares authorized;
    none issued and outstanding
  Series A convertible preferred stock, no par value; 2,765 shares authorized;
    2,762.24 shares issued and outstanding                                             500            500
  Series C preferred stock, no par value; 4,500 shares authorized, none issued and outstanding
  Common stock, $1.00 par value; 10,000,000 shares authorized;
    4,387,264 and 4,386,064 shares issued and outstanding
    in 1997 and 1996, respectively                                                   4,387          4,386
Surplus                                                                             19,318         19,312
Retained earnings                                                                   24,933         22,981
Unrealized gain (loss) on securities available for sale                                355            (74)
                                                                               -----------    -----------
                                                                                    49,493         47,105
Less treasury stock, at cost: 271,263 shares                                           522            522
                                                                               -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                                 48,971         46,583
                                                                               -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   617,271    $   642,024
                                                                               ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   1997           1996
                                                                               -----------    ------------
Interest income:
  Loans and fees on loans                                                      $    15,995    $     8,643
  Securities:
    U.S. Treasury securities                                                           710            401
    U.S. government agencies and corporations                                        1,880          1,301
    States and political subdivisions                                                  896            676
    Collateralized mortgage obligations                                              1,871              3
    U.S. Government agency mortgage backed securities                                1,127            178
    Other securities                                                                   108             43
  Federal funds sold                                                                   173             33
                                                                               -----------    -----------
         TOTAL INTEREST INCOME                                                      22,760         11,278
                                                                               -----------    -----------
Interest expense:
  Deposits                                                                          10,724          5,390
  Federal funds purchased and securities sold under agreements to repurchase           544            276
  Advances from the Federal Home Loan Bank                                             255
  Notes payable                                                                        541            184
                                                                               -----------    -----------
         TOTAL INTEREST EXPENSE                                                     12,064          5,850
                                                                               -----------    -----------
         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                       10,696          5,428
Provision for loan losses                                                              473            500
                                                                               -----------    -----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        10,223          4,928

Noninterest income:
  Service charges                                                                      897            488
  Merchant fee income                                                                  302            237
  Trust income                                                                         236            184
  Gain on sale of loans                                                                149            142
  Securities gains, net                                                                 97             13
  Other noninterest income                                                             610            260
                                                                               -----------    -----------
         TOTAL NONINTEREST INCOME                                                    2,291          1,324
                                                                               -----------    -----------
Noninterest expense:
  Salaries and employee benefits                                                     4,637          2,544
  Occupancy expense, net                                                               772            384
  Furniture and equipment expense                                                      736            331
  FDIC deposit assessment                                                               30              3
  Amortization of intangible assets                                                    459             71
  Other noninterest expenses                                                         2,553          1,428
                                                                               -----------    -----------
         TOTAL NONINTEREST EXPENSE                                                   9,187          4,761
                                                                               -----------    -----------
         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                            3,327          1,491
Minority interest                                                                       42
                                                                               -----------    -----------
         INCOME BEFORE INCOME TAXES                                                  3,285          1,491
Income taxes                                                                           917            380
                                                                               -----------    -----------
         NET INCOME                                                            $     2,368    $     1,111
                                                                               ===========    ===========
Net income available for common stock dividends, after preferred dividends     $     2,238    $     1,111
                                                                               ===========    ===========
Earnings per common share                                                      $      0.54    $      0.51
                                                                               ===========    ===========
Weighted average common shares outstanding                                       4,148,477      2,169,012
                                                                               ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   1997           1996
                                                                               -----------    ------------
Interest income:
  Loans and fees on loans                                                      $     8,106    $     4,308
  Securities:
    U.S. Treasury securities                                                           350            192
    U.S. government agencies and corporations                                          852            666
    States and political subdivisions                                                  453            340
    Collateralized mortgage obligations                                                948              1
    U.S. Government agency mortgage backed securities                                  540             87
    Other securities                                                                    55             16
  Federal funds sold                                                                    67              6
                                                                               -----------    -----------
         TOTAL INTEREST INCOME                                                      11,371          5,616
                                                                               -----------    -----------
Interest expense:
  Deposits                                                                           5,267          2,656
  Federal funds purchased and securities sold under agreements to repurchase           265            121
  Advances from the Federal Home Loan Bank                                             137
  Notes payable                                                                        237             92
                                                                               -----------    -----------
         TOTAL INTEREST EXPENSE                                                      5,906          2,869
                                                                               -----------    -----------
         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                        5,465          2,747
Provision for loan losses                                                              316            325
                                                                               -----------    -----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         5,149          2,422
                                                                               -----------    -----------
Noninterest income:
  Service charges                                                                      467            249
  Merchant fee income                                                                  141            108
  Trust income                                                                         114             92
  Gain on sale of loans                                                                115             76
  Securities gains, net                                                                 12              6
  Other noninterest income                                                             266            129
                                                                               -----------    -----------
         TOTAL NONINTEREST INCOME                                                    1,115            660
                                                                               -----------    -----------
Noninterest expense:
  Salaries and employee benefits                                                     2,212          1,283
  Occupancy expense, net                                                               381            189
  Furniture and equipment expense                                                      384            167
  FDIC deposit assessment                                                               16              1
  Amortization of intangible assets                                                    229             36
  Other noninterest expenses                                                         1,254            762
                                                                               -----------    -----------
         TOTAL NONINTEREST EXPENSE                                                   4,476          2,438
                                                                               -----------    -----------
         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                            1,788            644
Minority interest                                                                       22
                                                                               -----------    -----------
         INCOME BEFORE INCOME TAXES                                                  1,766            644
Income taxes                                                                           535            154
                                                                               -----------    -----------
         NET INCOME                                                            $     1,231    $       490
                                                                               ===========    ===========
Net income available for common stock dividends, after preferred dividends     $     1,166    $       490
                                                                               ===========    ===========
Earnings per common share                                                      $      0.28    $      0.23
                                                                               ===========    ===========
Weighted average common shares outstanding                                       4,148,956      2,175,221
                                                                               ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   1997           1996
                                                                               -----------    ------------
Cash Flows from Operating Activities:
  Net income                                                                   $     2,368    $     1,111
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                          473            500
    Provision for depreciation                                                         684            297
    Amortization and accretion on securities                                           222            239
    Amortization of intangibles                                                        385             49
    Amortization of deferred compensation - stock option plans                          20              7
    Gain on sale of securities                                                         (97)           (13)
    Gain on sale of loans                                                             (149)          (142)
    Minority interest in net income of subsidiary                                       42
    Proceeds from sales of loans                                                     4,084          4,475
    Origination of loans for resale                                                 (8,395)        (4,332)
    Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable and other assets             (409)         1,853
      (Decrease) increase in accrued interest payable and other liabilities              5           (465)
                                                                               -----------    -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (767)         3,579
                                                                               -----------    -----------
Cash Flows from Investing Activities:
  Decrease in federal funds sold                                                     7,510          2,040
  Purchase of securities available for sale                                        (11,408)       (11,585)
  Proceeds from sales of securities available for sale                              20,912         11,820
  Proceeds from maturities of securities available for sale                         12,589          2,750
  Purchase of securities held to maturity                                           (1,391)          (876)
  Proceeds from maturities of securities held to maturity                            1,774            782
  Increase in loans                                                                 (9,416)        (6,080)
  Purchase of premises and equipment, net                                           (1,659)          (556)
  Proceeds from sale of other real estate owned                                         39            150
                                                                               -----------    -----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        18,950         (1,555)
                                                                               -----------    -----------
Cash Flows from Financing Activities:
  Decrease in deposits                                                             (31,044)        (2,640)
  (Decrease) increase in federal funds purchased and securities
    sold under agreement to repurchase                                               5,632         (3,961)
  Repayment of advances from the Federal Home Loan Bank                             (1,566)             -
  Proceeds from short-term borrowings                                                  478              -
  Repayments of short-term borrowings                                               (1,000)           (45)
  Proceeds from exercise of stock options                                                8              -
  Dividends paid (includes dividends on preferred stock)                              (521)          (142)
                                                                               -----------    -----------
         NET CASH USED IN FINANCING ACTIVITIES                                     (28,013)        (6,788)
                                                                               -----------    -----------
         DECREASE IN CASH AND DUE FROM BANKS                                        (9,830)        (4,764)

Cash and due from banks, beginning of period                                        29,236         16,167
                                                                               -----------    -----------
Cash and due from banks, end of period                                         $    19,406    $    11,403
                                                                               ===========    ===========

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

In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1997 and December 31, 1996, the results of operations for the six months and three months ended June 30, 1997 and 1996, and the results of its operations and cash flows for the six months ended June 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the six months and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997.

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

On September 25, 1996, the Company acquired an additional bank subsidiary through the purchase of Country Bancshares, Inc. ("Country"). At the date of acquisition, Country had approximately $109,040,000 in total assets and $90,999,000 in total deposits. The cash purchase

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price of $11,627,000 resulted in goodwill of $4,842,000 and a core deposit intangible estimated at $632,000.

All acquisitions were recorded using the purchase method of accounting. As such, the results of operations of the acquired entities are included in the consolidated statements of income from the respective acquisition dates.

In conjunction with the reorganization and simplification of the Company's corporate structure, applications were filed during the second quarter of 1997 with various regulators to complete the consolidation of a number of the Company's subsidiaries. This bank endeavor, which is intended to increase internal efficiency and reduce cost, is anticipated to be completed during the final quarter of 1997. In addition, during the first part of the third quarter of 1997, the Company completed its acquisition of minority stock interest at three of its newly acquired bank subsidiaries. All subsidiaries of the Company other than the Bank of Ladd are now wholly-owned.

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

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months and six months ended June 30, 1997 and 1996, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of Common Stock outstanding and the incremental number of shares issuable under outstanding stock options that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Company's Common Stock.

Item 2.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

CAPITAL RESOURCES

The Company's subsidiary banks (the "Banks") are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2
(supplementary) capital.   The amount of loan loss allowance that may be
included in capital is limited to 1.25% of risk-weighted assets. The ratio of tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Banks were 10.39% and 11.60% respectively, at June 30, 1997, and 11.74% and 12.54%, respectively, at June 30, 1996. Each of the Banks are currently, and expect to continue to be, in compliance with these guidelines.

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


                                               June 30,                 Minimum         Well-
                                    ------------------------------      Capital      Capitalized
                                      1997       1996       1995        Ratios         Ratios
                                    --------   --------   --------      -------      -----------

Tier 1 risk-based capital           $ 39,076   $ 23,617   $ 21,793
Tier 2 risk-based capital              4,558      1,597      1,871
                                    --------   --------   --------
    Total capital                   $ 43,634   $ 25,214   $ 23,664

Risk-weighted assets                $376,151   $201,133   $190,753
Average leveraged assets            $607,517   $297,119   $272,012

Capital ratios:
  Tier 1 risk-based capital            10.39%     11.74%     11.42%       4.00%         6.00%
  Total capital to risk
    adjusted assets                    11.60%     12.54%     12.41%       8.00%        10.00%
  Tier 1 leverage ratio                 6.43%      7.95%      8.01%       3.00%         5.00%

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

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets decreased $24,753,000 or 3.86% to $617,271,000 at June  30, 1997
from $642,024,000 at December 31, 1996, stemming primarily from a decrease in total deposits and by a reduced reliance on securities sold under agreements to repurchase.

Cash and due from banks decreased $9,830,000 or 33.62%. The decrease was related to the decrease in deposits coupled with an increased emphasis by management on reducing noninterest earning assets.

Federal funds sold decreased $7,510,000 or 73.15% to $2,757,000 at June 30, 1997 from $10,267,000 at December 31, 1996. The decrease was primarily related to a decrease in deposits coupled with heightened awareness of liquidity management with increased emphasis on maximizing the yield composition of the earning assets.

The increase in gross loans of $13,137,000 or 3.79% to $359,633,000 was primarily the result of management's effort to increase the loan portfolios at the recently acquired Prairie Banks. In addition, the Company continues to see growth in the new market areas obtained through acquisitions and expansion of existing subsidiaries.

The decrease in securities of $19,160,000 or 8.57% since December 31, 1996 was partly related to strategic plans to improve the net interest margin by increasing the earning asset mix toward

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

higher yielding loans at the newly acquired banks. The remaining decrease was directly related to the overall decrease in assets.

Total deposits decreased $31,044,000 or 5.71% since December 31, 1996 to a level of $512,700,000 at June 30, 1997. The majority of the overall decrease in deposits was related to revising the deposit rate structure of the banks acquired during 1996, with the runoff being well within management expectations and is in conjunction with management's philosophy to emphasize profitability over growth as it restructures the balance sheet.

The increase in premises and equipment of $975,000 was largely related to the acquisition and renovation of a building in Ottawa, Illinois, the location of the Company's corporate headquarters, which was purchased to house the centralized mortgage lending function. In addition, the building is also being utilized by the Financial Controls and Human Resource Departments of the Company.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses was $3,201,000 or
 .89% of loans receivable at June 30, 1997, which was comparable to $3,068,000, or .89% of loans receivable at December 31, 1996. The level of nonperforming loans was .82% of total loans at June 30, 1997 compared to .65% as of December 31, 1996. The increase in nonperforming loans resulted from management's proactive identification and work with credits in the portfolios of the acquired banks. The increase in nonperforming loans does not represent a significant loss exposure over previously identified loans. Based on a comparison of the allowance for loan losses in relation to total loans and classified loans and the efforts put forth by management to address problem loans in recent years, management believes its allowance for loan losses is currently adequate.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Net charge-offs amounted to $340,000 for the six months ended June 30, 1997
and were   significantly less than the net charge-offs of $917,000 for the six months ended June 30, 1996. The net charge-offs recorded during the first six months of 1996 were primarily centered around one large credit which amounted to approximately $692,000.

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

On January 1, 1995, the Company adopted guidelines for impaired loans required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118,

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations because the Company's recognition and measurement policies regarding nonperforming loans were materially consistent with these accounting standards. At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118 totaled $2,463,000 of which $2,273,000 are impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. The remaining $190,000 of impaired loans required a related allowance for possible loan losses in the amount of $71,000. There was no interest income recognized on impaired loans (during the portion of this quarter that they were impaired) during the second quarter of 1997.

NONPERFORMING ASSETS

At June 30, 1997, the Company had $3,594,000 of nonperforming assets, of which $1,066,000 were related to the acquisitions. On June 30, 1996, the Company had $1,887,000 of nonperforming assets. Nonperforming assets to total assets at June 30, 1997 and 1996 were .58% and .64%, respectively.

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

A portion of the Company's liquidity consists of cash and due from banks. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At June 30, 1997 and December 31, 1996, cash and due from banks totaled $19.4 million and $29.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, its subsidiary banks may borrow additional funds from the Federal Home Loan Bank of Chicago (the "FHLB"). At June 30, 1997, the Company had $8,455,000 in outstanding advances from the FHLB.

At June 30, 1997, the Company had $7,321,000 in outstanding commitments to originate loans. In addition, the Company had unused commitments of $67,346,000 under revolving, open-end or similar type lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME - The Company's net income for the three months ended June 30, 1997 was $1,231,000 compared to $490,000 for the three months ended June 30, 1996. The increase of $741,000 or 151.22% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

NET INTEREST INCOME - Net interest income for the three months ended June 30, 1997 increased by $2,718,000 or 98.94% to $5,465,000 from $2,747,000 for the three months ended June 30, 1996. The increase was attributable to an increase in interest earning assets as a result of the acquisitions. The Company's net interest margin declined to 4.06% for the quarter ended June 30, 1997 from 4.21% that was earned for the same time frame in the previous year. The decrease in the net interest margin was primarily related to a change in the asset mix of the earning assets resulting from the acquisitions, which brought about a higher level of earning assets in lower yielding securities.

INTEREST INCOME -   Interest income increased by $5,755,000 or 102.48% from
$5,616,000 to $11,371,000, during the second quarter of 1997 compared to the same period of 1996. This increase resulted primarily from an increase in interest earning assets, which is reflective of the acquisitions, that was partially offset by a reduction in yields on interest earning assets.

INTEREST EXPENSE - Interest expense increased by $3,037,000 or 105.86% to $5,906,000 for the three months ended June 30, 1997 from $2,869,000 for the same period in 1996. The increase was primarily attributable to the increase in total deposits from $259,087,000 at June 30, 1996 to

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

$512,700,000 at June 30, 1997, which resulted from the acquisitions. In addition, interest expense on borrowings, including FHLB advances, increased by $282,000 or 306.52% as a result of additional borrowings required for the acquisition of subsidiaries.

PROVISION FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended June 30, 1997 and 1996, the provision for loan losses was $316,000 and $325,000, respectively.

NONINTEREST INCOME - Noninterest income was $1,115,000 for the three months ended June 30, 1997 compared to $660,000 for the three months ended June 30, 1996. The increase of $455,000 or 68.94% was largely attributable to the acquisition of income producing subsidiaries.

NONINTEREST EXPENSE - Noninterest expense increased $2,038,000 for the three months ended June 30, 1997 to $4,476,000 from $2,438,000 for the three months ended June 30, 1996. All categories of noninterest expense reported increases which were predominately connected to costs linked to the acquired subsidiaries.

The Company's effective tax rate for the three months ended June 30, 1997 and 1996 was approximately 30.29% and 23.91%, respectively.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME - The Company's net income for the six months ended June 30, 1997 was $2,368,000 compared to $1,111,000 for the six months ended June 30, 1996. The increase of $1,257,000 or 113.14% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

NET INTEREST INCOME - Net interest income for the six months ended June 30, 1997 increased by $5,268,000 or 97.05% to $10,696,000 from $5,428,000 for the six months ended June 30, 1996. The increase was attributable to an increase in interest earning assets as a result of the acquisitions. The Company's net interest margin declined to 3.94% at June 30, 1997, from 4.23% at June 30, 1996. The decrease in the net interest margin was primarily related to a change in the asset mix of the earning assets resulting from the acquisitions, which brought about a higher level of earning assets in lower yielding securities. The June 30, 1997 net interest margin of 3.94% represented an 11 basis point improvement over the 3.83% margin that was earned during the first quarter of 1997. The improvement was driven by management's strategy to enhance the net interest margin of the acquired banks by utilizing a higher yielding asset mix coupled with a revised deposit rate structure.

INTEREST INCOME - Interest income increased by $11,482,000 or 101.81% from $11,278,000 to $22,760,000, during the first six months of 1997 as compared to the same period of 1996. This increase resulted primarily from an increase in interest earning assets, which is reflective of the acquisitions, that was partially offset by a reduction in yields on interest earning assets.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

INTEREST EXPENSE - Interest expense increased by $6,214,000 or 106.22% to $12,064,000 for the six months ended June 30, 1997 from $5,850,000 for the same period in 1996. The increase was primarily attributable to the increase in total deposits from $259,087,000 at June 30, 1996 to $512,700,000 at June 30, 1997, which resulted from the acquisitions. In addition, interest expense on borrowings, including FHLB advances, increased by $612,000 or 332.61% as a result of additional borrowings required for the acquisition of subsidiaries.

PROVISION FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended June 30, 1997 and 1996, the provision for loan losses was $473,000 and $500,000, respectively.

NONINTEREST INCOME - Noninterest income was $2,291,000 for the six months ended June 30, 1997 compared to $1,324,000 for the six months ended June 30, 1996. The increase of $967,000 or 73.04% was largely attributable to the acquisition of income producing subsidiaries. In addition, securities gains increased by $84,000 to $97,000 for the six months ended June 30, 1997 from $13,000 for the six months ended June 30, 1996. The securities gains are directly reflective of the Company's strategic plan to improve the net interest margin by increasing the earning asset mix toward higher yielding loans at the newly acquired banks, which consequently is being achieved by selling off a portion of the lower yielding investment portfolio.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

NONINTEREST EXPENSE - Noninterest expense increased $4,426,000 for the six months ended June 30, 1997 to $9,187,000 from $4,761,000 for the six months ended June 30, 1996. All categories of noninterest expense reported increases which were predominately connected to costs linked to the acquired subsidiaries.

The Company's effective tax rate for the six months ended June 30, 1997 and 1996 was approximately 27.91% and 25.49%, respectively.

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

RECENT REGULATORY DEVELOPMENTS

The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 1997, the annual meeting of stockholders was held.
         At the meeting, L. Paul Broadus, John Michael Daw, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr. were elected to serve as Class II directors with terms expiring in 2000. Continuing as Class I directors until 1999 are Richard J. Berry, Walter E. Breipohl and Lawrence J. McGrogan. Continuing as Class III directors are R. Scott Grigsby, H. Dean Reynolds, John A. Shinkle and Scott C. Sullivan.

         There were 4,116,001 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors        FOR      WITHHELD

         L. Paul Broadus           3,218,407    44,082
         John Michael Daw          3,218,407    44,082
         Robert J. Doty            3,215,407    47,082
         Jimmie D. Lansford        3,212,843    49,646
         I.J. Reinhardt            3,218,407    44,082

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

           None.

         Reports on Form 8K:

           None

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNIONBANCORP, INC.



Date:___________________          _______________________________________
                                  R. Scott Grigsby
                                  Chairman of the Board, President and
                                  Chief Executive Officer



Date:___________________          _______________________________________
                                  Charles J. Grako
                                  Executive Vice President and
                                  Chief Financial Officer