Form 10-Q
period 1997-09-30
UNIONBANCORP INC
filed 1997-11-14
CIK 1019650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September  30, 1997
                                         -------------------

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________

                       Commission File Number:  0-28846

                              UNIONBANCORP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Delaware                                      36-3145350
-------------------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer ID Number)
  of incorporation or organization)

122 West Madison Street, Ottawa, IL         61350
----------------------------------------------------
(Address of principal executive offices)  (Zip code)

     Registrant's telephone number, including area code  (815) 434-3900
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

                    YES  X *              NO
                        ----                 ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                        Shares outstanding at November 10, 1997
-----------------------------           ---------------------------------------
Common Stock, Par Value $1.00                           4,135,830

* Registrant became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 30, 1996, the effective date of the registrant's Form 8-A Registration Statement.

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

-    Consolidated  Balance Sheets                                          1

-    Consolidated Statements of Income                                    2-3

-    Consolidated Statements of Cash Flows                                 4

-    Notes to Unaudited Consolidated Financial Statements                 5-7

Item 2. Management's Discussion and Analysis of Financial Condition and 8-16 Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                               September 30,   December 31,
                                                                                   1997            1996
                                                                               ------------    ------------
ASSETS
Cash and due from banks                                                          $   19,901     $   29,236
Federal funds sold                                                                    4,673         10,267
Securities held to maturity                                                          35,118         35,017
Securities available for sale                                                       162,043        188,538
Loans, net                                                                          366,743        343,428
Premises and equipment                                                               14,817         13,580
Intangible assets                                                                    10,364         10,801
Other assets                                                                          8,455         11,157
                                                                               ------------    ------------
     TOTAL ASSETS                                                                $  622,114     $  642,024
                                                                               ------------    ------------
                                                                               ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest bearing                                                            $   53,490     $   65,864
  Interest bearing                                                                  461,046        477,880
                                                                               ------------    ------------
     TOTAL DEPOSITS                                                                 514,536        543,744
Federal funds purchased and securities sold under
 agreements to repurchase                                                            28,021         21,817
Advances from the Federal Home Loan Bank                                              8,455         10,021
Notes payable                                                                        12,919         13,180
Other liabilities                                                                     5,929          5,027
                                                                               ------------    ------------
     TOTAL LIABILITIES                                                              569,860        593,789
                                                                               ------------    ------------
Minority interest in subsidiaries                                                       633            795
                                                                               ------------    ------------
Mandatory redeemable preferred stock, Series B,no par value;
  1,092 shares authorized; 857 shares issued                                            857            857
                                                                               ------------    ------------
Stockholders' Equity
  Preferred stock, no par value; 191,643 shares authorized;
    none issued and outstanding                                                         -              -
  Series A convertible preferred stock, no par value; 2,765 shares authorized;
    2,762.24 shares issued and outstanding                                              500            500
  Series C preferred stock, no par value; 4,500 shares authorized,
    none issued and outstanding                                                         -              -
  Common stock, $1.00 par value; 10,000,000 shares authorized;
    4,407,093 and 4,386,064 shares issued and outstanding
    in 1997 and 1996, respectively                                                    4,407          4,386
Surplus                                                                              19,564         19,312
Retained earnings                                                                    25,892         22,981
Unrealized gain (loss) on securities available for sale                                 923           (74)
                                                                               ------------    ------------
                                                                                     51,286         47,105
Less treasury stock, at cost: 271,263 shares                                            522            522
                                                                               ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                                               50,764         46,583
                                                                               ------------    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  622,114     $  642,024
                                                                               ------------    ------------
                                                                               ------------    ------------

See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                           ------------------------
                                                                              1997          1996
                                                                           ---------      ---------
Interest income:
  Loans and fees on loans                                                 $   24,456     $   14,291
  Securities:
    U.S. Treasury securities                                                   1,058            546
    U.S. government agencies and corporations                                  2,714          2,254
    States and political subdivisions                                          1,355          1,099
    Collateralized mortgage obligations                                        2,786            574
    U.S. Government agency mortgage backed securities                          1,540            548
    Other securities                                                             139             72
  Federal funds sold                                                             256             99
                                                                           ---------      ---------
      TOTAL INTEREST INCOME                                                   34,304         19,483
                                                                           ---------      ---------

Interest expense:
Deposits                                                                      16,135          9,424
Federal funds purchased and securities sold under agreements to repurchase       883            492
Advances from the Federal Home Loan Bank                                         385            289
Notes payable                                                                    795            212
                                                                           ---------      ---------
      TOTAL INTEREST EXPENSE                                                  18,198         10,417
                                                                           ---------      ---------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                    16,106          9,066
Provision for loan losses                                                        703            696
                                                                           ---------      ---------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     15,403          8,370
                                                                           ---------      ---------

Noninterest income:
  Service charges                                                              1,383            798
  Merchant fee income                                                            497            379
  Trust income                                                                   394            275
  Gain on sale of loans                                                          403            188
  Securities gains, net                                                          169           (15)
  Other noninterest income                                                       998            501
                                                                           ---------      ---------
      TOTAL NONINTEREST INCOME                                                 3,844          2,126
                                                                           ---------      ---------

Noninterest expense:
  Salaries and employee benefits                                               6,972          4,309
  Occupancy expense, net                                                       1,145            583
  Furniture and equipment expense                                              1,126            577
  FDIC deposit assessment                                                         47              5
  Amortization of intangible assets                                              688            165
  Other noninterest expenses                                                   3,979          2,270
                                                                           ---------      ---------
      TOTAL NONINTEREST EXPENSE                                               13,957          7,909
                                                                           ---------      ---------
      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         5,290          2,587
Minority interest                                                                 58              9
                                                                           ---------      ---------
      INCOME BEFORE INCOME TAXES                                               5,232          2,578
Income taxes                                                                   1,551            662
                                                                           ---------      ---------
      NET INCOME                                                          $    3,681     $    1,916
                                                                           ---------      ---------
                                                                           ---------      ---------
Net income available for common stock dividends,
after preferred dividends                                                 $    3,487     $    1,876
                                                                           ---------      ---------
                                                                           ---------      ---------
Earnings per common share                                                 $     0.84     $     0.81
                                                                           ---------      ---------
                                                                           ---------      ---------
Weighted average common shares outstanding                                 4,175,285      2,305,488
                                                                           ---------      ---------
                                                                           ---------      ---------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1997          1996
                                                           ---------      ---------
Interest income:
  Loans and fees on loans                                 $    8,461     $    5,648
  Securities:
    U.S. Treasury securities                                     348            145
    U.S. government agencies and corporations                    834            953
    States and political subdivisions                            459            423
    Collateralized mortgage obligations                          915            571
    U.S. Government agency mortgage backed securities            413            370
    Other securities                                              31             29
  Federal funds sold                                              83             66
                                                           ---------      ---------
      TOTAL INTEREST INCOME                                   11,544          8,205
                                                           ---------      ---------

Interest expense:
  Deposits                                                     5,411          4,034
  Federal funds purchased and securities sold under
    agreements to repurchase                                     339            216
  Advances from the Federal Home Loan Bank                       130            289
  Notes payable                                                  254             28
                                                           ---------      ---------
      TOTAL INTEREST EXPENSE                                   6,134          4,567
                                                           ---------      ---------
      NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES     5,410          3,638
Provision for loan losses                                        230            196
                                                           ---------      ---------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      5,180          3,442
                                                           ---------      ---------

Noninterest income:
  Service charges                                                486            310
  Merchant fee income                                            195            142
  Trust income                                                   158             91
  Gain on sale of loans                                          254             46
  Securities gains, net                                           72           (28)
  Other noninterest income                                       388            241
                                                           ---------      ---------
      TOTAL NONINTEREST INCOME                                 1,553            802
                                                           ---------      ---------

Noninterest expense:
  Salaries and employee benefits                               2,335          1,765
  Occupancy expense, net                                         373            199
  Furniture and equipment expense                                390            246
  FDIC deposit assessment                                         17              2
  Amortization of intangible assets                              229             94
  Other noninterest expenses                                   1,426            842
                                                           ---------      ---------
      TOTAL NONINTEREST EXPENSE                                4,770          3,148
                                                           ---------      ---------
      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         1,963          1,096
Minority interest                                                 16              9
                                                           ---------      ---------
      INCOME BEFORE INCOME TAXES                               1,947          1,087
Income taxes                                                     634            283
                                                           ---------      ---------
      NET INCOME                                          $    1,313      $     804
                                                           ---------      ---------
                                                           ---------      ---------
Net income available for common stock dividends,
  after preferred dividends                               $    1,249      $     765
                                                           ---------      ---------
                                                           ---------      ---------
Earnings per common share                                 $     0.30      $    0.29
                                                           ---------      ---------
                                                           ---------      ---------
Weighted average common shares outstanding                 4,185,095      2,895,256
                                                           ---------      ---------
                                                           ---------      ---------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                           ------------------------
                                                                              1997          1996
                                                                           ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                              $   3,681       $   1,916
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                   703             696
    Provision for depreciation                                                1,073             660
    Amortization and accretion on securities                                    317             392
    Amortization of intangibles                                                 437             157
    Amortization of deferred compensation - stock option plans                   31              20
    (Gain) Loss on sale of securities                                         (169)              15
    Gain on sale of loans                                                     (403)           (188)
    Minority interest in net income of subsidiary                                58               9
    Proceeds from sales of loans                                              9,218           7,962
    Origination of loans for resale                                        (16,615)         (7,773)
    Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable and other assets       392             158
      (Decrease) increase in accrued interest payable and other liabilities     239             389
                                                                           ---------      ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (1,038)           4,413
                                                                           ---------      ---------

Cash Flows from Investing Activities:
  Decrease in federal funds sold                                              5,594             867
  Purchase of securities available for sale                                (17,949)        (14,525)
  Proceeds from sales of securities available for sale                       27,448             --
  Proceeds from maturities of securities available for sale                  21,285          27,758
  Purchase of securities held to maturity                                   (2,055)         (7,864)
  Proceeds from maturities of securities held to maturity                     1,892           5,737
  Increase in loans                                                        (16,698)        (13,919)
  Proceeds from sale of other real estate owned                                 174             --
  Purchase of premises and equipment                                        (2,310)           (774)
  Purchase price paid, net of cash received                                      --        (11,475)
                                                                           ---------      ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  17,381        (14,195)
                                                                           ---------      ---------

Cash Flows from Financing Activities:
  Decrease in deposits                                                     (29,208)         (6,029)
  Increase in federal funds purchased and securities
    sold under agreement to repurchase                                        6,204           8,508
  Repayment of advances from the Federal Home Loan Bank                     (1,566)              --
  Proceeds from short-term borrowings                                           766           1,200
  Repayments of short-term borrowings                                       (1,027)           (325)
  Proceeds from notes payable                                                  --            17,359
  Net Proceeds from issuance of common stock                                     20              --
  Proceeds from exercise of stock options                                         8              --
  Dividends paid (includes dividends on preferred stock)                      (875)           (217)
                                                                           ---------      ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (25,678)         20,496
                                                                           ---------      ---------

        (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                      (9,335)          10,714

Cash and due from banks, beginning of period                                 29,236          16,167
                                                                           ---------      ---------

Cash and due from banks, end of period                                    $  19,901       $  26,881
                                                                           ---------      ---------
                                                                           ---------      ---------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at September 30, 1997 and December 31, 1996, the results of operations for the nine months and three months ended September 30, 1997 and 1996, and the results of its operations and cash flows for the nine months ended September 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the nine months and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997.

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

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

price of $11,627,000 resulted in goodwill of $4,842,000 and a core deposit intangible estimated at $632,000.

All acquisitions were recorded using the purchase method of accounting. As such, the results of operations of the acquired entities are included in the consolidated statements of income from the respective acquisition dates.

In conjunction with the reorganization and simplification of the Company's corporate structure, applications were filed during the second quarter of 1997 with various regulators to complete the consolidation of a number of the Company's subsidiaries. As of this date, all applications have been approved and two of three scheduled mergers have been completed. The consolidation is intended to increase internal efficiency and reduce cost along with freeing up management at bank levels for customer contact and business development. The transformation of the Company's internal structure is intended to create a much more efficient organization capable of generating sustained revenue and earnings growth. In addition, during the first part of the third quarter of 1997, the Company completed its acquisition of minority stock interest at three of its newly acquired bank subsidiaries. All subsidiaries of the Company other than the Bank of Ladd are now wholly-owned.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 requires a consistent application of a financial- components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishment occurring after December 31, 1996, and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No.
127. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Company.

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

UNIONBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

other common stock equivalents. The Company expects SFAS No. 128 to have little impact on its EPS calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentations.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129, effective for financial statements for periods ending after December 15, 1997, consolidates existing disclosure reporting guidance about a company's capital structure under a single standard. This standard will have no impact on the Company.

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings per common share amounts are computed by subtracting from earnings the dividend requirements on Preferred Stock to arrive at earnings applicable to Common Stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

For the three months and nine months ended September 30, 1997 and 1996, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of Common Stock outstanding and the incremental number of shares issuable under outstanding stock options that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Company's Common Stock.

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

FINANCIAL CONDITION

Total assets decreased $19,910,000 or 3.10% to $622,114,000 at September 30,1997 from $642,024,000 at December 31, 1996, stemming primarily from a decrease in total deposits that was partially reduced by an increased reliance on Federal funds purchased and securities sold under agreements to repurchase.

Cash and due from banks decreased $9,335,000 or 31.93%. The decrease was related to the decrease in deposits coupled with an increased emphasis by management on reducing noninterest earning assets.

Federal funds sold decreased $5,594,000 or 54.49% to $4,673,000 at September 30, 1997 from $10,267,000 at December 31, 1996. The decrease was primarily related to a decrease in deposits coupled with heightened focus on liquidity management with increased emphasis on maximizing the yield composition of the earning assets.

The increase in gross loans of $23,315,000 or 6.73% to $369,811,000 was primarily the result of management's effort to increase the loan portfolios at the recently acquired Prairie Banks. In

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

addition, the Company continues to see growth in the new market areas obtained through acquisitions and expansion of existing subsidiaries.

The decrease in securities of $26,394,000 or 11.81% since December 31, 1996 was partly related to strategic plans to improve the net interest margin by increasing the earning asset mix toward higher yielding loans at the newly acquired banks. The remaining decrease was directly related to the overall decrease in assets.

Total deposits decreased $29,208,000 or 5.37% since December 31, 1996 to a level of $514,536,000 at September 30, 1997. The majority of the overall decrease in deposits was related to revising the deposit rate structure of the banks acquired during 1996, with the runoff being well within management expectations and is in conjunction with management's philosophy to emphasize profitability over growth as it restructures the balance sheet.

The increase in premises and equipment of $1,237,000 was largely related to the acquisition and renovation of a building in Ottawa, Illinois, the location of the Company's corporate headquarters, which was purchased to house the centralized mortgage lending function. In addition, the building is also being utilized by the Financial Controls and Human Resource Departments of the Company.

ALLOWANCE FOR LOAN LOSSES -  The allowance for loan losses was $3,068,000 or
 .83% of loans receivable at September 30, 1997, which was equal to $3,068,000, or .89% of loans receivable at December 31, 1996. The level of nonperforming loans was .89% of total loans at September 30, 1997, as compared to .65% as of December 31, 1996. The increase in nonperforming loans was primarily related to the inclusion of two large credits, which are past due 30 days and still accruing interest, and are not expected to result in material losses. The increase in nonperforming loans does not represent a significant loss exposure over previously identified loans. Based on a comparison of the allowance for loan losses in relation to total loans and classified loans and the efforts put forth by management to address problem loans in recent years, management believes its allowance for loan losses is currently adequate.

Net charge-offs amounted to $703,000 for the nine months ended September 30, 1997 and were significantly less than the net charge-offs of $1,012,000 for the nine months ended September 30, 1996. The net charge-offs recorded during the first nine months of 1996 were primarily centered around one large credit which amounted to approximately $692,000.

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

On January 1, 1995, the Company adopted guidelines for impaired loans required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations because the Company's recognition and measurement policies regarding nonperforming loans were materially consistent with these accounting standards. At September 30, 1997, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 and SFAS No. 118 totaled $2,270,000 of which $2,206,000 were impaired loans which do not require a related allowance for possible loan losses as the carrying value of the loans is less than the discounted present value of expected future cash flows. The remaining $64,000 of impaired loans required a related allowance for possible loan losses in the amount of $5,000. There was no interest income recognized on impaired loans (during the portion of this quarter that they were impaired) during the third quarter of 1997.

NONPERFORMING ASSETS

At September 30, 1997, the Company had $3,844,000 of nonperforming assets which $898,000 were related to the acquisitions. On September 30, 1996, the Company had $2,896,000 of nonperforming assets. Nonperforming assets to total assets at September 30, 1997 and 1996 were .60% and .45%, respectively.

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

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

A portion of the Company's liquidity consists of cash and due from banks. The level of these assets is dependent on the Company's operating, investing, lending and financing activities during any given period. At September 30, 1997 and December 31, 1996, cash and due from banks totaled $19.9 million and $29.2 million, respectively.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, its subsidiary banks may borrow additional funds from the Federal Home Loan Bank of Chicago (the "FHLB"). At September 30, 1997, the Company had $8,455,000 in outstanding advances from the FHLB.

At September 30, 1997, the Company had $5,128,000 in outstanding commitments to originate loans. In addition, the Company had unused commitments of $73,387,000 under revolving, open-end or similar type lines of credit. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

CAPITAL RESOURCES

The Company's subsidiary banks (the "Banks") are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2
(supplementary) capital.   The amount of loan loss allowance that may be
included in capital is limited to 1.25% of risk-weighted assets. The ratio of tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Banks were 10.46% and 11.61% respectively, at September 30, 1997, and 5.48% and 6.54%, respectively, at September 30, 1996. Each of the Banks are currently, and expect to continue to be, in compliance with these guidelines.

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

                                            September 30,                   Minimum         Well-
                              ---------------------------------------       Capital      Capitalized
                                 1997           1996           1995          Ratios         Ratios
                              ---------      ---------      ---------      ---------      ---------
Tier 1 risk-based capital     $  40,232      $  22,487      $  21,982
Tier 2 risk-based capital         4,425          4,335          1,931
                              ---------      ---------      ---------
    Total capital             $  44,657      $  26,822      $  23,913

Risk-weighted assets          $ 384,756      $ 410,433      $ 297,788
Average leveraged assets      $ 609,969      $ 467,890      $ 289,415

Capital ratios:
  Tier 1 risk-based capital       10.46%          5.48%          7.38%          4.00%       6.00%
  Total capital to risk
    adjusted assets               11.61%          6.54%          8.03%          8.00%         10.00%
  Tier 1 leverage ratio            6.60%          4.81%          7.60%          3.00%          5.00%

The capital ratios detailed above declined as a result of two factors. First, although the level of stockholders' equity was not directly affected, intangible assets are recorded as part of the required purchase accounting method. Intangible assets are required to be deducted from capital during the calculation of the capital ratios. Second, the level of assets and risk based assets increased significantly with the acquisitions which were completed during 1996, thus reducing capital in percentage terms.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME - The Company's net income for the three months ended September 30, 1997 was $1,313,000 compared to $804,000 for the three months ended September 30, 1996. The increase of $509,000 or 63.31% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

NET INTEREST INCOME - Net interest income for the three months ended September 30, 1997 increased by $1,772,000 or 48.71% to $5,410,000 from
$3,638,000 for the three months ended September 30, 1996. The increase was partially attributable to an increase in interest earning assets as a result of the acquisitions. In addition, the Company's net interest margin increased to 3.94% for the quarter ended September 30, 1997 from 3.49% that was earned for the same time frame in the previous year. The increase in the net interest margin was primarily driven by management's strategy to enhance the net interest margin of the acquired banks by utilizing a higher yielding asset mix coupled with a revised deposit rate structure.

INTEREST INCOME -   Interest income increased by $3,339,000 or 40.69% from
$8,205,000 to $11,544,000, during the third quarter of 1997 compared to the same period of 1996. This increase resulted from an increase in interest earning assets, which is primarily reflective of the acquisitions, coupled by an increase in the yield on interest earning assets. The increase in the yield on earning assets was primarily driven by a change in the asset mix of the earning assets ,at the acquired banks, by shifting the emphasis toward loans which have a higher yield than securities.

INTEREST EXPENSE - Interest expense increased by $1,567,000 or 34.31% to $6,134,000 for the three months ended September 30, 1997 from $4,567,000 for the same period in 1996. The increase was partially attributable to the increase in total deposits which resulted from the acquisitions.

PROVISION FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended September 30, 1997 and 1996, the provision for loan losses was $230,000 and $196,000, respectively.

NONINTEREST INCOME - Noninterest income was $1,553,000 for the three months ended September 30, 1997 compared to $802,000 for the three months ended September 30, 1996. The increase of $751,000 or 93.64% was largely attributable to the acquisition of income producing subsidiaries.

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


NONINTEREST EXPENSE - Noninterest expense increased $1,622,000 for the three months ended September 30, 1997 to $4,770,000 from $3,148,000 for the three months ended September 30, 1996. All categories of noninterest expense reported increases which were predominately connected to costs linked to the acquired subsidiaries.

The Company's effective tax rate for the three months ended September 30, 1997 and 1996 was approximately 32.56% and 26.03%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME - The Company's net income for the nine months ended September 30, 1997 was $3,681,000 compared to $1,916,000 for the nine months ended September 30, 1996. The increase of $1,765,000 or 92.12% in net earnings resulted primarily from the acquisition of additional income producing subsidiaries.

NET INTEREST INCOME - Net interest income for the nine months ended September 30, 1997 increased by $7,040,000 or 77.65% to $16,106,000 from $9,066,000 for the nine months ended September 30, 1996. The increase was partially attributable to an increase in interest earning assets as a result of the acquisition. In addition, the Company's net interest margin increased to 3.94% at September 30, 1997, from 3.79% at September 30, 1996. The September 30, 1996, net interest margin was adversely effected by the cost of carrying the acquisition debt until the initial public offering was completed in October, 1996. In addition, the timing of the consummation of the bank acquisitions limited any asset mix changes to improve the net interest margin.

INTEREST INCOME -   Interest income increased by $14,821,000 or 76.07% from
$19,483,000 to $34,304,000, during the first nine months of 1997 as compared to the same period of 1996. This increase resulted primarily from an increase in interest earning assets, which is reflective of the acquisitions.

INTEREST EXPENSE - Interest expense increased by $7,781,000 or 74.70% to $18,198,000 for the nine months ended September 30, 1997 from $10,417,000 for the same period in 1996. The increase was primarily attributable to the increase in total average interest paying deposits, which resulted from the acquisitions. In addition, interest expense on borrowings, including FHLB advances, increased by $679,000 or 135.53% as a result of additional borrowings required for the acquisition of subsidiaries.

PROVISION FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors, including general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


loss allowance. During the nine months ended September 30, 1997 and 1996, the provision for loan losses was $703,000 and $696,000, respectively.

NONINTEREST INCOME - Noninterest income was $3,844,000 for the nine months ended September 30, 1997 compared to $2,126,000 for the nine months ended September 30, 1996. The increase of $1,718,000 or 80.81% was largely attributable to the acquisition of income producing subsidiaries. In addition, securities gains increased by $184,000 to $169,000 for the nine months ended September 30, 1997 from a $15,000 loss for the nine months ended September 30, 1996. The securities gains are directly reflective of the Company's strategic plan to improve the net interest margin by increasing the earning asset mix toward higher yielding loans at the newly acquired banks, which consequently is being achieved by selling off a portion of the investment portfolio. All securities gains and losses that occurred during 1997 and 1996 were as a result of transactions involving available-for-sale securities.

NONINTEREST EXPENSE - Noninterest expense increased $6,048,000 for the nine months ended September 30, 1997 to $13,957,000 from $7,909,000 for the nine months ended September 30, 1996. All categories of noninterest expense reported increases which were predominately connected to costs linked to the acquired subsidiaries.

The Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was approximately 29.64% and 25.68%, respectively.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-

UNIONBANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend,"
"anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory provisions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

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

         27 - Financial Data Schedule

         Reports on Form 8K:

         None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIONBANCORP, INC.



Date: November 14, 1997                   /s/ R. Scott Grigsby
                                          -------------------------------------
                                          R. Scott Grigsby
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date: November 14, 1997                   /s/ Charles J. Grako
                                          -------------------------------------
                                          Charles J. Grako
                                          Executive Vice President and
                                          Chief Financial Officer