Form 10-K405
period 1997-12-31
UNIONBANCORP INC
filed 1998-03-30
CIK 1019650

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                        Commission File Number: 0-28846

                              UNIONBANCORP, INC.
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                        36-3145350
(State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                           number)


                   122 WEST MADISON STREET, OTTAWA, ILLINOIS      61350
                   (Address of principal executive offices)     (Zip Code)

                                (815)  433-7030
             (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Exchange Class                                   On Which Registered
        NONE                                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK ($1.00 PAR VALUE)
                              (Title of Class)

                          PREFERRED PURCHASE RIGHTS
                              (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

As of March 9, 1998, the Registrant had issued and outstanding 4,135,830 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 1998, was $48,040,710.*

* Based on the last reported price ($19.75) of an actual transaction in the Registrant's Common Stock on March 9, 1998, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report") are incorporated by reference into Part II of this Form 10-K.

Certain portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                              UNIONBANCORP, INC.

                           Form 10-K Annual Report

                              Table of Contents


                                   Part I

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . .  1
          A.  The Company
          B.  Regulation and Supervision

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 10

                                   Part II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters . . . . . . . . . . . . . . . . . 10
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 12
Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . . . 12
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk. . . . 12
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . 12
Item 9    Changes in and Disagreements on Accounting and Financial
              Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . 12
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 13
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . 13
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 13

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                                  THE COMPANY

GENERAL

     The Company, a Delaware corporation, is a regional financial services company based in Ottawa, Illinois, which has five bank subsidiaries (the "Banks"). The Banks serve communities throughout Central and Northern Illinois through twenty-seven locations. The Company also has three non-bank subsidiaries, UnionData Corp., Inc. ("UnionData"), which provides data processing services; UnionTrust Corporation ("UnionTrust", formerly known as Union Corporation), a trust company which also serves as an owner and lessor of banking offices to certain of the Banks; and Credit Recovery, Inc. ("Credit Recovery," formerly known as LaSalle County Collections, Inc.), a debt collection agency located in Ottawa, Illinois. The Banks and the three non-bank subsidiaries are collectively referred to as the "Subsidiaries." At December 31, 1997, the Company had consolidated assets of approximately $625.5 million, deposits of approximately $527.7 million and stockholders' equity of approximately $51.6 million.

HISTORICAL

     The Company was originally formed in 1982 as the bank holding company for UnionBank, an Illinois state bank with its main office located in Streator, Illinois ("UnionBank"). In 1984, UnionBank/Sandwich, an Illinois state bank with its main office located in Sandwich, Illinois ("Sandwich"), became a subsidiary of the Company. In 1991, the Ottawa National Bank, Ottawa, Illinois, was acquired and merged into UnionBank.

     During 1996, the Company acquired all of the issued and outstanding capital stock of Prairie Bancorp, Inc. ("Prairie"), a multi-bank holding company with six bank subsidiaries located in the Illinois communities of Carthage, Hanover, Ladd, Manlius, Tampico and Tiskilwa, and also acquired Country Bancshares, Inc. ("Country"), a one-bank holding company with an Illinois bank subsidiary located in Macomb, Illinois.

     In 1997, the Company acquired the remaining minority stock ownership interests in and consolidated the operations of certain of the Banks. Also in 1997, Sandwich was merged with and into UnionBank; Tampico National Bank and The First National Bank of Manlius were merged with and into Tiskilwa State Bank under the name "UnionBank/Central"; and the Farmers State Bank of Ferris was merged with and into Omni Bank under the name "UnionBank/West." The Company's two other banking subsidiaries are UnionBank/Northwest an Illinois state bank with its main office located in Hanover, Illinois ("UnionBank/Northwest"), and the Bank of Ladd, an Illinois state bank with its main office located in Ladd, Illinois ("Ladd"). Ladd, of which 81.7% is owned by the Company, and UnionBank/Northwest, are both subsidiaries of Prairie.

OPERATIONS

     The Company's strategic plan contemplates an increase in profitability and stockholder value through a significant expansion of the Company's market area, substantial growth in its asset size and improved operational efficiencies. In 1993, the Company began implementing this plan by realigning its management structure through the redefinition of certain officers' duties and functions, hiring additional experienced senior executives and developing among its employees an aggressive sales culture. The acquisitions of Prairie and Country significantly increased the presence of the Company within the region's banking industry. Because of the reputations of the Company and its executive officers in the banking industry, the Company believes that it will be an attractive alternative to future sellers of community banks and thrifts. The Company believes that it can successfully manage these community-based institutions to increase their profitability by expanding cross-selling efforts and emphasizing those products and services offering the highest return on investment.

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

     The Company serves the banking needs of LaSalle and contiguous counties located in north central Illinois (LaSalle and portions of Livingston, Grundy, Bureau, Kane, Kendall and DeKalb Counties) through the Banks. The Company has recently expanded its lending and deposit gathering activities from north central Illinois into certain of the counties surrounding the Chicago metropolitan area, including Kane and Kendall Counties.

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

     The Company has centralized the lending policies of the Banks as part of the process of integrating the operations of acquired banks into this organization. It is anticipated that the lending policies of any banks acquired in the future would also be centralized, although the Company strives to have its bank subsidiaries retain their local focus.

     The Company also provides a variety of additional services and financial products, including trust and asset management services through UnionTrust, MasterCard and Visa credit cards, and a debit card program inaugurated in 1994. A new automated payment option called Direct Payment, which is an efficient, electronic payment alternative to paper checks, is offered through UnionData. The Company also conducts all of its own data processing for the Banks through UnionData.

     Credit Recovery, a collection agency acquired by the Company in 1996, serves the principal market area of Ottawa, Illinois, and surrounding communities, and has been providing services to certain of the Banks prior to its acquisition. The Company intends to expand the market area of Credit Recovery and to utilize its services with respect to the collection needs of the other Bank Subsidiaries.

COMPETITION

     The Company's market area is highly competitive. Within the twelve Illinois counties served by the Company's banking offices, many commercial banks, savings and loan associations and credit unions currently operate offices. In addition, many other financial institutions based in surrounding communities and in Chicago, Illinois, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

EMPLOYEES

     At December 31, 1997, the Company employed 299 full-time equivalent employees. The Company places high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                          SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the FRB, the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

THE COMPANY

     GENERAL. The Company, as the sole stockholder of UnionBank, Prairie, as the sole or controlling stockholder of UnionBank/Central, UnionBank/Northwest and Ladd, and Country as the sole stockholder of UnionBank/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the FRB under the Bank Holding Company Act, as amended ("BHCA"). In accordance with FRB policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the FRB and are required to file with the FRB periodic reports of their respective operations and such additional information as the FRB may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also prohibits, with certain exceptions, the Company, Prairie and Country from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law also prohibits acquisition of "control" of a bank, such as one of the Banks, or bank holding company, such as the Company, Prairie or Country, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

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

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

     As of December 31, 1997, the Company, Prairie and Country each had regulatory capital in excess of the FRB's minimum requirements, as follows:

                           Risk-Based                Leverage
                          Capital Ratio            Capital Ratio
                          -------------            -------------
          Company            11.86%                    6.64%

          Prairie            17.36%                    8.86%

          Country            13.91%                    7.64%


     DIVIDENDS.   The FRB has issued a policy statement with regard to the
payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") permits the Company to pay dividends only out of its surplus (as defined and computed in accordance with the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Further, the Illinois Business Corporation Act prohibits an Illinois corporation, such as Prairie or Country, from paying a dividend if, after giving effect to the dividend, the corporation would be insolvent or the net assets of the corporation would be less than zero or less than the maximum amount then payable to shareholders of the corporation who would have preferential distribution rights if the corporation were liquidated.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK SUBSIDIARIES

     GENERAL. All of the Banks are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. All of the Banks other than Ladd are also members of the Federal Reserve System ("member bank") and, thus, are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, the FRB, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF. Ladd is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as the administrator of the BIF and the primary federal regulator of state-chartered banks that are not member banks.

     DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits.

     COMMISSIONER ASSESSMENTS. All Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1997 the Banks paid supervisory fees to the Commissioner totaling $38,981.

     CAPITAL REQUIREMENTS. Under federal regulations, the Banks are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1997, none of the Banks were required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                    Risk-Based           Leverage
                                   Capital Ratio       Capital Ratio
                                   -------------       -------------
          UnionBank                   12.05%               8.16%

          UnionBank/West              14.09%               7.10%

          UnionBank/Central           17.24%               8.39%

          UnionBank/Northwest         23.22%               9.54%

          Bank of Ladd                18.83%               9.24%


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

     DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their adjusted profits.

     The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by a state member bank, such as UnionBank, UnionBank/West, UnionBank/Central and UnionBank/Northwest. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior FRB approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's adjusted retained net income for the two preceding calendar years.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $7.9 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends by the Banks if such payment is deemed to constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB"), as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank Subsidiaries are in compliance with the foregoing requirements.

ITEM 2.   PROPERTIES

     At December 31, 1997, the Company operated 27 banking offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by either one of the Banks or by Union Corporation and are not subject to any mortgage or material encumbrance. The Company believes that its current facilities are adequate for its existing business.


AFFILIATE            MARKETS SERVED            PROPERTY/TYPE LOCATION
---------            --------------            ----------------------
The Company                                    Administrative Office:  Ottawa

UnionBank            LaSalle, Grundy,          Main Office: Streator, IL
                     Livingston, Kane,         Eleven banking offices located
                     Kendall and DeKalb        in markets served.
                     Counties

UnionBank/Central    Bureau and LaSalle        Main Office: Princeton, IL
                     Counties                  Five banking offices located in
                                               markets served.

UnionBank/West       McDonough, Adams,         Main Office: Macomb, IL
                     Hancock and Pike          Eight banking offices located
                     Counties                  in markets served.

UnionBank/Northwest  Jo Davies County          Main Office: Hanover, IL
                                               Two banking offices located in
                                               markets served.

Bank of Ladd         Bureau and LaSalle        Main Office, Ladd, IL
                     Counties

UnionData Corp,      LaSalle, Kendall,         Main Office: Streator, IL
Inc.                 DeKalb, McDonough,        Additional office located in
                     Adams and Pike Counties   Macomb, IL

Credit Recovery,     LaSalle, DeKalb,          Main Office: Ottawa, IL
Inc.                 Kendall, McDonough and
                     Bureau Counties

UnionTrust           LaSalle County            Main Office: Ottawa, IL
Corporation


     In addition to the banking locations listed above, the Banks own 20 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

     At December 31, 1997, the properties and equipment of the Company had an aggregate net book value of approximately $14.6 million.

ITEM 3.   LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders in the fourth quarter of 1997.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was held by approximately 647 stockholders of record as of March 9, 1998, and is traded on the Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                            STOCK SALES(1)
                                         --------------------
                                                                    CASH
                                           HIGH        LOW       DIVIDENDS(1)
                                         --------    --------    ------------

1995
     First Quarter  . . . . . . .        $   7.67    $   7.67    $      0.033
     Second Quarter . . . . . . .            8.83        8.33           0.033
     Third Quarter  . . . . . . .            8.83        8.83           0.033
     Fourth Quarter . . . . . . .            9.00        8.83           0.033

1996
     First Quarter  . . . . . . .           11.33       10.00           0.033
     Second Quarter . . . . . . .           12.00       10.67           0.033
     Third Quarter  . . . . . . .           12.00       11.00           0.035
     Fourth Quarter   . . . . . .           14.50       11.50           0.035

1997
     First Quarter    . . . . . .           14.50       12.50           0.035
     Second Quarter . . . . . . .           14.13       12.00           0.035
     Third Quarter  . . . . . . .           17.38       13.38           0.035
     Fourth Quarter . . . . . . .           21.88       17.06           0.035


(1) Restated to reflect the three-for-one stock split which took effect on May 20, 1996.

     The holders of the Common Stock are entitled to receive dividends as declared by the Board of Directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the acquisition of Prairie in 1996, preferential dividends were required to be paid or accrued quarterly with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

     The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Banks as well as the general economic conditions and other relevant factors affecting the Company and the Banks. The Company entered into a new loan agreement in connection with the 1996 acquisition of Prairie and Country, replacing the Company's prior loan agreement. The new loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders, prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

     Except in connection with stock dividends and stock splits, and as described herein, the Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended. As consideration for the acquisition of Credit Recovery, consummated on August 1, 1996, the Company issued 9,090 shares of Common Stock to the sole stockholder of Credit Recovery. As partial consideration for the acquisition of Prairie, which was consummated on August 6, 1996, the Company issued 710,576 shares of Common Stock and 2,762.24 shares of Series A Preferred Stock to the holders of shares of Prairie Common Stock, and issued 857 shares of Series B Preferred Stock to the holders of Prairie's Series A Preferred Stock electing to receive securities in lieu of cash. The Company also issued an aggregate of 19,829 shares of its Common Stock during 1997 in connection with the acquisition of minority interests of certain of the Bank Subsidiaries. The Company believes all of the securities issued in connection with the acquisitions of Prairie, Credit Recovery and minority interests in the Bank Subsidiaries were issued in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Selected consolidated financial data for the five years ended December 31, 1997, consisting of data captioned "Selected Consolidated Financial and Other Data for the Company and Subsidiaries" on page F-1 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information beginning on page 1 of the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" is incorporated by reference.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to pages 9 through 12 of the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated by reference pursuant to Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1997 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the year ended December 31, 1997, together with the related notes and the report of Crowe Chizek & Company LLP, independent auditors, on pages 27 to 60 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

     The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 1996, together with the related notes and the report of McGladrey & Pullen, LLP, independent auditors, on pages 27 to 60 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Form 8-K filed by the Company with the SEC on March 25, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning on page 2 of the Company's 1998 Proxy Statement under the caption "Election of Directors" and on pages 4 through 7 of the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 1998 Proxy Statement is noted below.

EXECUTIVE OFFICERS

     The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 1998 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 1997, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

     WAYNE L. BISMARK, 53, is the Executive Vice President and Chief Credit Officer of the Company. Mr. Bismark joined the Company in 1994. Prior to joining the Company, Mr. Bismark had been employed since 1983 in the Financial Institutions Division of the LaSalle National Bank in Chicago, Illinois. He is responsible for the overall performance of the Company's lending activities. Mr. Bismark has worked in the banking industry for almost 25 years, with extensive experience in lending and product sales at both the wholesale and retail levels. Mr. Bismark serves as a director of a local social service agency and is active in many civic organizations. He is also active in regional economic development associations and professional banking organizations.

     CHARLES J. GRAKO, 44, has been the Executive Vice President and Chief Financial Officer of the Company since 1990. He also serves as Secretary of the Company and Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

ITEM 11.   EXECUTIVE COMPENSATION

     The information on pages 7 through 9 of the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 4 through 7 of the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on pages 11 and 12 of the 1998 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements

         N/A

(a)(2)   Financial Statement Schedules

         N/A

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)      Financial Data Schedule

         Exhibit 27.1

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on March [   ], 1998.

UnionBancorp, Inc.




  By:    /s/ R. Scott Grigsby                  By:    /s/ Charles J. Grako
     ----------------------------                 ----------------------------
           R. Scott Grigsby                             Charles J. Grako
             Chairman and                         Executive Vice President and
      Principal Executive Officer                   Principal Financial and
                                                      Accounting Officer


Date:  March [   ], 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on March [   ], 1998.



     Signature                                        Title
     ---------                                        -----



-------------------------------
R. Scott Grigsby                           Chairman of the Board, President and
                                           Chief Executive Officer



-------------------------------
Richard J. Berry                           Director



-------------------------------
Walter E. Breipohl                         Director



-------------------------------
L. Paul Broadus                            Director



-------------------------------
John Michael Daw                           Director



-------------------------------
Robert J. Doty                             Director



-------------------------------
Jimmie D. Lansford                         Director



-------------------------------
Lawrence J. McGrogan                       Director

     Signature                                        Title
     ---------                                        -----



-------------------------------
I. J. Reinhardt, Jr.                       Director



-------------------------------
H. Dean Reynolds                           Director



-------------------------------
Scott C. Sullivan                          Director



-------------------------------
John A. Shinkle                            Director



-------------------------------
John A. Trainor                            Director



-------------------------------
Charles J. Grako                           Executive Vice President and Chief
                                           Financial and Accounting Officer

                              UNIONBANCORP, INC.

                                EXHIBIT INDEX
                                     TO
                          ANNUAL REPORT ON FORM 10-K


                                                                          INCORPORATED
EXHIBIT                                                                    HEREIN BY                    FILED         SEQUENTIAL
  NO.                 DESCRIPTION                                         REFERENCE TO                 HEREWITH        PAGE NO.
-------               -----------                                         ------------                 --------       ----------

 3.1               Restated Certificate of                     Incorporated by reference from
                   Incorporation of UnionBancorp,              Exhibit 3.1 to the Registration
                   Inc., as amended                            Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

 3.2               Bylaws of UnionBancorp, Inc.                Incorporated by reference from
                                                               Exhibit 3.2 to the Registration
                                                               Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

 4.1               Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series A          Exhibit 4.3 to the Registration
                   Convertible Preferred Stock of              Statement on Form S-1 filed by the
                   UnionBancorp, Inc.                          Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

 4.2               Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series B          Exhibit 4.4 to the Registration
                   Preferred Stock of UnionBancorp,            Statement on Form S-1 filed by the
                   Inc.                                        Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

 4.3               Certificate of Designation,                 Incorporated by reference from
                   Preferences and Rights of Series C          Exhibit 4.5 to the Registration
                   Junior Participating Preferred              Statement on Form S-1 filed by the
                   Stock                                       Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended


                                                                          INCORPORATED
EXHIBIT                                                                    HEREIN BY                    FILED         SEQUENTIAL
  NO.                 DESCRIPTION                                         REFERENCE TO                 HEREWITH        PAGE NO.
-------               -----------                                         ------------                 --------       ----------

 4.4               Specimen Common Stock Certificate           Incorporated by reference from
                   of UnionBancorp, Inc.                       Exhibit 4.6 to the Registration
                                                               Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

 4.5               Rights Agreement between                    Incorporated by reference from
                   UnionBancorp, Inc. and Harris Trust         Exhibit 4.7 to the Registration
                   and Savings Bank, dated August 5,           Statement on Form S-1 filed by the
                   1996                                        Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

10.1               Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, between UnionBank,         Exhibit 10.1 to the Registration
                   UnionBancorp, Inc. and R. Scott             Statement on Form S-1 filed by the
                   Grigsby, as amended on October 1,           Company on August 19, 1996 (SEC File
                   1993, April 4, 1996 and August 5,           No. 33-9891), as amended
                   1996

10.2               Employment Agreement dated March 1,         Incorporated by reference from
                   1994, among UnionBank,                      Exhibit 10.2 to the Registration
                   UnionBancorp, Inc. and Wayne L.             Statement on Form S-1 filed by the
                   Bismark, as amended on April 4,             Company on August 19, 1996 (SEC File
                   1996                                        No. 33-9891), as amended

10.3               Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, between                    Exhibit 10.3 to the Registration
                   UnionBancorp, Inc. and Charles J.           Statement on Form S-1 filed by the
                   Grako, as amended on October 1,             Company on August 19, 1996 (SEC File
                   1993, April 4, 1996 and August 5,           No. 33-9891), as amended
                   1996

10.4               Employment Agreement dated                  Incorporated by reference from
                   January 1, 1992, by and among               Exhibit 10.4 to the Registration
                   UnionBank, UnionBancorp, Inc. and           Statement on Form S-1 filed by the
                   Everett J. Solon, as amended on             Company on August 19, 1996 (SEC File
                   October 1, 1993, April 11, 1996 and         No. 33-9891), as amended
                   August 5, 1996

                                                                          INCORPORATED
EXHIBIT                                                                    HEREIN BY                    FILED         SEQUENTIAL
  NO.                 DESCRIPTION                                         REFERENCE TO                 HEREWITH        PAGE NO.
-------               -----------                                         ------------                 --------       ----------


10.5               Employment Agreement dated June 3,          Incorporated by reference from
                   1996, between UnionBancorp, Inc.            Exhibit 10.5 to the Registration
                   and John M. Daw                             Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

10.6               Employment Agreement dated March 4,         Incorporated by reference from
                   1996, between UnionBank,                    Exhibit 10.6 to the Registration
                   UnionBancorp, Inc. and Jimmie D.            Statement on Form S-1 filed by the
                   Lansford, as amended on April 4,            Company on August 19, 1996 (SEC File
                   1996                                        No. 33-9891), as amended

10.7               Standstill Agreements dated August          Incorporated by reference from
                   6, 1996, between UnionBancorp, Inc.         Exhibit 10.9 to the Registration
                   and each of Wayne W. Whalen and             Statement on Form S-1 filed by the
                   Dennis J. McDonnell                         Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

10.8               Registration Agreement dated August         Incorporated by reference from
                   6, 1996, between UnionBancorp, Inc.         Exhibit 10.10 to the Registration
                   and each of Wayne W. Whalen and             Statement on Form S-1 filed by the
                   Dennis J. McDonnell                         Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

10.9               Loan Agreement between                      Incorporated by reference from
                   UnionBancorp, Inc. and LaSalle              Exhibit 10.11 to the Registration
                   National Bank dated August 2, 1996          Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

10.10              UnionBancorp, Inc. Employee Stock           Incorporated by reference from
                   Ownership Plan                              Exhibit 10.12 to the Registration
                                                               Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended


                                                                          INCORPORATED
EXHIBIT                                                                    HEREIN BY                    FILED         SEQUENTIAL
  NO.                 DESCRIPTION                                         REFERENCE TO                 HEREWITH        PAGE NO.
-------               -----------                                         ------------                 --------       ----------

10.11              UnionBancorp, Inc. 1993 Stock               Incorporated by reference from
                   Option Plan, as amended                     Exhibit 10.13 to the Registration
                                                               Statement on Form S-1 filed by the
                                                               Company on August 19, 1996 (SEC File
                                                               No. 33-9891), as amended

13.1               1997 Annual Report to Stockholders                                                     *
                   (as incorporated by reference into
                   this Form 10-K)

21.1               Subsidiaries of UnionBancorp, Inc.                                                     *

23.1               Consent of Crowe, Chizek and                                                           *
                   Company LLP

23.2               Consent of McGladrey & Pullen, LLP                                                     *

27.1               Financial Data Schedule                                                                *

99.1               1998 Proxy Statement (as                    Incorporated by reference from the
                   incorporated by reference into this         Schedule 14A filed by the Company on
                   Form 10-K)                                  March 16, 1998 (SEC File No. 0-
                                                               28846)
