Form 10-Q
period 1998-03-31
UNIONBANCORP INC
filed 1998-05-14
CIK 1019650

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                         OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number:  0-28846

                                UNIONBANCORP, INC.
                                -----------------
               (Exact name of registrant as specified in its charter)


              Delaware                                     36-3145350
 ------------------------------------------------------------------------------
    (State or other jurisdiction                  (I.R.S.  Employer ID Number)
  of incorporation or organization)

  122 West Madison Street, Ottawa, IL                 61350
 ------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

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

                    YES   X           NO
                         ---               ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Shares outstanding at  May 12, 1998
-----------------------------               -----------------------------------
Common Stock, Par Value $1.00                            4,135,830

                                      CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

-     Consolidated  Balance Sheets                                        1

-     Consolidated Statements of Income                                   2

-     Consolidated Statements of Comprehensive Income                     3

-     Consolidated Statements of Cash Flows                               4

-     Notes to Unaudited Consolidated Financial Statements                5-7

Item 2. Management's Discussion and Analysis of Financial Condition and 8-16 Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                18


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,          December 31,
                                                                                  1998                 1997
                                                                                --------           -----------
ASSETS
Cash and cash equivalents                                                      $    18,202         $    22,826
Federal funds sold                                                                   3,341               1,404
Securities available-for-sale                                                      158,975             163,568
Securities held-to-maturity                                                         43,009              37,170
Loans                                                                              378,611             370,985
Allowance for loan losses                                                           (3,551)             (3,188)
                                                                               -----------         -----------
 Net loans                                                                         375,060             367,797
Premises and equipment, net                                                         14,693              14,631
Intangible assets, net                                                               9,668               9,898
Other assets                                                                         9,238               8,166
                                                                               -----------         -----------
     TOTAL ASSETS                                                              $   632,186         $   625,460
                                                                               -----------         -----------
                                                                               -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits
   Noninterest bearing                                                         $    60,684         $    62,095
   Interest bearing                                                                468,381             465,652
                                                                               -----------         -----------
     Total deposits                                                                529,065             527,747
 Federal funds purchased and securities sold
   under agreements to repurchase                                                   12,479              11,761
 Advances from the Federal Home Loan Bank                                           19,455              16,455
 Notes payable                                                                      10,352              10,261
 Other liabilities                                                                   7,295               6,154
                                                                               -----------         -----------
     TOTAL LIABILITIES                                                             578,646             572,378
                                                                               -----------         -----------

Minority interest in subsidiaries                                                      647                 644
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                           857                 857
                                                                               -----------         -----------
Stockholders' equity
 Preferred stock; 200,000 shares authorized; none issued                                 -                   -
 Series A convertible preferred stock;  2,765 shares authorized,
   2,762.24 shares outstanding (aggregate liquidation preference of $2,762)            500                 500
 Series C preferred stock; 4,500 shares authorized; none issued                          -                   -
 Common stock, $1 par value; 10,000,000 shares authorized;
   4,407,093 shares outstanding at March 31, 1998 and
   December 31, 1997                                                                 4,407               4,407
 Surplus                                                                            19,705              19,705
 Retained earnings                                                                  27,799              26,765
 Accumulated other comprehensive income                                                267                 856
 Unearned compensation under stock option plans                                       (120)               (130)
                                                                               -----------         -----------
                                                                                    52,558              52,103
 Treasury stock, at cost; 271,263 shares
   at March 31, 1998 and December 31, 1997                                            (522)               (522)
                                                                               -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY                                                     52,036              51,581
                                                                               -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   632,186         $   625,460
                                                                               -----------         -----------
                                                                               -----------         -----------

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                  1998                 1997
                                                                                --------           -----------
Interest income
 Loans and fees on loans                                                       $     8,546         $     7,889
 Securities
   Taxable                                                                           2,592               2,999
   Exempt from federal income taxes                                                    481                 396
 Federal funds sold and other                                                           78                 106
                                                                               -----------         -----------
     TOTAL INTEREST INCOME                                                          11,697              11,390
                                                                               -----------         -----------
Interest expense
 Deposits                                                                            5,453               5,457
 Federal funds purchased and securities sold
   under agreements to repurchase                                                      214                 279
 Advances from the Federal Home Loan Bank                                              237                 118
 Notes payable                                                                         187                 304
                                                                               -----------         -----------
     TOTAL INTEREST EXPENSE                                                          6,091               6,158
                                                                               -----------         -----------
NET INTEREST INCOME                                                                  5,606               5,232
Provision for loan losses                                                              562                 157
                                                                               -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  5,044               5,075
                                                                               -----------         -----------
Noninterest income
 Service charges                                                                       523                 430
 Merchant fee income                                                                   182                 161
 Trust income                                                                          150                 122
 Mortgage banking income                                                               396                  83
 Securities gains, net                                                                 (14)                 85
 Other income                                                                          401                 295
                                                                               -----------         -----------
                                                                                     1,638               1,176
                                                                               -----------         -----------

Noninterest expenses
 Salaries and employee benefits                                                      2,551               2,425
 Occupancy expense, net                                                                367                 391
 Furniture and equipment expense                                                       416                 352
 FDIC insurance assessment                                                              16                  14
 Supplies and printing                                                                 137                 128
 Telephone                                                                             132                  91
 Postage                                                                               106                 108
 Amortization of intangible assets                                                     229                 229
 Other expenses                                                                        881                 973
                                                                               -----------         -----------
                                                                                     4,835               4,711
                                                                               -----------         -----------
                                                                                     1,847               1,540
Minority interest                                                                       15                  20
                                                                               -----------         -----------
     INCOME BEFORE INCOME TAXES                                                      1,832               1,520
Income taxes                                                                           589                 382
                                                                               -----------         -----------
     NET INCOME                                                                      1,243               1,138
Preferred stock dividends                                                               65                  65
                                                                               -----------         -----------
NET INCOME FOR COMMON STOCKHOLDERS                                             $     1,178         $     1,073
                                                                               -----------         -----------
                                                                               -----------         -----------

BASIC EARNINGS PER COMMON SHARE                                                $      0.28         $      0.26
                                                                               -----------         -----------
                                                                               -----------         -----------

DILUTED EARNINGS PER COMMON SHARE                                                     0.28                0.26
                                                                               -----------         -----------
                                                                               -----------         -----------

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                  1998                 1997
                                                                                --------           -----------

Net Income                                                                     $     1,243         $     1,138
Change in unrealized gains on securities available-for-sale                           (589)               (236)
                                                                               -----------         -----------
COMPREHENSIVE INCOME                                                           $       654         $       902
                                                                               -----------         -----------
                                                                               -----------         -----------

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                  1998                 1997
                                                                                --------           -----------

Cash flows from operating activities
 Net Income                                                                    $     1,243         $     1,138
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities
   Depreciation                                                                        384                 331
   Amortization of intangible assets                                                   230                 180
   Amortization of unearned compensation under stock option plans                       10                   7
   Amortization of bond premiums, net                                                   90                 123
   Provision for loan losses                                                           562                 157
   Securities losses (gains), net                                                       14                 (85)
   Gain on sale of equipment                                                           (11)                  -
   Gain on sale of loans                                                              (327)                  -
   Proceeds from sales of loans held for sale                                        7,239               2,438
   Origination of loans held for sale                                              (17,009)             (5,120)
   Minority interest in net income of subsidiary                                        15                  20
   Change in assets and liabilities
     (Increase) decrease in other assets                                              (878)              1,305
     Increase in other liabilities                                                   1,539                 675
                                                                               -----------         -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (6,899)              1,169

Cash flows from investing activities
 Securities
   Held-to-maturity
     Proceeds from calls, maturities, and paydowns                                   1,036               1,713
     Purchases                                                                      (6,894)             (1,265)
   Available-for-sale
     Proceeds from maturities and paydowns                                          19,386               4,914
     Proceeds from sales                                                             1,227              13,992
     Purchases                                                                     (17,104)             (3,650)
 Net (increase) decrease in federal funds sold                                      (1,937)              6,048
 Net (increase) decrease in loans                                                    2,068              (3,487)
 Purchase of premises and equipment                                                   (446)               (903)
 Proceeds from sale of real estate acquired in settlement of loans                      10                   -
 Proceeds from sale of equipment                                                        11                   -
                                                                               -----------         -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (2,643)             17,362

Cash flows from financing activities
 Net increase (decrease) in deposits                                           $     1,318         $   (18,788)
 Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase                                  718              (3,969)
 Net increase (decrease) in advances from the
   Federal Home Loan Bank                                                            3,000              (1,000)
 Payments on notes payable                                                              (4)             (1,000)
 Proceeds from notes payable                                                            95                 278
 Dividends on common stock                                                            (144)               (405)
 Dividends on preferred stock                                                          (65)                (65)
 Proceeds from exercise of stock options                                                 -                   8
                                                                               -----------         -----------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                                                 4,918             (24,941)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (4,624)             (6,410)

Cash and cash equivalents
 Beginning of year                                                                  22,826              29,236
                                                                               -----------         -----------
 End of year                                                                   $    18,202         $    22,826
                                                                               -----------         -----------
                                                                               -----------         -----------

See Accompanying Notes to Unaudited Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which has been amended by SFAS No. 127. This statement, as amended, provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is based on a consistent application of a financial components approach that focuses on control and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available-for-sale or trading. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. The adoption of SFAS No. 125 will not have a material impact on the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." Under this statement, primary EPS computed in accordance with APB Opinion No. 15 will be replaced with a new, simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common shareholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding without consideration for common stock equivalents such as options, warrants, and convertible securities. Fully diluted EPS will not change significantly but has been renamed diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption, the Company will be required to change the method currently used to compute EPS and to restate all prior periods.

Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the Consolidated Statement of Comprehensive Income.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This standard will have no impact on the Company.

NOTE 2. SECURITIES

Securities Held to Maturity - The amortized cost and fair value of securities held to maturity at March 31, 1998 and December 31, 1997 are as follows:

                                                    March 31, 1998                               December 31, 1997
                                      -------------------------------------------     -------------------------------------------
                                                   Gross        Gross                              Gross        Gross
                                      Amortized  Unrealized   Unrealized    Fair      Amortized  Unrealized   Unrealized    Fair
HELD-TO-MATURITY                         Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                      ---------  ----------   ----------    -----     ---------  ----------   ----------    -----
States and political subdivisions      $ 43,009    $  925       $ (42)    $ 43,892     $ 37,170    $  805       $ (135)   $ 37,840
                                       --------    ------       -----     --------     --------    ------       ------    --------
                                       --------    ------       -----     --------     --------    ------       ------    --------

Securities Available for Sale - The amortized cost and fair value of securities available for sale at March 31, 1998 and December 31, 1997 are as follows:

                                                    March 31, 1998                               December 31, 1997
                                      -------------------------------------------     -------------------------------------------
                                                   Gross        Gross                              Gross        Gross
                                      Amortized  Unrealized   Unrealized    Fair      Amortized  Unrealized   Unrealized    Fair
AVAILABLE-FOR-SALE                       Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                      ---------  ----------   ----------    -----     ---------  ----------   ----------    -----
U.S. Treasury                          $ 17,159    $   97       $ (12)    $ 17,244     $ 19,071    $   98       $   (6)   $ 19,163
U.S. government agencies and
    corporations                         60,811       135        (247)      60,699       59,341       173         (199)     59,315
U.S. government mortgage-backed
    securities                           18,891       228         (37)      19,082       21,797       907           (9)     22,695
Collateralized mortgage obligations      57,666       455        (160)      57,961       57,800       528          (28)     58,300
Corporate bonds                             100         -           -          100          100         -            -         100
Other                                     3,889         -           -        3,889        4,001         -           (6)      3,995
                                       --------    ------       -----     --------     --------    ------       ------    --------
                                       $158,516    $  915       $(456)    $158,975     $162,110    $1,706       $ (248)   $163,568
                                       --------    ------       -----     --------     --------    ------       ------    --------
                                       --------    ------       -----     --------     --------    ------       ------    --------

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                               March 31, 1998        December 31, 1997
                                            -------------------     -------------------
                                                $           %           $           %
                                            --------      ------    --------      ------

Commercial                                  $ 57,660       15.22%   $ 62,936       16.96%
Agricultural                                  35,636        9.41      39,431       10.62
Real estate:
  Commercial mortgages                        87,170       23.02      72,730       19.60
  Construction                                13,115        3.46      14,393        3.88
  Agricultural                                25,557        6.75      27,955        7.53
  1-4 family mortgages                       116,705       30.82     109,411       29.48
Installment                                   40,032       10.57      41,210       11.10
Other                                          2,847        0.75       3,076        0.83
                                            --------      ------    --------      ------
                                             378,722      100.00%    371,142      100.00%
Unearned Income                                 (111)     ------        (157)     ------
                                            --------      ------    --------      ------
Total loans                                  378,611                 370,985
Allowance for loan losses                     (3,551)                 (3,188)
                                            --------                --------
  Loans, net                                $375,060                $367,797
                                            --------                --------
                                            --------                --------

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 1998 and 1997 are summarized below:

                                                  March 31,
                                             -------------------
                                               1998        1997
                                             -------     -------
Beginning balance                           $  3,188    $  3,068

Charge-offs:
  Commercial                                      80          10
  Real estate mortgages                           89          24
  Installment and other loans                    100         153
                                            --------    --------
     Total charge-offs                           269         187
                                            --------    --------
Recoveries:
  Commercial                                      29          10
  Real estate mortgages                            6          18
  Installment and other loans                     35          32
                                            --------    --------
     Total recoveries                             70          60
                                            --------    --------
Net charge-offs                                  199         127
                                            --------    --------
Provision for loan losses                        562         157
                                            --------    --------
Ending balance                              $  3,551    $  3,098
                                            --------    --------
                                            --------    --------

Period end total loans, net of
  unearned interest                         $378,611    $352,538
                                            --------    --------
                                            --------    --------

Average loans                               $365,202    $349,120
                                            --------    --------
                                            --------    --------

Ratio of net charge-offs to
  average loans                                 0.05%       0.04%
Ratio of provision for loan losses
  to average loans                              0.15        0.04
Ratio of allowance for loan losses
  to ending total loans                         0.94        0.88
Ratio of allowance for loan losses
  to total nonperforming loans                145.12       77.49
Ratio of allowance at end of period
  to average loans                              0.97        0.89


NOTE 5.  CONTINGENT LIABILITIES AND OTHER MATTERS

Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

GENERAL


The discussion presented below provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 1998 as compared to the same period in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

SUMMARY OF PERFORMANCE

Net income for the first quarter increased to $1,243,000 from the $1,138,000 earned in the first quarter of 1997, representing an increase of 9%. Per share (diluted) earnings increased to $0.28 from $0.26 a year ago.

Return on average assets was 0.82% for the first quarter of 1998, as compared to 0.74% for the same quarter in 1997. Return on average stockholders' equity was 9.56% for the first quarter of 1998, as compared to 9.65% for the same 1997 quarter.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $5,869,000 for the first quarter of 1998, representing an increase of $412,000 or 7.5% over the $5,457,000 earned during the quarter ended March 31, 1997. As shown in the Volume/Rate Analysis on page 9, the improvement in net interest income is attributable to increased interest income of $345,000, along with a lower interest expense of $67,000. The net interest margin for the first quarter of 1998 increased to 4.17% as compared to 3.83% for the same time frame in 1997. The improvement in the net interest margin was primarily attributable to the higher yields on earning assets coupled with decreasing interest costs for paying liabilities.

As indicated in the Volume/Rate Analysis, the $345,000 increase in interest income for the quarter was primarily related to volume and interest rate variances on the loan portfolio, totaling an increase of $653,000 and resulted from a strategic shift in the asset mix toward loans which have a higher yield than securities. Consequently, the decrease in the securities portfolio interest income resulted from securities volumes which were reduced to fund the loan portfolio growth.

The $67,000 decrease in interest expense resulted from a $128,000 decrease associated with volume that was partially offset by a $61,000 increase in rate. The decrease in interest expense relating to volume is primarily associated with a decrease in savings deposits balances along with a net reduction in reliance on short term borrowings. The increase in interest expense related to rate reflected a nominal increase in average rates paid on interest-bearing liabilities, primarily related to increases in the interest rates on time deposits reflecting pressures in the marketplace for deposits.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                     For the Three Months Ended March 31,
                                                   ----------------------------------------------------------------------
                                                                 1998                                   1997
                                                   --------------------------------      --------------------------------
                                                               Interest                               Interest
                                                    Average     Income/     Average      Average       Income/    Average
                                                    Balance    Expense       Rate        Balance      Expense      Rate
                                                    -------    --------     -------      -------      --------    -------
ASSETS
INTEREST-EARNING ASSETS
  Interest-earning deposits                        $    126     $    36     115.87%      $     67      $     1     6.05%
  Securities (1)
     Taxable                                        163,991       2,561       6.33%       190,275        2,997     6.39%
     Non-taxable (2)                                 36,820         721       7.94%        30,623          600     7.95%
                                                   --------     -------     ------       --------      -------     ----
      Total  securities (tax equivalent)            200,811       3,282       6.63%       220,898        3,597     6.60%
                                                   --------     -------     ------       --------      -------     ----
     Federal funds sold                               4,930          78       6.42%         8,090          106     5.31%
                                                   --------     -------     ------       --------      -------     ----
     Loans (3)(4)
      Commercial                                     97,403       2,316       9.64%        96,871        2,251     9.42%
      Real estate                                   224,129       4,872       8.82%       207,761        4,398     8.59%
      Installment and other                          43,321       1,013       9.48%        44,212          999     9.16%
      Fees on loans                                       -         363          -              -          263        -
                                                   --------     -------     ------       --------      -------     ----
         Net loans (tax equivalent)                 364,853       8,564       9.52%       348,844        7,911     9.20%
                                                   --------     -------     ------       --------      -------     ----
           Total interest-earning assets            570,720      11,960       8.50%       577,899       11,615     8.15%
                                                   --------     -------     ------       --------      -------     ----

NONINTEREST-EARNING ASSETS
  Cash and cash equivalents                          17,936                                19,562
  Premises and equipment, net                        14,575                                13,727
  Other assets                                       15,606                                15,441
                                                   --------                              --------
     Total nonearning assets                         48,117                                48,730
                                                   --------                              --------
      Total assets                                 $618,837                              $626,629
                                                   --------                              --------
                                                   --------                              --------

INTEREST-BEARING LIABILITIES
  NOW accounts                                     $ 53,974         325       2.44%      $ 55,811      $   349     2.54%
  Money market accounts                              30,613         258       3.42%        31,619          257     3.30%
  Savings deposits                                   59,756         412       2.80%        66,879          500     3.03%
  Time deposits                                     315,787       4,458       5.73%       316,353        4,352     5.58%
  Federal funds purchased and
    repurchase agreements                            14,363         214       6.04%        20,883          278     5.40%
  Advances from FHLB                                 16,892         237       5.69%         7,601          118     6.30%
  Notes payable                                      10,310         187       7.36%        14,645          304     8.42%
                                                   --------     -------     ------       --------      -------     ----
     Total interest-bearing liabilities             501,695       6,091       4.92%       513,791        6,158     4.86%
                                                   --------     -------     ------       --------      -------     ----
NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing deposits                       57,202                                58,476
  Other liabilities                                   7,185                                 6,561
                                                   --------                              --------
     Total noninterest-bearing liabilities           64,387                                65,037
                                                   --------                              --------
  Stockholders' equity                               52,755                                47,801
                                                   --------                              --------
  Total liabilities and stockholders' equity       $618,837                              $626,629
                                                   --------                              --------
                                                   --------                              --------
  Net interest income (tax equivalent)                          $ 5,869                                $ 5,457
                                                                -------                                -------
                                                                -------                                -------
  Net interest income (tax equivalent) to
    total earning assets                                                      4.17%                                3.83%
  Interest-bearing liabilities to earning assets      87.91%                                88.91%
                                                   --------                              --------
                                                   --------                              --------

______________________________________________
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


                                                   For the Months Ended March 31,
                                                   ------------------------------
                                                       1998 Compared to 1997
                                                   ------------------------------
                                                           Change Due to
                                                   ------------------------------
                                                    Volume      Rate         Net
                                                    ------      ----         ---
INTEREST INCOME:

Interest-earning deposits                          $     1     $    34     $    35
Investment securities:
  Taxable                                             (407)        (29)       (436)
  Non-taxable                                          122          (1)        121
Federal funds sold                                     (47)         19         (28)
Loans                                                  442         211         653
                                                   -------     -------     -------
  Total interest income                                111         234         345
                                                   -------     -------     -------

INTEREST EXPENSE:
NOW accounts                                           (12)        (12)        (24)
Money market accounts                                   (8)          9           1
Savings deposits                                       (51)        (37)        (88)
Time deposits                                          (12)        119         107
Federal funds purchased and
  repurchase agreements                                (94)         30         (64)
Advances from FHLB                                     131         (12)        119
Notes payable                                          (82)        (36)       (118)
                                                   -------     -------     -------
  Total interest expense                              (128)         61         (67)
                                                   -------     -------     -------
     Net interest margin                           $   239     $   173     $   412
                                                   -------     -------     -------
                                                   -------     -------     -------


NONINTEREST INCOME

Noninterest income totaled $1,638,000 for the quarter ended March 31, 1998, as compared to $1,176,000 for the same time frame in 1997, which represents an increase of $462,000 or a 39.3% improvement. Basically, all categories of operating income, other than security gains, contributed to the increase with the bulk of the increase largely related to growth in mortgage banking and service charge income. Specifically, mortgage banking income increased by $313,000 to a level of $396,000 for the quarter ended March 31, 1998 and is related to gains from sales of loans and servicing. This was a result of increased loan originations due to refinancing because of lower interest rates. Service charges on deposit accounts was $93,000 in excess of the like period in 1997 and was essentially attributable to a higher volume of NSF fees. Also contributing to the improvement in income was growth in ATM revenues of $49,000 along with a $28,000 increase in income from trust operations.

NONINTEREST EXPENSE

Noninterest expense totaled $4,835,000 for the quarter ended March 31, 1998, increasing by $124,000 from the same time frame in 1997, which equates to a 2.6% increase. Increases in salaries and employee benefits account for approximately all of the increase and were for the most part directly related to merit increases. Increases in furniture and equipment expenses along with telephone expense, which were largely related to the computer conversion of the newly acquired entities, were offset by reductions in the other expense category that is essentially attributable to lower correspondent bank fees, legal fees and insurance expense.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The efficiency ratio was 61.3% for the quarter ended March 31, 1998, as compared to 68.9% recorded during the like period in 1997. The improvement in the 1998 efficiency ratio reflected the Company's continued improvement in controlling overhead and realization of the cost benefits of the operating strategy of capturing the economies of scale available by centralizing back room operations along with the consolidation of several of the Company's subsidiaries.

INCOME TAX EXPENSE

Income tax expense totaled $589,000 for the quarter ended March 31, 1998, increasing from $382,000 for the same period in 1997 and reflected effective tax rates of 32.2% and 25.1% respectively.

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At March 31, 1998, nonperforming assets totaled $2,747,000 versus the $3,042,000 that existed as of December 31,1997. The following table summarizes nonperforming assets and loans past 90 days or more and still accruing as of March 31, 1998 and December 31, 1997.



                                                  March 31,  December 31,
                                                    1998        1997
                                                  --------   -----------

Nonaccrual and impaired loans not
  accruing                                         $ 1,081     $ 1,714
Impaired and other loans 90 days past
  due and still accruing interest                    1,362       1,013
                                                   -------     -------
  Total nonperforming loans                          2,443       2,727
Other real estate owned                                204         215
Other nonperforming assets (1)                         100         100
                                                   -------     -------
  Total nonperforming assets                       $ 2,747     $ 3,042
                                                   -------     -------
                                                   -------     -------

Nonperforming loans to total loans                    0.67%       0.74%
Nonperforming assets to total loans                   0.75        0.82
Nonperforming assets to total assets                  0.44        0.49

________________________
(1)  Represents a single municipal security in default status.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

Transactions in the allowance for loan losses during the three months ended March 31, 1998 and 1997 are summarized in the table on page 7. The provision for loan losses charged to operating expense for the first quarter of 1998 equaled $562,000 as compared to $157,000 for the same quarter in 1997. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. The increase in the provision for loan losses during the first quarter of 1998, as compared to the same time frame in 1997, was primarily reflective of the expansion of the loan portfolio that resulted from a strategic shift in the asset mix of the Company toward loans. In addition, net charge-offs totaled $199,000 during the first quarter of 1998 as compared to $127,000 for the like period in 1997.

At March 31, 1998, the allowance for loan losses totaled $3,551,000 or .94% of total loans outstanding as compared to $3,098,000 or .88% at March 31, 1997. Such allowance level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

CAPITAL

The Board of Governors of the Federal Reserve System ("FRB") has a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds in its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the FRB's Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriated resources are available to the bank holding company on a reasonable basis. The Company's capital ratios were as follows for the dates indicated:


                                                                   December 31,        Minimum       Well
                                                  March 31,   --------------------     Capital    Capitalized
                                                    1998        1997        1996       Ratios       Ratios
                                                  --------    --------    --------     -------    -----------

Tier 1 risk-based capital                         $ 42,296    $ 41,180    $ 36,242
Tier 2 risk-based capital                            4,908       4,545       4,425
Total capital                                       47,204      45,725      40,667
Risk-weighted assets                               393,075     385,685     374,028
Capital ratios
  Tier 1 risk-based capital                          10.76%      10.68%       9.69%       4.00%       6.00%
  Tier 2 risk-based capital                          12.01       11.86       10.87        8.00       10.00
  Leverage ratio                                      6.80        6.64        7.76        4.00        5.00

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's tier 1 leverage ratio as of March 31, 1998, was 6.80%, a modest increase from 6.64% at December 31, 1997. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's March 31, 1998, total risk weighted capital ratio also increased slightly to 12.01% from 11.86% at December 31, 1997. The Tier 1 Capital ratio increased from 10.68% at December 31, 1997, to 10.76% at March 31, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $4,624,000 from December 31, 1997 to March 31, 1998. This usage was primarily related to the increase in the origination of loans held for sale which is related to the Company's mortgage banking operation. This was partially offset by increased utilization of advances from the Federal Home Loan Bank. For more detailed cash flow information, see the Company's Consolidated Statement of Cash Flow located on page 4.

INTEREST RATE SENSITIVITY MANAGEMENT

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets ( primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Other than loans held for sale, all of the financial instruments
of the Company are for other than trading purposes.   Such financial
instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Banks depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the Banks receive from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including general economic conditions and the policies of various governmental and regulatory authorities.

The objective of monitoring and managing the interest rate risk position of the balance sheet is to contribute to earnings and to minimize fluctuations in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, as interest rates rise, such a position will have a positive effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a rise in interest rates will have an adverse effect on net interest income. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Company's ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. The rates, terms, and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread.

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at March 31, 1998. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.


                                                                          March 31, 1998
                                               ----------------------------------------------------------------------
                                                 3 months  3 months to   6 months     1 year to    Over
                                                 or less    6 months     to 1 year     5 years    5 years      Total
                                                 --------  -----------   ---------    ---------   -------      -----
INTEREST-EARNING ASSETS
  Federal funds sold                           $     3,341  $        -  $        -     $       -  $        -  $   3,341
  Securities                                        85,938      12,152      23,798        49,386      30,710    201,984
  Loans                                             83,544      39,017      61,564       143,876      50,610    378,611
                                               -----------  ----------  ----------     ---------  ----------  ---------
     Total interest-earning assets             $   172,823  $   51,169  $   85,362     $ 193,262  $   81,320  $ 583,936
                                               -----------  ----------  ----------     ---------  ----------  ---------
                                               -----------  ----------  ----------     ---------  ----------  ---------

INTEREST-BEARING LIABILITIES
  NOW accounts                                 $    58,145  $        -  $        -     $       -  $        -  $  58,145
  Money market accounts                             28,566           -           -             -           -     28,566
  Savings                                           61,646           -           -             -           -     61,646
  Time deposits                                     91,596      62,925      96,572        68,692         239    320,024
                                               -----------  ----------  ----------     ---------  ----------  ---------
     Total interest-bearing deposits               239,953      62,295      96,572        68,692         239    468,381

  Federal funds and repurchase agreements            4,132       2,843       4,754           750           -     12,479
  Advances from FHLB                                 3,300       4,660       6,000         2,350       3,145     19,455
  Notes payable                                     10,000           -           -           352           -     10,352
                                               -----------  ----------  ----------     ---------  ----------  ---------
     Total interest-bearing liabilities        $   257,385  $   70,428  $  107,326     $  72,144  $    3,384  $ 510,667
                                               -----------  ----------  ----------     ---------  ----------  ---------
                                               -----------  ----------  ----------     ---------  ----------  ---------

Period interest sensitivity gap                $   (84,562) $  (19,259) $  (21,964)    $  121,118 $   77,936  $  73,269
Cumulative interest sensitivity gap                (84,562)   (103,821)   (125,785)        (4,667)    73,269
Cumulative gap as a percent of total assets         (13.38)%    (16.42)%    (19.90)%        (0.74)%    11.59%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                        67.15%      68.33%      71.09%         99.08%    114.35%

The Company undertakes this interest rate-sensitivity analysis to monitor the potential risk to future earnings from the impact of possible future changes in interest rates on currently existing net assets or net liability positions. However, this type of analysis is as of a point-in-time, when in fact, the Company's interest rate sensitivity can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

or at the same time. Pursuant to its investment policy, the Company does not purchase off-balance-sheet derivative financial instruments.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As of March 31, 1998, the Banks held approximately $19,082,000 (at amortized cost) in mortgage-backed securities.
 Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

In addition to the aforementioned interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The assumption in this table are that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 1998.


                                       Net Interest Income
                               --------------------------------------
                                Amount         Change         Change
                                ------        --------        ------
                                      (Dollars in Thousands)

                    +200 bp   $   24,977      $     232         0.94%
                    +100 bp       24,889            144         0.06

                    Base          24,745              -            -

                    -100 bp       24,306           (439)       (1.77)
                    -200 bp       22,997         (1,748)       (7.06)


Based upon the Company's model at March 31, 1998, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 0.94% or approximately $232,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net income by 7.06% or approximately $1,748.

YEAR 2000

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

The Company has a Year 2000 committee, comprised of members of UnionBancorp, Inc. which has already taken steps regarding this issue. UnionData (a subsidiary company), has completed a survey of all core processing systems and support systems. This survey included contact with each hardware and software vendor. As of December 31, 1997, all core processing systems were documented as being year 2000 compliant. Three vendors of non core processing subsystems have notified UnionBancorp, Inc. that their systems will be upgraded to year 2000 compliance by year end 1998.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 23, 1998, the annual meeting of stockholders was held. At the meeting, R. Scott Grigsby, H. Dean Reynolds, John A. Shinkle and Scott
        C. Sullivan were elected to serve as Class III directors with terms expiring in 2001. Continuing as Class I directors until 1999 are Richard J. Berry, Walter E. Breipohl and Lawrence J. McGrogan. Continuing as Class II directors until 2000 are L. Paul Broadus, John Michael Daw, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr.

        There were 4,135,830 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:


               Election of Directors       For            Withheld
                                           ---            --------
               R. Scott Grigsby         3,192,573             13
               H. Dean Reynolds         3,191,973            613
               John A. Shinkle          3,192,573             13
               Scott C. Sullivan        3,192,573             13

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               Exhibits:

               27.1 Financial Data Schedule

               Reports on Form 8K:

               None.

                                     SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNIONBANCORP, INC.



Date:     May 13, 1998                 /s/ R. Scott Grigsby
                                       ------------------------------------
                                       R. Scott Grigsby
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date:     May 13, 1998                 /s/ Charles J. Grako
                                       ------------------------------------
                                       Charles J. Grako
                                       Executive Vice President and
                                       Chief Financial Officer