Form 10-Q
period 1998-06-30
UNIONBANCORP INC
filed 1998-08-11
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  JUNE 30, 1998

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

                         Commission File Number: 0-28846

                               UNIONBANCORP, INC.
                           ----------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       36-3145350
--------------------------------------------------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer ID Number)
   of incorporation or organization)


  122 West Madison Street, Ottawa, IL                     61350
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code  (815) 434-3900
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

                                    YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                          Shares outstanding at August 10, 1998
-----------------------------              -------------------------------------
Common Stock, Par Value $1.00                          4,137,330

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o     Consolidated  Balance Sheets                                       1

o     Consolidated Statements of Income                                  2

o     Consolidated Statements of Comprehensive Income                    3

o     Consolidated Statements of Cash Flows                              4

o     Notes to Unaudited Consolidated Financial Statements           5 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8 - 17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              18

Item 2.  Changes in Securities                                          18

Item 3.  Defaults Upon Senior Securities                                18

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 5.  Other Information                                              18

Item 6.  Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                              19

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                                                                    June 30,   December 31,
                                                                                      1998        1997
                                                                                   ---------    ---------
ASSETS
Cash and cash equivalents                                                          $  29,148    $  22,826
Federal funds sold                                                                     1,000        1,404
Securities available-for-sale                                                        144,063      163,568
Securities held-to-maturity                                                           45,436       37,170
Loans                                                                                400,343      370,985
Allowance for loan losses                                                             (3,745)      (3,188)
                                                                                   ---------    ---------
     Net loans                                                                       396,598      367,797
Premises and equipment, net                                                           14,811       14,631
Intangible assets, net                                                                 9,456        9,898
Other assets                                                                           8,172        8,166
                                                                                   ---------    ---------

              TOTAL ASSETS                                                         $ 648,684    $ 625,460
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                       $  61,062    $  62,095
         Interest bearing                                                            466,998      465,652
                                                                                   ---------    ---------
              Total deposits                                                         528,060      527,747
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 23,844       11,761
     Advances from the Federal Home Loan Bank                                         25,655       16,455
     Notes payable                                                                    10,347       10,261
     Other liabilities                                                                 6,014        6,154
                                                                                   ---------    ---------
              TOTAL LIABILITIES                                                      593,920      572,378
                                                                                   ---------    ---------

Minority interest in subsidiaries                                                        661          644
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                             857          857
                                                                                   ---------    ---------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                              --           --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)          500          500
     Series C preferred stock; 4,500 shares authorized; none issued                       --           --
     Common stock, $1 par value; 10,000,000 shares authorized; 4,408,593 shares outstanding at June 30, 1998 and 4,407,093
       at December 31, 1997                                                            4,409        4,407
     Surplus                                                                          19,837       19,705
     Retained earnings                                                                28,902       26,765
     Accumulated other comprehensive income                                              339          856
     Unearned compensation under stock option plans                                     (219)        (130)
                                                                                   ---------    ---------
                                                                                      53,768       52,103
     Treasury stock, at cost; 271,263 shares
       at June 30, 1998 and December 31, 1997                                           (522)        (522)
                                                                                   ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY                                              53,246       51,581
                                                                                   ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 648,684    $ 625,460
                                                                                   =========    =========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------
                                                    Quarter Ended     Six Months Ended
                                                       June 30,           June 30,
                                                  -----------------   -----------------
                                                    1998     1997      1998       1997
                                                  -------   -------   -------   -------
Interest income
    Loans and fees on loans                       $ 9,042   $ 8,106   $17,588   $15,995
    Securities
       Taxable                                      2,352     2,773     4,944     5,772
       Exempt from federal income taxes               539       424     1,020       820
    Federal funds sold and other                       18        67        96       173
                                                  -------   -------   -------   -------
          TOTAL INTEREST INCOME                    11,951    11,370    23,648    22,760
                                                  -------   -------   -------   -------

Interest expense
    Deposits                                        5,559     5,267    11,012    10,724
    Federal funds purchased and securities sold
      under agreements to repurchase                  298       265       512       544
    Advances from the Federal Home Loan Bank          334       137       571       255
    Notes payable                                     190       237       377       541
                                                  -------   -------   -------   -------
          TOTAL INTEREST EXPENSE                    6,381     5,906    12,472    12,064
                                                  -------   -------   -------   -------
NET INTEREST INCOME                                 5,570     5,464    11,176    10,696
Provision for loan losses                             319       316       881       473
                                                  -------   -------   -------   -------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       5,251     5,148    10,295    10,223
                                                  -------   -------   -------   -------

Noninterest income
    Service charges                                   617       467     1,140       897
    Merchant fee income                               169       141       351       302
    Trust income                                      151       114       301       236
    Mortgage banking income                           371       164       767       247
    Securities gains, net                              50        12        36        97
    Other income                                      372       217       773       512
                                                  -------   -------   -------   -------
                                                    1,730     1,115     3,368     2,291
                                                  -------   -------   -------   -------

Noninterest expenses
    Salaries and employee benefits                  2,603     2,212     5,154     4,637
    Occupancy expense, net                            400       381       767       772
    Furniture and equipment expense                   450       384       866       736
    FDIC insurance assessment                          16        16        32        30
    Supplies and printing                             151       168       288       296
    Telephone                                         127        77       259       168
    Postage                                            96       106       202       214
    Amortization of intangible assets                 231       230       460       459
    Other expenses                                    962       902     1,843     1,875
                                                  -------   -------   -------   -------
                                                    5,036     4,476     9,871     9,187
                                                  -------   -------   -------   -------
                                                    1,945     1,787     3,792     3,327
Minority interest                                      13        22        28        42
                                                  -------   -------   -------   -------
          INCOME BEFORE INCOME TAXES                1,932     1,765     3,764     3,285
Income taxes                                          612       535     1,201       917
                                                  -------   -------   -------   -------
          NET INCOME                                1,320     1,230     2,563     2,368
Preferred stock dividends                              65        65       130       130
                                                  -------   -------   -------   -------

NET INCOME FOR COMMON STOCKHOLDERS                $ 1,255   $ 1,165   $ 2,433   $ 2,238
                                                  =======   =======   =======   =======
BASIC EARNINGS PER COMMON SHARE                   $   .30   $   .28   $   .59   $   .54
                                                  =======   =======   =======   =======
DILUTED EARNINGS PER COMMON SHARE                 $   .30   $   .28   $   .58   $   .54
                                                  =======   =======   =======   =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
--------------------------------------------------------------------------
                                      Quarter Ended      Six Months Ended
                                        June 30,             June 30,
                                    -----------------   ------------------
                                      1998     1997      1998        1997
                                    -------   -------   -------    -------

Net income                          $ 1,320   $ 1,230   $ 2,563    $ 2,368
Change in unrealized gains on
    securities available-for-sale        72       665      (517)       429
                                    -------   -------   -------    -------
COMPREHENSIVE INCOME                $ 1,392   $ 1,895   $ 2,046    $ 2,797
                                    =======   =======   =======    =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------
                                                                           Six Months Ended
                                                                               June 30,
                                                                        --------------------
                                                                          1998        1997
                                                                        --------    --------
Cash flows from operating activities
    Net income                                                          $  2,563    $  2,368
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities
       Depreciation                                                          804         684
       Amortization of intangible assets                                     460         385
       Amortization of unearned compensation under stock option plans         32          20
       Amortization of bond premiums, net                                    184         222
       Provision for loan losses                                             881         473
       Securities gains, net                                                 (36)        (97)
       Gain (loss) on sale of equipment                                      (11)         15
       Loss on sale of real estate acquired in settlement of loans             4          (5)
       Gain on sale of loans                                                (609)       (149)
       Proceeds from sales of loans held for sale                         33,905       4,084
       Origination of loans held for sale                                (37,900)     (8,395)
       Minority interest in net income of subsidiary                          28          42
       Change in assets and liabilities
          (Increase) decrease in other assets                                452        (409)
          Increase in other liabilities                                      224           5
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            981        (757)

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns                    1,151       1,774
          Purchases                                                       (9,457)     (1,391)
       Available-for-sale
          Proceeds from maturities and paydowns                           35,329      12,589
          Proceeds from sales                                              4,124      20,912
          Purchases                                                      (20,949)    (11,408)
Net decrease in federal funds sold                                           404       7,510
    Net increase in loans                                                (25,546)     (9,416)
    Increase in intangibles                                                  (18)         --
    Purchase of premises and equipment                                      (984)     (1,707)
Proceeds from sale of real estate acquired in settlement of loans              6          44
Proceeds from sale of equipment                                               11          33
                                                                        --------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (15,929)     18,940

Cash flows from financing activities
    Net increase (decrease) in deposits                                 $    313    $(31,044)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                  12,083       5,632
    Net increase (decrease) in advances from the
      Federal Home Loan Bank                                               9,200      (1,566)
    Payments on notes payable                                                 (9)     (1,000)
    Proceeds from notes payable                                               95         478
    Dividends on common stock                                               (290)       (288)
    Dividends on preferred stock                                            (130)       (233)
    Proceeds from exercise of stock options                                    8           8
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                                21,270     (28,013)
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       6,322      (9,830)

Cash and cash equivalents
    Beginning of year                                                     22,826      29,236
                                                                        --------    --------

    End of year                                                         $ 29,148    $ 19,406
                                                                        ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


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

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


NOTE 2. SECURITIES

Securities Held to Maturity - The amortized cost and fair value of securities held to maturity at June 30, 1998 and December 31, 1997 were as follows:

                                                   June 30, 1998                                  December 31, 1997
                                  -----------------------------------------------   -----------------------------------------------
                                                Gross        Gross                                Gross        Gross
                                  Amortized  Unrealized    Unrealized     Fair      Amortized   Unrealized   Unrealized     Fair
HELD-TO-MATURITY                    Cost        Gains        Losses       Value       Cost        Gains        Losses       Value
                                  ---------   ---------    ---------    ---------   ---------   ---------    ---------    ---------
States and political subdivisions $  45,436    $    899    $     (68)   $  46,267   $  37,170   $     805    $    (135)   $  37,840
                                  =========   =========    =========    =========   =========   =========    =========    =========

Securities Available for Sale - The amortized cost and fair value of securities available for sale at June 30, 1998 and December 31, 1997 were as follows:

                                                   June 30, 1998                                  December 31, 1997
                                  -----------------------------------------------   -----------------------------------------------
                                                Gross        Gross                                Gross        Gross
                                  Amortized  Unrealized    Unrealized     Fair      Amortized   Unrealized   Unrealized     Fair
AVAILABLE-FOR-SALE                  Cost        Gains        Losses       Value       Cost        Gains        Losses       Value
                                  ---------   ---------    ---------    ---------   ---------   ---------    ---------    ---------
U.S. Treasury                     $  14,176    $     79    $      (3)   $  14,252   $  19,071   $      98    $      (6)   $  19,163
U.S. government agencies and
    corporations                     54,323         146         (167)      54,302      59,341         173         (199)      59,315
U.S. government mortgage-backed
    securities                       15,009         170          (50)      15,129      21,797         907           (9)      22,695
Collateralized mortgage obligations  56,412         602         (215)      56,799      57,800         528          (28)      58,300
Corporate bonds                         100          --           --          100         100          --           --          100
Other                                 3,481          --           --        3,481       4,001          --           (6)       3,995
                                  ---------   ---------    ---------    ---------   ---------   ---------    ---------    ---------

                                   $143,501   $     997    $    (435)   $ 144,063   $ 162,110   $   1,706    $    (248)   $ 163,568
                                  =========   =========    =========    =========   =========   =========    =========    =========

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                June 30, 1998             December 31, 1997
                          -------------------------  --------------------------
                                $             %           $              %
                          -----------   -----------  -----------   ------------

Commercial                $    76,066         19.00% $    62,936          16.96%
Agricultural                   41,005         10.24       39,431          10.62
Real estate:
  Commercial mortgages         93,019         23.23       72,730          19.60
Construction                   13,952          3.48       14,393           3.88
  Agricultural                 37,175          9.28       27,955           7.53
  1-4 family mortgages         97,883         24.45      109,411          29.48
Installment                    38,598          9.64       41,210          11.10
Other                           2,719          0.68        3,076           0.83
                          -----------   -----------  -----------   ------------
                              400,417        100.00%     371,142         100.00%
                                        ===========                ============
Unearned Income                   (74)                      (157)
                          ------------               -----------
Total loans                   400,343                    370,985
Allowance for loan losses      (3,745)                    (3,188)
                          ------------               -----------
  Loans, net              $   396,598                $   367,797
                          ===========                ===========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarter and six months ended June 30, 1998 and 1997 are summarized below:

                                         Quarter Ended         Six Months Ended
                                            June 30,               June 30,
                                      --------------------    --------------------
                                        1998        1997        1998        1997
                                      --------    --------    --------    --------
Beginning balance                     $  3,551    $  3,098    $  3,188    $  3,068

Charge-offs:
    Commercial                              44          99         124         109
    Real estate mortgages                   30         135         119         159
    Installment and other loans             97          75         197         228
                                      --------    --------    --------    --------
       Total charge-offs                   171         309         440         496
                                      --------    --------    --------    --------

Recoveries:
    Commercial                               2          19          31          29
    Real estate mortgages                   14          37          20          55
    Installment and other loans             30          40          65          72
                                      --------    --------    --------    --------
       Total recoveries                     46          96         116         156
                                      --------    --------    --------    --------

Net charge-offs                            125         213         324         340
                                      --------    --------    --------    --------
Provision for loan losses                  319         316         881         473
                                      --------    --------    --------    --------

Ending balance                        $  3,745    $  3,201    $  3,745    $  3,201
                                      ========    ========    ========    ========

Period end total loans, net of
  unearned interest                   $400,343    $359,633    $400,343    $359,633
                                      ========    ========    ========    ========

Average loans                         $388,579    $353,653    $376,955    $351,399
                                      ========    ========    ========    ========

Ratio of net charge-offs to
    average loans                         0.03%       0.06%       0.09%       0.10%
Ratio of provision for loan losses
    to average loans                      0.08        0.09        0.23        0.13
Ratio of allowance for loan losses
    to ending total loans                 0.94        0.89        0.94        0.89
Ratio of allowance for loan losses
    to total nonperforming loans        132.61      109.10      132.61      109.10
Ratio of allowance at end of period
    to average loans                      0.96        0.91        0.99        0.91

NOTE 5.  CONTINGENT LIABILITIES AND OTHER MATTERS

Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The discussion presented below provides an analysis of the Company's results of operations and financial condition during the quarter and six months ended June 30, 1998 as compared to the same period in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations during the quarter and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

SUMMARY OF PERFORMANCE

Net income for the second quarter increased to $1,320,000 from the $1,230,000 earned in the second quarter of 1997, representing an increase of 7%. Per share (diluted) earnings increased to $0.30 from $0.28 a year ago. Net income for the six months ended June 30, 1998, totaled $2,563,000, or $0.58 (diluted) per share from $2,368,000, or $0.54 (diluted) per share for the like period in 1997, representing a 7% increase per share.

Return on average assets was 0.84% for the second quarter of 1998, as compared to 0.81% for the same quarter in 1997. Return on average assets was 0.83% for the six months ended June 30, 1998, as compared to 0.77% for the same period in 1997.

Return on average stockholders' equity was 10.02% for the second quarter of 1998, as compared to annualized 10.48% for the same 1997 quarter. Return on average stockholders' equity was 9.87% for the six months ended June 30, 1998, as compared to 10.16% for the same period in 1997.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $5,869,000 for the second quarter of 1998, representing an increase of $164,000 or 2.8% over the $5,705,000 earned during the quarter ended June 30, 1997. As shown in the Volume/Rate Analysis on page 10, the improvement in net interest income was attributable to increased interest income of $639,000, which was partially offset by a higher interest expense of $475,000. The net interest margin for the second quarter of 1998 equaled 4.00% as compared to 4.06% for the same time frame in 1997. The decrease in the net interest margin was primarily attributable to higher interest costs for paying liabilities which was partly offset by the higher yields on earning assets.

As indicated in the Volume/Rate Analysis, the $639,000 increase in interest income for the quarter was primarily related to interest rate variances in the loan portfolio, totaling an increase of $880,000 and resulted from a strategic shift in the asset mix toward loans which have a higher yield than securities. Consequently, the decrease in the securities portfolio interest income primarily resulted from securities volumes which were reduced to fund the loan portfolio growth.

The $475,000 increase in interest expense resulted from a $306,000 increase due to rate coupled with a $169,000 increase associated with volume. A major contributor to the increase in interest expense related to higher volumes and rates on time deposits and advances from the FHLB. The increase in volume and rate on time deposits resulted primarily from promotional efforts to attract depositors. The increase in volume and rate associated with advances from the FHLB is connected to the Company's utilization of this favorable funding alternative. Both of the funding mechanisms were employed to attract certain maturities to match and fund term assets.

For the six month period ended June 30, 1998, the net interest margin increased to 4.08% from 3.94% for 1997. The Volume/Rate Analysis for the six months ended June 30, 1998 as compared to the like 1997 period is presented on page 10.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - QUARTER

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                   For the Quarter Ended June 30,
                                        -------------------------------------------------
                                                   1998                     1997
                                        -----------------------  ------------------------
                                                 Interest                 Interest            Change Due To:
                                         Average Income/ Average  Average Income/  Average --------------------
                                         Balance Expense   Rate   Balance Expense   Rate   Volume   Rate    Net
                                        --------  -----    ----  -------- -------   -----  ------   ----   ----
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits            $  1,000 $   13    5.21% $    112 $     6  21.49%  $  (8)   $ 15  $   7
   Securities (1)
     Taxable                             155,264  2,333    6.03%  173,461   2,767   6.40%   (154)   (280)  (434)
     Non-taxable (2)                      43,034    825    7.69%   32,763     643   7.87%    (15)    197    182
                                        --------  -----    ----  -------- -------   -----   ----    ----   ----
      Total  securities (tax equivalent) 198,298  3,158    6.39%  206,224   3,410   6.63%   (169)    (83)  (252)
                                        --------  -----    ----  -------- -------   -----   ----    ----   ----
     Federal funds sold                    1,415     18    5.10%    4,510      67   5.96%     (9)    (40)   (49)
                                        --------  -----    ----  -------- -------   -----   ----    ----   ----
    Loans (3)(4)
      Commercial                         108,102  2,612    9.69%   94,918   2,264   9.57%     29     319    348
      Real estate                        238,171  5,109    8.60%  214,093   4,575   8.57%     16     518    534
      Installment and other               41,909    996    9.53%   44,151   1,041   9.46%      8     (53)   (45)
      Fees on loans                            -    343       -         -     247       -      -      96     96
                                         -------- ------  ------  --------  ------   -----   ----    ----   ----
         Net loans (tax equivalent)       388,182  9,060    9.36%  353,162   8,127   9.23%     53     880    933
                                         -------- ------  ------  -------- -------   -----   ----    ----   ----
           Total interest-earning assets  588,895 12,249    8.34%  564,008  11,610   8.26%   (133)    772    639
                                         -------- ------  ------  -------- -------   -----   ----    ----   ----
NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               14,585                   16,676
   Premises and equipment, net             14,761                   14,323
   Other assets                            15,347                   14,716
                                         --------                 --------
    Total nonearning assets                44,693                   45,715
                                         --------                 --------

      Total assets                       $633,588                 $609,723
                                         ========                 ========

LIABILITIES
   NOW accounts                           $54,412    326    2.40%  $56,580 $   353   2.50%   $(14)  $ (13)   (27)
   Money market accounts                   27,951    258    3.70%   32,525     264   3.26%     33     (39)    (6)
   Savings deposits                        62,234    481    3.10%   63,631     437   2.75%     54     (10)    44
   Time deposits                          317,654  4,492    5.67%  305,332   4,212   5.53%    108     172    280
   Federal funds purchased and
     repurchase agreements                 20,507    298    5.83%   18,776     265   5.66%      8      25     33
   Advances from FHLB                      23,697    335    5.67%    8,716     137   6.30%    (15)    213    198
   Notes payable                           10,350    190    7.36%   12,626     237   7.53%     (5)    (42)   (47)
                                         -------- ------  ------  --------  ------   ----    ----    ----    ---
    Total interest-bearing liabilities    516,805  6,380    4.95%  498,186   5,905   4.75%    169     306    475
                                         -------- ------  ------  --------  ------   ----    ----    ----    ---
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            56,614                   57,217
   Other liabilities                        7,316                    7,231
                                         --------                 --------
    Total noninterest-bearing liabilities  63,930                   64,448
                                         --------                 --------
   Stockholders' equity                    52,853                   47,089
                                         --------                 --------

   Total liabilities and
     stockholders' equity                $633,588                 $609,723
                                         ========                 ========
   Net interest income (tax equivalent)           $5,869                    $ 5,705        $ (302)  $ 466   $164
   Net interest income (tax                       ======                    =======        ======   =====   ====
     equivalent) to  total
     earning assets                                         4.00%                    4.06%
   Interest-bearing liabilities
     to earning assets                      87.76%                    88.33%
                                         --------                 ---------

---------------
(1)  Average   balance   and   average   rate  on   securities   classified   as
     available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - SIX MONTHS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                 For the Six Months Ended June 30,
                                         -------------------------------------------------
                                                   1998                     1997
                                         -----------------------  ------------------------
                                                  Interest                 Interest              Change Due To:
                                          Average Income/ Average  Average Income/  Average  ----------------------
                                          Balance Expense   Rate   Balance Expense   Rate    Volume    Rate    Net
                                         -------- ------- -------  ------- -------  -------  ------   ------  -----
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits              $   565 $   50   17.85% $     89 $     6  13.59%    $   1 $ $  41  $   42
   Securities (1)
     Taxable                              159,604  4,895    6.18%  181,822   5,764   6.39%     (184)   (685)   (869)

     Non-taxable (2)                       39,944  1,545    7.80%   31,699   1,243   7.91%      (17)    319     302
                                         -------- ------  ------  -------- ------- ------    ------    ----  ------
       Total  securities (tax equivalent) 199,548  6,440    6.51%  213,521   7,007   6.62%     (201)   (366)   (567)
                                         -------- ------  ------  -------- ------- ------    ------    ----  ------
     Federal funds sold                     3,163     96    6.12%    6,290     174   5.58%       15     (93)    (78)
     Loans (3)(4)
       Commercial                         102,781  4,927    9.67%   95,896   4,531   9.53%       67     329     396
       Real estate                        231,189  9,981    8.71%  210,944   8,973   8.58%      137     871   1,008
       Installment and other               42,612  2,009    9.51%   44,175   2,023   9.23%       60     (74)    (14)
       Fees on loans                            -    706       -         -     511      -         -     195     195
                                         -------- ------  ------  -------- ------- ------    ------ ------- -------
         Net loans (tax equivalent)       376,582 17,623    9.44%  351,015  16,038   9.21%      264   1,321   1,585
                                         -------- ------  ------  -------- ------- ------    ------ ------- -------
           Total interest-earning assets  579,858 24,209    8.42%  570,915  23,225   8.20%       81     903     984
                                         -------- ------  ------  -------- ------- ------    ------ ------- -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               16,188                   18,078
   Premises and equipment, net             14,669                   14,027
   Other assets                            15,538                   15,109
                                         --------                 --------
     Total nonearning assets               46,395                   47,214
                                         --------                 --------

       Total assets                      $626,253                 $618,129
                                         ========                 ========

LIABILITIES
   NOW accounts                           $54,194    651    2.42%  $56,198 $   702   2.52%   $  (27)  $ (24)    (51)
   Money market accounts                   29,275    516    3.55%   32,074     521   3.28%       42     (47)     (5)
   Savings deposits                        61,002    893    2.95%   65,246     937   2.90%       16     (60)    (44)
   Time deposits                          316,726  8,952    5.70%  310,812   8,564   5.56%      221     167     388
   Federal funds purchased and
     repurchase agreements                 17,452    512    5.92%   19,824     544   5.53%       36     (68)    (32)
   Advances from FHLB                      20,313    571    5.67%    8,161     255   6.30%      (28)    344     316
   Notes payable                           10,330    377    7.36%   13,630     541   8.00%      (41)   (123)   (164)
                                         -------- ------  ------  -------- ------- ------    ------ ------- -------
     Total interest-bearing liabilities   509,292 12,472    4.94%  505,945  12,064   4.81%      219     189     408
                                         -------- ------  ------  -------- ------- ------    ------ ------- -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            56,906                   57,843
   Other liabilities                        7,677                    6,467
                                         --------                 --------
     Total noninterest-bearing liabilities 64,583                   64,310
                                         --------                 --------
   Stockholders' equity                    52,378                   47,874
                                         --------                 --------

   Total liabilities and
     stockholders' equity               $ 626,253                 $618,129
                                        =========                 ========
   Net interest income (tax equivalent)          $11,737                   $11,161           $ (138)$   714 $   576
                                                 =======                   =======           ====== ======= =======
   Net interest income (tax equivalent) to
     total earning assets                                   4.08%                    3.94%
   Interest-bearing liabilities
     to earning assets                      87.83%                   88.62%
                                        ---------                 --------

---------------
(1)  Average   balance   and   average   rate  on   securities   classified   as
     available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


NONINTEREST INCOME

Noninterest income totaled $1,730,000 for the quarter ended June 30, 1998, as compared to $1,115,000 for the same time frame in 1997, which represents an increase of $615,000 or a 55.2% improvement. Basically, all categories of operating income contributed to the increase with the bulk of the increase largely related to growth in mortgage banking and service charge income. Specifically, mortgage banking income increased by $207,000 to a level of $371,000 for the quarter ended June 30, 1998 and is related to gains from sales of loans and servicing. This was a result of increased loan originations due to refinancing because of lower interest rates. Service charges on deposit accounts was $150,000 in excess of the like period in 1997 and was essentially attributable to a higher volume of NSF fees. Also contributing to the improvement in income was growth in ATM revenues of $45,000 along with a $37,000 increase in income from trust operations.

Noninterest income totaled $3,368,000 for the six months ended June 30, 1998, as compared to $2,291,000 for the same period in 1997. Factoring out net securities gains totaling $36,000 for the 1998 six month period as compared to $97,000 for the 1997 period, noninterest income increased by $1,138,000, or 51.9%. The reasons for the six month period paralleled those described above for the second quarter.

NONINTEREST EXPENSE

Noninterest expense totaled $5,036,000 for the quarter ended June 30, 1998, increasing by $560,000 from the same time frame in 1997, which equates to a 12.5% increase. Increases in salaries and employee benefits accounted for a large percentage of the increase and for the most part were directly related to merit increases coupled with incentive payments relating to the mortgage banking area. The increases in furniture and equipment expenses along with telephone expense were largely related to the computer conversion of acquired entities. The increase in the other expense category was primarily associated with accounting fees, of which the bulk of the expense was related to the outsourcing of the internal audit function, which was implemented at the beginning of the second quarter of 1998.

Noninterest expense equaled $9,871,000 for the six months ended June 30, 1998, increasing by $684,000 from the $9,187,000 expensed during the same period in 1997. The 7.5% increase is largely reflective of the same items discussed regarding the second quarter expenses.

The Company's efficiency ratio was 63.8% for the quarter ended June 30, 1998, which was comparable to the 63.0% recorded during the like period in 1997. For the six month period ending June 30, 1998, the efficiency ratio was down to 62.6% as compared to the 66.1% for the same period in 1997. The improvement in the 1998 efficiency ratio reflected the Company's continued improvement in controlling overhead and realization of the cost benefits of the operating strategy of capturing the economies of scale available by centralizing back room operations along with the consolidation of several of the Company's subsidiaries.

INCOME TAX EXPENSE

Income tax expense totaled $612,000 for the quarter ended June 30, 1998, increasing from $535,000 for the same period in 1997, and reflected effective tax rates of 31.7% and 30.3% respectively. Income tax expense totaled $1,201,000 for the six months ended June 30, 1998, increasing from the $917,000 for the 1997, six month period and reflected effective tax rates of 31.9% and 27.9%, respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At June 30, 1998, nonperforming assets totaled $3,392,000 versus the $3,042,000 that existed as of December 31,1997. The following table summarizes nonperforming assets and loans past 90 days or more and still accruing for the previous five quarters.

                                                            1998                   1997
                                                     ----------------   ----------------------------
                                                     Jun. 30,  Mar. 31, Dec. 31,  Sep. 30,  Jun. 30,
                                                     --------  -------- --------  --------  --------
Nonaccrual and impaired loans not
  accruing                                           $1,303    $1,081    $1,714    $2,206    $2,402
Impaired and other loans 90 days past
 due and still accruing interest                      1,521     1,362     1,013     1,084       532
                                                     ------    ------    ------    ------    ------
     Total nonperforming loans                        2,824     2,443     2,727     3,290     2,934
Other real estate owned                                 468       204       215       455       510
Other nonperforming assets (1)                          100       100       100       100       150
                                                     ------    ------    ------    ------    ------

     Total nonperforming assets                      $3,392    $2,747    $3,042    $3,845    $3,594
                                                     ======    ======    ======    ======    ======

Nonperforming loans to total end of period loans       0.71%     0.67%     0.74%     0.89%     0.82%
Nonperforming assets to total end of period loans      0.85      0.75      0.82      1.04      1.00
Nonperforming assets to total end of period assets     0.52      0.44      0.49      0.60      0.58

------------
(1)  Represents a single municipal security in default status.

PROVISION FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarter and six months ended June 30, 1998 and 1997 are summarized in the table on page 7. The provision for loan losses charged to operating expense for the second quarter of 1998 equaled $319,000 as compared to $316,000 for the same quarter in 1997. For the six month period ending June 30, 1998, the provision for loan losses charged to operating expense equaled $881,000 as compared to $473,000 for the like period in 1997. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, and management's assessment of current and prospective economic conditions. The increase in the provision for loan losses during the first half of 1998, as compared to the same time frame in 1997, was primarily reflective of the expansion of the loan portfolio that resulted from a strategic shift in the asset mix of the Company toward loans. Loan charge-offs, net of recoveries, decreased to $324,000 during the first half of 1998 as compared to $340,000 for the like period in 1997.

At June 30, 1998, the allowance for loan losses totaled $3,745,000 and increased to .94% of total loans outstanding as compared to $3,201,000 or .89% at June 30, 1997. Such allowance level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

                                                                December 31,               Minimum       Well
                                          June 30,       ----------------------------      Capital    Capitalized
                                            1998             1997            1996          Ratios        Ratios
                                        ------------     ------------    ------------      -------       ------
Tier 1 risk-based capital               $     43,515    $      41,180    $     36,242
Tier 2 risk-based capital                      5,102            4,545           4,425
Total capital                                 48,617           45,725          40,667
Risk-weighted assets                         420,342          385,685         374,028
Capital ratios
     Tier 1 risk-based capital                 10.35%           10.68%           9.69%       4.00%         6.00%
     Tier 2 risk-based capital                 11.57            11.86           10.87        8.00         10.00
     Leverage ratio                             6.81             6.64            7.76        4.00          5.00

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's tier 1 leverage ratio as of June 30, 1998, was 6.81%, a modest increase from 6.64% at December 31, 1997. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's June 30, 1998, total risk weighted capital ratio decreased slightly to 11.57% from 11.86% at December 31, 1997. The Tier 1 Capital ratio also decreased from 10.68% at December 31, 1997, to 10.35% at June 30, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net increase in cash and cash equivalents of $6,322,000 from December 31, 1997 to June 30, 1998. This usage was primarily related to the increase in the origination of loans held for sale which is related to the Company's mortgage banking operation. This was partially offset by increased utilization of advances from the Federal Home Loan Bank. For more detailed cash flow information, see the Company's Consolidated Statement of Cash Flow located on page 4.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY MANAGEMENT

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets ( primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Other than loans held for sale, all of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Company's subsidiary banks depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the banks receive from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the banks, including general economic conditions and the policies of various governmental and regulatory authorities.

The objective of monitoring and managing the interest rate risk position of the balance sheet is to contribute to earnings and to minimize fluctuations in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, as interest rates rise, such a position will have a positive effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a rise in interest rates will have an adverse effect on net interest income. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. The rates, terms, and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread.

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at June 30, 1998. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       June 30, 1998
                                              ---------------------------------------------------------------
                                              3 months 3 months to  6 months   1 year to    Over
                                               or less   6 months  to 1 year    5 years   5 years      Total
                                              -------- ----------  ---------   --------   --------   --------
INTEREST-EARNING ASSETS
    Interest bearing balances                 $    970   $     --   $     --   $     --   $     --   $    970
    Federal funds sold                           1,000         --         --         --         --      1,000
    Securities                                  81,676     16,025     14,562     50,460     26,776    189,499
    Loans                                       92,478     42,658     66,489    154,788     43,930    400,343
                                              --------   --------   --------   --------   --------   --------

       Total interest-earning assets          $176,124   $ 58,683   $ 81,051   $205,248   $ 70,706   $591,812
                                              ========   ========   ========   ========   ========   ========

INTEREST-BEARING LIABILITIES
    NOW accounts                              $ 59,457   $     --   $     --   $     --   $     --   $ 59,457
    Money market accounts                       26,793         --         --         --         --     26,793
    Savings                                     62,607         --         --         --         --     62,607
    Time deposits                              110,040     61,298     80,419     66,333         51    318,141
                                              --------   --------   --------   --------   --------   --------

       Total interest-bearing deposits         258,897     61,298     80,419     66,333         51    466,998

    Federal funds and repurchase agreements     17,478      3,363      1,120      1,883         --     23,844
    Advances from FHLB                           2,750        500      6,755     11,350      4,300     25,655
    Notes payable                               10,000         --         --        347         --     10,347
                                              --------   --------   --------   --------   --------   --------

       Total interest-bearing liabilities     $289,125   $ 65,161   $ 88,294   $ 79,913   $  4,351   $526,844
                                              ========   ========   ========   ========   ========   ========

Period interest sensitivity gap              $(113,001)  $ (6,478)  $ (7,243)  $125,335   $ 66,355   $ 64,968
Cumulative interest sensitivity gap           (113,001)  (119,479)  (126,722)    (1,387)    64,968
Cumulative gap as a percent of
   total assets                                 (17.42)%   (18.42)%   (19.54)%    (0.21)%    10.02%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                    60.92%     66.28%     71.37%     99.73%    112.33%

The Company undertakes this interest rate-sensitivity analysis to monitor the potential risk to future earnings from the impact of possible future changes in interest rates on currently existing net assets or net liability positions. However, this type of analysis is as of a point-in-time, when in fact, the Company's interest rate sensitivity can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Pursuant to its investment policy, the Company does not purchase off-balance-sheet derivative financial instruments.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As of June 30, 1998, the Company's subsidiary banks held approximately $15,009,000 (at amortized cost) in mortgage-backed securities. Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

In addition to the aforementioned interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The assumption in this table are that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 1998.

                                          Net Interest Income
                           -------------------------------------------------
                              Amount              Change             Change
                           -----------          ---------           --------
                                         (Dollars in Thousands)

           +200 bp         $   24,503           $    144             0.59%
           +100 bp             24,411                 52             0.02

             Base              24,359                 --               --

           -100 bp             24,015               (344)           (1.41)
           -200 bp             22,890             (1,469)           (6.03)

Based upon the Company's model at June 30, 1998, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 0.59% or approximately $144,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net income by 6.03% or approximately $1,469,000.

YEAR 2000

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program. As more fully discussed in the 1997 Annual Report to Stockholders, the Company has spent considerable time and resources regarding the impact of the Year 2000 issue with respect to its computer systems and applications as well as to its general operations, customers and suppliers. The Company has a Year 2000 committee, comprised of members of the Company which has already taken steps regarding this issue. UnionData (a subsidiary company), has completed a survey of all core processing systems and support systems. This survey included contact with each hardware and software vendor. As of December 31, 1997, all core processing systems were documented as being Year 2000 compliant. Three vendors of non core processing subsystems have notified the Company that their systems will be upgraded to Year 2000 compliance by year end 1998. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.

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

Item 5. OTHER INFORMATION

        During the second quarter of 1998, the Company announced that they had executed an agreement to sell their approximate 81.7% ownership of the outstanding stock of the Bank of Ladd. The consummation of the transaction is expected to be completed during the second half of 1998 and is expected to have a minimal impact on 1998 earnings.

        During the month of July, the Company announced that it has signed an agreement for the acquisition of the Mercier Insurance Agency, which is headquartered in Spring Valley, Illinois. The acquisition is subject to regulatory approval and is expected to be completed during the third quarter of 1998. The addition of an insurance subsidiary is intended to expand the Company's product mix and provide a full line of insurance and investment opportunities to banking customers.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        27.1 Financial Data Schedule

        Reports on Form 8K:

        None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               UNIONBANCORP, INC.


Date: August 11, 1998                   /s/ R. SCOTT GRIGSBY
     --------------------               ----------------------------------------
                                            R. Scott Grigsby
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date: August 11, 1998                   /s/ CHARLES J. GRAKO
     --------------------               ----------------------------------------
                                            Charles J. Grako
                                            Executive Vice President and
                                            Chief Financial Officer