Form 10-Q
period 1998-09-30
UNIONBANCORP INC
filed 1998-11-12
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  SEPTEMBER 30, 1998
                                         ------------------

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

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

                                    YES  [X]               NO  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                        SHARES OUTSTANDING AT NOVEMBER 10, 1998
-----------------------------           ---------------------------------------
Common Stock, Par Value $1.00                          4,262,359

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o    Consolidated  Balance Sheets                                         1

o    Consolidated Statements of Income                                    2

o    Consolidated Statements of Comprehensive Income                      3

o    Consolidated Statements of Cash Flows                                4

o    Notes to Unaudited Consolidated Financial Statements                 5 - 7

Item 2. Management's Discussion and Analysis of Financial Condition and 8 - 20 Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------
                                                                                September 30, December 31,
                                                                                    1998          1997
                                                                                ------------- ------------
ASSETS
Cash and cash equivalents                                                         $  16,898    $  22,826
Federal funds sold                                                                    9,140        1,404
Securities available-for-sale                                                       139,639      163,568
Securities held-to-maturity                                                          46,495       37,170
Loans                                                                               405,982      370,985
Allowance for loan losses                                                            (3,883)      (3,188)
                                                                                  ---------    ---------
     Net loans                                                                      402,099      367,797
Premises and equipment, net                                                          14,363       14,631
Intangible assets, net                                                                9,223        9,898
Other assets                                                                          9,400        8,166
                                                                                  ---------    ---------

              TOTAL ASSETS                                                        $ 647,257    $ 625,460
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                      $  55,483    $  62,095
         Interest bearing                                                           477,634      465,652
                                                                                  ---------    ---------
              Total deposits                                                        533,117      527,747
     Federal funds purchased and securities sold
       under agreements to repurchase                                                19,165       11,761
     Advances from the Federal Home Loan Bank                                        21,495       16,455
     Notes payable                                                                   10,307       10,261
     Other liabilities                                                                6,401        6,154
                                                                                  ---------    ---------
              TOTAL LIABILITIES                                                     590,485      572,378
                                                                                  ---------    ---------

Minority interest in subsidiaries                                                       691          644
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                            857          857
                                                                                  ---------    ---------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --           --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
     Series C preferred stock; 4,500 shares authorized; none issued                      --           --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,410,093 shares outstanding at September 30, 1998 and 4,407,093
       at December 31, 1997                                                           4,410        4,407
     Surplus                                                                         19,850       19,705
     Retained earnings                                                               30,083       26,765
     Accumulated other comprehensive income                                           1,104          856
     Unearned compensation under stock option plans                                    (201)        (130)
                                                                                  ---------    ---------
                                                                                     55,746       52,103
     Treasury stock, at cost; 271,263 shares
       at September 30, 1998 and December 31, 1997                                     (522)        (522)
                                                                                  ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY                                             55,224       51,581
                                                                                  ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 647,257    $ 625,460
                                                                                  =========    =========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------

                                                   Quarter Ended      Nine Months Ended
                                                    September 30,       September 30,
                                                  -----------------   -----------------
                                                   1998      1997      1998       1997
                                                  -------   -------   -------   -------
Interest income
    Loans and fees on loans                       $ 9,308   $ 8,461   $26,896   $24,456
    Securities
       Taxable                                      2,219     2,570     7,163     8,342
       Exempt from federal income taxes               562       430     1,582     1,250
    Federal funds sold and other                      126        83       222       256
                                                  -------   -------   -------   -------
          TOTAL INTEREST INCOME                    12,215    11,544    35,863    34,304
                                                  -------   -------   -------   -------

Interest expense
    Deposits                                        5,763     5,411    16,775    16,135
    Federal funds purchased and securities sold
      under agreements to repurchase                  251       339       763       883
    Advances from the Federal Home Loan Bank          347       130       918       385
    Notes payable                                     197       254       574       795
                                                  -------   -------   -------   -------
          TOTAL INTEREST EXPENSE                    6,558     6,134    19,030    18,198
                                                  -------   -------   -------   -------
NET INTEREST INCOME                                 5,657     5,410    16,833    16,106
Provision for loan losses                             319       230     1,200       703
                                                  -------   -------   -------   -------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       5,338     5,180    15,633    15,403
                                                  -------   -------   -------   -------

Noninterest income
    Service charges                                   553       486     1,693     1,383
    Merchant fee income                               241       195       592       497
    Trust income                                      150       158       451       394
    Mortgage banking income                           416       301     1,183       548
    Securities gains, net                              22        72        58       169
    Other income                                      452       341     1,225       853
                                                  -------   -------   -------   -------
                                                    1,834     1,553     5,202     3,844
                                                  -------   -------   -------   -------

Noninterest expenses
    Salaries and employee benefits                  2,541     2,335     7,695     6,972
    Occupancy expense, net                            375       373     1,142     1,145
    Furniture and equipment expense                   446       390     1,312     1,126
    FDIC insurance assessment                          16        17        48        47
    Supplies and printing                             118       125       406       421
    Telephone                                         139       148       398       316
    Postage                                            65        89       267       303
    Amortization of intangible assets                 233       228       693       687
    Other expenses                                  1,149     1,065     2,992     2,940
                                                  -------   -------   -------   -------
                                                    5,082     4,770    14,953    13,957
                                                  -------   -------   -------   -------
                                                    2,090     1,963     5,882     5,290
Minority interest                                      20        16        48        58
                                                  -------   -------   -------   -------
          INCOME BEFORE INCOME TAXES                2,070     1,947     5,834     5,232
Income taxes                                          658       634     1,859     1,551
                                                  -------   -------   -------   -------
          NET INCOME                                1,412     1,313     3,975     3,681
Preferred stock dividends                              64        64       194       194
                                                  -------   -------   -------   -------

NET INCOME FOR COMMON STOCKHOLDERS                $ 1,348   $ 1,249   $ 3,781   $ 3,487
                                                  =======   =======   =======   =======
BASIC EARNINGS PER COMMON SHARE                   $  0.33   $  0.30   $  0.91   $  0.85
                                                  =======   =======   =======   =======
DILUTED EARNINGS PER COMMON SHARE                 $  0.32   $  0.30   $  0.90   $  0.84
                                                  =======   =======   =======   =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
-------------------------------------------------------------------------

                                      Quarter Ended     Nine Months Ended
                                      September 30,        September 30,
                                    -----------------   -----------------
                                     1998      1997       1998      1997
                                    -------   -------   -------   -------

Net income                          $ 1,412   $ 1,313   $ 3,975   $ 3,681
Change in unrealized gains on
    securities available-for-sale       765       568       248       997
                                    -------   -------   -------   -------
COMPREHENSIVE INCOME                $ 2,177   $ 1,881   $ 4,223   $ 4,678
                                    =======   =======   =======   =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                          1998        1997
                                                                        --------    --------
Cash flows from operating activities
Net income                                                              $  3,975    $  3,681
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities
       Depreciation                                                        1,224       1,073
       Amortization of intangible assets                                     693         687
       Amortization of unearned compensation under stock option plans         48          31
       Amortization of bond premiums, net                                    243         317
       Provision for loan losses                                           1,200         703
       Securities gains, net                                                 (58)       (169)
       Gain on sale of equipment                                            (125)       (101)
       Gain on sale of real estate acquired in settlement of loans           (24)        (47)
       Gain on sale of loans                                                (951)       (403)
       Proceeds from sales of loans held for sale                         52,817       9,218
       Origination of loans held for sale                                (57,004)    (16,615)
       Minority interest in net income of subsidiary                          48          58
       Change in assets and liabilities
          (Increase) decrease in other assets                             (1,331)        290
          Increase in other liabilities                                      247         239
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,002      (1,038)

Cash flows from investing activities
    Securities
       Held-to-maturity,
          Proceeds from calls, maturities, and paydowns                    1,471       1,892
          Purchases                                                      (10,855)     (2,055)
       Available-for-sale
          Proceeds from maturities and paydowns                           51,279      21,285
          Proceeds from sales                                              5,601      27,448
          Purchases                                                      (32,703)    (17,949)
Net (increase) decrease in federal funds sold                             (7,736)      5,594
    Net increase in loans                                                (30,364)    (16,698)
    Increase in intangibles                                                  (18)         --
    Purchase of premises and equipment                                    (1,112)     (2,343)
Proceeds from sale of real estate acquired in settlement of loans            270         174
Proceeds from sale of equipment                                               11          33
                                                                        --------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (24,156)     17,381

Cash flows from financing activities
    Net increase (decrease) in deposits                                 $  5,370    $(29,208)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                   7,404       6,204
    Net increase (decrease) in advances from the
      Federal Home Loan Bank                                               5,040      (1,566)
    Payments on notes payable                                               (274)     (1,027)
    Proceeds from notes payable                                              320         766
    Dividends on common stock                                               (455)       (681)
    Dividends on preferred stock                                            (194)       (194)
    Proceeds from issuance of common stock                                    --          20
    Proceeds from exercise of stock options                                   15           8
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                                17,226     (25,678)
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (5,928)     (9,335)

Cash and cash equivalents
    Beginning of year                                                     22,826      29,236
                                                                        --------    --------

    End of year                                                         $ 16,898    $ 19,901
                                                                        ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NEW ACCOUNTING STANDARDS

Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the Consolidated Statements of Comprehensive Income.

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This standard will have no impact on the Company.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedge item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of changes. This Statement will have no effect on the Company.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. SECURITIES

Securities Held to Maturity - The amortized cost and fair value of securities held to maturity at September 30, 1998 and December 31, 1997 were as follows:


                                                  September 30, 1998                                 December 31, 1997
                                      ---------------------------------------------  -----------------------------------------------
                                                    Gross       Gross                             Gross        Gross
                                      Amortized   Unrealized  Unrealized    Fair     Amortized  Unrealized   Unrealized      Fair
HELD-TO-MATURITY                        Cost        Gains       Losses      Value      Cost        Gains       Losses        Value
                                      ---------   ----------  ----------  ---------  ---------  ----------   ----------    ---------
States and political subdivisions     $  46,495   $   1,307    $     (43) $  47,759  $  37,170   $     805    $    (135)   $  37,840
                                      =========   =========    =========  =========  =========   =========    =========    =========

Securities Available for Sale - The amortized cost and fair value of securities available for sale at September 30, 1998 and December 31, 1997 were as follows:

                                                  September 30, 1998                                 December 31, 1997
                                      ---------------------------------------------  -----------------------------------------------
                                                    Gross       Gross                             Gross        Gross
                                      Amortized   Unrealized  Unrealized    Fair     Amortized  Unrealized   Unrealized      Fair
AVAILABLE-FOR-SALE                      Cost        Gains       Losses      Value      Cost        Gains       Losses        Value
                                      ---------   ----------  ----------  ---------  ---------  ----------   ----------    ---------
U.S. Treasury                         $  11,048   $     200    $      --  $  11,248  $  19,071   $      98    $      (6)   $  19,163
U.S. government agencies and
    corporations                         52,571         525          (55)    53,041     59,341         173         (199)      59,315
U.S. government mortgage-backed
    securities                           16,529         120           (7)    16,642     21,797         907           (9)      22,695
Collateralized mortgage obligations      54,113       1,050           (1)    55,162     57,800         528          (28)      58,300
Corporate bonds                             100          --           --        100        100          --           --          100
Other                                     3,446          --           --      3,446      4,001          --           (6)       3,995
                                      ---------   ---------    ---------  ---------  ---------   ---------    ---------    ---------

                                      $ 137,807   $   1,895   $      (63) $ 139,639  $ 162,110   $   1,706    $    (248)   $ 163,568
                                      =========   =========    =========  =========  =========   =========    =========    =========

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                             September 30, 1998       December 31, 1997
                          -----------------------  -----------------------
                              $             %          $              %
                          ----------    ---------  ---------     ---------
Commercial                 $  74,640        18.38% $  62,936         16.96%
Agricultural                  42,952        10.58     39,431         10.62
Real estate:
    Commercial mortgages      91,336        22.49     72,730         19.60
    Construction              16,229         4.00     14,393          3.88
    Agricultural              38,057         9.37     27,955          7.53
    1-4 family mortgages     102,762        25.31    109,411         29.48
Installment                   37,372         9.20     41,210         11.10
Other                          2,681         0.66      3,076          0.83
                          ----------    ---------  ---------     ---------
                             406,029       100.00%   371,142        100.00%
                                        =========                =========
Unearned income                  (47)                   (157)
                          ----------               ---------
Total loans                  405,982                 370,985
Allowance for loan losses     (3,883)                 (3,188)
                          ----------               ---------

    Loans, net            $  402,099               $ 367,797
                          ==========               =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarter and nine months ended September 30, 1998 and 1997 are summarized below:

                                         Quarter Ended       Nine Months Ended
                                         September 30,          September 30,
                                      --------------------  -------------------
                                        1998        1997      1998       1997
                                      --------    --------  --------   --------
Beginning balance                     $  3,745    $  3,201  $  3,188   $  3,068

Charge-offs:
    Commercial                             126          91       250        200
    Real estate mortgages                   19         132       138        291
    Installment and other loans            114         191       311        419
                                      --------    --------  --------   --------
       Total charge-offs                   259         414       699        910
                                      --------    --------  --------   --------

Recoveries:
    Commercial                              42           9        73         38
    Real estate mortgages                    6          17        26         72
    Installment and other loans             30          25        95         97
                                      --------    --------  --------   --------
       Total recoveries                     78          51       194        207
                                      --------    --------  --------   --------

Net charge-offs                            181         363       505        703
                                      --------    --------  --------   --------
Provision for loan losses                  319         230     1,200        703
                                      --------    --------  --------   --------

Ending balance                        $  3,883    $  3,068  $  3,883   $  3,068
                                      ========    ========  ========   ========

Period end total loans, net of
  unearned interest                   $405,982    $369,811  $405,982   $369,811
                                      ========    ========  ========   ========

Average loans                         $403,991    $364,934  $386,066   $355,948
                                      ========    ========  ========   ========

Ratio of net charge-offs to
    average loans                         0.04%       0.10%     0.13%      0.20%
Ratio of provision for loan losses
    to average loans                      0.08        0.06      0.31       0.20
Ratio of allowance for loan losses
    to ending total loans                 0.96        0.83      0.96       0.83
Ratio of allowance for loan losses
    to total nonperforming loans        159.27       93.25    159.27      93.25
Ratio of allowance at end of period
    to average loans                      0.96        0.84      1.01       0.86

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

During the second quarter of 1998, the Company announced that it had executed an agreement to sell its approximate 81.7% ownership of the outstanding stock of the Bank of Ladd. The consummation of the transaction is expected to be completed during the fourth quarter of 1998 and is expected to have a minimal impact on 1998 earnings.

During July, 1998, the Company announced that it had signed an agreement for the acquisition of the Mercier Insurance Agency, which is headquartered in Spring Valley, Illinois. The acquisition received regulatory approval and was subsequently consummated on October 30, 1998. The addition of an insurance subsidiary is intended to expand the Company's product mix and provide a full line of insurance and investment opportunities to banking customers.

The discussion presented below provides an analysis of the Company's results of operations and financial condition during the quarter and nine months ended September 30, 1998 as compared to the same period in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations during the quarter and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

SUMMARY OF PERFORMANCE

Net income for the third quarter increased to $1,412,000 from the $1,313,000 earned in the third quarter of 1997, representing an increase of 7.54%. Per share (diluted) earnings increased to $0.32 from $0.30 a year ago. Net income for the nine months ended September 30, 1998, totaled $3,975,000, or $0.90 (diluted) per share from $3,681,000, or $0.84 (diluted) per share for the like period in 1997, representing a 7.98% increase in net income and a 7.14% increase in per share earnings.

Return on average assets was 0.86% for the third quarter of 1998, as compared to 0.84% for the same quarter in 1997. Return on average assets was 0.84% for the nine months ended September 30, 1998, as compared to 0.80% for the same period in 1997.

Return on average stockholders' equity was 10.30% for the third quarter of 1998, as compared to 10.46% for the same 1997 quarter. Return on average stockholders' equity was 10.02% for the nine months ended September 30, 1998, as compared to 10.26% for the same period in 1997.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $5,967,000 for the third quarter of 1998, representing an increase of $316,000 or 5.59% over the $5,651,000 earned during the quarter ended September 30, 1997. As shown in the Volume/Rate Analysis on page 9, the improvement in net interest income was attributable to increased interest income of $738,000, which was partially offset by a higher interest expense of $422,000. The net interest margin for the third quarter of 1998 equaled 3.93%, as compared to 3.94% for the same time frame in 1997. The slight decrease in the net interest margin was primarily attributable to higher interest costs for paying liabilities which was partly offset by the higher yields on earning assets.

As indicated in the Volume/Rate Analysis, the $738,000 increase in interest income for the quarter was primarily related to interest rate variances in the loan portfolio, totaling an increase of $842,000 and resulted from a strategic shift in the asset mix toward loans which have a higher yield than securities. Consequently, the decrease in the securities portfolio interest income primarily resulted from securities volumes which were reduced to fund the loan portfolio growth.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The $422,000 increase in interest expense resulted from a $341,000 increase due to rate coupled with a $81,000 increase associated with volume. A major contributor to the increase in interest expense related to higher volumes and rates on time deposits and advances from the Federal Home Loan Bank (the "FHLB"). The increase in volume and rate on time deposits resulted primarily from promotional efforts to attract depositors. The increase in volume and rate associated with advances from the FHLB is connected to the Company's utilization of this favorable funding alternative. Both of the funding mechanisms were employed to attract certain maturities to match and fund term assets.

For the nine month period ended September 30, 1998, the net interest margin increased to 4.03% from 3.94% for 1997. The Volume/Rate Analysis for the nine months ended September 30, 1998 as compared to the like 1997 period is presented on page 10.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - QUARTER

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                       For the Quarter Ended September 30,
                                          ----------------------------------------------------------
                                                      1998                           1997
                                          ----------------------------   ---------------------------
                                                     Interest                       Interest                 Change Due To:
                                          Average    Income/  Average     Average   Income/  Average  -----------------------------
                                          Balance    Expense    Rate      Balance   Expense   Rate    Volume      Rate        Net
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits              $  3,293   $    41       4.94% $     --   $    --       --  $    41    $    --    $    41
   Securities (1)
     Taxable                               142,772     2,177       6.05%  166,105     2,570     6.14%    (356)       (37)      (393)
     Non-taxable (2)                        44,565       852       7.58%   32,944       651     7.84%     223        (22)       201
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
       Total  securities (tax equivalent)  187,337     3,029       6.41%  199,049     3,221     6.42%    (133)       (59)      (192)
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Federal funds sold                      9,002       126       5.55%    5,988        79     5.23%      42          5         47
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Loans (3)(4)
       Commercial                          116,096     2,751       9.40%   98,357     2,346     9.46%     420        (15)       405
       Real estate                         246,327     5,318       8.57%  221,630     4,810     8.61%     531        (23)       508
       Installment and other                40,450       964       9.46%   44,448     1,046     9.34%     (95)        13        (82)
       Fees on loans                            --       295         --        --       284       --       11         --         11
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
         Net loans (tax equivalent)        402,873     9,328       9.19%  364,435     8,486     9.24%     867        (25)       842
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
           Total interest-earning assets   602,505    12,524      8.25%   569,472    11,786     8.21%     817        (79)       738
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents                18,745                         15,324
   Premises and equipment, net              14,840                         14,788
   Other assets                             16,675                         18,053
                                          --------                       --------
     Total nonearning assets                50,260                         48,165
                                          --------                       --------

       Total assets                       $652,765                       $617,637
                                          ========                       ========

LIABILITIES
   NOW accounts                           $ 61,103       371      2.41%  $ 56,403   $   353     2.48% $    28    $   (10)        18
   Money market accounts                    28,652       267      3.70%    30,290       248     3.25%     (14)        33         19
   Savings deposits                         62,811       495      3.13%    59,567       408     2.72%      23         64         87
   Time deposits                           327,229     4,631      5.61%   312,838     4,402     5.58%     205         24        229
   Federal funds purchased and
     repurchase agreements                  18,085       251      5.51%    22,979       339     5.85%     (69)       (19)       (88)
   Advances from FHLB                       24,445       346      5.62%     8,455       131     6.15%     227        (12)       215
   Notes payable                            10,545       197      7.41%    13,717       253     7.32%     (59)         3        (56)
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Total interest-bearing liabilities    532,870     6,558      4.88%   504,249     6,134     4.83%     341         83        424
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits             63,665                         56,158
   Other liabilities                         1,857                          7,409
                                          --------                       --------
     Total noninterest-bearing liabilities  65,522                         63,567
                                          --------                       --------
   Stockholders' equity                     54,373                         49,821
                                          --------                       --------

   Total liabilities and
     stockholders' equity                 $652,765                       $617,637
                                          ========                       ========
   Net interest income (tax equivalent)              $ 5,966                        $ 5,652           $   435    $  (121)   $   314
                                                     =======                        =======           =======    =======    =======
   Net interest income (tax equivalent) to
     total earning assets                                         3.93%                         3.94%
   Interest-bearing liabilities
     to earning assets                                           88.44%                        88.55%
                                                               -------                       -------

----------------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3) Nonaccrual loans are included in the average  balances.
(4) Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - NINE MONTHS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                   For the Nine Months Ended September 30,
                                          ----------------------------------------------------------
                                                      1998                           1997
                                          ----------------------------   ---------------------------
                                                     Interest                       Interest                 Change Due To:
                                          Average    Income/  Average     Average   Income/  Average  -----------------------------
                                          Balance    Expense    Rate      Balance   Expense   Rate    Volume      Rate        Net
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits              $  1,484   $    91      8.20%  $     20   $     1     6.68% $    90    $     0    $    90
   Securities (1)
     Taxable                               153,931     7,072      6.14%   176,565     8,342     6.32%  (1,039)      (231)    (1,270)
     Non-taxable (2)                        41,502     2,397      7.72%    32,118     1,894     7.88%     542        (39)       503
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
       Total  securities (tax equivalent)  195,433     9,469      6.48%   208,683    10,236     6.56%    (497)      (270)      (767)
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Federal funds sold                      5,131       222      5.78%     6,188       244     5.27%     (44)        22        (22)
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Loans (3)(4)
       Commercial                          107,269     7,678      9.57%    96,727     6,875     9.50%     752         51        803
       Real estate                         236,290    15,299      8.66%   214,545    13,777     8.59%   1,409        113      1,522
       Installment and other                41,883     2,973      9.49%    44,266     3,075     9.29%    (167)        65       (102)
       Fees on loans                            --     1,001        --         --       793       --      208         --        208
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
         Net loans (tax equivalent)        385,442    26,951      9.35%   355,538    24,520     9.22%   2,202        229      2,431
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
           Total interest-earning assets   587,490    36,733      8.36%   570,429    35,001     8.20%   1,751        (19)     1,732
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents                17,050                         17,150
   Premises and equipment, net              14,727                         14,283
   Other assets                             15,921                         16,101
                                          --------                       --------
     Total nonearning assets                47,698                         47,534
                                          --------                       --------

       Total assets                       $635,188                       $617,963
                                          ========                       ========

LIABILITIES
   NOW accounts                           $ 56,522     1,022      2.42%  $ 56,266   $ 1,055     2.51% $     5    $   (38)       (33)
   Money market accounts                    29,065       783      3.60%    31,473       769     3.27%     (61)        75         14
   Savings deposits                         61,612     1,388      3.01%    63,332     1,346     2.84%     (37)        79         42
   Time deposits                           320,264    13,582      5.67%   311,498    12,964     5.56%     363        255        618
   Federal funds purchased and
     repurchase agreements                  17,665       763      5.77%    20,886       883     5.65%    (138)        18       (120)
   Advances from FHLB                       21,706       918      5.65%     8,260       386     6.25%     572        (40)       532
   Notes payable                            10,403       574      7.38%    13,659       795     7.78%    (182)       (39)      (221)
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
     Total interest-bearing liabilities    517,237    19,030      4.92%   505,374    18,198     4.81%     522        310        832
                                          --------   -------   -------   --------   -------  -------  -------    -------    -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits             59,184                         57,276
   Other liabilities                         5,717                          7,351
                                          --------                       --------
     Total noninterest-bearing liabilities  64,901                         64,627
                                          --------                       --------
   Stockholders' equity                     53,050                         47,962
                                          --------                       --------

   Total liabilities and
     stockholders' equity                 $635,188                       $617,963
                                          ========                       ========
   Net interest income (tax equivalent)              $17,703                        $16,803           $ 1,229   $   (329)   $   900
                                                     =======                        =======           =======   ========    =======
   Net interest income (tax equivalent) to
     total earning assets                                         4.03%                         3.94%
   Interest-bearing liabilities to earning assets                88.04%                        88.60%
                                                               -------                       -------

----------------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3) Nonaccrual loans are included in the average  balances.
(4) Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONINTEREST INCOME

Noninterest income totaled $1,834,000 for the quarter ended September 30, 1998, as compared to $1,553,000 for the same time frame in 1997. Exclusive of net securities gains, which totaled $22,000 for the third quarter 1998 as compared to net securities gains of $72,000 for the like period in 1997, noninterest income increased by $331,000 or a 22.35% improvement. Basically, all categories of operating income contributed to the increase with the bulk of the increase largely related to growth in mortgage banking and service charge income along with the gain on the sale of assets. Specifically, mortgage banking income increased by $115,000 to a level of $416,000 for the quarter ended September 30, 1998 and was related to gains from sales of loans and servicing. This was a result of increased loan originations due to refinancing because of lower interest rates. Service charges on deposit accounts was $67,000 in excess of the like period in 1997 and was essentially attributable to a higher volume of NSF fees. Also contributing to the improvement in income was growth in ATM revenues of $44,000. In addition, during the quarter the Company had a $122,000 one-time gain relating to the sale of a parcel of real estate in Hannibal, Missouri, which was acquired in conjunction with the September, 1996, Country Bancshares acquisition that had previously been held for possible future expansion.

Noninterest income totaled $5,202,000 for the nine months ended September 30, 1998, as compared to $3,844,000 for the same period in 1997. Factoring out net securities gains totaling $58,000 for the 1998 nine month period as compared to $169,000 for the 1997 period, noninterest income increased by $1,469,000, or 39.97%. The reasons for the increase in noninterest income for the nine month period generally paralleled those described above for the third quarter.

NONINTEREST EXPENSE

Noninterest expense totaled $5,082,000 for the quarter ended September 30, 1998, increasing by $312,000 from the same time frame in 1997, which equates to a 6.54% increase. Increases in salaries and employee benefits accounted for a large percentage of the increase and for the most part were directly related to merit increases coupled with incentive payments relating to the mortgage banking area due to low interest rates. The increases in furniture and equipment expenses were largely related to the increased level of activity in the standardization of computer equipment in 1997 of the acquired entities. The increase in the other expense category was primarily associated with accounting fees, of which the bulk of the expense was related to the outsourcing of the internal audit function, which was implemented at the beginning of the second quarter of 1998.

Noninterest expense equaled $14,953,000 for the nine months ended September 30, 1998, increasing by $996,000 from the $13,957,000 expensed during the same period in 1997. The 7.14% increase was largely reflective of the same items discussed regarding the third quarter expenses.

The Company's efficiency ratio was 62.11% for the quarter ended September 30, 1998, as compared to the 63.70% recorded during the like period in 1997. For the nine month period ending September 30, 1998, the efficiency ratio was down to 62.40% as compared to the 65.04% for the same period in 1997. The improvement in the 1998 efficiency ratio reflected the Company's continued improvement in controlling overhead and realization of the cost benefits of the operating strategy of capturing the economies of scale available by centralizing back room operations along with the consolidation of several of the Company's subsidiaries.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INCOME TAX EXPENSE

Income tax expense totaled $658,000 for the quarter ended September 30, 1998, increasing from $634,000 for the same period in 1997, and reflected effective tax rates of 31.79% and 32.56% respectively. Income tax expense totaled $1,859,000 for the nine months ended September 30, 1998, increasing from the $1,551,000 for the 1997 nine month period and reflected effective tax rates of 31.86% and 29.64%, respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At September 30, 1998, nonperforming assets totaled $2,860,000 versus the $3,042,000 that existed as of December 31,1997. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                1998                     1997
                                                    ----------------------------  ------------------
                                                    Sep. 30,  Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,
                                                    --------  --------  --------  --------  --------
Nonaccrual and impaired loans not
  accruing                                           $1,783    $1,303    $1,081    $1,714    $2,206
Impaired and other loans 90 days past
  due and still accruing interest                       655     1,521     1,362     1,013     1,084
                                                     ------    ------    ------    ------    ------
     Total nonperforming loans                        2,438     2,824     2,443     2,727     3,290
Other real estate owned                                 322       468       204       215       455
Other nonperforming assets (1)                          100       100       100       100       100
                                                     ------    ------    ------    ------    ------

     Total nonperforming assets                      $2,860    $3,392    $2,747    $3,042    $3,845
                                                     ======    ======    ======    ======    ======

Nonperforming loans to total end of period loans       0.60%     0.71%     0.67%     0.74%     0.89%
Nonperforming assets to total end of period loans      0.70      0.85      0.75      0.82      1.04
Nonperforming assets to total end of period assets     0.44      0.52      0.44      0.49      0.60

------------------------
(1) Represents a single municipal security in default status.

PROVISION FOR LOAN LOSSES

Activity in the allowance for loan losses during the quarter and nine months ended September 30, 1998 and 1997 is summarized in the table on page 7. The provision for loan losses charged to operating expense for the third quarter of 1998 equaled $319,000 as compared to $230,000 for the same quarter in 1997. For the nine month period ending September 30, 1998, the provision for loan losses charged to operating expense equaled $1,200,000 as compared to $703,000 for the like period in 1997. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, and management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, decreased to $505,000 during the first three quarters of 1998 as compared to $703,000 for the like period in 1997.

At September 30, 1998, the allowance for loan losses totaled $3,883,000 and increased to 0.96% of total loans outstanding as compared to $3,068,000 or 0.83% at September 30, 1997. Such allowance level is considered adequate in relation to the estimated risk of losses within the loan portfolio.

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

                                                       December 31,          Minimum      Well
                                     Sept 30,    -----------------------     Capital   Capitalized
                                      1998          1997         1996        Ratios      Ratios
                                    ---------    ----------    ---------     -------     ------
Tier 1 risk-based capital           $  44,894    $   41,180    $  36,242
Tier 2 risk-based capital               5,240         4,545        4,425
Total capital                          50,134        45,725       40,667
Risk-weighted assets                  433,019       385,685      374,028
Capital ratios
     Tier 1 risk-based capital          10.37%        10.68%        9.69%     4.00%       6.00%
     Total risk-based capital           11.58         11.86        10.87      8.00       10.00
     Leverage ratio                      7.04          6.64         7.76      4.00        5.00

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's tier 1 leverage ratio as of September 30, 1998, was 7.04%, a modest increase from 6.64% at December 31, 1997. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's September 30, 1998, total risk weighted capital ratio decreased slightly to 11.58% from 11.86% at December 31, 1997. The Tier 1 Capital ratio also decreased from 10.68% at December 31, 1997, to 10.37% at September 30, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $5,928,000 from December 31, 1997 to September 30, 1998. This usage was primarily related to the growth in the loan portfolio along with the increase in the origination of loans held for sale which is related to the Company's mortgage banking operation. This was partially offset by increased utilization of advances from the FHLB. For more detailed cash flow information, see the Company's Consolidated Statement of Cash Flow located on page 4.

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

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at September 30, 1998. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                 September 30, 1998
                                                      ------------------------------------------------------------------------
                                                      3 months    3 months to   6 months     1 year to     Over
                                                       or less     6 months     to 1 year     5 years     5 years      Total
                                                      ---------   -----------   ---------    ---------   ---------   ---------
INTEREST-EARNING ASSETS
    Interest bearing balances                         $     875    $      --    $      --    $      --   $      --   $     875
    Federal funds sold                                    9,140           --           --           --          --       9,140
    Securities                                           81,746       10,920       14,184       49,362      29,922     186,134
    Loans                                                99,917       46,590       56,883      161,217      41,375     405,982
                                                      ---------    ---------    ---------    ---------   ---------   ---------

       Total interest-earning assets                  $ 191,678    $  57,510    $  71,067    $ 210,579   $  71,297   $ 602,131
                                                      =========    =========    =========    =========   =========   =========

INTEREST-BEARING LIABILITIES
    NOW accounts                                      $  54,716    $      --    $      --    $      --   $      --   $  54,716
    Money market accounts                                29,850           --           --           --          --      29,850
    Savings                                              63,134           --           --           --          --      63,134
    Time deposits                                        86,266       74,297       72,106       96,937         328     329,934
                                                      ---------    ---------    ---------    ---------   ---------   ---------

       Total interest-bearing deposits                  233,966       74,297       72,106       96,937         328     477,634

    Federal funds and repurchase agreements              14,039        1,412        2,677        1,037          --      19,165
    Advances from FHLB                                      500           --        4,500       12,195       4,300      21,495
    Notes payable                                        10,225           --           --           82          --      10,307
                                                      ---------    ---------    ---------    ---------   ---------   ---------

       Total interest-bearing liabilities             $ 258,730    $  75,709    $  79,283    $ 110,251   $   4,628   $ 528,601
                                                      =========    =========    =========    =========   =========   =========


Period interest sensitivity gap                       $ (67,052)   $ (18,199)   $  (8,216)   $ 100,328   $  66,669   $  73,530
Cumulative interest sensitivity gap                     (67,052)     (85,251)     (93,467)       6,861      73,530
Cumulative gap as a percent of total assets              (10.36)%     (13.17)%     (14.44)%       1.06%      11.36%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                             74.08%       74.51%       77.41%      101.31%     113.91%


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

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As of September 30, 1998, the Company's subsidiary banks held approximately $16,529,000 (at amortized cost) in mortgage-backed securities. Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In addition to the aforementioned interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The assumption in this table are that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 1998.

                                            Net Interest Income
                             ------------------------------------------------
                               Amount             Change               Change
                             ----------          --------              ------
                                            (Dollars in Thousands)

             +200 bp         $   24,542          $   (164)             (0.66)%
             +100 bp             24,638               (68)             (0.28)

               Base              24,706                --                 --

             -100 bp             24,566              (140)             (0.57)
             -200 bp             23,662            (1,044)             (4.23)

Based upon the Company's model at September 30, 1998, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 0.66% or approximately $164,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net income by 4.23% or approximately $1,044,000.

RECENT REGULATORY DEVELOPMENTS/YEAR 2000

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidelines which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA,

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

As more fully discussed in the 1997 Annual Report to Stockholders, the Company has spent considerable time and resources regarding the impact of the Year 2000 issue with respect to its computer systems and applications as well as to its general operations, customers and suppliers. The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the board if directors. The plan follows guidelines set forth by the Federal Financial Institutions Examinations Council (FFEIC). The Company has already taken steps regarding this issue. UnionData (a subsidiary company), has completed a survey of all core processing systems and support systems. This survey included contact with each hardware and software vendor. As of December 31, 1997, all core processing systems were documented as being Year 2000 compliant. Three vendors of non core processing subsystems have notified the Company that their systems will be upgraded to Year 2000 compliance by year end 1998. While there will be some expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. It is not impossible at this time to quantity the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such cost could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its commercial loan customers regarding their level of preparedness for the Year 2000.

The Company has developed  contingency  plans for various Year 2000 problems and
continues   to  revise   those  plans  based  on  testing   results  and  vendor
notifications.

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

         None.

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




                                       UNIONBANCORP, INC.



Date:    November 12, 1998          /s/ R. SCOTT GRIGSBY
         -------------------        ---------------------------------------
                                        R. Scott Grigsby
                                        Chairman of the Board, President and
                                        Chief Executive Officer



Date:    November 12, 1998          /s/ CHARLES J. GRAKO
         -------------------        ---------------------------------------
                                        Charles J. Grako
                                        Executive Vice President and
                                        Chief Financial Officer