Form 10-K405
period 1998-12-31
UNIONBANCORP INC
filed 1999-03-26
CIK 1019650

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

                            PREFERRED PURCHASE RIGHTS
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 8, 1999, the Registrant had issued and outstanding 4,262,359 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1999, was $32,272,085.*


* Based on the last reported price $14.50 of an actual transaction in the Registrant's Common Stock on March 8, 1999, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.



DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") are incorporated by reference into Part II of this Form 10-K.

Certain portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                             Form 10-K Annual Report

                                Table of Contents


                                     Part I

Item 1.            Description of Business.............................................................  1
                   A.    The Company
                   B.    Regulation and Supervision

Item 2.            Properties..........................................................................  9
Item 3.            Legal Proceedings................................................................... 10
Item 4.            Submission of Matters to a Vote of Security Holders................................. 10

                                     Part II

Item 5.            Market for Registrant's Common Equity and
                       Related Stockholder Matters..................................................... 10
Item 6.            Selected Consolidated Financial Data................................................ 12
Item 7.            Management's Discussion and Analysis of
                       Financial Condition and Results of Operation.................................... 12
Item 7A.           Quantitative and Qualitative Disclosure about Market Risk........................... 12
Item 8.            Financial Statements and Supplementary Data......................................... 12
Item 9             Changes in and Disagreements on Accounting and Financial Disclosure ................ 13

                                    Part III

Item 10.           Directors and Executive Officers of the Registrant.................................. 13
Item 11.           Executive Compensation.............................................................. 13
Item 12.           Security Ownership of Certain Beneficial Owners and Management...................... 13
Item 13.           Certain Relationships and Related Transactions...................................... 13

                                     Part IV

Item 14.           Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K..................................................................... 14


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

GENERAL

     The Company, a Delaware corporation, is a regional financial services company based in Ottawa, Illinois, which has four bank subsidiaries (the "Banks"). The Banks serve communities throughout Central and Northern Illinois through twenty-six locations, including its newest branch opened in Quincy, Illinois during the first quarter of 1999. The Company also has three non-bank subsidiaries, UnionData Corp., Inc. ("UnionData"), which provides data processing services; UnionTrust Corporation ("UnionTrust", formerly known as Union Corporation), a trust company which also serves as an owner and lessor of banking offices to certain of the Banks; and Union Financial Services, Inc., an insurance/brokerage agency with its headquarters located in Peru, Illinois. The Banks and the three non-bank subsidiaries are collectively referred to as the "Subsidiaries." At December 31, 1998, the Company had consolidated assets of approximately $627.2 million, deposits of approximately $517.6 million and stockholders' equity of approximately $57.1 million.

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

     In 1997, the Company acquired the remaining minority stock ownership interests in and consolidated the operations of certain of the Banks. Also in 1997, Sandwich was merged with and into UnionBank; Tampico National Bank and The First National Bank of Manlius were merged with and into Tiskilwa State Bank under the name "UnionBank/Central"; and the Farmers State Bank of Ferris was merged with and into Omni Bank under the name "UnionBank/West." The Company's other banking subsidiary is UnionBank/Northwest, an Illinois state bank with its main office located in Hanover, Illinois ("UnionBank/Northwest").

     During 1998, the Company, through its wholly-owned subsidiary UnionFinancial Services, Inc., acquired the Mercier Insurance Agency, an insurance/brokerage firm. Also, during the first quarter of 1998, UnionData Corp, Inc., a wholly-owned electronic data processing subsidiary of the Company, acquired Sainet, an Internet Service Provider. Both of these endeavors are a part of the transformation of the Company's internal structure that is intended to create a much more efficient organization capable of generating sustained revenue and earnings growth. In addition, during 1998 the Company sold its 81.7% ownership of the outstanding stock of the Bank of Ladd, an Illinois state bank with its main office located in Ladd, Illinois ("Ladd"). The Company also sold Credit Recovery, Inc., a small collection agency subsidiary acquired in 1996.

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

     The Company serves the banking needs of LaSalle and contiguous counties located in north central Illinois (LaSalle and portions of Livingston, Grundy, Bureau, Kane, Kendall and DeKalb Counties) through the Banks. The Company has recently expanded its lending and deposit gathering activities from north central Illinois into certain of the counties surrounding the Chicago metropolitan area, including Kane and Kendall Counties, as well as into additional areas of Northern and Western Illinois.

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

     The Company also provides a variety of additional services and financial products, including trust and asset management services through UnionTrust, a full line of insurance and investment opportunities through UnionFinancial Services, MasterCard and Visa credit cards, and a debit card program inaugurated in 1994. An automated payment option called Direct Payment, which is an efficient, electronic payment alternative to paper checks, is offered through UnionData. The Company also conducts all of its own data processing for the Banks through UnionData.

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

EMPLOYEES

     At December 31, 1998, the Company employed 338 full-time equivalent employees. The Company places high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION


GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

     The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

     GENERAL. The Company (as the sole shareholder of UnionBank), Prairie (as the sole shareholder of UnionBank/Central and UnionBank/Northwest) and Country (as the sole shareholder of UnionBank/West) are bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their bank subsidiaries and to commit resources to support their bank subsidiaries in circumstances where the Company, Prairie or Country might not otherwise do so. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve. The Company, Prairie and Country are also required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require.

     The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also generally prohibits the Company, Prairie and Country from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company, Prairie and Country and their non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of December 31, 1998, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:



                                              Risk-Based                           Leverage
                                            Capital Ratio                       Capital Ratio
                                            --------------                      --------------


                  Company                        12.23%                           7.66%

                  Prairie                        14.96%                           8.76%

                  Country                        15.22%                           9.35%



     DIVIDENDS. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Further, the Illinois Business Corporation Act, as amended, prohibits an Illinois corporation, such as Prairie or Country, from paying a dividend if, after giving effect to the dividend: (i) the corporation would be insolvent; or (ii) the net assets of the corporation would be less than zero; or (iii) the net assets of the corporation would be less than the maximum amount then payable to shareholders of the corporation who would have preferential distribution rights if the corporation were liquidated.

     Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. All of the Bank Subsidiaries are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). All of the Bank Subsidiaries are also members of the Federal Reserve System ("member banks"). As Illinois-chartered, FDIC-insured member banks, the Bank Subsidiaries are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Bank Subsidiaries.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits.

     SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1998, the Bank Subsidiaries paid supervisory assessments to the Commissioner totaling $83,665.

     CAPITAL REQUIREMENTS. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank Subsidiaries: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1998, none of the Bank Subsidiaries was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:


                                              Risk-Based                  Leverage
                                            Capital Ratio              Capital Ratio
                                            --------------             --------------


                  UnionBank                     11.03%                     7.32%

                  UnionBank/West                15.30%                     9.41%

                  UnionBank/Central             14.38%                     8.61%

                  UnionBank/Northwest           17.79%                     9.40%



     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, each of the Bank Subsidiaries was well capitalized, as defined by Federal Reserve regulations.

     Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Bank Subsidiaries are all directly or indirectly wholly-owned by the Company, the Bank Subsidiaries are deemed to be commonly controlled.

     DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

     The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank Subsidiaries. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $1.8 million was available to be paid as dividends to the Company by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Bank Subsidiaries maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

     In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

     BRANCHING AUTHORITY. Illinois banks, such as the Bank Subsidiaries, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

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

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

INSURANCE SUBSIDIARY

     UnionBank is the sole shareholder of UnionFinancial Services, Inc. ("UFS"), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). UFS is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the Federal Reserve with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered member banks.

THE TRUST COMPANY

     The Company is the sole shareholder of UnionTrust Corporation (the "Trust Company"), an Illinois corporation which conducts a full service trust business in the State of Illinois pursuant to a certificate of authority issued to it be the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires the Trust Company, among other things, to maintain a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices or acquiring another trust company. The Trust Company is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations. The Trust Company is also subject to supervision and regulation by the Federal Reserve under the BHCA.


ITEM 2.  PROPERTIES

     At December 31, 1998, the Company operated 25 banking offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by either one of the Banks or by UnionTrust Corporation and are not subject to any mortgage or material encumbrance. The Company believes that its current facilities are adequate for its existing business. During the first quarter of 1999, the Company opened a branch located in Quincy, Illinois.


             AFFILIATE                     MARKETS SERVED             PROPERTY/TYPE LOCATION
             ---------                     --------------             -----------------------

             The Company                                              Administrative Office:  Ottawa, IL

             UnionBank                     LaSalle, Grundy,           Main Office: Streator, IL
                                           Livingston, Kane,          Eleven banking offices located
                                           Kendall and DeKalb         in markets served.
                                           Counties

             UnionBank/Central             Bureau and LaSalle         Main Office: Princeton, IL
                                           Counties                   Five banking offices located in
                                                                      markets served.

             UnionBank/West                McDonough, Adams,          Main Office: Macomb, IL
                                           Hancock and Pike Counties  Eight banking offices located in markets served.

             UnionBank/Northwest           Jo Davies County           Main Office: Hanover, IL
                                                                      Two banking offices located in
                                                                      markets served.



             AFFILIATE                     MARKETS SERVED             PROPERTY/TYPE LOCATION
             ---------                     --------------             -----------------------

             UnionData Corp, Inc.          LaSalle, Kendall,          Main Office: Streator, IL
                                           DeKalb, McDonough, Adams   Additional office located in
                                           and Pike Counties          Macomb, IL

             UnionFinancial Services, Inc. LaSalle and Adams          Main Office:  Peru, IL
                                           Counties                   Additional offices located in
                                                                      Mendota, Spring Valley, and
                                                                      Quincy, IL

             UnionTrust Corporation        LaSalle County             Main Office: Ottawa, IL
                                                                      Additional offices located in
                                                                      Streator, Princeton and Macomb


     In addition to the banking locations listed above, the Banks own 24 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

     At December 31, 1998, the properties and equipment of the Company had an aggregate net book value of approximately $13.9 million.


ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders in the fourth quarter of 1998.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was held by approximately 630 stockholders of record as of March 8, 1999, and is traded on the Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.



                                                      STOCK SALES(1)
                                                    -------------------                CASH
                                                        HIGH             LOW         DIVIDENDS(1)
                                                     ---------        ---------    -----------------
1996
  First Quarter...............................        $11.33            $10.00        $0.033
  Second Quarter..............................          2.00             10.67         0.033
  Third Quarter...............................          2.00             11.00         0.035
  Fourth Quarter..............................          4.50             11.50         0.035

1997
  First Quarter...............................         14.50             12.50         0.035
  Second Quarter..............................         14.13             12.00         0.035
  Third Quarter...............................         17.38             13.38         0.035
  Fourth Quarter..............................         21.88             17.06         0.035

1998
  First Quarter................................        21.13             18.13         0.035
  Second Quarter...............................        21.00             18.50         0.035
  Third Quarter................................        18.88             13.75         0.035
  Fourth Quarter...............................        17.00             11.75         0.040



----------
(1) Restated to reflect the three-for-one stock split which took effect on May 20, 1996.



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

     Except in connection with stock dividends and stock splits, and as described herein, the Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended. As partial consideration for the acquisition of Credit Recovery, consummated on August 1, 1996, the Company issued 9,090 shares of Common Stock to the sole stockholder of Credit Recovery. As partial consideration for the acquisition of Prairie, which was consummated on August 6, 1996, the Company issued 710,576 shares of Common Stock and 2,762.24 shares of Series A Preferred Stock to the holders of shares of Prairie Common Stock, and issued 857 shares of Series B Preferred Stock to the holders of Prairie's Series A Preferred Stock electing to receive securities in lieu of cash. The Company also issued an aggregate of 19,829 shares of its Common Stock during 1997 in connection with the acquisition of minority interests of certain of the Bank Subsidiaries. Also, as partial consideration for the acquisition of the Mercier Insurance Agency, which was consummated on October 30, 1998, the Company issued 123,529 shares of Common Stock. The Company believes all of the securities issued in connection with the acquisitions of Prairie, Credit Recovery, Mercier, and minority interests in the Bank Subsidiaries were issued in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Selected consolidated financial data for the five years ended December 31, 1998, consisting of data captioned "Selected Consolidated Financial and Other Data for the Company and Subsidiaries" on page F-1 of the Company's 1998 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information beginning on page 2 of the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" is incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to pages 9 through 12 of the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated by reference pursuant to Item 7 above.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1998 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the year ended December 31, 1998, together with the related notes and the report of Crowe Chizek & Company LLP, independent auditors, on pages 30 to 65 of the Company's 1998 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

     The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1996 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the year ended December 31, 1996, together with the related notes and the report of McGladrey & Pullen, LLP, independent auditors, on pages 32 to 65 of the Company's 1998 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Form 8-K filed by the Company with the SEC on March 25, 1997.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning on page 2 of the Company's 1999 Proxy Statement under the caption "Election of Directors" and on pages 4 through 7 of the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 1999 Proxy Statement is noted below.

EXECUTIVE OFFICERS

     The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 1999 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 1998, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

     WAYNE L. BISMARK, 54, is the Executive Vice President and Chief Credit Officer of the Company. Mr. Bismark joined the Company in 1994. Prior to joining the Company, Mr. Bismark had been employed since 1983 in the Financial Institutions Division of the LaSalle National Bank in Chicago, Illinois. He is responsible for the overall performance of the Company's lending activities. Mr. Bismark has worked in the banking industry for almost 25 years, with extensive experience in lending and product sales at both the wholesale and retail levels. Mr. Bismark serves as a director of a local social service agency and is active in many civic organizations. He is also active in regional economic development associations and professional banking organizations.

     CHARLES J. GRAKO, 45, has been the Executive Vice President and Chief Financial Officer of the Company since 1990. He also serves as Secretary of the Company and Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.


ITEM 11.       EXECUTIVE COMPENSATION

     The information on pages 8 and 9 of the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 4 through 7 of the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners" is incorporated by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on page 13 of the 1999 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements

         N/A

(a)(2)   Financial Statement Schedules

         N/A

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)      Financial Data Schedule

         Exhibit 27.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

UnionBancorp, Inc.


By: /s/ R. SCOTT GRIGSBY                  By: /s/ CHARLES J. GRAKOR.
   -------------------------------        -------------------------------
Scott Grigsby                             Charles J. Grako
       Chairman and                       Executive Vice President and
       Principal Executive Officer        Principal Financial and
                                                  Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.




       SIGNATURE                                                       TITLE
       ---------                                                       ------

/s/ R. SCOTT GRIGSBY
------------------------------
R. Scott Grigsby                                              Chairman of the Board, President and
                                                              Chief Executive Officer

/s/ RICHARD J. BERRY
------------------------------
Richard J. Berry                                              Director


/s/ WALTER E. BREIPOHL
------------------------------
Walter E. Breipohl                                            Director


/s/ L. PAUL BROADUS
------------------------------
L. Paul Broadus                                               Director


/s/ JOHN MICHAEL DAW
------------------------------
John Michael Daw                                              Director


/s/ ROBERT J. DOTY
------------------------------
Robert J. Doty                                                Director


/s/ JIMMIE D. LANSFORD
------------------------------
Jimmie D. Lansford                                            Director



/s/ LAWRENCE J. MCGROGAN
------------------------------
Lawrence J. McGrogan                                          Director


/s/ I. J. REINHARDT, JR.
------------------------------
I. J. Reinhardt, Jr.                                          Director


/s/ H. DEAN REYNOLDS
------------------------------
H. Dean Reynolds                                              Director


/s/ SCOTT C. SULLIVAN
------------------------------
Scott C. Sullivan                                             Director


/s/ JOHN A. SHINKLE
------------------------------
John A. Shinkle                                               Director


/s/ JOHN A. TRAINOR
------------------------------
John A. Trainor                                               Director


/s/ CHARLES J. GRAKO
------------------------------
Charles J. Grako                                              Executive  Vice  President  and Chief  Financial  and
                                                              Accounting Officer


                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K



                                                                INCORPORATED
  EXHIBIT                                                        HEREIN BY              FILED        SEQUENTIAL
    NO.                    DESCRIPTION                          REFERENCE TO           HEREWITH       PAGE NO.
    --                     -----------                          ------------           ---------      --------
    3.1          Restated Certificate of              Incorporated by reference from
                 Incorporation of                     Exhibit 3.1 to the
                 UnionBancorp, Inc., as amended       Registration Statement on Form
                                                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

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

    4.1          Certificate of Designation,          Incorporated by reference from
                 Preferences and Rights of            Exhibit 4.3 to the
                 Series A Convertible                 Registration Statement on Form
                 Preferred Stock of                   S-1 filed by the Company on
                 UnionBancorp, Inc.                   August 19, 1996 (SEC File No.
                                                      33-9891), as amended

    4.2          Certificate of Designation,          Incorporated by reference from
                 Preferences and Rights of            Exhibit 4.4 to the
                 Series B Preferred Stock of          Registration Statement on Form
                 UnionBancorp, Inc.                   S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

    4.3          Certificate of Designation,          Incorporated by reference from
                 Preferences and Rights of            Exhibit 4.5 to the
                 Series C Junior Participating        Registration Statement on Form
                 Preferred Stock                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended




                                                                INCORPORATED
  EXHIBIT                                                        HEREIN BY              FILED        SEQUENTIAL
    NO.                    DESCRIPTION                          REFERENCE TO           HEREWITH       PAGE NO.
    --                     -----------                          ------------           ---------      --------

    4.4          Specimen Common Stock                Incorporated by reference from
                 Certificate of UnionBancorp,         Exhibit 4.6 to the
                 Inc.                                 Registration Statement on Form
                                                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

    4.5          Rights Agreement between             Incorporated by reference from
                 UnionBancorp, Inc. and Harris        Exhibit 4.7 to the
                 Trust and Savings Bank, dated        Registration Statement on Form
                 August 5, 1996                       S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.1          Employment Agreement dated           Incorporated by reference from
                 January 1, 1992, between             Exhibit 10.1 to the
                 UnionBank, UnionBancorp, Inc.        Registration Statement on Form
                 and R. Scott Grigsby, as             S-1 filed by the Company on
                 amended on October 1, 1993,          August 19, 1996 (SEC File No.
                 April 4, 1996 and August 5,          33-9891), as amended
                 1996

   10.2          Employment Agreement dated           Incorporated by reference from
                 March 1, 1994, among                 Exhibit 10.2 to the
                 UnionBank, UnionBancorp, Inc.        Registration Statement on Form
                 and Wayne L. Bismark, as             S-1 filed by the Company on
                 amended on April 4, 1996             August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.3          Employment Agreement dated           Incorporated by reference from
                 January 1, 1992, between             Exhibit 10.3 to the
                 UnionBancorp, Inc. and               Registration Statement on Form
                 Charles J. Grako, as amended         S-1 filed by the Company on
                 on October 1, 1993, April 4,         August 19, 1996 (SEC File No.
                 1996 and August 5, 1996              33-9891), as amended

   10.4          Employment Agreement dated           Incorporated by reference from
                 January 1, 1992, by and among        Exhibit 10.4 to the
                 UnionBank, UnionBancorp, Inc.        Registration Statement on Form




                                                                INCORPORATED
  EXHIBIT                                                        HEREIN BY              FILED        SEQUENTIAL
    NO.                    DESCRIPTION                          REFERENCE TO           HEREWITH       PAGE NO.
    --                     -----------                          ------------           ---------      --------

                 and Everett J. Solon, as             S-1 filed by the Company on
                 amended on October 1, 1993,          August 19, 1996 (SEC File No.
                 April 11, 1996 and August 5,         33-9891), as amended
                 1996

   10.5          Employment Agreement dated           Incorporated by reference from
                 June 3, 1996, between                Exhibit 10.5 to the
                 UnionBancorp, Inc. and John          Registration Statement on Form
                 M. Daw                               S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.6          Employment Agreement dated           Incorporated by reference from
                 March 4, 1996, between               Exhibit 10.6 to the
                 UnionBank, UnionBancorp, Inc.        Registration Statement on Form
                 and Jimmie D. Lansford, as           S-1 filed by the Company on
                 amended on April 4, 1996             August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.7          Standstill Agreements dated          Incorporated by reference from
                 August 6, 1996, between              Exhibit 10.9 to the
                 UnionBancorp, Inc. and each          Registration Statement on Form
                 of Wayne W. Whalen and Dennis        S-1 filed by the Company on
                 J. McDonnell                         August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.8          Registration Agreement dated         Incorporated by reference from
                 August 6, 1996, between              Exhibit 10.10 to the
                 UnionBancorp, Inc. and each          Registration Statement on Form
                 of Wayne W. Whalen and Dennis        S-1 filed by the Company on
                 J. McDonnell                         August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.9          Loan Agreement between               Incorporated by reference from
                 UnionBancorp, Inc. and               Exhibit 10.11 to the
                 LaSalle National Bank dated          Registration Statement on Form
                 August 2, 1996                       S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended




                                                                INCORPORATED
  EXHIBIT                                                        HEREIN BY              FILED        SEQUENTIAL
    NO.                    DESCRIPTION                          REFERENCE TO           HEREWITH       PAGE NO.
    --                     -----------                          ------------           ---------      --------

   10.10         UnionBancorp, Inc. Employee          Incorporated by reference from
                 Stock Ownership Plan                 Exhibit 10.12 to the
                                                      Registration Statement on Form
                                                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

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

   13.1          1998 Annual Report to                                                     *
                 Stockholders (as incorporated
                 by reference into this Form
                 10-K)

   21.1          Subsidiaries of UnionBancorp,                                             *
                 Inc.

   23.1          Consent of Crowe, Chizek and                                              *
                 Company LLP

   23.2          Consent of McGladrey &                                                    *
                 Pullen, LLP

   27.1          Financial Data Schedule                                                   *

   99.1          1999 Proxy Statement (as             Incorporated by reference from
                 incorporated by reference            the Schedule 14A filed by the
                 into this Form 10-K)                 Company on March 17, 1999 (SEC
                                                      File No. 0-28846)
