Form 10-Q
period 1999-03-31
UNIONBANCORP INC
filed 1999-05-17
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999
                                                 --------------

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

                                    YES    [X]                NO     [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                             SHARES OUTSTANDING AT  MAY 14, 1999
-----------------------------                -----------------------------------
Common Stock, Par Value $1.00                              4,042,359

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o        Consolidated  Balance Sheets                                     1

o        Consolidated Statements of Income                                2

o        Consolidated Statements of Comprehensive Income                  3

o        Consolidated Statements of Cash Flows                            4

o        Notes to Unaudited Consolidated Financial Statements             5 - 7

Item 2. Management's Discussion and Analysis of Financial Condition and 8 - 18 Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 2.  Changes in Securities                                            19

Item 3.  Defaults Upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                20

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------
                                                                                  March 31,   December 31,
                                                                                    1999         1998
                                                                                  ---------    ---------
ASSETS
Cash and cash equivalents                                                         $  17,267    $  24,613
Federal funds sold                                                                      125          450
Securities available-for-sale                                                       131,245      133,772
Securities held-to-maturity                                                          42,994       41,847
Loans                                                                               416,662      398,388
Allowance for loan losses                                                            (4,043)      (3,858)
                                                                                  ---------    ---------
     Net loans                                                                      412,619      394,530
Premises and equipment, net                                                          13,827       13,853
Intangible assets, net                                                                8,879        9,099
Other assets                                                                          8,505        9,030
                                                                                  ---------    ---------

              TOTAL ASSETS                                                        $ 635,461    $ 627,194
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                      $  55,756    $  67,227
         Interest bearing                                                           464,193      450,411
                                                                                  ---------    ---------
              Total deposits                                                        519,949      517,638
     Federal funds purchased and securities sold
       under agreements to repurchase                                                18,287       14,855
     Advances from the Federal Home Loan Bank                                        25,208       23,208
     Notes payable                                                                   10,000        7,000
     Other liabilities                                                                6,153        6,545
                                                                                  ---------    ---------
              TOTAL LIABILITIES                                                     579,597      569,246
                                                                                  ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                            857          857
                                                                                  ---------    ---------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --           --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
     Series C preferred stock; 4,500 shares authorized; none issued                      --           --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,533,622 shares outstanding                                                   4,534        4,534
     Surplus                                                                         21,471       21,471
     Retained earnings                                                               32,475       31,262
     Accumulated other comprehensive income                                              45           31
     Unearned compensation under stock option plans                                    (168)        (185)
                                                                                  ---------    ---------
                                                                                     58,857       57,613
     Treasury stock, at cost; 491,263 shares
       at March 31, 1999 and 271,263 at December 31, 1998                            (3,850)        (522)
                                                                                  ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY                                             55,007       57,091
                                                                                  ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 635,461    $ 627,194
                                                                                  =========    =========

See Accompanying Notes to Unaudited Financial Statements

                                                        1.

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------

                                                       Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1999       1998
                                                      --------   --------
Interest income
    Loans and fees on loans                           $  8,888   $  8,546
    Securities
       Taxable                                           2,152      2,592
       Exempt from federal income taxes                    486        481
    Federal funds sold and other                            19         78
                                                      --------   --------
          TOTAL INTEREST INCOME                         11,545     11,697
                                                      --------   --------

Interest expense
    Deposits                                             5,007      5,453
    Federal funds purchased and securities sold
      under agreements to repurchase                       252        214
    Advances from the Federal Home Loan Bank               332        237
Notes payable                                              133        187
                                                      --------   --------
          TOTAL INTEREST EXPENSE                         5,724      6,091
                                                      --------   --------
NET INTEREST INCOME                                      5,821      5,606
Provision for loan losses                                  298        562
                                                      --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      5,523      5,044
                                                      --------   --------

Noninterest income
    Service charges                                        482        523
    Merchant fee income                                    246        182
    Trust income                                           179        150
    Mortgage banking income                                316        392
    Insurance commissions and fees                         588         --
    Securities gains, net                                  22        (14)
    Other income                                           367        401
                                                      --------   --------
                                                         2,300      1,634
                                                      --------   --------

Noninterest expenses
    Salaries and employee benefits                       3,123      2,551
    Occupancy expense, net                                 384        367
    Furniture and equipment expense                        440        416
    Supplies and printing                                   99        137
    Telephone                                              161        132
    Postage                                                 88        106
    Amortization of intangible assets                      220        229
    Other expenses                                       1,185        893
                                                      --------   --------
                                                         5,715      4,831
                                                      --------   --------
                                                         2,108      1,847
Minority interest                                           --         15
                                                      --------   --------
          INCOME BEFORE INCOME TAXES                     2,108      1,832
Income taxes                                               670        589
                                                      --------   --------
          NET INCOME                                     1,438      1,243
Preferred stock dividends                                   65         65
                                                      --------   --------

NET INCOME FOR COMMON STOCKHOLDERS                    $  1,373   $  1,178
                                                      ========   ========
BASIC EARNINGS PER COMMON SHARE                           0.33       0.28
                                                      ========   ========
DILUTED EARNINGS PER COMMON SHARE                         0.32       0.28
                                                      ========   ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   1999             1998
                                                               -------------   -------------
Net Income                                                     $       1,438   $       1,243
Change in unrealized gains on securities available-for-sale               14            (589)
                                                               -------------   -------------
COMPREHENSIVE INCOME                                           $       1,452   $         654
                                                               =============   =============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                             March 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------    --------
Cash flows from operating activities
    Net income                                                          $  1,438    $  1,243
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities
       Depreciation                                                          402         384
       Amortization of intangible assets                                     220         230
       Amortization of unearned compensation under stock option plans         17          10
       Amortization of bond premiums, net                                     68          90
       Provision for loan losses                                             298         562
       Securities (gains) losses, net                                       (122)         14
       (Gain) loss on sale of equipment                                       40         (11)
       Loss on sale of real estate acquired in settlement of loans             2          --
       Gain on sale of loans                                                (243)       (327)
       Proceeds from sales of loans held for sale                         17,025       7,239
       Origination of loans held for sale                                (17,017)    (17,009)
       Minority interest in net income of subsidiary                          --          15
       Change in assets and liabilities
          (Increase) decrease in other assets                                670        (878)
          Increase (decrease) in other liabilities                          (392)      1,539
                                                                        --------    --------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          2,406      (6,899)

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns                      841       1,036
          Purchases                                                       (2,009)     (6,894)
       Available-for-sale
          Proceeds from maturities and paydowns                           13,125      19,386
          Proceeds from sales                                              4,142       1,227
          Purchases                                                      (14,415)    (17,104)
    Net (increase) decrease in federal funds sold                            325      (1,937)
    Net (increase) decrease in loans                                     (18,345)      2,068
    Purchase of premises and equipment                                      (513)       (446)
    Proceeds from sale of real estate acquired in settlement of loans          6          10
    Proceeds from sale of equipment                                           97          11
                                                                        --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                          (16,940)     (2,643)

Cash flows from financing activities
    Net increase in deposits                                            $  2,311    $  1,318
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                   3,432         718
    Net increase in advances from the
      Federal Home Loan Bank                                               2,000       3,000
    Payments on notes payable                                                 --          (4)
    Proceeds from notes payable                                            3,000          95
    Purchase of treasury stock                                            (3,328)         --
    Dividends on common stock                                               (162)       (144)
    Dividends on preferred stock                                             (65)        (65)
                                                                        --------    --------
              NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                                 7,188       4,918

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,346)     (4,624)

Cash and cash equivalents
    Beginning of year                                                     24,613      22,826
                                                                        --------    --------

    End of period                                                       $ 17,267    $ 18,202
                                                                        ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (Statement) No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement No. 133 is not expected to have a material impact on the Company's financial statements. Management has not decided whether to adopt Statement No. 133 early.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading; available-for-sale; or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect the Company.

American Institute of Certified Public Accountants Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement No. 121. Statement of Position 98-1 will not have a material impact on the Company.

American Institute of Certified Public Accountants Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement of Position 98-5 will not have a material impact on the Company.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to nonemployees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.

NOTE 2. SECURITIES

Securities Held to Maturity - The amortized cost and fair value of securities held to maturity at March 31, 1999 and December 31, 1998 are as follows:

                                                March 31, 1999                             December 31, 1998
                                    ---------------------------------------     ----------------------------------------
                                                Gross      Gross                             Gross      Gross
                                    Amortized Unrealized Unrealized   Fair      Amortized Unrealized Unrealized   Fair
HELD-TO-MATURITY                      Cost      Gains     Losses     Value        Cost       Gains     Losses     Value
                                    --------  --------   --------  --------      -------   --------   -------   --------
States and political subdivisions   $ 42,994  $  1,139   $   (40)  $ 44,093      $41,847   $  1,245   $  (19)   $ 43,073
                                    ========  ========   ========  ========      =======   ========   =======   ========

Securities Available for Sale - The amortized cost and fair value of securities available for sale at March 31, 1999 and December 31, 1998 are as follows:

                                                March 31, 1999                             December 31, 1998
                                    ---------------------------------------     ----------------------------------------
                                                Gross      Gross                             Gross      Gross
                                    Amortized Unrealized Unrealized   Fair      Amortized Unrealized Unrealized   Fair
AVAILABLE-FOR-SALE                    Cost      Gains     Losses     Value        Cost       Gains     Losses     Value
                                    --------  --------   --------  --------      --------  --------   -------   --------
U.S. Treasury                       $  5,771  $     61   $    (13) $  5,819      $  6,753  $    138   $    --   $  6,891
U.S. government agencies and
    corporations                      49,430        99       (271)   49,258        49,203       222       (95)    49,330
U.S. government mortgage-backed
    securities                        32,350        53       (219)   32,184        31,111        52      (158)    31,005
Collateralized mortgage obligations   40,266       462        (96)   40,632        43,315       474      (581)    43,208
Corporate bonds                           --        --         --        --           100        --        --        100
Other                                  3,352        --         --     3,352         3,238        --        --      3,238
                                    --------  --------   --------  --------      --------  --------   -------   --------

                                    $131,169  $    675   $   (599) $131,245      $133,720  $    886   $  (834)  $133,772
                                    ========  ========   ========  ========      ========  ========   =======   ========

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                       March 31, 1999              December 31, 1998
                                  -------------------------   --------------------------
                                       $             %             $              %
                                  -----------   -----------   -----------   ------------
Commercial                        $    83,113         19.95%  $    74,481          18.69%
Agricultural                           34,779          8.35        41,821          10.50
Real estate:
    Commercial mortgages              113,603         27.26        99,872          25.07
    Construction                       13,451          3.23        13,935           3.50
    Agricultural                       40,145          9.63        35,790           8.98
    1-4 family mortgages               95,839         23.00        96,921          24.33
Installment                            33,318          8.00        32,714           8.21
Other                                   2,435          0.58         2,884           0.72
                                  -----------   -----------   -----------   ------------
                                      416,683        100.00%      398,418         100.00%
                                                ===========                 ============
Unearned Income                           (21)                        (30)
                                  -----------                 -----------
Total loans                           416,662                     398,388
Allowance for loan losses              (4,043)                     (3,858)
                                  -----------                 -----------

    Loans, net                    $   412,619                 $   394,530
                                  ===========                 ===========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 1999 and 1998 are summarized below:

                                                           March 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
Beginning balance                                  $     3,858   $     3,188

Charge-offs:
    Commercial                                              67            80
    Real estate mortgages                                   50            89
    Installment and other loans                             85           100
                                                   -----------   -----------
       Total charge-offs                                   202           269
                                                   -----------   -----------

Recoveries:
    Commercial                                              58            29
    Real estate mortgages                                    2             6
    Installment and other loans                             29            35
                                                   -----------   -----------
       Total recoveries                                     89            70
                                                   -----------   -----------

Net charge-offs                                            113           199
                                                   -----------   -----------
Provision for loan losses                                  298           562
                                                   -----------   -----------

Ending balance                                     $     4,043   $     3,551
                                                   ===========   ===========

Period end total loans, net of
  unearned interest                                $   416,662   $   378,611
                                                   ===========   ===========

Average loans                                      $   404,781   $   365,202
                                                   ===========   ===========

Ratio of net charge-offs to
  average loans                                           0.03%         0.05%
Ratio of provision for loan losses
  to average loans                                        0.07          0.15
Ratio of allowance for loan losses
  to ending total loans                                   0.97          0.94
Ratio of allowance for loan losses
  to total nonperforming loans                          106.23        145.12
Ratio of allowance at end of period
  to average loans                                        1.00          0.97

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

During the first quarter of 1999, UnionBank/ West opened its newest branch office in Quincy, Illinois in order to further reinvest into growth markets. In addition, the Company announced that it had purchased 220,000 of its own shares in a privately negotiated transaction.

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 1999 as compared to the same period in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year of 1999.

SUMMARY OF PERFORMANCE

Net income for the first quarter increased to $1,438,000, or $0.32 per share (diluted), compared to the $1,243,000, or $0.28 per share (diluted), earned in the same period of 1998. This represents a 15.7% increase in net income and a 14.3% increase in per share earnings.

Return on average assets was 0.93% for the first quarter of 1999, as compared to 0.82% for the same period in 1998. Return on average stockholders' equity was 10.26% for the first quarter of 1999, as compared to 9.71% for the same period in 1998.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $6,093,000 for the first quarter of 1999, representing an increase of $224,000 or 3.8% over the $5,869,000 earned during the same period in 1998. As shown in the Volume/Rate Analysis on page 9, the improvement in net interest income was attributable to lower interest expense of $367,000 which was partially offset by lower interest income of $143,000. The net interest margin for the first quarter of 1999 increased to 4.24% as compared to 4.17% for the same time frame in 1998. The improvement in the net interest margin was primarily attributable to a reduction in interest expense as interest bearing liabilities repriced at lower rates coupled with the continued growth in the loan portfolio.

As indicated in the Volume/Rate Analysis, the $143,000 decrease in interest income for the quarter resulted from a $590,000 decrease associated with rate that was offset by a $447,000 increase due to volume. This variance resulted from a strategic shift in the asset mix toward loans which have a higher yield than securities. Consequently, the decrease in the securities portfolio interest income resulted from securities volumes which were reduced to fund the loan portfolio growth. Specifically, a large percentage was related to volume on the loan portfolio, totaling an increase of $346,000, offset by a decrease in the investment portfolio of $445,000.

The $367,000 decrease in interest expense resulted from a $401,000 decrease associated with rate that was partially offset by a $34,000 increase in volume. A major contributor to the decrease in interest expense related to lower volumes and rates on time deposits that repriced at lower rates and lower volume and rates of notes payable. The increase in volume associated with advances from the FHLB is connected

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

to the Company's utilization of this favorable funding alternative. This particular funding mechanism is employed to attract certain maturities to match and fund term assets.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                For the Three Months Ended March 31,
                                         -------------------------------------------------
                                                   1999                     1998
                                         ------------------------ ------------------------
                                                  Interest                Interest                Change Due To:
                                          Average Income/ Average  Average Income/ Average   ------------------------
                                          Balance Expense  Rate    Balance Expense  Rate     Volume   Rate      Net
                                         -------- ------  ------- -------- ------- -------   ------  ------   -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits             $  1,309 $   17    5.27% $    126 $     2   6.44%   $   15 $    --   $    15
   Securities (1)
     Taxable                              135,440  2,135    6.39%  163,991   2,595   6.42%     (448)    (12)     (460)
     Non-taxable (2)                       39,934    736    7.47%   36,820     721   7.94%       32     (17)       15
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
       Total  securities (tax equivalent) 175,374  2,871    6.64%  200,811   3,316   6.70%     (416)    (29)     (445)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
     Federal funds sold                     1,639     19    4.70%    4,930      78   6.42%      (42)    (17)      (59)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
     Loans (3)(4)
       Commercial                         113,587  2,510    8.96%   97,403   2,316   9.64%      366    (172)      194
       Real estate                        255,190  5,242    8.33%  224,129   4,872   8.82%      651    (281)      370
       Installment and other               35,642    829    9.43%   43,321   1,013   9.48%     (179)     (5)     (184)
       Fees on loans                           --    329      --        --     363     --        52     (86)      (34)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
         Net loans (tax equivalent)       404,419  8,910    8.94%  364,853   8,564   9.52%      890    (544)      346
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
           Total interest-earning assets  582,741 11,817    8.22%  570,720  11,960   8.50%      447    (590)     (143)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               19,703                   17,936
   Premises and equipment, net             13,383                   14,575
   Other assets                            13,648                   15,606
                                         --------                 --------
     Total nonearning assets               47,189                   48,117
                                         --------                 --------

       Total assets                      $629,930                 $618,837
                                         ========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                          $ 54,373    308    2.30%  $53,974 $   325   2.44%   $    2 $   (19)      (17)
   Money market accounts                   31,687    263    3.37%   30,613     258   3.42%        9      (4)        5
   Savings deposits                        58,104    415    2.90%   59,756     412   2.80%      (12)     15         3
   Time deposits                          307,723  4,021    5.30%  315,787   4,458   5.73%     (111)   (326)     (437)
   Federal funds purchased and
     repurchase agreements                 20,581    252    4.97%   14,363     214   6.04%       81     (43)       38
   Advances from FHLB                      24,422    332    5.51%   16,892     237   5.69%      102      (9)       93
   Notes payable                            8,121    133    6.64%   10,310     187   7.36%      (37)    (15)      (52)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
     Total interest-bearing liabilities   505,011  5,724    4.60%  501,695   6,091   4.92%       34    (401)     (367)
                                         -------- ------  ------  -------- ------- ------    ------  ------   -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            60,660                   57,202
   Other liabilities                        7,411                    7,185
                                         --------                 --------
     Total noninterest-bearing liabilities 68,071                   64,387
                                         --------                 --------
   Stockholders' equity                    56,848                   52,755
                                         --------                 --------

   Total liabilities and
     stockholders' equity                $629,930                 $618,837
                                         ========                 ========
   Net interest income (tax equivalent)           $6,093                   $ 5,869           $  413  $ (189) $    224
                                                  ======                   =======           ======  ======  ========
   Net interest income (tax equivalent) to
     total earning assets                                   4.24%                    4.17%
   Interest-bearing liabilities
     to earning assets                      86.66%                   87.91%
                                         --------                 --------

----------------------------------------------
(1)  Average   balance   and   average   rate  on   securities   classified   as
     available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operating expense for the first quarter of 1999 equaled $298,000 as compared to $562,000 for the same quarter in 1998. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, and management's assessment of current and prospective economic conditions.

NONINTEREST INCOME

Noninterest income totaled $2,300,000 for the quarter ended March 31, 1999, as compared to $1,634,000 for the same time frame in 1998. Exclusive of net securities gains, which totaled $122,000 for the first quarter 1999 as compared to net securities loss of $14,000 for the like period in 1998, noninterest income increased by $ 530,000 or a 32.16% improvement. The bulk of the increase was largely related to insurance commissions and fees totaling $588,000 that were associated with the 1998 fourth quarter acquisition of an insurance agency. Also contributing to the improvement in noninterest income was growth in merchant fee income of $64,000, a $29,000 increase in income from trust services, and increases in UnionData's income associated with ISP internet fees of $50,000. This was partially offset by decreases in service charges of $41,000 and mortgage banking income of $76,000.

NONINTEREST EXPENSE

Noninterest expense totaled $5,715,000 for the quarter ended March 31, 1999, increasing by $884,000 (18.3%) from the same time frame in 1998. Increases in salaries and employee benefits accounted for a large percentage of the increase and for the most part were attributable to regular merit increases, basic incentive compensation, and incremental cost of salaries and commissions associated with the insurance agency that was acquired in the fourth quarter of 1998. The increase in the other expense category was primarily associated with normal operating expense from the acquired insurance agency and accounting fees, of which the increase in expense was related to the outsourcing of the internal audit function that was implemented at the beginning of the second quarter of 1998. Neither of these expenses existed during the first quarter of 1998.

INCOME TAX EXPENSE

Income tax expense totaled $670,000 for the quarter ended March 31, 1999, increasing from $589,000 for the same period in 1998 and reflected effective tax rates of 31.8% and 32.2% respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At March 31, 1999, nonperforming assets totaled $4,204,000 versus the $2,899,000 that existed as of December 31, 1998. The level of nonperforming loans was 0.91% of total loans at March 31, 1999, as compared to 0.65% at December 31, 1998. The increase in nonperforming loans was primarily related to the inclusion of two large credits placed on nonaccrual status during the first quarter of 1999. The following table summarizes nonperforming assets and loans past 90 days or more and still accruing for the previous five quarters.

                                                      1999                   1998
                                                     ------    ------------------------------------
                                                     Mar 31,   Dec 31,   Sep 30,   Jun 30,   Mar 31,
                                                     ------    ------    ------    ------    ------
Nonaccrual and impaired loans not
  accruing                                           $2,291    $1,487    $1,783    $1,303    $1,081
Impaired and other loans 90 days past
 due and still accruing interest                      1,515     1,111       655     1,521     1,362
                                                     ------    ------    ------    ------    ------
     Total nonperforming loans                        3,806     2,598     2,438     2,824     2,443
Other real estate owned                                 398       201       322       468       204
Other nonperforming assets (1)                           --       100       100       100       100
                                                     ------    ------    ------    ------    ------

     Total nonperforming assets                      $4,204    $2,899    $2,860    $3,392    $2,747
                                                     ======    ======    ======    ======    ======

Nonperforming loans to total end of period loans       0.91%     0.65%     0.60%     0.71%     0.67%
Nonperforming assets to total end of period loans      1.01      0.73      0.70      0.85      0.75
Nonperforming assets to total end of period assets     0.66      0.46      0.44      0.52      0.44

------------------------
(1)  Represents a single municipal security in default status.

ALLOWANCE FOR LOAN LOSSES

In  originating  loans,  the  Company  recognizes  that  credit  losses  will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for possible losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. Once these three components of the allowance are calculated, management calculates a historical component for each loan category based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. The unallocated portion of the allowance is determined based on current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

Transactions in the allowance for loan losses during the three months ended March 31, 1999 and 1998 are summarized in the table on page 7. At March 31, 1999, the allowance for loan losses totaled $4,043,000

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

and increased to 0.97% of total loans outstanding as compared to $3,551,000 or 0.94% at March 31, 1998. During the same time frame, net charge-offs decreased to $113,000 during the first quarter of 1999 as compared to $199,000 for the like period in 1998.

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

                                                                 December 31,               Minimum          Well
                                           March 31,      ---------------------------       Capital       Capitalized
                                             1999            1998            1997            Ratios         Ratios
                                          ----------      -----------    ------------       -------       -----------
Tier 1 risk-based capital                 $   48,491      $    47,297    $     41,180
Tier 2 risk-based capital                      5,400            5,215           4,545
Total capital                                 53,891           52,512          45,725
Risk-weighted assets                         437,852          429,325         385,685
Capital ratios
     Tier 1 risk-based capital                 11.07%          11.02%           10.68%        4.00%          6.00%
     Tier 2 risk-based capital                 12.31           12.23            11.86         8.00          10.00
     Leverage ratio                             7.75            7.66             6.64         4.00           5.00

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's tier 1 leverage ratio as of March 31, 1999, was 7.75%, a modest increase from 7.66% at December 31, 1998. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's March 31, 1999, total risk weighted capital ratio also increased slightly to 12.31% from 12.23% at December 31, 1998. The Tier 1 Capital ratio increased from 11.02% at December 31, 1998, to 11.07% at March 31, 1999. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $7,346,000 from December 31, 1998

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

to March 31, 1999. This usage was primarily related to the net increase in loans. This was partially offset by increased deposits, federal funds purchased, proceeds from notes payable, and further utilization of advances from the Federal Home Loan Bank. For more detailed cash flow information, see the Company's Consolidated Statement of Cash Flow located on page 4.

INTEREST RATE SENSITIVITY MANAGEMENT

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Other than loans held for sale, all of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Banks depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the Banks receive from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including general economic conditions and the policies of various governmental and regulatory authorities.

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

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at March 31, 1999. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              March 31, 1999
                                               ------------------------------------------------------------------------------
                                                3 months   3 months to     6 months     1 year to        Over
                                                or less      6 months      to 1 year     5 years        5 years       Total
                                               ---------     ---------     ---------     ---------     ---------    ---------
INTEREST-EARNING ASSETS
    Interest-bearing balances                  $   1,039     $      --     $      --     $      --     $      --    $   1,039
    Federal funds sold                               125            --            --            --            --          125
    Securities                                    50,006         8,066        24,427        43,278        48,462      174,239
    Loans                                        101,228        35,028        60,550       173,124        46,732      416,662
                                               ---------     ---------     ---------     ---------     ---------    ---------

       Total interest-earning assets           $ 152,398     $  43,094     $  84,977     $ 216,402     $  95,194    $ 592,065
                                               =========     =========     =========     =========     =========    =========

INTEREST-BEARING LIABILITIES
    NOW accounts                               $  53,301     $      --     $      --     $      --     $      --    $  53,301
    Money market accounts                         31,756            --            --            --            --       31,756
    Savings                                       59,280            --            --            --            --       59,280
    Time deposits                                 81,184        55,624       111,796        70,997           255      319,856
                                               ---------     ---------     ---------     ---------     ---------    ---------

       Total interest-bearing deposits           225,521        55,624       111,796        70,997           255      464,193

    Federal funds and repurchase agreements       14,199         2,697           504           887            --       18,287
    Advances from FHLB                             4,500         1,000         2,000        13,408         4,300       25,208
    Notes payable                                 10,000            --            --            --            --       10,000
                                               ---------     ---------     ---------     ---------     ---------    ---------

       Total interest-bearing liabilities      $ 254,220     $  59,321     $ 114,300     $  85,292     $   4,555    $ 517,688
                                               =========     =========     =========     =========     =========    =========


Period interest sensitivity gap                $(101,822)    $ (16,227)    $ (29,323)    $ 131,110     $  90,639    $  74,377
Cumulative interest sensitivity gap             (101,822)     (118,049)     (147,372)      (16,262)       74,377
Cumulative gap as a percent of total assets       (15.73)%      (18.24)%      (22.77)%      (2.51)%        11.49%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                      59.95%        62.35%        65.55%       96.83%        114.37%

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

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As of March 31, 1999, the Company held approximately $32,350,000 (at amortized cost) in mortgage-backed securities. Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

In addition to the interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

market interest rates. The assumption in the tables below is that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 1999.

                                               March 31, 1999
                            -------------------------------------------------
                                            Net Interest Income
                            -------------------------------------------------
                               Amount                Change            Change
                            -----------           -----------          ------
                                             (Dollars in Thousands)

         +200 bp            $    22,602           $      (708)          (3.04)%
         +100 bp                 22,993                  (317)          (1.36)
            Base                 23,310                    --              --
         -100 bp                 23,337                    27            0.12
         -200 bp                 22,609                  (701)          (3.01)

Based upon the Company's model at March 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.04% or approximately $708,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net income by 3.01% or approximately $701,000. The reason for this is even though the preceding table shows the Company as having a negative gap, certain core deposits may not reprice when rates decrease depending on market conditions. This causes the decline in net interest income.

                                            December 31, 1998
                            -------------------------------------------------
                                            Net Interest Income
                            -------------------------------------------------
                               Amount                Change            Change
                            -----------           -----------          ------
                                             (Dollars in Thousands)


         +200 bp            $    20,811           $      (652)         (3.04)%
         +100 bp                 21,155                  (308)         (1.43)
            Base                 21,463                    --             --
         -100 bp                 21,542                    80           0.37
         -200 bp                 20,882                  (580)         (2.70)

Based upon the Company's model at December 31, 1998, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.04% or approximately $652,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 2.70% or approximately $580,000. The reason for this is even though the preceding table shows the Company as having a negative gap, certain core deposits may not reprice when rates decrease depending on market conditions. This causes the decline in net interest income.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR 2000

The year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues related to the year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

The Company has spent considerable time and resources regarding the impact of the Year 2000 issue with respect to its computer systems and applications as well as to its general operations, customers, and suppliers. The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the Board of Directors. The plan follows guidelines set forth by the FFIEC.

The status of each of the five phases of the FFIEC Year 2000 plan are:

     1.   Awareness                 100% complete
     2.   Assessment                100% complete
     3.   Renovation                100% complete
     4.   Validation                95% complete
     5.   Implementation            80% complete

The 5% of validation which remains to be completed consists of the on-line communication between the Banks and outside correspondents. This ongoing evaluation is being conducted pursuant to the testing schedules provided by the correspondents.

The 20% of implementation which remains to be completed consists of testing a legacy system for ACH originations, which was replaced during the first quarter of 1999 by a new system that is documented and tested by the vendor as being Year 2000 compliant.

While the Company will incur some expenses during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. It is impossible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such cost could be substantial.

The Company is committed to achieving compliance, by focusing not only on its own data processing systems, but also in assisting its customers needs as well. Management has taken steps to educate and assist its customers with identification of Year 2000 compliance problems. In addition, management has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how its customers are managing the risks associated with the Year 2000 issue. The Company has assessed the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

commercial loan customers regarding their level of preparedness for the Year 2000. The corporate loan review officer maintains a current list of all customers that pose a potential liability to the Company due to the Year 2000 issue and regularly updates the Board of Directors.

Further, the Company has analyzed its liquidity position and how it could be affected by the Year 2000 issue. A plan has been developed that addresses liquidity issues that may arise. Overall, the Company feels that there are adequate sources available and that the costs associated with such sources will not have a material impact on the profits of the Company.

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, and deposits provide the revenues in the banking segment, and mortgage banking, insurance, trust and holding company services are categorized as other segments. Prior to 1998, the Company did not offer insurance services.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                              March 31, 1999
                                                ------------------------------------------
                                                 Banking           Other       Consolidated
                                                 Segment          Segments        Totals
                                                ----------        --------       ---------
     Net interest income (loss)                 $    5,959        $   (138)      $   5,821
     Other revenue                                   1,427             873           2,300
     Other expense                                   4,299           1,416           5,715
     Noncash items
         Depreciation                                  226             170             396
         Provision for loan loss                       298              --             298
         Goodwill and other intangibles                171              49             220
     Segment profit                                  2,786            (678)          2,108
     Segment assets                                631,355           4,106         635,461

                                                              March 31, 1998
                                                ------------------------------------------
                                                 Banking           Other       Consolidated
                                                 Segment          Segments        Totals
                                                ----------        --------       ---------
     Net interest income (loss)                 $    5,810        $   (204)      $   5,606
     Other revenue                                   1,539              95           1,634
     Other expense                                   4,281             550           4,831
     Noncash items
         Depreciation                                  257             126             383
         Provision for loan loss                       562              --             562
         Goodwill and other intangibles                216              13             229
     Segment profit                                  2,507            (675)          1,832
     Segment assets                                630,865           1,321         632,186


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

         None.

Item 3. DEFAULT UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 29, 1999, the annual meeting of stockholders was held. At the meeting, Richard J. Berry, Walter E. Breipohl, Lawrence J. McGrogan, and John A. Trainor were elected to serve as Class I directors with terms expiring in 2002. Continuing as Class II directors until 2000 are
         L. Paul Broadus, John Michael Daw, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr. Continuing as Class III directors until 2001 are R. Scott Grigsby, H. Dean Reynolds, John A. Shinkle, and Scott C. Sullivan.

         There were 4,262,359 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors               For                       Withheld
         ---------------------               ---                       --------

         Richard J. Berry                  3,194,609                    227,650
         Walter E. Breipohl                3,194,609                    227,650
         Lawrence J. McGrogan              3,194,609                    227,650
         John A. Trainor                   3,194,609                    227,650

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




                               UNIONBANCORP, INC.



Date:
         -------------------         ---------------------------------------
                                        R. Scott Grigsby
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:
         -------------------         ---------------------------------------
                                        Charles J. Grako
                                        President and Chief Financial Officer
                                      20.