Form 10-Q
period 1999-06-30
UNIONBANCORP INC
filed 1999-08-12
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

                                    YES    [X]                NO     [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                           SHARES OUTSTANDING AT AUGUST 12, 1999
-----------------------------              -------------------------------------
Common Stock, Par Value $1.00                              4,047,309

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o        Consolidated  Balance Sheets                                     1

o        Consolidated Statements of Income                                2

o        Consolidated Statements of Comprehensive Income                  3

o        Consolidated Statements of Cash Flows                            4

o        Notes to Unaudited Consolidated Financial Statements             5 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            8 - 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------

                                                                                  June 30,    December 31,
                                                                                    1999          1998
                                                                                  ---------   ------------
ASSETS
Cash and cash equivalents                                                         $  26,438    $  24,613
Federal funds sold                                                                      375          450
Securities available-for-sale                                                       131,589      133,772
Securities held-to-maturity                                                          44,350       41,847
Loans                                                                               440,143      398,388
Allowance for loan losses                                                            (4,034)      (3,858)
                                                                                  ---------    ---------
     Net loans                                                                      436,109      394,530
Premises and equipment, net                                                          13,915       13,853
Intangible assets, net                                                                8,660        9,099
Other assets                                                                          9,295        9,030
                                                                                  ---------    ---------

              TOTAL ASSETS                                                        $ 670,731    $ 627,194
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                      $  62,147    $  67,227
         Interest bearing                                                           499,972      450,411
                                                                                  ---------    ---------
              Total deposits                                                        562,119      517,638
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 8,529       14,855
     Advances from the Federal Home Loan Bank                                        28,735       23,208
     Notes payable                                                                   10,000        7,000
     Other liabilities                                                                5,413        6,545
                                                                                  ---------    ---------
              TOTAL LIABILITIES                                                     614,796      569,246
                                                                                  ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                            857          857
                                                                                  ---------    ---------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --           --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
     Series C preferred stock; 4,500 shares authorized; none issued                      --           --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,537,072 shares outstanding at June 30, 1999 and
       4,533,622 at December 31, 1998                                                 4,537        4,534
     Surplus                                                                         21,597       21,471
     Retained earnings                                                               33,571       31,262
     Accumulated other comprehensive income                                          (1,034)          31
     Unearned compensation under stock option plans                                    (243)        (185)
                                                                                  ---------    ---------
                                                                                     58,928       57,613
     Treasury stock, at cost; 491,263 shares
       at June 30, 1999 and 271,263 at December 31, 1998                             (3,850)        (522)
                                                                                  ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY                                             55,078       57,091
                                                                                  ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 670,731    $ 627,194
                                                                                  =========    =========

See Accompanying Notes to Unaudited Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------
                                                   Quarter Ended      Six Months Ended
                                                      June 30,            June 30,
                                                  -----------------   -----------------
                                                   1999      1998      1999       1998
                                                  -------   -------   -------   -------
Interest income
    Loans and fees on loans                       $ 9,368   $ 9,042   $18,256   $17,588
    Securities
       Taxable                                      2,023     2,352     4,175     4,944
       Exempt from federal income taxes               503       539       989     1,020
    Federal funds sold and other                        6        18        25        96
                                                  -------   -------   -------   -------
          TOTAL INTEREST INCOME                    11,900    11,951    23,445    23,648
                                                  -------   -------   -------   -------

Interest expense
    Deposits                                        5,332     5,559    10,339    11,012
    Federal funds purchased and securities sold
      under agreements to repurchase                  173       298       425       512
    Advances from the Federal Home Loan Bank          378       334       710       571
    Notes payable                                     184       190       317       377
                                                  -------   -------   -------   -------
          TOTAL INTEREST EXPENSE                    6,067     6,381    11,791    12,472
                                                  -------   -------   -------   -------
NET INTEREST INCOME                                 5,833     5,570    11,654    11,176
Provision for loan losses                             303       319       601       881
                                                  -------   -------   -------   -------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       5,530     5,251    11,053    10,295
                                                  -------   -------   -------   -------

Noninterest income
    Service charges                                   542       617     1,024     1,140
    Merchant fee income                               261       169       507       351
    Trust income                                      178       151       357       301
    Mortgage banking income                           255       375       571       767
    Insurance commissions and fees                    706        --     1,294        --
    Securities gains, net                              --        50       122        36
    Other income                                      326       372       693       773
                                                  -------   -------   -------   -------
                                                    2,268     1,734     4,568     3,368
                                                  -------   -------   -------   -------

Noninterest expenses
    Salaries and employee benefits                  3,003     2,603     6,126     5,154
    Occupancy expense, net                            384       400       768       767
    Furniture and equipment expense                   470       450       910       866
    Supplies and printing                             167       151       266       288
    Telephone                                         166       127       327       259
    Postage                                            87        96       175       202
    Amortization of intangible assets                 219       231       439       460
    Other expenses                                  1,323       982     2,523     1,875
                                                  -------   -------   -------   -------
                                                    5,819     5,040    11,534     9,871
                                                  -------   -------   -------   -------
                                                    1,979     1,945     4,087     3,792
Minority interest                                      --        13        --        28
                                                  -------   -------   -------   -------
          INCOME BEFORE INCOME TAXES                1,979     1,932     4,087     3,764
Income taxes                                          616       612     1,286     1,201
                                                  -------   -------   -------   -------
          NET INCOME                                1,363     1,320     2,801     2,563
Preferred stock dividends                              65        65       130       130
                                                  -------   -------   -------   -------

NET INCOME FOR COMMON STOCKHOLDERS                $ 1,298   $ 1,255   $ 2,671   $ 2,433
                                                  =======   =======   =======   =======
BASIC EARNINGS PER COMMON SHARE                     $0.32     $0.30     $0.65     $0.59
                                                    =====     =====     =====     =====
DILUTED EARNINGS PER COMMON SHARE                   $0.32     $0.30     $0.64     $0.58
                                                    =====     =====     =====     =====

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
-------------------------------------------------------------------------

                                    Quarter Ended       Six Months Ended
                                      June 30,              June 30,
                                  ------------------   ------------------
                                   1999       1998      1999        1998
                                  -------    -------   -------    -------
Net income                        $ 1,363    $ 1,320   $ 2,801    $ 2,563
Change in unrealized gains on
  securities available-for-sale    (1,079)        72    (1,065)      (517)
                                  -------    -------   -------    -------
COMPREHENSIVE INCOME              $   284    $ 1,392   $ 1,736    $ 2,046
                                  =======    =======   =======    =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (IN THOUSANDS)
------------------------------------------------------------------------------------------------
                                                                               Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                             1999         1998
                                                                            --------    --------
Cash flows from operating activities
Net income                                                                  $  2,801    $  2,563
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                              815         804
       Amortization of intangible assets                                         439         460
       Amortization of unearned compensation under stock option plans             40          32
       Amortization of bond premiums, net                                        145         184
       Provision for loan losses                                                 601         881
       Securities gains, net                                                    (122)        (36)
       (Gain) loss on sale of equipment                                           45         (11)
       (Gain) loss on sale of real estate acquired in settlement of loans        (16)          4
       Gain on sale of loans                                                    (423)       (609)
       Proceeds from sales of loans held for sale                             31,840      33,905
       Origination of loans held for sale                                    (31,528)    (37,900)
       Minority interest in net income of subsidiary                              --          28
       Change in assets and liabilities
          (Increase) decrease in other assets                                   (265)        434
          Increase (decrease) in other liabilities                              (712)        224
                                                                            --------    --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,660         963

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns                        1,222       1,151
          Purchases                                                           (3,763)     (9,457)
       Available-for-sale
          Proceeds from maturities and paydowns                               19,998      35,329
          Proceeds from sales                                                  5,655       4,124
          Purchases                                                          (24,856)    (20,949)
Net decrease in federal funds sold                                                75         404
    Net increase in loans                                                    (42,275)    (25,546)
    Purchase of premises and equipment                                        (1,019)       (984)
Proceeds from sale of real estate acquired in settlement of loans                149           6
Proceeds from sale of equipment                                                   97          11
                                                                            --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                              (44,717)    (15,911)

Cash flows from financing activities
    Net increase in deposits                                                $ 44,481    $    313
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                      (6,326)     12,083
    Net increase in advances from the
      Federal Home Loan Bank                                                   5,527       9,200
    Payments on notes payable                                                     --          (9)
    Proceeds from notes payable                                                3,000          95
    Purchase of treasury stock                                                (3,328)         --
    Dividends on common stock                                                   (364)       (290)
    Dividends on preferred stock                                                (130)       (130)
    Proceeds from exercise of stock options                                       22           8
                                                                            --------    --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       42,882      21,270
                                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,825       6,322

Cash and cash equivalents
    Beginning of year                                                         24,613      22,826
                                                                            --------    --------

    End of period                                                           $ 26,438    $ 29,148
                                                                            ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the interim periods ended June 30, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

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

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect the Company.

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

American Institute of Certified Public Accountants Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement of Position 98-5 did not have a material impact on the Company.

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

NOTE 2. SECURITIES

Securities Held-to-Maturity - The amortized cost and fair value of securities held-to-maturity at June 30, 1999 and December 31, 1998 were as follows:

                                                 June 30, 1999                              December 31, 1998
                                   -----------------------------------------    -----------------------------------------
                                               Gross      Gross                             Gross     Gross
                                   Amortized Unrealized Unrealized   Fair       Amortized Unrealized Unrealized   Fair
HELD-TO-MATURITY                      Cost     Gains      Losses     Value        Cost       Gains     Losses     Value
                                   --------- ---------- ----------  --------    --------- ---------- ----------  --------
States and political subdivisions  $  44,350 $      483 $     (377) $ 44,456    $  41,847 $    1,245 $      (19) $ 43,073
                                   ========= ========== ==========  ========    ========= ========== ==========  ========

Securities Available-for-Sale - The amortized cost and fair value of securities available-for-sale at June 30, 1999 and December 31, 1998 were as follows:

                                                 June 30, 1999                              December 31, 1998
                                   -----------------------------------------    -----------------------------------------
                                               Gross      Gross                             Gross     Gross
                                   Amortized Unrealized Unrealized   Fair       Amortized Unrealized Unrealized   Fair
AVAILABLE-FOR-SALE                    Cost     Gains      Losses     Value        Cost       Gains     Losses     Value
                                   --------- ---------- ----------  --------    --------- ---------- ----------  --------
U.S. Treasury                      $   5,769 $       17 $      (47) $  5,739    $   6,753 $      138 $       --  $  6,891
U.S. government agencies and
  corporations                        52,423          8     (1,064)   51,367       49,203        222        (95)   49,330
U.S. government mortgage-backed
  securities                          33,304         33       (795)   32,542       31,111         52       (158)   31,005
Collateralized mortgage obligations   37,225        289        (91)   37,423       43,315        474       (581)   43,208
Corporate bonds                           --         --         --        --          100         --         --       100
States and political subdivisions      1,000         --        (38)      962           --         --         --        --
Other                                  3,556         --         --     3,556        3,238         --         --     3,238
                                   --------- ---------- ----------  --------    --------- ---------- ----------  --------

                                   $ 133,277 $      347 $   (2,035) $131,589    $ 133,720 $      886 $     (834) $133,772
                                   ========= ========== ==========  ========    ========= ========== ==========  ========

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                              June 30, 1999        December 31, 1998
                           ---------------------  ------------------
                              $            %          $          %
                           ---------   ---------  ---------   ------
Commercial                 $  85,436       19.41% $  74,481    18.69%
Agricultural                  36,861        8.37     41,821    10.50
Real estate:
    Commercial mortgages     121,334       27.57     99,872    25.07
    Construction              14,167        3.22     13,935     3.50
    Agricultural              38,822        8.82     35,790     8.98
    1-4 family mortgages     102,372       23.26     96,921    24.33
Installment                   38,649        8.78     32,714     8.21
Other                          2,516        0.57      2,884     0.72
                           ---------   ---------  ---------   ------
                             440,157      100.00%   398,418   100.00%
                                       =========              ======
Unearned income                  (14)                   (30)
                           ---------              ---------
Total loans                  440,143                398,388
Allowance for loan losses     (4,034)                (3,858)
                           ---------              ---------

    Loans, net             $ 436,109              $ 394,530
                           =========              =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarter and six months ended June 30, 1999 and 1998 are summarized below:

                                         Quarter Ended          Six Months Ended
                                            June 30,               June 30,
                                      --------------------    --------------------
                                       1999         1998        1999        1998
                                      --------    --------    --------    --------
Beginning balance                     $  4,043    $  3,551    $  3,858    $  3,188

Charge-offs:
    Commercial                             160          44         227         124
    Real estate mortgages                  119          30         169         119
    Installment and other loans             64          97         149         197
                                      --------    --------    --------    --------
       Total charge-offs                   343         171         545         440
                                      --------    --------    --------    --------

Recoveries:
    Commercial                               3           2          61          31
    Real estate mortgages                    9          14          11          20
    Installment and other loans             19          30          48          65
                                      --------    --------    --------    --------
       Total recoveries                     31          46         120         116
                                      --------    --------    --------    --------

Net charge-offs                            312         125         425         324
                                      --------    --------    --------    --------
Provision for loan losses                  303         319         601         881
                                      --------    --------    --------    --------

Ending balance                        $  4,034    $  3,745    $  4,034    $  3,745
                                      ========    ========    ========    ========

Period end total loans, net of
  unearned interest                   $440,143    $400,343    $440,143    $400,343
                                      ========    ========    ========    ========

Average loans                         $429,558    $388,579    $417,058    $376,955
                                      ========    ========    ========    ========

Ratio of net charge-offs to
  average loans                           0.07%       0.03%       0.10%       0.09%
Ratio of provision for loan losses
  to average loans                        0.07        0.08        0.14        0.23
Ratio of allowance for loan losses
  to ending total loans                   0.92        0.94        0.92        0.94
Ratio of allowance for loan losses
  to total nonperforming loans          101.92      132.61      101.92      132.61
Ratio of allowance at end of period
  to average loans                        0.94        0.96        0.97        0.99

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

During the first six months of 1999, UnionBank opened its newest branch office in Mendota and UnionBank/ West opened its newest branch office in Quincy, Illinois. Both of these banking centers were established in order to further reinvest into growth markets. In addition, the Company announced that it had purchased 220,000 of its own shares in a privately negotiated transaction.

The discussion presented below provides an analysis of the Company's results of operations and financial condition during the quarter and six months ended June 30, 1999 as compared to the same periods in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations during the quarter and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year of 1999.

SUMMARY OF PERFORMANCE

Net income for the second quarter increased to $1,363,000, or $0.32 per share (diluted), compared to the $1,320,000, or $0.30 per share (diluted), earned in the same period of 1998. This represents a 6.7% increase in per share earnings and a 3.3% increase in net income. Net income for the six months ended June 30, 1999 increased to $2,801,000, or $0.64 per share (diluted), compared to the $2,563,000, or $0.58 per share (diluted), earned in the same period of 1998. This represents a 10.3% increase in per share earnings and a 9.3% increase in net income.

Return on average assets was 0.84% for the second quarter of 1999 and 1998. Return on average assets increased to 0.88% for the six months ended June 30, 1999, as compared to 0.83% for the same period in 1998.

Return on average stockholders' equity was 9.91% for the second quarter of 1999, as compared to 10.02% for the same period in 1998. Return on average stockholders' equity was 10.08% for the six months ended June 30, 1999, as compared to 9.87% for the same period in 1998.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $6,125,000 for the second quarter of 1999, representing an increase of $256,000 or 4.4% over the $5,869,000 earned during the same period in 1998. As shown in the Volume/Rate Analysis on page 10, this improvement in net interest income was attributable to a reduction in interest expense of $314,000 which was partially offset by lower interest income of $58,000.

The $58,000 decrease in interest income for the quarter resulted from a $629,000 decrease associated with rate that was offset by a $571,000 increase due to volume. Despite the growth in earning assets, the decrease in interest income was primarily due to lower average yields on loans due to reductions in the prime rate and competitive pressures on both new and existing loan customers.

The $314,000 decrease in interest expense resulted from a $531,000 decrease associated with rate that was offset by a $217,000 increase in volume. Approximately 83% of the decrease in interest expense was related to a 49 basis point decline in rates on time deposits that repriced at lower rates and a decrease of $7.3 million in volume of federal funds purchased and repurchase agreements. The increase in volume associated with advances from the FHLB is

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

connected to the Company's continued utilization of this favorable low cost funding alternative. This particular funding mechanism is employed to attract certain maturities to match and fund term assets.

The net interest margin for the second quarter of 1999 increased to 4.04% as compared to 4.00% for the same time frame in 1998. The improvement in the net interest margin was primarily attributable to a 37 basis point reduction in the effective cost of funds, which was partially offset by a 29 basis point decrease in the yield on earning assets. The decreased effective cost of funds was due to interest bearing liabilities repricing at lower rates. The decreased loan yields were primarily due to a 75 basis point decrease in the prime rate from the second quarter of 1998 to the second quarter of 1999.

Net interest income for the six months ended June 30, 1999 totaled $12,217,000, representing an increase of $480,000 or 4.1% over the $11,737,000 earned during the same period in 1998. As shown in the Volume/Rate Analysis on page 11, the improvement in net interest income was attributable to lower interest expense of $681,000 which was offset by lower interest income of $201,000.

The net interest margin for the six months ended increased to 4.14% as compared to 4.08% for the same time frame in 1998. The improvement in the net interest margin was primarily attributable to a $15,400,000 increase in the volume of average earning assets in addition to a 35 basis point reduction in the cost of funds.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - QUARTER

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                           For the Quarter Ended June 30,
                                              -----------------------------------------------------
                                                          1999                       1998
                                              ---------------------------  ------------------------
                                                        Interest                   Interest                  Change Due To:
                                              Average    Income/  Average   Average Income/ Average    -------------------------
                                              Balance    Expense    Rate    Balance Expense  Rate      Volume    Rate      Net
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
ASSETS
INTEREST-EARNING ASSETS
Interest-earning deposits                     $  1,299 $      17     5.25% $  1,000 $    13    5.21%   $     4  $    --  $     4
Securities (1)
  Taxable                                      135,466     2,007     5.94%  155,264   2,333    6.03%      (292)     (34)    (326)
  Non-taxable (2)                               40,911       762     7.47%   43,034     825    7.69%       (53)     (10)     (63)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
    Total  securities (tax equivalent)         176,377     2,769     6.30%  198,298   3,158    6.39%      (345)     (44)    (389)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
  Federal funds sold                               469         6     5.13%    1,415      18    5.10%       (12)      --      (12)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
  Loans (3)(4)
    Commercial                                 121,052     2,707     8.97%  108,102   2,612    9.69%       298     (203)      95
    Real estate                                270,226     5,512     8.18%  238,171   5,109    8.60%       662     (259)     403
    Installment and other                       38,280       857     8.98%   41,909     996    9.53%       (83)     (56)    (139)
    Fees on loans                                   --       323       --        --     343      --         47      (67)     (20)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
      Net loans (tax equivalent)               429,558     9,399     8.78%  388,182   9,060    9.36%       924     (585)     339
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
        Total interest-earning assets          607,703    12,191     8.05%  588,895  12,249    8.34%       571     (629)     (58)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents                    18,238                       14,585
   Premises and equipment, net                  13,856                       14,761
   Other assets                                 13,687                       15,347
                                              --------                     --------
     Total nonearning assets                    45,781                       44,693
                                              --------                     --------

       Total assets                           $653,484                     $633,588
                                              ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                               $ 52,257   $   292     2.24% $ 54,412 $   326    2.40%   $   (13) $   (21) $   (34)
   Money market accounts                        31,789       284     3.58%   27,951     258    3.70%        35       (9)      26
   Savings deposits                             58,241       400     2.75%   62,234     481    3.10%       (29)     (52)     (81)
   Time deposits                               337,096     4,356     5.18%  317,654   4,492    5.67%       265     (401)    (136)
   Federal funds purchased and
     repurchase agreements                      13,199       172     5.23%   20,507     298    5.83%       (98)     (28)    (126)
   Advances from FHLB                           28,249       380     5.40%   23,697     335    5.67%        62      (17)      45
   Notes payable                                10,081       182     7.24%   10,350     190    7.36%        (5)      (3)      (8)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
     Total interest-bearing liabilities        530,912     6,066     4.58%  516,805   6,380    4.95%       217     (531)    (314)
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits                 60,811                       56,614
   Other liabilities                             6,578                        7,316
                                              --------                     --------
     Total noninterest-bearing liabilities      67,389                       63,930
                                              --------                     --------
   Stockholders' equity                         55,183                       52,853
                                              --------                     --------

   Total liabilities and stockholders' equity $653,484                     $633,588
                                              ========                     ========
   Net interest income (tax equivalent)                  $ 6,125                    $ 5,869            $   354  $   (98) $   256
                                                         =======                    =======            =======  =======  =======
   Net interest income (tax equivalent) to
     total earning assets                                            4.04%                     4.00%
   Interest-bearing liabilities
     to earning assets                           87.36%                       87.76%
                                              --------                     --------

----------------------------------------------
(1) Average   balance   and   average   rate   on   securities   classified   as
    available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) Nonaccrual loans are included in the average balances.
(4) Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - SIX MONTHS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                        For the Six Months Ended June 30,
                                              -----------------------------------------------------
                                                          1999                       1998
                                              ---------------------------  ------------------------
                                                        Interest                   Interest                  Change Due To:
                                              Average    Income/  Average   Average Income/ Average    -------------------------
                                              Balance    Expense    Rate    Balance Expense  Rate      Volume    Rate      Net
                                              --------   -------  -------  -------- ------- -------    -------  -------  -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits                  $  1,304   $    34     5.26% $    565 $    50   17.85%   $    35  $   (51) $   (16)
   Securities (1)
     Taxable                                   135,604     4,142     6.16%  159,604   4,895    6.18%      (737)     (16)    (753)
     Non-taxable (2)                            40,425     1,498     7.47%   39,944   1,545    7.80%       (14)     (33)     (47)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
       Total  securities (tax equivalent)      176,029     5,640     6.46%  199,548   6,440    6.51%      (751)     (49)    (800)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
     Federal funds sold                            900        25     5.60%    3,163      96    6.12%       (63)      (8)     (71)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
     Loans (3)(4)
       Commercial                              117,342     5,218     8.97%  102,781   4,927    9.67%       665     (374)     291
       Real estate                             262,748    10,754     8.25%  231,189   9,981    8.71%     1,318     (545)     773
       Installment and other                    36,968     1,686     9.20%   42,612   2,009    9.51%      (259)     (64)    (323)
       Fees on loans                                --       651       --        --     706      --        103     (158)     (55)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
         Net loans (tax equivalent)            417,058    18,309     8.85%  376,582  17,623    9.44%     1,827   (1,141)     686
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
           Total interest-earning assets       595,291    24,008     8.13%  579,858  24,209    8.42%     1,048   (1,249)    (201)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents                    19,620                       16,188
   Premises and equipment, net                  13,847                       14,669
   Other assets                                 13,014                       15,538
                                              --------                     --------
     Total nonearning assets                    46,481                       46,395
                                              --------                     --------

       Total assets                           $641,772                     $626,253
                                              ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                               $ 53,310   $   600     2.27% $ 54,194 $   651    2.42%   $   (11) $   (40) $   (51)
   Money market accounts                        31,738       547     3.48%   29,275     516    3.55%        42      (11)      31
   Savings deposits                             58,173       815     2.83%   61,002     893    2.95%       (42)     (36)     (78)
   Time deposits                               322,491     8,377     5.24%  316,726   8,952    5.70%       160     (735)    (575)
   Federal funds purchased and
     repurchase agreements                      16,869       425     5.08%   17,452     512    5.92%       (17)     (70)     (87)
   Advances from FHLB                           26,346       710     5.43%   20,313     571    5.67%       164      (25)     139
   Notes payable                                 9,106       317     7.02%   10,330     377    7.36%       (43)     (17)     (60)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
     Total interest-bearing liabilities        518,033    11,791     4.59%  509,292  12,472    4.94%       253     (934)    (681)
                                              --------   ------- --------  -------- ------- -------    -------  -------  -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits                 60,736                       56,906
   Other liabilities                             6,992                        7,677
                                              --------                     --------
     Total noninterest-bearing liabilities      67,728                       64,583
                                              --------                     --------
   Stockholders' equity                         56,011                       52,378
                                              --------                     --------

   Total liabilities and
     stockholders' equity                     $641,772                     $626,253
                                              ========                     ========
   Net interest income (tax equivalent)                  $12,217                    $11,737            $   795  $  (315) $   480
                                                         =======                    =======            =======  =======  =======
   Net interest income (tax equivalent) to
     total earning assets                                            4.14%                     4.08%
   Interest-bearing liabilities
     to earning assets                           87.02%                       87.83%
                                              --------                     --------

----------------------------------------------
(1) Average   balance   and   average   rate   on   securities   classified   as
    available-for-sale  is based on  historical  amortized  cost  balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) Nonaccrual loans are included in the average balances.
(4) Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operating expense for the second quarter of 1999 equaled $303,000 as compared to $319,000 for the same quarter in 1998. For the six month period ending June 30, 1999, the provision for loan losses charged to operating expense equaled $601,000 as compared to $881,000 for the like period in 1998. The amount of the provision for loan losses in any given period is dependent upon management's assessment of loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and prevailing economic conditions.

NONINTEREST INCOME

Noninterest income totaled $2,268,000 for the quarter ended June 30, 1999, as compared to $1,734,000 for the same time frame in 1998. Exclusive of net securities gains, noninterest income increased by $584,000 or a 34.7% improvement. The bulk of the increase was largely related to insurance commissions and fees totaling $706,000 that were associated with the 1998 fourth quarter acquisition of UnionFinancial Services, Inc. Also contributing to the improvement in noninterest income was growth in merchant fee income of $92,000, a $27,000 increase in income from trust services, and increases in revenue associated with internet service provider (ISP) fees of $62,000. This was partially offset by decreases in service charges of $75,000 and mortgage banking income of $120,000. The reduction in long-term interest rates created a significant demand for refinancing existing mortgages, as well as financing new home sales, during 1998. However, though activity during the second quarter of 1999 was still strong, the demand for refinancings considerably lessened.

Noninterest income totaled $4,568,000 for the six months ended June 30, 1999, as compared to $3,368,000 for the same time frame in 1998. Factoring out net securities gains, noninterest income increased by $1,114,000 or a 33.4%
improvement. The 33.4% increase was largely reflective of the same items discussed regarding the second quarter income.

NONINTEREST EXPENSE

Noninterest expense totaled $5,819,000 for the quarter ended June 30, 1999, increasing by $779,000 or 15.5% from the same time frame in 1998. Salaries and employee benefits accounted for $400,000 or 51.4% of the increase and was attributable to regular merit increases, basic incentive compensation, the initial staffing and related compensation costs of two new banking centers, and salary and commission costs associated with UnionFinancial Services, Inc. The increase in the other expense category was primarily associated with normal operating expense from the acquired insurance agency, and start-up expenses for the two new banking centers. These additional costs were offset in part by expense decreases spread among various categories of miscellaneous expense.

Noninterest expense totaled $11,534,000 for the six months ended June 30, 1999, increasing by $1,663,000 or 16.9% from the same time frame in 1998. The 16.9% increase was largely reflective of the same items discussed regarding the second quarter expenses.

INCOME TAX EXPENSE

Income tax expense for the quarter ended June 30, 1999, increased to $616,000 as compared to $612,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes decreased to 31.1% from 31.7% for the same period in 1998. Income tax expense for the six months ended June 30,

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

1999, increased to $1,286,000 as compared to $1,201,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes decreased to 31.5% from 31.9% for the same period in 1998.

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At June 30, 1999, nonperforming assets totaled $4,237,000 versus the $2,899,000 that existed as of December 31, 1998. The level of nonperforming loans was 0.90% of total loans at June 30, 1999, as compared to 0.65% at December 31, 1998. The increase in nonperforming loans was primarily related to the inclusion of two large credits placed on nonaccrual status during the first quarter of 1999. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                           1999                     1998
                                                     -----------------   --------------------------
                                                     Jun 30,   Mar 31,   Dec 31,  Sep 30,   Jun 30,
                                                     -------   -------   -------  -------   -------
Nonaccrual and impaired loans not
  accruing                                           $3,045    $2,291    $1,487    $1,783    $1,303
Impaired and other loans 90 days past
  due and still accruing interest                       913     1,515     1,111       655     1,521
                                                     ------    ------    ------    ------    ------
     Total nonperforming loans                        3,958     3,806     2,598     2,438     2,824
Other real estate owned                                 279       398       201       322       468
Other nonperforming assets (1)                           --        --       100       100       100
                                                     ------    ------    ------    ------    ------

     Total nonperforming assets                      $4,237    $4,204    $2,899    $2,860    $3,392
                                                     ======    ======    ======    ======    ======

Nonperforming loans to total end of period loans       0.90%     0.91%     0.65%     0.60%     0.71%
Nonperforming assets to total end of period loans      0.96      1.01      0.73      0.70      0.85
Nonperforming assets to total end of period assets     0.63      0.66      0.46      0.44      0.52

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Transactions in the allowance for loan losses during the quarter and six months ended June 30, 1999 and 1998 are summarized in the table on page 7. At June 30, 1999, the allowance for loan losses totaled $4,034,000 and decreased to 0.92% of total loans outstanding as compared to $3,745,000 or 0.94% at June 30, 1998. During the same time frame, net charge-offs increased to $312,000 during the second quarter of 1999 as compared to $125,000 for the like period in 1998.

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

                                       December 31,     Minimum    Well
                            June 30, -----------------  Capital Capitalized
                              1999     1998     1997     Ratios   Ratios
                            -------- -------- --------   ------   ------

Tier 1 risk-based capital   $ 47,452 $ 47,297 $ 41,180
Tier 2 risk-based capital      4,891    5,215    4,545
Total capital                 52,343   52,512   45,725
Risk-weighted assets         463,369  429,325  385,685
Capital ratios
  Tier 1 risk-based capital    10.24%   11.02%   10.68%   4.00%    6.00%
  Tier 2 risk-based capital    11.30    12.23    11.86    8.00    10.00
  Leverage ratio                7.17     7.66     6.64    4.00     5.00

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.07% and 11.13%, respectively, at June 30, 1999. The Company currently exceeds, and expects to continue to exceed, regulatory minimums.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity is satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

increase in cash and cash equivalents of $1,825,000 from December 31, 1998 to June 30, 1999. This usage was primarily related to the net increase in loans. This was partially offset by increased deposits, proceeds from notes payable, and further utilization of advances from the Federal Home Loan Bank. For more detailed cash flow information, see the Company's Consolidated Statements of Cash Flows located on page 4.

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

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                     June 30, 1999
                                                      -------------------------------------------------------------------------
                                                      3 months    3 months to   6 months     1 year to      Over
                                                       or less     6 months     to 1 year     5 years      5 years      Total
                                                      ---------    ---------    ---------    ---------    ---------   ---------
INTEREST-EARNING ASSETS
    Interest-bearing balances                         $   1,418    $      --    $      --    $      --    $      --   $   1,418
    Federal funds sold                                      375           --           --           --           --         375
    Securities                                           50,451       19,524        9,871       46,351       49,742     175,939
    Loans                                                97,891       39,763       67,702      184,752       50,035     440,143
                                                      ---------    ---------    ---------    ---------    ---------   ---------

       Total interest-earning assets                  $ 150,135    $  59,287    $  77,573    $ 231,103    $  99,777   $ 617,875
                                                      =========    =========    =========    =========    =========   =========

INTEREST-BEARING LIABILITIES
    NOW accounts                                      $  56,784    $      --    $      --    $      --    $      --   $  56,784
    Money market accounts                                32,952           --           --           --           --      32,952
    Savings                                              89,736           --           --           --           --      89,736
    Time deposits                                        56,305       66,900      113,163       83,912          220     320,500
                                                      ---------    ---------    ---------    ---------    ---------   ---------

       Total interest-bearing deposits                  235,777       66,900      113,163       83,912          220     499,972

    Federal funds and repurchase agreements               7,002          368          624          535           --       8,529
    Advances from FHLB                                    4,000        1,000        5,500       13,935        4,300      28,735
    Notes payable                                        10,000           --           --           --           --      10,000
                                                      ---------    ---------    ---------    ---------    ---------   ---------

       Total interest-bearing liabilities             $ 256,779    $  68,268    $ 119,287    $  98,382    $   4,520   $ 547,236
                                                      =========    =========    =========    =========    =========   =========


Period interest sensitivity gap                       $(106,644)   $  (8,981)   $ (41,714)   $ 132,721    $  95,257   $  70,639
Cumulative interest sensitivity gap                    (106,644)    (115,625)    (157,339)     (24,618)      70,639
Cumulative gap as a percent of total assets              (16.48)%     (17.86)%     (24.31)%      (3.80)%      10.91%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                             58.47%       64.43%       64.59%       95.46%      112.91%

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

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As of June 30, 1999, the Company held approximately $33,304,000 (at amortized cost) in mortgage-backed securities. Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

In addition to the interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The assumption in the tables

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

below is that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 1999.

                                               June 30, 1999
                          ----------------------------------------------------
                                            Net Interest Income
                          ----------------------------------------------------
                          Amount                  Change                Change
                          ------                  ------                ------
                                          (Dollars in Thousands)

         +200 bp          $ 25,269                $  1,571                6.63%
         +100 bp            24,502                     804                3.39
            Base            23,698                      --                   --
         -100 bp            22,810                    (888)              (3.75)
         -200 bp            21,780                  (1,918)              (8.09)

Based upon the Company's model at June 30, 1999, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 6.63% or approximately $1,571,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 8.09% or approximately $1,918,000. The reason for this is even though the preceding table shows the Company as having a negative gap, certain core deposits may not reprice when rates decrease depending on market conditions. This causes the decline in net interest income.

                                             December 31, 1998
                          ----------------------------------------------------
                                            Net Interest Income
                          ----------------------------------------------------
                          Amount                  Change                Change
                          ------                  ------                ------
                                          (Dollars in Thousands)

         +200 bp          $ 20,811                $   (652)              (3.04)%
         +100 bp            21,155                    (308)              (1.43)
            Base            21,463                      --                  --
         -100 bp            21,542                      80                0.37
         -200 bp            20,882                    (580)              (2.70)

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

The status of each of the five phases of the FFIEC Year 2000 plan are:

     1.   Awareness                 100% complete
     2.   Assessment                100% complete
     3.   Renovation                100% complete
     4.   Validation                100% complete
     5.   Implementation            95% complete

The 5% of implementation which remains to be completed consists of converting a legacy system for ACH originations, which was replaced during the second quarter of 1999 by a new system that is documented and tested by the vendor as being Year 2000 compliant.

While the Company will incur some expenses during the next year, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. It is impossible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such cost could be substantial.

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, and deposits provide the revenues in the banking segment, and mortgage banking, insurance, trust and holding company services are categorized as other segments. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals. Prior to 1998, the Company did not offer insurance services.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                            June 30, 1999
                                             --------------------------------------------
                                              Banking           Other        Consolidated
                                              Segment         Segments          Totals
                                             ---------        ---------       ---------
     Net interest income (loss)              $  11,975        $    (321)      $  11,654
     Other revenue                               2,774            1,794           4,568
     Other expense                               8,650            2,884          11,534
     Noncash items
         Depreciation                              469              346             815
         Provision for loan loss                   601               --             601
         Goodwill and other intangibles            342               97             439
     Segment profit                              5,498           (1,411)          4,087
     Segment assets                            665,904            4,827         670,731

                                                            June 30, 1998
                                             --------------------------------------------
                                              Banking           Other        Consolidated
                                              Segment         Segments          Totals
                                             ---------        ---------       ---------
     Net interest income (loss)              $  11,575        $    (399)      $  11,176
     Other revenue                               3,014              354           3,368
     Other expense                               8,630            1,241           9,871
     Noncash items
         Depreciation                              525              279             804
         Provision for loan loss                   881               --             881
         Goodwill and other intangibles            434               26             460
     Segment profit                              5,079           (1,315)          3,764
     Segment assets                            644,325            4,359         648,684

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

        None.

Item 3. DEFAULT UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 29, 1999, the annual meeting of stockholders was held. At the meeting, Richard J. Berry, Walter E. Breipohl, Lawrence J. McGrogan and John A. Trainor were elected to serve as Class I directors with terms expiring in 2002. Continuing as Class II directors until 2000 are L. Paul Broadus, John Michael Daw, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr. Continuing as Class III directors until 2001 are R. Scott Grigsby, H. Dean Reynolds, John A. Shinkle and Scott C. Sullivan.

         There were 4,262,359 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors                  For                    Withheld
         ---------------------                ---------                --------

         Richard J. Berry                     3,194,609                227,650
         Walter E. Breipohl                   3,194,609                227,650
         Lawrence J. McGrogan                 3,194,609                227,650
         John A. Trainor                      3,194,609                227,650

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



                                      UNIONBANCORP, INC.



Date:      August , 1999              /s/ R. SCOTT GRIGSBY
         -------------------          -----------------------------------------
                                          R. Scott Grigsby
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:      August  , 1999             /s/ CHARLES J. GRAKO
         -------------------          -----------------------------------------
                                          Charles J. Grako
                                          President and Chief Financial Officer