Form 10-Q
period 1999-09-30
UNIONBANCORP INC
filed 1999-11-12
CIK 1019650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
       (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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

                                YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Shares Outstanding at November 12, 1999
-----------------------------            ---------------------------------------
Common Stock, Par Value $1.00                           4,047,309

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I. Financial Statements

o  Consolidated  Balance Sheets...........................................1

o  Consolidated Statements of Income......................................2

o  Consolidated Statements of Comprehensive Income........................3

o  Consolidated Statements of Cash Flows..................................4

o  Notes to Unaudited Consolidated Financial Statements...................5 - 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................8 - 21

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................22

Item 2. Changes in Securities.............................................22

Item 3. Defaults Upon Senior Securities...................................22

Item 4. Submission of Matters to a Vote of Security Holders...............22

Item 5. Other Information.................................................22

Item 6. Exhibits and Reports on Form 8-K..................................22

SIGNATURES................................................................23

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
                                                                                     SEPTEMBER 30,   December 31,
                                                                                         1999            1998
                                                                                     ------------   -------------
ASSETS
Cash and cash equivalents                                                            $    26,855    $    25,063
Securities available-for-sale                                                            170,188        133,772
Securities held-to-maturity                                                                    -         41,847
Loans                                                                                    455,285        398,388
Allowance for loan losses                                                                 (4,068)        (3,858)
                                                                                     ------------   -----------
     Net loans                                                                           451,217        394,530
Premises and equipment, net                                                               13,620         13,853
Intangible assets, net                                                                     8,440          9,099
Other assets                                                                              10,831          9,030
                                                                                     -----------    -----------

              TOTAL ASSETS                                                           $   681,151    $   627,194
                                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                         $    60,228    $    67,227
         Interest bearing                                                                514,522        450,411
                                                                                     -----------    -----------
              Total deposits                                                             574,750        517,638
     Federal funds purchased and securities sold
       under agreements to repurchase                                                      9,199         14,855
     Advances from the Federal Home Loan Bank                                             24,733         23,208
     Notes payable                                                                        10,000          7,000
     Other liabilities                                                                     5,326          6,545
                                                                                     -----------    -----------
              TOTAL LIABILITIES                                                          624,008        569,246
                                                                                     -----------    -----------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                                 857            857
                                                                                     -----------    -----------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                                   -              -
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)              500            500
     Series C preferred stock; 4,500 shares authorized; none issued                            -              -
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,538,572 shares outstanding at September 30, 1999 and
       4,533,622 at December 31, 1998                                                      4,539          4,534
     Surplus                                                                              21,607         21,471
     Retained earnings                                                                    34,749         31,262
     Accumulated other comprehensive income                                               (1,036)            31
     Unearned compensation under stock option plans                                         (223)          (185)
                                                                                     -----------    -----------
                                                                                          60,136         57,613
     Treasury stock, at cost; 491,263 shares
       at September 30, 1999 and 271,263 at December 31, 1998                             (3,850)          (522)
                                                                                     -----------    -----------
              TOTAL STOCKHOLDERS' EQUITY                                                  56,286         57,091
                                                                                     -----------    -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   681,151    $   627,194
                                                                                     ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                          1999            1998             1999            1998
                                                    --------------   -------------   -------------   --------------
Interest income
    Loans and fees on loans                         $        9,828   $       9,308   $      28,084   $       26,896
    Securities
       Taxable                                               2,020           2,219           6,195            7,163
       Exempt from federal income taxes                        512             562           1,501            1,582
    Federal funds sold and other                                19             126              44              222
                                                    --------------   -------------   -------------   --------------
          TOTAL INTEREST INCOME                             12,379          12,215          35,824           35,863
                                                    --------------   -------------   -------------   --------------

Interest expense
    Deposits                                                 5,725           5,763          16,064           16,775
    Federal funds purchased and securities sold
      under agreements to repurchase                           133             251             558              763
    Advances from the Federal Home Loan Bank                   399             347           1,109              918
    Notes payable                                              184             197             501              574
                                                    --------------   -------------   -------------   --------------
          TOTAL INTEREST EXPENSE                             6,441           6,558          18,232           19,030
                                                    --------------   -------------   -------------   --------------
NET INTEREST INCOME                                          5,938           5,657          17,592           16,833
Provision for loan losses                                      323             319             924            1,200
                                                    --------------   -------------   -------------   --------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                5,615           5,338          16,668           15,633
                                                    --------------   -------------   -------------   --------------
Noninterest income
    Service charges                                            601             553           1,625            1,693
    Merchant fee income                                        314             241             821              592
    Trust income                                               179             150             536              451
    Mortgage banking income                                    548             416           1,119            1,183
    Insurance commissions and fees                             608               -           1,902                -
    Securities gains, net                                        2              22             124               58
    Other income                                               254             452             947            1,225
                                                    --------------   -------------   -------------   --------------
                                                             2,506           1,834           7,074            5,202
                                                    --------------   -------------   -------------   --------------
Noninterest expenses
    Salaries and employee benefits                           3,064           2,541           9,190            7,695
    Occupancy expense, net                                     445             375           1,213            1,142
    Furniture and equipment expense                            486             446           1,396            1,312
    Supplies and printing                                      133             118             399              406
    Telephone                                                  172             139             499              398
    Postage                                                     81              65             256              267
    Amortization of intangible assets                          220             233             659              693
    Other expenses                                           1,412           1,165           3,935            3,040
                                                    --------------   -------------   -------------   --------------
                                                             6,013           5,082          17,547           14,953
                                                    --------------   -------------   -------------   --------------
                                                             2,108           2,090           6,195            5,882
Minority interest                                                -              20               -               48
                                                    --------------   -------------   -------------   --------------
          INCOME BEFORE INCOME TAXES                         2,108           2,070           6,195            5,834
Income taxes                                                   662             658           1,948            1,859
                                                    --------------   -------------   -------------   --------------
          NET INCOME                                         1,446           1,412           4,247            3,975
Preferred stock dividends                                       64              64             194              194
                                                    --------------   -------------   -------------   --------------

NET INCOME FOR COMMON STOCKHOLDERS                  $        1,382   $       1,348   $       4,053   $        3,781
                                                    ==============   =============   =============   ==============
BASIC EARNINGS PER COMMON SHARE                           $   0.34       $    0.33       $    0.99         $   0.91
                                                          ========       =========       =========         ========
DILUTED EARNINGS PER COMMON SHARE                         $   0.34       $    0.32       $    0.98         $   0.90
                                                          ========       =========       =========         ========

See Accompanying Notes to Unaudited Consolidated Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                         1999            1998             1999            1998
                                                    --------------   -------------   -------------   --------------

Net income                                          $        1,446   $       1,412   $       4,247   $        3,975
Change in unrealized gains on
    securities available-for-sale                               (2)            765          (1,067)             248
                                                    --------------   -------------   -------------   --------------
COMPREHENSIVE INCOME                                $        1,444   $       2,177   $       3,180   $        4,223
                                                    ==============   =============   =============   ==============


See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                         1999            1998
                                                                                    -------------   -----------
Cash flows from operating activities
Net income                                                                          $      4,247    $     3,975
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                                        1,234          1,224
       Amortization of intangible assets                                                     659            693
       Amortization of unearned compensation under stock option plans                         60             48
       Amortization of bond premiums, net                                                    214            243
       Provision for loan losses                                                             924          1,200
       Securities gains, net                                                                (124)           (58)
       (Gain) loss on sale of equipment                                                       57           (125)
       Gain on sale of real estate acquired in settlement of loans                           (17)           (24)
       Gain on sale of loans                                                                (802)          (951)
       Proceeds from sales of loans held for sale                                         51,257         52,817
       Origination of loans held for sale                                                (44,581)       (57,004)
       Minority interest in net income of subsidiary                                           -             48
       Change in assets and liabilities
          Increase in other assets                                                        (1,425)        (1,331)
          Increase (decrease) in other liabilities                                        (1,219)           247
                                                                                    -------------   -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                   10,484          1,002

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns                                    1,222          1,471
          Purchases                                                                       (3,763)       (10,855)
       Available-for-sale
          Proceeds from maturities and paydowns                                           26,826         51,279
          Proceeds from sales                                                              5,655          5,601
          Purchases                                                                      (25,979)       (32,703)
Net (increase) decrease in federal funds sold                                                450         (7,736)
    Net increase in loans                                                                (63,717)       (30,364)
    Increase in intangibles                                                                    -            (18)
    Purchase of premises and equipment                                                    (1,155)        (1,112)
Proceeds from sale of real estate acquired in settlement of loans                            207            270
Proceeds from sale of equipment                                                               97             11
                                                                                    ------------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                                          (60,157)       (24,156)

Cash flows from financing activities
    Net increase in deposits                                                        $     57,112    $     5,370
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                                  (5,656)         7,404
    Net increase in advances from the Federal Home Loan Bank                               1,525          5,040
    Payments on notes payable                                                                  -           (274)
    Proceeds from notes payable                                                            3,000            320
    Purchase of treasury stock                                                            (3,328)             -
    Dividends on common stock                                                               (566)          (455)
    Dividends on preferred stock                                                            (194)          (194)
    Proceeds from exercise of stock options                                                   22             15
                                                                                    ------------    -----------
              NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                                                51,915         17,226
                                                                                    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,242         (5,928)

Cash and cash equivalents
    Beginning of year                                                                     24,613         22,826
                                                                                    ------------    -----------

    End of period                                                                   $     26,855    $    16,898
                                                                                    ============    ===========

Supplemental disclosure of noncash investing activities
    Securities transferred from held-to-maturity to
        to available-for-sale, at fair value                                        $     44,350    $         -

See Accompanying Notes to Unaudited Consolidated Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the interim periods ended September 30, 1999 are not necessarily indicative of the results expected for the year ending December 31, 1999.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement No. 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. This Statement may be adopted early at the start of a calendar quarter. On July 1, 1999, the Company adopted Statement No. 133, which allows the Company a one-time reclassification of securities held-to-maturity to available-for-sale or trading. The Company transferred securities with an amortized cost of $44,350,000 previously classified as held-to-maturity to available-for-sale upon adoption. The unrealized gain on the securities transferred was $106,000 on July 1, 1999 and the Company's equity increased by $66,000 as a result of the transfer.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement No. 134 is not expected to affect the Company.

The Financial Accounting Standards Board continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. On September 8, 1999, the FASB issued an exposure draft which proposes to eliminate pooling-of-interest accounting for business combinations. Any business combination entered into after the effective date of this provision will be required to be accounted for using the purchase method of accounting. The FASB will accept comments on this proposed rule until December 7, 1999 and a final statement is expected to become effective during the fourth quarter of 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. SECURITIES

Securities Held-to-Maturity - The amortized cost and fair value of securities held-to-maturity at December 31, 1998 were as follows:

                                                 December 31, 1998
                                      ---------------------------------------
                                                  Gross     Gross
                                      Amortized Unrealized Unrealized  Fair
HELD-TO-MATURITY                       Cost       Gains     Losses     Value
                                      --------- ---------- ---------- -------

States and political subdivisions     $41,847   $  1,245   $  (19)   $ 43,073
                                      =======   ========   =======   ========

Securities Available-for-Sale - The amortized cost and fair value of securities available-for-sale at September 30, 1999 and December 31, 1998 were as follows:

                                              September 30, 1999                           December 31, 1998
                                    ----------------------------------------    ---------------------------------------
                                                Gross      Gross                            Gross     Gross
                                    Amortized Unrealized Unrealized  Fair      Amortized Unrealized Unrealized   Fair
AVAILABLE-FOR-SALE                    Cost      Gains     Losses     Value       Cost       Gains     Losses     Value
                                    --------  --------   ---------  -------    --------- ---------- ---------- --------
U.S. Treasury                       $  5,769 $     14   $   (34)  $  5,749      $  6,753  $     138   $     -   $  6,891
U.S. government agencies and
    corporations                      48,915        2    (1,061)    47,856        49,203        222       (95)    49,330
U.S. government mortgage-backed
    securities                        32,387       18      (654)    31,751        31,111         52      (158)    31,005
Collateralized mortgage obligations   36,789      293      (128)    36,954        43,315        474      (581)    43,208
Corporate bonds                            -        -         -          -           100          -         -        100
States and political subdivisions     44,339      375      (500)    44,214             -          -         -          -
Other                                  3,664        -         -      3,664         3,238          -         -      3,238
                                    -------- --------   -------   --------      --------  ---------   -------   --------

                                    $171,863 $    702   $(2,377)  $170,188      $133,720  $     886   $  (834)  $133,772
                                    ======== ========   =======   ========      ========  =========   =======   ========

NOTE 3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                             September 30, 1999           December 31, 1998
                                                          -------------------------   ---------------------------
                                                              $              %             $               %
                                                          -----------   -----------   -----------    ------------
Commercial                                                $    98,157         21.56%  $    74,481          18.69%
Agricultural                                                   39,771          8.73        41,821          10.50
Real estate:
    Commercial mortgages                                      119,389         26.22        99,872          25.07
    Construction                                               14,025          3.08        13,935           3.50
    Agricultural                                               38,542          8.47        35,790           8.98
    1-4 family mortgages                                      100,192         22.01        96,921          24.33
Installment                                                    42,651          9.37        32,714           8.21
Other                                                           2,567          0.56         2,884           0.72
                                                          -----------   -----------   -----------   ------------
                                                              455,294        100.00%      398,418         100.00%
                                                                        ===========                 ============
Unearned income                                                    (9)                        (30)
                                                          -----------                 -----------
Total loans                                                   455,285                     398,388
Allowance for loan losses                                      (4,068)                     (3,858)
                                                          -----------                 -----------

    Loans, net                                            $   451,217                 $   394,530
                                                          ===========                 ===========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarters and nine months ended September 30, 1999 and 1998 are summarized below:

                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                   ------------------------------    ------------------------------
                                                         1999             1998            1999            1998
                                                   ---------------   ------------    -------------   --------------
Beginning balance                                   $        4,034   $       3,745   $       3,858   $        3,188

Charge-offs:
    Commercial                                                 197             126             424              250
    Real estate mortgages                                       29              19             198              138
    Installment and other loans                                108             114             257              311
                                                    --------------   -------------   -------------   --------------
       Total charge-offs                                       334             259             879              699
                                                    --------------   -------------   -------------   --------------

Recoveries:
    Commercial                                                  16              42              77               73
    Real estate mortgages                                       11               6              22               26
    Installment and other loans                                 18              30              66               95
                                                    --------------   -------------   -------------   --------------
       Total recoveries                                         45              78             165              194
                                                    --------------   -------------   -------------   --------------

Net charge-offs                                                289             181             714              505
                                                    --------------   -------------   -------------   --------------
Provision for loan losses                                      323             319             924            1,200
                                                    --------------   -------------   -------------   --------------

Ending balance                                      $        4,068   $       3,883   $       4,068   $        3,883
                                                    ==============   =============   =============   ==============

Period end total loans, net of
  unearned interest                                 $      455,285   $     405,982   $     455,285   $      405,982
                                                    ==============   =============   =============   ==============

Average loans                                       $      453,061   $     402,873   $     429,191   $      386,066
                                                    ==============   =============   =============   ==============

Ratio of net charge-offs to
    average loans                                             0.06%           0.04%           0.17%            0.13%
Ratio of provision for loan losses
    to average loans                                          0.07%           0.08%           0.22%            0.31%
Ratio of allowance for loan losses
    to ending total loans                                     0.89%           0.96%           0.89%            0.96%
Ratio of allowance for loan losses
    to total nonperforming loans                             68.61%         159.27%          68.61%          159.27%
Ratio of allowance at end of period
    to average loans                                          0.90%           0.96%           0.95%            1.01%

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

During the third quarter of 1999, the Company announced that it had signed an agreement under which its UnionBank/ West subsidiary will acquire the Rushville, Illinois branch office of Associated Bank Illinois, Rockford, Illinois. The acquisition is scheduled to consummate during the fourth quarter of 1999. The addition of the Rushville branch is intended to extend UnionBank/ West's operations into adjacent markets. During the first quarter of 1999, UnionBank/ West opened a branch office in Quincy, Illinois, and in the second quarter UnionBank opened a branch office in Mendota, Illinois. Both of these banking centers were established in order to further reinvest into growth markets. In addition, the Company announced that it had purchased 220,000 of its own shares in a privately negotiated transaction during the first quarter of 1999.

The discussion presented below provides an analysis of the Company's results of operations and financial condition during the quarter and nine months ended September 30, 1999 as compared to the same periods in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations during the quarter and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year of 1999.

SUMMARY OF PERFORMANCE

Net income for the third quarter increased to $1,446,000, or $0.34 per share (diluted), compared to the $1,412,000, or $0.32 per share (diluted), earned in the same period of 1998. This represents a 6.3% increase in per share earnings and a 2.4% increase in net income. Net income for the nine months ended September 30, 1999 increased to $4,247,000, or $0.98 per share (diluted), compared to the $3,975,000, or $0.90 per share (diluted), earned in the same period of 1998. This represents an 8.9% increase in per share earnings and a 6.8% increase in net income. Cash earnings per share for the nine month periods increased to $1.07 from $1.03 during the same time frame. Cash earnings consists of the Company's net income plus the income statement impact of the purchase accounting adjustments, tax affected where appropriate.

Return on average assets was 0.84% for the third quarter of 1999, compared to the 0.86% for the same period in 1998. Return on average assets increased to 0.87% for the nine months ended September 30, 1999, as compared to 0.84% for the same period in 1998. Cash return on average assets for the nine month period was 0.95%, as compared to 0.96% during the same time frame. Cash return on average assets consists of the cash earnings described above divided by average assets less intangibles.

Return on average stockholders' equity was 10.27% for the third quarter of 1999, as compared to 10.30% for the same period in 1998. Return on average stockholders' equity was 10.15% for the nine months ended September 30, 1999, as compared to 10.02% for the same period in 1998. Return on tangible equity capital for the nine month period decreased to 12.81%, as compared to 13.36% during the same time frame.

NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $6,234,000 for the third quarter of 1999, representing an increase of $268,000 or 4.5% over the $5,966,000 earned during the same period in 1998. This improvement in net

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

interest income was attributable to higher interest income of $151,000 and a reduction in interest expense of $117,000.

The net interest margin for the third quarter of 1999 remained stable at 3.92% as compared to 3.93% for the same time frame in 1998. The slight decrease in the net interest margin was primarily attributable to competitive conditions that resulted in the lower pricing of loans in the third quarter of 1999 which contributed to a decrease in average rates earned on the loan portfolio. Specifically, yields on loans decreased 56 basis points to 8.63% in the third quarter of 1999 as compared to 9.19% for the third quarter of 1998. Partially offsetting this was a 30 basis point reduction in the cost of funds which was due to interest bearing liabilities repricing at lower rates.

The $151,000 quarter to quarter improvement in interest income was primarily attributable to a $28.2 million increase in the volume of average earning assets. Offsetting the increase in interest income resulting from higher volumes was a corresponding decrease in the loan yields described above.

The $117,000 decrease in interest expense resulted from a $488,000 decrease associated with rate that was offset by a $371,000 increase in volume. A majority of the decrease in interest expense was related to a 42 basis point decline in rates on time deposits that repriced at lower rates in addition to a reduction of $7.9 million in the volume of federal funds purchased and repurchase agreements. The increase in volume associated with advances from the FHLB was due to the Company's continued utilization of this favorable low cost funding alternative. This particular funding mechanism was employed to attract certain maturities to match and fund term assets.

Net interest income for the nine months ended September 30, 1999 totaled $18,451,000, representing an increase of $748,000 or 4.2% over the $17,703,000 earned during the same period in 1998. This improvement in net interest income was attributable to lower interest expense of $798,000 which was partially offset by lower interest income of $50,000.

The net interest margin for the first nine months of 1999 increased to 4.06% as compared to 4.03% for the same period in 1998. The improvement in the net interest margin was primarily attributable to a $19.7 million increase in the volume of average earning assets in conjunction with a 33 basis point reduction in the cost of funds.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - QUARTER

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                 For the Quarter Ended September 30,
                                          -----------------------------------------------
                                                   1999                     1998
                                          -----------------------  ----------------------
                                                   Interest                Interest              Change Due To:
                                          Average  Income/ Average Average Income/ Average   ------------------------
                                          Balance  Expense Rate    Balance Expense  Rate     Volume     Rate     Net
                                          ------- ------  -------- ------- ------- ------    ------     -----   -----
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits              $ 2,527 $   30    4.71% $  3,293 $    41   4.94%   $   (9)  $    (2) $ (11)
   Securities (1)
     Taxable                              131,912  1,990    5.99%  142,772   2,177   6.05%     (165)      (22)  (187)
     Non-taxable (2)                       41,781    776    7.37%   44,565     852   7.58%      (56)      (20)   (76)
       Total  securities (tax equivalent) 173,693  2,766    6.32%  187,337   3,029   6.41%     (221)      (42)  (263)
                                         -------- ------  ------  -------- ------- ------    ------   -------  -----

     Federal funds sold                     1,452     19    5.19%    9,002     126   5.55%      (99)       (8)  (107)
                                         -------- ------  ------  -------- ------- ------    ------   -------  -----

     Loans (3)(4)
       Commercial                         132,731  2,922    8.73%  116,096   2,751   9.40%      376      (205)   171
       Real estate                        277,023  5,679    8.13%  246,327   5,318   8.57%      643      (282)   361
       Installment and other               43,307    970    8.89%   40,450     964   9.46%       66       (60)     6
       Fees on loans                            -    289       -         -     295      -        36       (42)    (6)
         Net loans (tax equivalent)       453,061  9,860    8.63%  402,873   9,328   9.19%    1,121      (589)   532
                                         -------- ------  ------  -------- ------- ------    ------   -------  -----

           Total interest-earning assets  630,733 12,675    7.97%  602,505  12,524   8.25%      792      (641)   151
                                         -------- ------  ------  -------- ------- ------    ------   -------  -----

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               22,464                   18,745
   Premises and equipment, net             13,755                   14,840
   Other assets                            13,739                   16,675
                                         --------                 --------
     Total nonearning assets               49,958                   50,260
                                         --------                 --------

       Total assets                      $680,691                 $652,765
                                         ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                          $ 59,578 $  341    2.27% $ 61,103 $   371   2.41%   $   (9)   $  (21) $ (30)
   Money market accounts                   34,578    311    3.57%   28,652     267   3.70%       54       (10)    44
   Savings deposits                        55,127    373    2.68%   62,811     495   3.13%      (56)      (66)  (122)
   Time deposits                          359,426  4,700    5.19%  327,229   4,631   5.61%      433      (364)    69
   Federal funds purchased and
     repurchase agreements                 10,157    134    5.23%   18,085     251   5.51%     (105)      (12)  (117)
   Advances from FHLB                      29,027    398    5.44%   24,445     346   5.62%       63       (11)    52
   Notes payable                           10,076    184    7.24%   10,545     197   7.41%       (9)       (4)   (13)
                                         -------- ------  ------  -------- ------- ------    ------    ------  -----

     Total interest-bearing liabilities   557,969  6,441    4.58%  532,870   6,558   4.88%      371      (488)  (117)
                                         -------- ------  ------  -------- ------- ------    ------    ------  -----

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            60,663                   63,665
   Other liabilities                        6,213                    1,857
                                         --------                 --------
     Total noninterest-bearing
        liabilities                        66,876                   65,522
                                         --------                 --------
   Stockholders' equity                    55,846                   54,373
                                         --------                 --------

   Total liabilities and
     stockholders' equity                $680,691                 $652,765
                                         ========                 ========
   Net interest income (tax equivalent)           $6,234                  $  5,966           $  421   $  (153) $ 268
                                                  ======                  ========           ======   =======  =====
   Net interest income (tax
     equivalent) to total
     earning assets                                         3.92%                    3.93%
   Interest-bearing liabilities
     to earning assets                      88.46%                   88.44%
                                         --------                 --------

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - NINE MONTHS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                               For the Nine Months Ended September 30,
                                          ------------------------------------------------
                                                   1999                     1998
                                          -----------------------  -----------------------
                                                  Interest                 Interest              Change Due To:
                                          Average Income/ Average Average  Income/ Average   -------------------------
                                          Balance Expense  Rate   Balance  Expense  Rate     Volume     Rate     Net
                                          ------- ------- ------ --------- ------- -------   ------   -------  -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits             $  1,716 $   64    4.99% $  1,484 $    91   8.20%   $   13  $   (40) $   (27)
   Securities (1)
     Taxable                              134,495  6,132    6.10%  153,931    7072   6.14%     (894)     (46)    (940)
     Non-taxable (2)                       40,882  2,274    7.44%   41,502   2,397   7.72%      (68)     (55)    (123)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

       Total securities (tax equivalent) $175,377  8,406    6.41%  195,433   9,469   6.48%     (962)    (101)  (1,063)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

     Federal funds sold                       951     44    6.19%    5,131     222   5.78%     (193)      15     (178)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

     Loans (3)(4)
       Commercial                         122,528  8,140    8.88%  107,269   7,678   9.57%    1,041     (579)     462
       Real estate                        267,559 16,432    8.21%  236,290  15,299   8.66%    1,955     (822)   1,133
       Installment and other               39,104  2,656    9.08%   41,883   2,973   9.49%     (192)    (125)    (317)
       Fees on loans                            -    941       -         -   1,001      -       126     (186)     (60)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

         Net loans (tax equivalent)       429,191 28,169    8.78%  385,442  26,951   9.35%    2,930   (1,712)   1,218
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

           Total interest-earning assets  607,235 36,683    8.08%  587,490  36,733   8.36%    1,788   (1,838)     (50)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------


NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               21,430                   17,050
   Premises and equipment, net             13,816                   14,727
   Other assets                            12,407                   15,921
                                         --------                 --------
     Total nonearning assets               47,653                   47,698
                                         --------                 --------

       Total assets                      $654,888                 $635,188
                                         ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                          $ 55,422 $  941    2.27% $ 56,522 $ 1,022   2.42%   $  (19) $   (62) $   (81)
   Money market accounts                   32,695    858    3.51%   29,065     783   3.60%       95      (20)      75
   Savings deposits                        57,146  1,188    2.78%   61,612   1,388   3.01%      (97)    (103)    (200)
   Time deposits                          334,939 13,077    5.22%  320,264  13,582   5.67%      604   (1,109)    (505)
   Federal funds purchased and
     repurchase agreements                 14,607    558    5.11%   17,665     763   5.77%     (123)     (82)    (205)
   Advances from FHLB                      27,249  1,109    5.44%   21,706     918   5.65%      226      (35)     191
   Notes payable                            9,433    501    7.10%   10,403     574   7.38%      (52)     (21)     (73)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

     Total interest-bearing liabilities   531,491 18,232    4.59%  517,237  19,030   4.92%      634   (1,432)    (798)
                                         -------- ------  ------  -------- ------- ------    ------  -------  -------

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            60,711                   59,184
   Other liabilities                        6,731                    5,717
                                         --------                 --------
     Total noninterest-bearing
       liabilities                         67,442                   64,901
                                         --------                 --------
   Stockholders' equity                    55,955                   53,050
                                         --------                 --------

   Total liabilities and
     stockholders' equity                $654,888                 $635,188
                                         ========                 ========
   Net interest income (tax equivalent)           18,451                   $17,703           $1,154  $  (406)  $   748
                                                  ======                   =======           ======  =======   =======
   Net interest income (tax
     equivalent) to total
     earning assets                                         4.06%                    4.03%
   Interest-bearing liabilities
     to earning assets                      87.53%                   88.04%
                                         --------                 --------

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operating expense for the third quarter of 1999 equaled $323,000 as compared to $319,000 for the same quarter in 1998. For the nine month period ending September 30, 1999, the provision for loan losses charged to operating expense equaled $924,000 as compared to $1,200,000 for the like period in 1998. The amount of the provision for loan losses is dependent upon management's assessment of its loan portfolio, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and prevailing economic conditions.

NONINTEREST INCOME

Noninterest income totaled $2,506,000 for the quarter ended September 30, 1999, as compared to $1,834,000 for the same time frame in 1998. Exclusive of net securities gains, noninterest income increased by $692,000 or a 38.2% improvement. The bulk of the increase was largely related to insurance commissions and fees totaling $608,000 that were associated with the fourth quarter of 1998 acquisition of an insurance agency. Also contributing to the improvement in noninterest income was growth in mortgage banking income of $132,000, increases in revenue associated with internet service provider (ISP) of $79,000, and merchant fee income of $73,000. This was offset by a $198,000 decrease in other income related to a $122,000 gain on sale of property taken during the third quarter of 1998 and $49,000 in revenue from a collection agency the Company divested during the fourth quarter of 1998.

Noninterest income totaled $7,074,000 for the nine months ended September 30, 1999, as compared to $5,202,000 for the same time frame in 1998. Factoring out net securities gains, noninterest income increased by $1,806,000 or a 35.1% improvement. The 35.1% increase was largely reflective of the same items discussed regarding the third quarter income.

NONINTEREST EXPENSE

Noninterest expense totaled $6,013,000 for the quarter ended September 30, 1999, increasing by $931,000 or 18.3% from the same time frame in 1998. Salaries and employee benefits accounted for $523,000 or 56.2% of the increase and was attributable to salary and commission costs associated with the newly acquired insurance agency, as well as to regular merit increases, basic incentive compensation, and the initial staffing and related compensation costs of two new banking centers. The increase in net occupancy and other expense category was primarily associated with normal operating expense from the acquired insurance agency and start-up expenses for the two new banking centers. These additional costs were offset in part by expense decreases spread among various categories of miscellaneous expense.

Noninterest expense totaled $17,547,000 for the nine months ended September 30, 1999, increasing by $2,594,000 or 17.4% from the same time frame in 1998. The 17.4% increase was largely reflective of the same items discussed regarding the third quarter expenses.

INCOME TAX EXPENSE

Income tax expense for the quarter ended September 30, 1999, increased to $662,000 as compared to $658,000 for the comparable period in 1998. As a percentage of income before taxes, the provision for income taxes decreased to 31.4% from 31.8% for the same period in 1998.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Income tax expense for the nine months ended September 30, 1999, increased to $1,948,000 as compared to $1,859,000 for the comparable period in 1998. As a percentage of income before taxes, the provision for income taxes decreased to 31.4% from 31.9% for the same period in 1998.

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At September 30, 1999, nonperforming assets totaled $6,156,000 versus the $2,899,000 that existed as of December 31, 1998. The level of nonperforming loans to total end of period loans was 1.30% at September 30, 1999, as compared to 0.65% at December 31, 1998. The increase in nonperforming loans was primarily related to the inclusion of three large credits placed on nonaccrual since December 31, 1998. Excluding these three credits, the ratio would be 0.65%. One of the credits totaling $857,000 is a general contractor loan where the debtor on September 22, 1999 filed for protection under Chapter 7 of the Bankruptcy Code. Based on its investigation to this point, management, in conjunction with legal counsel, has not yet determined the Company's potential loss and is reviewing alternatives to minimize corporate exposure as it relates to this credit. The two remaining credits are secured by real estate and management does not anticipate substantial loss. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                      1999                            1998
                                                       -----------------------------------  -----------------------
                                                         Sep 30,     Jun 30,      Mar 31,     Dec 31,      Sep 30,
                                                       ----------  ----------   ----------  ----------   ----------
Nonaccrual and impaired loans not
  accruing                                             $    4,397  $    3,045   $    2,291  $    1,487   $    1,783
Impaired and other loans 90 days past
 due and still accruing interest                            1,532         913        1,515       1,111          655
                                                       ----------  ----------   ----------  ----------   ----------
     Total nonperforming loans                              5,929       3,958        3,806       2,598        2,438
Other real estate owned                                       227         279          398         201          322
Other nonperforming assets (1)                                  -           -            -         100          100
                                                       ----------  ----------   ----------  ----------   ----------

     Total nonperforming assets                        $    6,156  $    4,237   $    4,204  $    2,899   $    2,860
                                                       ==========  ==========   ==========  ==========   ==========

Nonperforming loans to total end of period loans             1.30%       0.90%        0.91%       0.65%        0.60%
Nonperforming assets to total end of period loans            1.35        0.96         1.01        0.73         0.70
Nonperforming assets to total end of period assets           0.90        0.63         0.66        0.46         0.44

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

Transactions in the allowance for loan losses during the quarter and nine months ended September 30, 1999 and 1998 are summarized in the table on page 7. At September 30, 1999, the allowance for loan losses totaled $4,068,000 and was 0.89% of total loans outstanding as compared to $3,883,000 or 0.96% at September 30, 1998. During the same time frame, net charge-offs increased to $289,000 during the third quarter of 1999 as compared to $181,000 for the like period in 1998.

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

                                                                December 31,                Minimum          Well
                                           Sep 30,       ----------------------------       Capital      Capitalized
                                            1999             1998            1997            Ratios         Ratios
                                        ------------     ------------    ------------        ------         ------
Tier 1 risk-based capital               $     48,882    $      47,297    $     41,180
Tier 2 risk-based capital                      4,925            5,215           4,545
Total capital                                 53,807           52,512          45,725
Risk-weighted assets                         482,956          429,325         385,685
Capital ratios
     Tier 1 risk-based capital                 10.12%           11.02%          10.68%        4.00%          6.00%
     Tier 2 risk-based capital                 11.14            12.23           11.86         8.00          10.00
     Leverage ratio                             7.27             7.66            6.64         4.00           5.00

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The ratio of Tier
1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.12% and 11.14%, respectively, at September 30, 1999. The Company currently exceeds, and expects to continue to exceed, regulatory minimums.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of assets. Additional sources of liquidity, including cash flow from both the repayment of loans and the securitization of assets, are also considered in determining whether liquidity was satisfactory. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net increase in cash and cash equivalents of $2,242,000 from December 31, 1998 to September 30, 1999. This usage was primarily related to the net increase in loans. This was partially offset by increased deposits, proceeds from notes payable, and further utilization of advances from the Federal Home Loan Bank. For more detailed cash flow information, see the Company's Consolidated Statements of Cash Flows located on page 4.

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

One method of analyzing interest rate risk is to evaluate the balance of the Company's interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume, term, and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999. The table was prepared assuming loans prepay at varying degrees, based on type, maturity, and rate. All the NOW

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

accounts, money market accounts, and savings accounts reprice in three months or less, and certificates of deposit have been included based on contractual maturity.

                                                                    September 30, 1999
                                          ----------------------------------------------------------------------
                                          3 months    3 months to  6 months    1 year to    Over
                                           or less    6 months     to 1 year   5 years     5 years     Total
                                          ---------   ---------   ---------   ---------   ---------    --------
INTEREST-EARNING ASSETS
    Interest-bearing balances             $   2,444   $       -   $       -   $       -   $       -    $  2,444
    Federal funds sold                            -           -           -           -           -           -
    Securities                               62,834       7,338      10,625      40,360      49,031     170,188
    Loans                                   104,367      46,686      61,727     190,627      51,878     455,285
                                          ---------   ---------   ---------   ---------   ---------    --------

       Total interest-earning assets      $ 169,645   $  54,024   $  72,352   $ 230,987   $ 100,909    $627,917
                                          =========   =========   =========   =========   =========    ========

INTEREST-BEARING LIABILITIES
    NOW accounts                          $  54,927   $       -   $       -   $       -   $       -    $ 54,927
    Money market accounts                    34,858           -           -           -           -      34,858
    Savings                                  52,734           -           -           -           -      52,734
    Time deposits                           101,678      93,932      99,859      76,314         220     372,003
                                          ---------   ---------   ---------   ---------   ---------    --------

       Total interest-bearing deposits      244,197      93,932      99,859      76,314         220     514,522

    Federal funds and repurchase agreements   7,530         145       1,018         506          -        9,199
    Advances from FHLB                        1,000       1,000       5,025      13,408       4,300      24,733
    Notes payable                            10,000           -           -           -           -      10,000
                                          ---------   ---------   ---------   ---------   ---------    --------

       Total interest-bearing liabilities $ 262,727   $  95,077   $ 105,902   $  90,228   $   4,520    $558,454
                                          =========   =========   =========   =========   =========    ========

Period interest sensitivity gap           $ (93,082)  $ (41,053)  $ (33,550)  $ 140,759   $  96,389    $ 69,463
Cumulative interest sensitivity gap         (93,082)   (134,135)   (167,685)    (26,926)     69,463
Cumulative gap as a percent of total assets  (13.67)%    (19.69)%    (24.62)%     (3.95)%     10.20%
Cumulative interest-sensitive assets as a
  percent of cumulative interest-sensitive
  liabilities                                 64.57%      62.51%      63.84%      95.14%     112.44%

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

The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and was subject to competitive and other pressures. As of September 30, 1999, the Company held approximately $32,387,000 (at amortized cost) in mortgage-backed securities. Although the mortgage-backed securities have various stated maturities, it is not uncommon for mortgage-backed securities to prepay outstanding principal prior to stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

In addition to the interest rate-sensitivity analysis, the Company also measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The assumption in the tables below is that assets will reprice faster than liabilities due to market constraints and management's assessment of their assets and liabilities. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 1999.

                                                                    September 30, 1999
                                           ---------------------------------------------------------------
                                                                    Net Interest Income
                                           ---------------------------------------------------------------
                                                 Amount                     Change               Change
                                                 ------                     ------               ------
                                                                  (Dollars in Thousands)

         +200 bp                            $    22,514                $      (938)              (4.00)%
         +100 bp                                 22,925                       (527)              (2.25)
            Base                                 23,452                          -                   -
         -100 bp                                 23,761                        309                1.32
         -200 bp                                 23,149                       (303)              (1.29)

Based upon the Company's model at September 30, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.00% or approximately $938,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 1.29% or approximately $303,000. The reason for this is even though the preceding table shows the Company as having a negative gap, certain core deposits may not reprice when rates decrease depending on market conditions. This causes the decline in net interest income.

                                                    December 31, 1998
                          ---------------------------------------------------------------
                                                     Net Interest Income
                          ---------------------------------------------------------------
                              Amount                     Change                Change
                              ------                     ------                ------
                                                 (Dollars in Thousands)

         +200 bp           $    20,811                $      (652)              (3.04)%
         +100 bp                21,155                       (308)              (1.43)
            Base                21,463                          -                   -
         -100 bp                21,542                         80                0.37
         -200 bp                20,882                       (580)              (2.70)

Based upon the Company's model at December 31, 1998, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.04% or approximately $652,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 2.70% or approximately $580,000. The reason for this is that even though at year-end the Company shows having a negative gap, certain core deposits may not reprice when rates decrease depending on market conditions. This causes the decline in net interest income.

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

The status of each of the five phases of the FFIEC Year 2000 plan are:

     1.   Awareness                 100% complete
     2.   Assessment                100% complete
     3.   Renovation                100% complete
     4.   Validation                100% complete
     5.   Implementation            95% complete

The 5% of implementation which remains to be completed consists of converting the remaining customers of a legacy system for ACH origination to the new system that is documented and tested by the vendor as being Year 2000 compliant.

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

SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, and deposits provide the revenues in the banking segment, and mortgage banking, insurance, trust and holding company services are categorized as other segments. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals. Prior to the fourth quarter of 1998, the Company did not offer insurance services.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                               September 30, 1999
                                                ----------------------------------------------
                                                    Banking           Other       Consolidated
                                                    Segment         Segments         Totals
                                                    -------         --------         ------

Net interest income (loss)                        $ 18,094         $   (502)       $ 17,592
Other revenue                                        4,398            2,676           7,074
Other expense                                       12,049            3,605          15,654
     Noncash items
         Depreciation                                  713              521           1,234
         Provision for loan loss                       924               --             924
         Goodwill and other intangibles                513              146             659
     Segment profit                                  8,293           (2,098)          6,195
     Segment assets                                677,332            3,819         681,151


                                                            September 30, 1999
                                                ----------------------------------------------
                                                    Banking           Other       Consolidated
                                                    Segment         Segments         Totals
                                                    -------         --------         ------
     Net interest income (loss)                   $ 17,427         $   (594)       $ 16,833
     Other revenue                                   4,593              609           5,202
     Other expense                                  11,608            1,428          13,036
     Noncash items
         Depreciation                                  685              539           1,224
         Provision for loan loss                     1,200               --           1,200
         Goodwill and other intangibles                652               41             693
     Segment profit                                  7,875           (2,041)          5,834
     Segment assets                                643,921            3,336         647,257

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Default Upon Senior Securities
        ------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits:

        27.1 Financial Data Schedule

        Reports on Form 8K:

        None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNIONBANCORP, INC.


Date: November __, 1999                /s/ R. SCOTT GRIBSBY
     -------------------------         -----------------------------------
                                       R. Scott Grigsby
                                       Chairman of the Board and
                                       Chief Executive Officer



Date: November __, 1999                /s/ CHARLES J. GRAKO
     -------------------------         -----------------------------------
                                       Charles J. Grako
                                       President and Chief Financial Officer