Form 10-K405
period 1999-12-31
UNIONBANCORP INC
filed 2000-03-30
CIK 1019650

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 3, 2000, the Registrant had issued and outstanding 4,047,309 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2000, was $22,579,490.*


* Based on the last reported price $12.125 of an actual transaction in the Registrant's Common Stock on March 3, 2000, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.


DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report") are incorporated by reference into Part II of this Form 10-K.

Certain portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                                   Form 10-K

                               Table of Contents


                                     Part I

Item 1.      Description of Business..................................................  1
             A.    The Company
             B.    Regulation and Supervision

Item 2.      Properties............................................................... 10
Item 3.      Legal Proceedings........................................................ 11
Item 4.      Submission of Matters to a Vote of Security Holders...................... 11

                                    Part II

Item 5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters.......................................... 11
Item 6.      Selected Consolidated Financial Data..................................... 12
Item 7.      Management's Discussion and Analysis of Results of Operations and
                 Financial Condition.................................................. 12
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk................ 12
Item 8.      Financial Statements and Supplementary Data.............................. 12
Item 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .................................................... 13

                                   Part III

Item 10.     Directors and Executive Officers of the Registrant....................... 13
Item 11.     Executive Compensation................................................... 13
Item 12.     Security Ownership of Certain Beneficial Owners and Management........... 13
Item 13.     Certain Relationships and Related Transactions........................... 13

                                   Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.......................................................... 14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

GENERAL

         The Company, a Delaware corporation, is a regional financial services company based in Ottawa, Illinois, which has four bank subsidiaries (the "Banks"). The Banks serve communities throughout Central and Northern Illinois through twenty-nine locations, including its newest branch opened in Rushville, Illinois during the fourth quarter of 1999. The Company also has three non-bank subsidiaries, UnionData Corp., Inc. ("UnionData"), which provides data processing services; UnionTrust Corporation ("UnionTrust", formerly known as Union Corporation), a trust company which also serves as an owner and lessor of banking offices to certain of the Banks; and Union Financial Services, Inc., an insurance/brokerage agency with its headquarters located in Peru, Illinois. The Banks and the three non-bank subsidiaries are collectively referred to as the "Subsidiaries." At December 31, 1999, the Company had consolidated assets of approximately $704.1 million, deposits of approximately $594.2 million and stockholders' equity of approximately $56.3 million.

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

COMPETITION

         The Company's market area is highly competitive. Within the thirteen Illinois counties served by the Company's banking offices, many commercial banks, savings and loan associations and credit unions currently operate offices. In addition, many other financial institutions based in surrounding communities and in Chicago, Illinois, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

         The Company competes for loans principally through the range and quality of the services it provides and through competitive interest rates and loan fees. The Company believes that its long-standing presence in the communities it serves and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

         Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

         At December 31, 1999, the Company employed 370 full-time equivalent employees. The Company places high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

         On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or

(iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of UnionBancorp, Prairie, as the sole or controlling shareholder of UnionBancorp/Northwest and UnionBancorp/Central and Country, as the sole shareholder of UnionBancorp/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

         The BHCA also generally prohibits the Company, Prairie and Country from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

         As of December 31, 1999, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                       RISK-BASED                        LEVERAGE
                     CAPITAL RATIO                     CAPITAL RATIO
                     -------------                     -------------
Company                  11.04%                            7.20%



Prairie                  13.98%                            8.61%

Country                  12.98%                            7.57%


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

THE BANKS

         All of the Banks are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). The Banks are also members of the Federal Reserve System ("member banks"). As Illinois-chartered, FDIC-insured member banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

         During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices,
(ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Banks paid FICO assessments totaling $109,830.

         SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1999, the Banks paid supervisory assessments to the Commissioner totaling $100,073.

         CAPITAL REQUIREMENTS. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

         During the year ended December 31, 1999, none of the Banks was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                       RISK-BASED                   LEVERAGE
                                     CAPITAL RATIO               CAPITAL RATIO
                                     -------------               -------------
UnionBank                                11.13%                      7.88%

UnionBank/ Central                       13.67%                      8.37%

UnionBank/ West                          13.05%                      7.61%

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, each of the Banks was well capitalized, as defined by Federal Reserve regulations.

         Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

         DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $5.5 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

         STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

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

ITEM 2.  PROPERTIES

         At December 31, 1999, the Company operated 29 banking offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned either by one of the Banks or by UnionTrust Corporation and are not subject to any mortgage or material encumbrance. The Company believes that its current facilities are adequate for its existing business. During the fourth quarter of 1999, the Company opened a branch located in Rushville, Illinois.


     AFFILIATE                        MARKETS SERVED                  PROPERTY/TYPE LOCATION
     ---------                        --------------                  ----------------------
     The Company                                                      Administrative Office:  Ottawa, IL

     UnionBank                        LaSalle, Grundy,                Main Office: Streator, IL
                                      Livingston, Kane, Kendall       Thirteen banking offices located
                                      and DeKalb Counties             in markets served.

     UnionBank/Central                Bureau and LaSalle              Main Office: Princeton, IL
                                      Counties                        Five banking offices located in
                                                                      markets served.

     UnionBank/West                   McDonough, Adams,               Main Office: Macomb, IL
                                      Hancock, Pike, and              Nine banking offices located in
                                      Schuyler Counties               markets served.

     UnionBank/Northwest              Jo Davies County               Main Office: Hanover, IL
                                                                     Two banking offices located in
                                                                     markets served.

     UnionData Corp, Inc.             LaSalle and McDonough          Main Office: Streator, IL
                                      Counties                       Additional office located in
                                                                     Macomb, IL

     UnionFinancial Services, Inc.    LaSalle and Adams              Main Office: Peru, IL
                                      Counties                       Additional offices located in
                                                                     Mendota, Spring Valley, and
                                                                     Quincy, IL

     UnionTrust Corporation           Bureau, LaSalle and            Main Office: Ottawa, IL
                                      McDonough Counties             Additional offices located in
                                                                     Streator, Princeton and Macomb

         In addition to the banking locations listed above, the Banks own 30 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

         At December 31, 1999, the properties and equipment of the Company had an aggregate net book value of approximately $13.4 million.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was held by approximately 640 stockholders of record as of March 3, 2000, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.


                                                            STOCK SALES
                                                       ----------------------         CASH
                                                         HIGH           LOW         DIVIDENDS
                                                       --------       -------      -----------
1998
  First Quarter.....................................    21.13          18.13         0.035
  Second Quarter....................................    21.00          18.50         0.035
  Third Quarter.....................................    18.88          13.75         0.035
  Fourth Quarter....................................    17.00          11.75         0.040

1999
  First Quarter.....................................    17.00          13.75         0.040
  Second Quarter....................................    16.50          12.50         0.040
  Third Quarter.....................................    18.13          14.50         0.050
  Fourth Quarter....................................    18.00          12.50         0.050

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

         Except in connection with stock dividends and stock splits, and as described herein, the Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended. As consideration for the acquisition of Credit Recovery, consummated on August 1, 1996, the Company issued 9,090 shares of Common Stock to the sole stockholder of Credit Recovery. As partial consideration for the acquisition of Prairie, which was consummated on August 6, 1996, the Company issued 710,576 shares of Common Stock and 2,762.24 shares of Series A Preferred Stock to the holders of shares of Prairie Common Stock, and issued 857 shares of Series B Preferred Stock to the holders of Prairie's Series A Preferred Stock electing to receive securities in lieu of cash. The Company also issued an aggregate of 19,829 shares of its Common Stock during 1997 in connection with the acquisition of minority interests of certain of the Banks Subsidiaries. Also, as partial consideration for the acquisition of the Mercier Insurance Agency, which was consummated on October 30, 1998, the Company issued 123,529 shares of Common Stock. The Company believes all of the securities issued in connection with the acquisitions of Prairie, Credit Recovery, Mercier, and minority interests in the Banks Subsidiaries were issued in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Selected consolidated financial data for the five years ended December 31, 1999, consisting of data captioned "Selected Consolidated Financial Data" on page 1 of the Company's 1999 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information beginning on page 2 of the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company" is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to pages 2 through 27 of the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company," which is incorporated by reference pursuant to Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1999 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the year ended December 31, 1999, together with the related notes and the report of Crowe, Chizek and Company LLP, independent auditors, on pages 28 to 64 of the Company's 1999 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information beginning on page 2 of the Company's 2000 Proxy Statement under the caption "Election of Directors" and on pages 4 through 7 of the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2000 Proxy Statement is noted below.

EXECUTIVE OFFICERS

         The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2000 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 1999, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

         CHARLES J. GRAKO, 46, has been the President of the Company since 1999. He also serves as Chief Financial Officer, a position which he has held since 1990. Mr. Grako was the Executive Vice President of the Company until becoming President in 1999. He also serves as Secretary of the Company and Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

         WAYNE L. BISMARK, 55, is the Executive Vice President and Chief Credit Officer of the Company. Mr. Bismark joined the Company in 1994. Prior to joining the Company, Mr. Bismark had been employed since 1983 in the Financial Institutions Division of the LaSalle National Bank in Chicago, Illinois. He is responsible for the overall performance of the Company's lending activities. Mr. Bismark has worked in the banking industry for almost 25 years, with extensive experience in lending and product sales at both the wholesale and retail levels. Mr. Bismark serves as a director of a local social service agency and is active in many civic organizations. He is also active in regional economic development associations and professional banking organizations.

ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 7 and 8 of the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 4 through 7 of the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on pages 13 through 14 of the 2000 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements

         N/A

(a)(2)   Financial Statement Schedules

         N/A

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)      Financial Data Schedule

         Exhibit 27.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                         UnionBancorp, Inc.


                                         /s/ Charles J. Grako
                                         --------------------------------------
                                         Charles J. Grako
                                         President and Principal Financial
                                         and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.


       SIGNATURE                                     TITLE
       ---------                                     -----

/s/ Richard J. Berry                       Director
-------------------------------
Richard J. Berry


/s/ Walter E. Breipohl                     Director
-------------------------------
Walter E. Breipohl


/s/ L. Paul Broadus                        Director
-------------------------------
L. Paul Broadus


/s/ John Michael Daw                       Director
-------------------------------
John Michael Daw


/s/ Robert J. Doty                         Director
-------------------------------
Robert J. Doty


/s/ Charles J. Grako                       President,  Chief  Financial and  Accounting  Officer
-------------------------------            and Director
Charles J. Grako


/s/ Jimmie D. Lansford                     Director
-------------------------------
Jimmie D. Lansford


/s/ Lawrence J. McGrogan                   Director
-------------------------------
Lawrence J. McGrogan


/s/ I. J. Reinhardt, Jr.                   Director
-------------------------------
I. J. Reinhardt, Jr.


/s/ Joseph D. O'Brien, Jr.                 Director
-------------------------------
Joseph D. O'Brien, Jr.


/s/ Scott C. Sullivan                      Director
-------------------------------
Scott C. Sullivan


/s/ John A. Shinkle                        Director
-------------------------------
John A. Shinkle


/s/ John A. Trainor                        Chairman of the Board and Director
-------------------------------
John A. Trainor

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                                            INCORPORATED
  EXHIBIT                                                    HEREIN BY                            FILED
    NO.                DESCRIPTION                          REFERENCE TO                         HEREWITH
    ---                -----------                          ------------                         --------
    3.1      Restated Certificate of                Incorporated by reference from
             Incorporation of                       Exhibit 3.1 to the Registration
             UnionBancorp, Inc., as amended         Statement on Form S-1 filed by
                                                    the Company on August 19, 1996
                                                    (SEC File No. 33-9891), as amended

    3.2      Bylaws of UnionBancorp, Inc.           Incorporated by reference from
                                                    Exhibit 3.2 to the Registration
                                                    Statement on Form R-1 filed by
                                                    the Company on August 19, 1996
                                                    (SEC File No. A3-9891), as amended

    4.1      Certificate of Designation,            Incorporated by reference from
             Preferences and Rights of              Exhibit 4.3 to the Registration
             Series A Convertible                   Statement on Form S-1 filed by the
             Preferred Stock of                     Company on August 19, 1996 (SEC
             UnionBancorp, Inc.                     File No. 33-9891), as amended

    4.2      Certificate of Designation,            Incorporated by reference from
             Preferences and Rights of              Exhibit 4.4 to the Registration
             Series B Preferred Stock of            Statement on Form S-1 filed by the
             UnionBancorp, Inc.                     Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

    4.3       Certificate of Designation,           Incorporated by reference from
              Preferences and Rights of             Exhibit 4.5 to the Registration
              Series C Junior Participating         Statement on Form S-1 filed by the
              Preferred Stock                       Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

    4.4       Specimen Common Stock                 Incorporated by reference from
              Certificate of UnionBancorp,          Exhibit 4.6 to the Registration
              Inc.                                  Statement on Form S-1 filed by the
                                                    Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

    4.5       Rights Agreement between              Incorporated by reference from
              UnionBancorp, Inc. and                Exhibit 4.7 to the Registration


                                                            INCORPORATED
  EXHIBIT                                                    HEREIN BY                            FILED
    NO.                DESCRIPTION                          REFERENCE TO                         HEREWITH
    ---                -----------                          ------------                         --------
              Harris Trust and Savings              Statement on Form S-1 filed by the
              Bank, dated August 5, 1996            Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

   10.2       Employment Agreement dated            Incorporated by reference from
              March 1, 1994, among                  Exhibit 10.2 to the Registration
              UnionBank, UnionBancorp, Inc.         Statement on Form S-1 filed by the
              and Wayne L. Bismark, as              Company on August 19, 1996 (SEC
              amended on April 4, 1996              File No. 33-9891), as amended

   10.4       Employment Agreement dated            Incorporated by reference from
              January 1, 1992, by and among         Exhibit 10.4 to the Registration
              UnionBank, UnionBancorp, Inc.         Statement on Form S-1 filed by the
              and Everett J. Solon, as              Company on August 19, 1996 (SEC
              amended on October 1, 1993,           File No. 33-9891), as amended
              April 11, 1996 and August 5,
              1996

   10.5       Employment Agreement dated            Incorporated by reference from
              June 3, 1996, between                 Exhibit 10.5 to the Registration
              UnionBancorp, Inc. and John           Statement on Form S-1 filed by the
              M. Daw                                Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

   10.8       Registration Agreement dated          Incorporated by reference from
              August 6, 1996, between               Exhibit 10.10 to the Registration
              UnionBancorp, Inc. and each           Statement on Form S-1 filed by the
              of Wayne W. Whalen and Dennis         Company on  August 19, 1996 (SEC
              J. McDonnell                          File No. 33-9891), as amended

   10.9       Loan Agreement between                Incorporated by reference from
              UnionBancorp, Inc. and                Exhibit 10.11 to the Registration
              LaSalle National Bank dated           Statement on Form S-1 filed by the
              August 2, 1996                        Company on August 19, 1996 (SEC
                                                    File No. 33-9891), as amended

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


                                                            INCORPORATED
  EXHIBIT                                                    HEREIN BY                            FILED
    NO.                DESCRIPTION                          REFERENCE TO                         HEREWITH
    ---                -----------                          ------------                         --------
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

   13.1       1999 Annual Report to                                                                 *
              Stockholders (as incorporated
              by reference into this Form 10-K)

   21.1       Subsidiaries of UnionBancorp, Inc.                                                    *

   23.1       Consent of Crowe, Chizek and                                                          *
              Company LLP

   27.1       Financial Data Schedule                                                               *

   99.1       2000 Proxy Statement (as              Incorporated by reference from
              Incorporated by reference             the Schedule 14A filed by the
              into this Form 10-K)                  Company on March 17, 2000 (SEC
                                                    File No. 0-28846)