Form 10-Q
period 2000-03-31
UNIONBANCORP INC
filed 2000-05-12
CIK 1019650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
        PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                               UNIONBANCORP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                0-28846             36-3145350
       ---------------------------------------------------------------------
      (State or other jurisdiction    (Commission           (IRS Employer
             of incorporation)        File Number)        Identification No.)



                   122 West Madison Street, Ottawa, IL 61350
                   -----------------------------------------


               (Address of principal executive offices) (Zip Code)
                                 (815) 434-3900
          ------------------------------------------------------------
                 Registrant's telephone number, including area code
                                       N.A.

          ------------------------------------------------------------
            (Former name and address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  [X]      NO  [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


           Class                           Shares outstanding at May 12, 2000
-----------------------------              -----------------------------------

Common Stock, Par Value $1.00                          3,950,709

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o    Consolidated  Balance Sheets                                        1

o    Consolidated Statements of Income                                   2

o    Consolidated Statements of Cash Flows                               3

o    Notes to Unaudited Consolidated Financial Statements                4 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8 - 19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities                                           20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                               21

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
THREE MONTHS ENDED
MARCH 31, 2000 AND DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------
                                                                                   MARCH 31,      December 31,
                                                                                     2000             1999
                                                                                 ------------    ------------
ASSETS
Cash and cash equivalents                                                        $     23,206    $     27,230
Securities available-for-sale                                                         171,296         173,893
Loans                                                                                 477,524         472,395
Allowance for loan losses                                                              (4,103)         (3,691)
                                                                                 ------------    ------------
    Net loans                                                                         473,421         468,704
Premises and equipment, net                                                            13,131          13,446
Intangible assets, net                                                                 10,586          10,862
Mortgage servicing rights                                                               1,224           1,201
Other assets                                                                           10,484           8,741
                                                                                 ------------    ------------

           TOTAL ASSETS                                                          $    703,348    $    704,077
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Noninterest-bearing                                                      $     65,372    $     67,634
        Interest-bearing                                                              530,768         526,564
                                                                                 ------------    ------------
           Total deposits                                                             596,140         594,198
    Federal funds purchased and securities sold under agreements
      to repurchase                                                                     2,205           5,308
    Advances from the Federal Home Loan Bank                                           31,733          32,733
    Notes payable                                                                      10,775           9,500
    Other liabilities                                                                   6,844           5,140
                                                                                 ------------    ------------
           TOTAL LIABILITIES                                                          647,697         646,879
                                                                                 ------------    ------------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                              857             857
                                                                                 ------------    ------------

Stockholders' equity
    Preferred stock; 200,000 shares authorized; none issued                                --              --
    Series A convertible preferred stock; 2,765 shares authorized,
    2,762.24 shares outstanding (aggregate liquidation
    preference of $2,762)                                                                 500             500

    Series C preferred stock; 4,500 shares authorized; none issued                         --              --
    Common stock, $1 par value; 10,000,000 shares authorized;
      4,540,972 shares at March 31, 2000 and 4,538,572
        shares at December 31, 1999                                                     4,541           4,539
    Surplus                                                                            21,627          21,608
    Retained earnings                                                                  36,449          35,743
    Accumulated other comprehensive loss                                               (3,016)         (1,995)
    Unearned compensation under stock option plans                                       (183)           (204)
                                                                                 ------------    ------------
                                                                                       59,918          60,191
    Treasury stock, at cost; 590,263 shares
      at March 31, 2000 and 491,263 at December 31, 1999                               (5,124)         (3,850)
                                                                                 ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                                                  54,794          56,341
                                                                                 ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    703,348    $    704,077
                                                                                 ============    ============

           See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
THREE MONTHS ENDED MARCH 31, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------

                                                         Three Months Ended
                                                             March 31,
                                                      ---------------------------
                                                         2000            1999
                                                      ------------   ------------
Interest income
   Loans                                              $     10,277   $      8,888
   Securities
      Taxable                                                2,142          2,152
      Exempt from federal income taxes                         493            486
   Federal funds sold and other                                 21             19
                                                      ------------   ------------
         TOTAL INTEREST INCOME                              12,933         11,545
                                                      ------------   ------------
Interest expense
   Deposits                                                  6,134          5,007
   Federal funds purchased and securities sold
     under agreements to repurchase                             58            252
   Advances from the Federal Home Loan Bank                    492            332
   Notes payable                                               184            133
                                                      ------------   ------------
         TOTAL INTEREST EXPENSE                              6,868          5,724
                                                      ------------   ------------
NET INTEREST INCOME                                          6,065          5,821
Provision for loan losses                                      593            298
                                                      ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          5,472          5,523
                                                      ------------   ------------

Noninterest income
   Service charges                                             632            482
   Merchant fee income                                         275            246
   Trust income                                                188            179
   Mortgage banking income                                     306            316
   Insurance commissions and fees                              961            588
   Securities gains, net                                        --            122
   Other income                                                416            367
                                                      ------------   ------------
                                                             2,778          2,300
                                                      ------------   ------------

Noninterest expenses
   Salaries and employee benefits                            3,828          3,123
   Occupancy expense, net                                      426            384
   Furniture and equipment expense                             447            440
   Supplies and printing                                       132             99
   Telephone                                                   189            161
   Amortization of intangible assets                           276            220
   Other expenses                                            1,554          1,288
                                                      ------------   ------------
                                                             6,852          5,715
                                                      ------------   ------------
         INCOME BEFORE INCOME TAXES                          1,398          2,108
Income taxes                                                   400            670
                                                      ------------   ------------
         NET INCOME                                            998          1,438
Preferred stock dividends                                       65             65
                                                      ------------   ------------

NET INCOME FOR COMMON STOCKHOLDERS                    $        933   $      1,373
                                                      ============   ============
BASIC EARNINGS PER COMMON SHARE                           $   0.23       $   0.33
                                                      ============   ============
DILUTED EARNINGS PER COMMON SHARE                         $   0.23       $   0.32
                                                      ============   ============

           See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (IN THOUSANDS)
---------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
Cash flows from operating activities
   Net income                                                         $        998    $      1,438
   Adjustments to reconcile net income to
     net cash provided by operating activities
      Depreciation                                                              381             402
      Amortization of intangible assets                                         276             220
      Amortization of unearned compensation under stock option plans             21              17
      Amortization of bond premiums, net                                          9              68
      Provision for loan losses                                                 593             298
      Securities (gains) losses, net                                             --            (122)
      Loss on sale of equipment                                                  41              40
      Loss on sale of real estate acquired in settlement of loans                13               2
      Gain on sale of loans                                                    (182)           (243)
      Proceeds from sales of loans held for sale                             11,228          17,025
      Origination of loans held for sale                                     (9,917)        (17,017)
      Change in assets and liabilities
         (Increase) decrease in other assets                                   (882)            670
         Increase (decrease) in other liabilities                             1,693            (392)
                                                                       ------------    ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,272           2,406

Cash flows from investing activities
   Securities
      Held-to-maturity
         Proceeds from calls, maturities, and paydowns                           --             841
         Purchases                                                               --          (2,009)
      Available-for-sale
         Proceeds from maturities and paydowns                                2,798          13,125
         Proceeds from sales                                                     --           4,142
         Purchases                                                           (1,876)        (14,415)
      Net decrease in federal funds sold                                         --             325
      Net increase in loans                                                  (7,050)        (18,345)
      Purchase of premises and equipment                                       (107)           (707)
      Proceeds from sale of real estate acquired in settlement of loans         382               6
      Proceeds from sale of equipment                                            --              97
                                                                       ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES                               (5,853)        (16,940)

Cash flows from financing activities
   Net increase in deposits                                            $      1,942    $      2,311
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                      (3,103)          3,432
   Net increase (decrease) in advances from the
     Federal Home Loan Bank                                                  (1,000)          2,000
   Proceeds from notes payable                                                1,275           3,000
   Dividends on common stock                                                   (237)           (162)
   Dividends on preferred stock                                                 (65)            (65)
   Proceeds from exercise of stock options                                       19              --
   Purchase of treasury stock                                                (1,274)         (3,328)
                                                                       ------------    ------------
           NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                                      (2,443)          7,188
                                                                       ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,024)         (7,346)

Cash and cash equivalents
   Beginning of period                                                       27,230          24,613
                                                                       ------------    ------------

   End of period                                                       $     23,206    $     17,267
                                                                       ============    ============

           See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The annualized results of the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000.

NOTE 2. EARNINGS PER SHARE

For purposes of share calculations, the Company had 4,035 shares of common stock outstanding at March 31, 2000 and 4,206 shares outstanding at March 31, 1999. Basic earnings per share for the three months ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:


IN THOUSANDS:

BASIC EARNINGS PER COMMON SHARE                                                 Three Months Ended
                                                                                    March 31,
                                                                                 ----------------
                                                                                   2000     1999
                                                                                  ------   ------


    Net income available to common stockholders                                   $  933   $1,373
                                                                                  ======   ======

    Weighted average common shares outstanding                                     4,035    4,206
                                                                                  ======   ======

        BASIC EARNINGS PER COMMON SHARE                                           $ 0.23   $ 0.33
                                                                                  ======   ======

DILUTED EARNINGS PER COMMON SHARE

    Weighted average common shares outstanding                                     4,035    4,206
    Add: dilutive effect of assumed exercised stock options                           38       47
                                                                                  ------   ------

    Weighted average common and dilutive
       Potential shares outstanding                                                4,073    4,253
                                                                                  ======   ======

        DILUTED EARNINGS PER COMMON SHARE                                         $ 0.23   $ 0.32
                                                                                  ======   ======


UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Options to purchase 164,350 shares were outstanding at March 31, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes both net income and other comprehensive income (loss) elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.



                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                                2000        1999
                                                                                        ------------    ------------


Net Income                                                                               $        998    $      1,438
Change in unrealized gains on securities available-for-sale                                    (1,021)             14
                                                                                         ------------    ------------

Comprehensive income (loss)                                                              $        (23)   $      1,452
                                                                                         ============    ============


NOTE 4. SECURITIES

The amortized cost and fair value of securities available-for-sale at March 31, 2000 and December 31, 1999 are as follows:

                                                      March 31, 2000                              December 31, 1999
                                      ------------------------------------------- ---------------------------------------------
                                                  Gross       Gross                             Gross        Gross
                                      Amortized Unrealized  Unrealized    Fair    Amortized   Unrealized    Unrealized    Fair
Available-for-sale                      Cost      Gains       Losses      Value     Cost        Gains        Losses       Value
                                      --------- ----------  ----------    ------- ---------   ----------    ----------   ------
VALUE
U.S. Treasury                         $  5,764   $    --    $     (77)   $  5,687   $  5,519  $     7     $     (65)   $  5,461
U.S. government agencies                58,629        --       (1,960)     56,669     57,797         3       (1,495)     56,305
States and political subdivisions       43,073       226         (657)     42,642     43,245       260         (685)     42,820
U.S. government mortgage-backed
 securities                             29,647         5       (1,205)     28,447     30,888         4         (930)     29,962
Collateralized mortgage obligations     35,242        27       (1,282)     33,987     35,837        30         (386)     35,481

Other                                    3,864        --           --       3,864      3,864        --           --       3,864
                                      --------   -------    ---------    --------   --------   -------    ---------    --------
                                      $176,219   $   258    $  (5,181)   $171,296   $177,150   $   304    $  (3,561)   $173,893
                                      ========   =======    =========    ========   ========   =======    =========    ========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5. LOANS

The following table describes the composition of loans by major categories outstanding.



                                                   March 31, 2000        December 31, 1999
                                               ---------------------   -----------------------
                                                     $         %           $           %
                                               ---------   ---------   ---------  ------------

Commercial                                     $ 109,475       22.93%  $ 103,842       21.98%
Agricultural                                      32,638        6.83      38,328        8.11
Real estate:
   Commercial mortgages                          128,781       26.97     126,645       26.81
   Construction                                   15,770        3.30      15,786        3.34
   Agricultural                                   40,080        8.39      38,847        8.22
   1-4 family mortgages                          101,460       21.25     102,695       21.74
Installment                                       46,291        9.69      43,644        9.24
Other                                              3,034        0.64       2,615        0.56
                                               ---------   ---------   ---------  ----------
                                                 477,529      100.00%    472,402      100.00%
                                                           =========              ==========
Unearned Income                                       (5)                     (7)
                                               ---------               ---------
Total loans                                      477,524                 472,395
Allowance for loan losses                         (4,103)                 (3,691)
                                               ---------               ---------

   Loans, net                                  $ 473,421               $ 468,704
                                               =========               =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 6.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 2000 and 1999 are summarized below:

                                                                             March 31,
                                                                       --------------------
                                                                         2000        1999
                                                                       ---------  ---------

Beginning balance                                                      $   3,691  $   3,858

Charge-offs:
   Commercial                                                                116         67
   Real estate mortgages                                                      25         50
   Installment and other loans                                                88         85
                                                                       ---------  ---------
      Total charge-offs                                                      229        202
                                                                       ---------  ---------

Recoveries:
   Commercial                                                                 23         58
   Real estate mortgages                                                       -          2
   Installment and other loans                                                25         29
                                                                       ---------  ---------
      Total recoveries                                                        48         89
                                                                       ---------  ---------

Net charge-offs                                                              181        113
                                                                       ---------  ---------
Provision for loan losses                                                    593        298
                                                                       ---------  ---------

Ending balance                                                         $   4,103  $   4,043
                                                                       =========  =========

Period end total loans, net of
  unearned interest                                                    $ 477,524  $ 416,662
                                                                       =========  =========

Average loans                                                          $ 473,962  $ 404,419
                                                                       =========  =========

Ratio of net charge-offs to
  average loans                                                             0.04%       0.03%
Ratio of provision for loan losses
  to average loans                                                          0.13        0.07
Ratio of allowance for loan losses
  to ending total loans                                                     0.86        0.97
Ratio of allowance for loan losses
  to total non-performing loans                                            89.22      106.23
Ratio of allowance at end of period
  to average loans                                                          0.87        1.00

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 2000 as compared to the same period in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1999 Annual Report on Form 10-K. Annualized results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward- looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

GENERAL

The Company derives most of its revenues and income from the operations of its banking subsidiaries (the "Banks"), but also derives revenue from its nonbank subsidiaries, UnionFinancial Services, UnionData and UnionTrust. The Banks provide a full range of commercial and consumer banking services to businesses and individuals, primarily in north central and west central Illinois, while the nonbanks provide insurance, brokerage, asset management, trust and data processing service to the same regions.

During the first quarter, the Company announced that it had purchased 99,000 of its own shares in a privately negotiated transaction for a purchase price of $1,274,000. The Company's board of directors believed that the Company's stock was undervalued by the market and decided to take advantage of this opportunity based on the general level of financial service sector stocks and the opportunity it created for the Company to purchase stock at an attractive price to earnings multiple.

SUMMARY OF PERFORMANCE

Net income for the first quarter 2000 was $998,000, or $0.23 per share (diluted), compared to the $1,438,000, or $0.32 per share (diluted), earned in the first quarter of 1999. Cash earnings per share

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

(diluted) equaled $0.28 compared to $0.34 during the previous year and represented an approximate 9.92% return on tangible equity capital. Cash earnings consist of the Company's earnings plus the income statement impact of the purchase accounting adjustments, tax affected where appropriate.

Return on average assets was 0.57% for the period compared to 0.93% for the same period in 1999. Cash return on average assets for the period was 0.70%. Cash return on average assets consists of the cash earnings described above divided by average assets less intangibles. Return on average stockholders' equity was 7.17% for the period compared to 10.26% for the same period in 1999. Return on average tangible equity capital for the period equaled 9.92%.

First quarter results of the Company were significantly impacted by the one-time severance expense associated with the resignation of the Company's former chief executive officer on February 8, 2000. Excluding the effect of these expenditures (approximately $290,000, net of taxes), the Company's first quarter earnings would have equaled $1,288,000 or $0.30 per share (diluted) and were in line with management's expectations for the first quarter.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and rates earned and paid, respectively, on those assets and liabilities. The net yield on total interest-earning assets, also referred to as interest rate margin or net interest margin, represents net interest income divided by average interest-earning assets. The Company's long term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

Net interest income (tax equivalent) was $6,350,000 for the first quarter of 2000, compared with net interest income of $6,093,000 earned (tax equivalent) during the same period in 1999. This represented an increase of $257,000 or 4.2% and was primarily attributable to a $71,808,000 increase in the volume of average interest-earning assets. The growth in interest-earning assets was largely funded by internally generated deposits due to increased market share and three new banking centers opened during 1999.

The quarter to quarter increase resulted from higher interest income of $1,401,000 and higher interest expense of $1,144,000. The $1,401,000 increase in interest income resulted from $1,633,000 associated with volume offset by a $232,000 reduction associated with rate. The majority of the increase in interest income was related to a $69,543,000 increase in the volume of average loans. The $1,144,000 increase in interest expense resulted from a $1,014,000 increase associated with volume and a $130,000 increase associated with rate. The majority of the increase in interest expense was related to a $76,339,000 increase in the volume of average time deposits.

The net interest margin for the first quarter of 2000 equaled 3.90%, a decrease from the 4.24% margin earned during the first quarter of 1999. The compressed margin was attributable to the Company's increasing cost of funds due to the rising interest rate environment and overall competition for loans and deposits. Specifically, yields on loans decreased 20 basis points to 8.74% in the first quarter of 2000, as compared to 8.94% during the first quarter of 1999. Yields on interest-bearing liabilities increased 21 basis points to 4.81% in the first quarter of 2000, as compared to 4.60% during the first quarter of 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid for the quarters ended March 31, 2000 and 1999. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period.

                                                                        For the Three Months Ended March 31,
                                        -----------------------------------------------------------------------------------
                                                     2000                       1999
                                        ---------------------------   ----------------------------
                                                    Interest                     Interest               Change Due To:
                                        Average     Income/  Average  Average    Income/    Average     -------------------
                                        Balance     Expense   Rate    Balance    Expense     Rate     Volume   Rate    Net
                                        --------    -------  ------   --------   -------    -------   ------   ----   -----
ASSETS
INTEREST-EARNING ASSETS
  Interest-earning deposits             $  2,101    $   26    4.98%    $ 1,309    $ 17       5.27%    $ 10   $ (1)    $ 9
  Securities (1)
    Taxable                              136,496     2,111    6.22%    135,440   2,135       6.39%      21    (45)    (24)
    Non-taxable (2)                       40,522       755    7.49%     39,934     736       7.47%      14      5      19
      Total securities(tax equivalent)  --------    ------  ------    --------   -----      -----   ------   ----   -----
                                         177,018     2,866    6.51%    175,374   2,871       6.64%      35    (40)     (5)
                                        --------    ------  ------    --------   -----      -----   ------   ----   -----
    Federal funds sold                     1,468        21    5.75%      1,639      19       4.70%      (2)     4       2
        Loans (3)(4)                    --------    ------  ------    --------   -----      -----   ------   ----   -----
      Commercial                         141,064     3,088    8.80%    113,587   2,510       8.96%     622    (44)    578
      Real estate                        284,842     5,890    8.32%    255,190   5,242       8.33%     654     (6)    648
      Installment and other               48,056     1,051    8.80%     35,642     829       9.43%     280    (58)    222
      Fees on loans                            -       276       -           -     329          -       34    (87)    (53)
                                        --------    ------  ------    --------   -----      -----   ------   ----   -----
        Net loans (tax equivalent)       473,962    10,305    8.74%    404,419   8,910       8.94%   1,590   (195)  1,395
                                        --------    ------  ------    --------   -----      -----   ------   ----   -----
        Total interest-earning assets    654,549    13,218    8.12%    582,741  11,817       8.22%   1,633   (232)  1,401
                                        --------    ------  ------    --------   -----      -----   ------   ----   -----

NONINTEREST-EARNING ASSETS
  Cash and cash equivalents               22,828                       19,703
  Premises and equipment, net             13,257                       13,383
  Other assets                            11,594                       14,103
                                        --------                    ---------
    Total nonearning assets               47,679                       47,189
                                        --------                    ---------
      Total assets                      $702,228                    $ 629,930
                                        ========                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
  NOW accounts                           $54,069       312    2.32% $  54,373    $ 308       2.30%     $(1)   $ 5       4
  Money market accounts                   37,205       355    3.84%    31,687      263       3.37%      51     41      92
  Savings deposits                        51,289       324    2.54%    58,104      415       2.90%     (44)   (47)    (91)
  Time deposits                          384,062     5,143    5.39%   307,723    4,021       5.30%   1,050     72   1,122
  Federal funds purchased and
    repurchase agreements                  4,360        58    5.35%    20,581      252       4.97%    (212)    18    (194)
  Advances from FHLB                      33,678       492    5.88%    24,422      332       5.51%     136     24     160
  Notes payable                            9,998       184    7.40%     8,121      133       6.64%      34     17      51
                                        --------    ------  ------    -------    -----      -----   ------   ----   -----
    Total interest-bearing liabilities   574,661     6,868    4.81%   505,011    5,724       4.60%   1,014    130   1,144
                                        --------    ------  ------    -------    -----      -----   ------   ----   -----
NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing deposits            65,027                       60,660
  Other liabilities                        6,694                        7,411
                                        --------                     --------
    Total noninterest-bearing             71,721                       68,071
      liabilities                       --------                     --------
  Stockholders' equity                    55,846                       56,848
                                        --------                     --------
  Total liabilities and stockholders'
    equity                              $702,228                     $629,930
                                        ========                     ========
  Net interest income (tax equivalent)            $  6,350                      $6,093               $ 619  $(362)   $257
                                                  ========                      ======               =====  =====    ====

  Net interest income (tax equivalent) to
    total earning assets                                      3.90%                          4.24%
                                                            ======                          =====
  Interest-bearing liabilities to earning
   assets                                  87.79%                       86.66%
                                        ========                      =======
----------------------------------------------
(1)    Average  balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)    Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)    Nonaccrual loans are included in the average balances.
(4)    Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The amount of the provision for loan losses is based on monthly evaluations of the loan portfolio, with particular attention directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other non-performing loans, historical loss experience, results of examinations by regulatory agencies, an internal asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors.

The provision for loan losses charged to operating expense for the first quarter of 2000 equaled $593,000 as compared to $298,000 for the same quarter in 1999. The amount of the provision for loan losses is dependent upon management's assessment of its loan portfolio, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and prevailing economic conditions. Management felt that the increased provision was prudent in light of general concerns relating to asset quality as well as the overall increase in non-performing loans.

NONINTEREST INCOME

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust and data processing business segments. Noninterest income totaled $2,778,000 for the quarter ended March 31, 2000, as compared to $2,300,000 for the same time frame in 1999. Exclusive of net securities gains, noninterest income increased by $600,000 or 27.6%. As a percentage of total income, noninterest income increased to 31.4% versus 28.3% for the first quarter of 1999.

The majority of the increase in noninterest income was related to insurance commissions and fees and merchant fee income. The Company, through its wholly owned subsidiary Union Financial Services, provides a full range of insurance and brokerage services to its customers. The $373,000 quarter over quarter increase was attributable to a general hardening of the insurance market and increased volume due to the Company's 1999 strategic initiatives to employ more brokerage producers.

Service charges consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. Approximately 72.0% or $108,000 of the $150,000 increase was due to higher overdraft and insufficient fund fees. The remaining increase was primarily related to an increase in service charges due to higher average balances in business checking accounts.

Also contributing to the improvement in noninterest income was increases in revenue associated with internet service provider (ISP) and payroll processing of $49,000, and merchant fee income of $29,000. These improvements were offset by a $10,000 decline in mortgage banking income, as rising interest rates resulted in a reduction in the rate of mortgage refinancing and slowed residential real estate activity in general.

NONINTEREST EXPENSE

In conjunction with the resignation of the Company's former chief executive officer, approximately $475,000 in severance expenditures was expensed during the first quarter in salary and benefits, insurance

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

and loss on sale of company vehicle. Excluding the effect of the severance expense, noninterest expense for the quarter increased 11.6% or $662,000.

Approximately 54.5% or $145,000 of the $266,000 increase in other expense for the quarter was reflective of the lower gross profit margin associated with the insurance segment. Salaries and employee benefits (excluding the effect of severance expense) increased $270,000 or 8.6% and was due to regular merit increases, basic incentive compensation, and the initial staffing and related compensations costs of three new banking centers. The increases in net occupancy, furniture and equipment, supplies and printing and telephone increased due to expenses associated with the opening of three new banking centers in 1999.

Based upon past experience, new banking centers may require 12 to 18 months to achieve breakeven levels due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during the first quarter of 2000 reflected a significant portion of these expenses. It is anticipated that other expenses will not increase materially on a quarterly basis due to expenses associated with the new banking centers during the rest of 2000.

INCOME TAX EXPENSE

The Company recorded income tax expense of $400,000 and $670,000, for the quarters ended March 31, 2000 and 1999, respectively. Effective tax rates equaled 28.6% and 31.8% respectively, for such periods. The Company's effective tax rate is lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. The reduction in the effective tax rate between 2000 and 1999 is primarily attributable to an increase of approximately $192,000 in nontaxable U.S. agency interest income that is deductible for Illinois state income tax purposes.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2000 and December 31, 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                        March 31, 2000
                                      -----------------------------------------------
                                                      Net Interest Income
                                      -----------------------------------------------
                                      AMOUNT                CHANGE            CHANGE
                                      ------              ----------         --------
                                                    (Dollars in Thousands)

        +200 bp                     $  24,594             $  (1,164)           (4.52)%
        +100 bp                        25,079                  (679)           (2.64)
         Base                          25,758                     -                -
        -100 bp                        26,173                   415             1.61
        -200 bp                        25,710                   (48)           (0.19)

Based upon the Company's model at March 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.52% or approximately $1,164,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 0.19% or approximately $48,000.

                                                       December 31, 1999
                                      -----------------------------------------------
                                                      Net Interest Income
                                      -----------------------------------------------
                                      AMOUNT                CHANGE            CHANGE
                                      ------              ----------         --------
                                                    (Dollars in Thousands)
        +200 bp                     $  24,241             $  (1,405)           (5.48)%
        +100 bp                        24,870                  (776)           (3.03)
         Base                          25,646                     -                -
        -100 bp                        26,178                   532             2.07
        -200 bp                        25,647                     1             0.00

Based upon the Company's model at December 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.04% or approximately $652,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 2.70% or approximately $580,000.

NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in non-performing assets. Other non-performing assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to include commercial loans and mortgages secured by

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

commercial properties or five-plus family residences that are in nonaccrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment in total.

At March 31, 2000, non-performing assets totaled $5,338,000 versus the $4,038,000 that existed as of December 31, 1999. The level of non-performing loans to total end of period loans was 0.96% at March 31, 2000, as compared to 0.74% at December 31, 1999. The increase in non-performing loans was primarily related to one commercial loan that was placed on nonaccrual status during the first quarter. The following table summarizes non-performing assets and loans past due 90 days or more and still accruing for the previous five quarters.


                                                          2000                      1999
                                                         -------    ---------------------------------------
                                                          Mar 31,    Dec 31,   Sep 30,   Jun 30,    Mar 31,
                                                         --------   --------  --------  --------   --------

Nonaccrual and impaired loans not
  accruing                                                $4,026    $2,949    $4,397    $3,045      $2,291
Impaired and other loans 90 days past
 due and still accruing interest                             573       566     1,532       913       1,515
                                                          ------    ------    ------    ------      ------
     Total non-performing loans                            4,599     3,515     5,929     3,958       3,806
Other real estate owned                                      739       523       227       279         398
                                                          ------    ------    ------    ------      ------
     Total non-performing assets                          $5,338    $4,038    $6,156    $4,237      $4,204
                                                          ======    ======    ======    ======      ======

Non-performing loans to total end of period loans           0.96%     0.74%     1.30%     0.90%       0.91%
Non-performing assets to total end of period loans          1.12      0.85      1.35      0.96        1.01
Non-performing assets to total end of period assets         0.76      0.57      0.90      0.63        0.66

The classification of a loan as impaired or nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Banks make a determination as to collectibility on a case-by-case basis. The Banks consider both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect impaired or nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Each of the Company's loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on an ongoing basis. Management continuously monitors non-performing, impaired, and past due loans to prevent further deterioration of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from classification under non-performing assets or impaired loans. Management further believes that credits classified as non-performing assets or impaired loans include any material loans as to which any doubts exist as to their collectibility in accordance with the contractual terms of the loan agreement.

The Company has a loan review function which is separate from the lending function and is responsible for the review of new and existing loans. Potential problem credits are monitored by the loan review function and are submitted for review to the loan committee and audit committee members.

ALLOWANCE FOR LOAN LOSSES

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for possible losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. On a monthly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Company's Loan Review Officer validates the officers' grades. In the event that the Loan Review Officer downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure. The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. Once these three components of the allowance are calculated, management calculates a historical component for each loan category based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. The unallocated portion of the allowance is determined based on current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists. The determination by the Company of the appropriate level of its allowance for loan losses was $4,103,000 at March 31, 2000.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change between March 31, 2000 and December 31, 1999. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior periods and there were no reallocations. Management felt that the increased allowance was prudent in light of general concerns relating to asset quality.

Transactions in the allowance for loan losses during the three months ended March 31, 2000 and 1999 are summarized in the table on page 7. At March 31, 2000, the allowance for loan losses totaled $4,103,000 and decreased to 0.86% of total loans outstanding as compared to $4,043,000 or 0.97% at March 31, 1999. During the same time frame, net charge-offs increased to $181,000 during the first quarter of 2000 as compared to $113,000 for the like period in 1999.

LIQUIDITY

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks, and the acceptance of short-term deposits from public entities and Federal Home Loan Bank advances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

The Company classifies all of its investment securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by structuring its loan portfolio interest payments as monthly and by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio, resulting in a steady stream of loan repayments. In managing its investment portfolio, the Company provides for staggered maturities so that cash flows are provided as such investments mature.

Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $4,024,000 from December 31, 1999 to March 31, 2000. This usage was primarily related to the net increase in loans and a decrease in federal funds purchased and securities sold under agreements to repurchase. This was partially offset by increased deposits. For more detailed cash flow information, see the Company's Consolidated Statements of Cash Flows located on page 3.

CAPITAL RESOURCES

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.92% and 10.91%, respectively, at March 31, 2000. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The Board of Governors of the Federal Reserve Bank ("FRB") has announced a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the FRB's Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table sets forth an analysis of the Company's capital ratios:


                                                    December 31,           Minimum        Well
                                  March 31,   ------------------------     Capital     Capitalized
                                    2000         1999          1998        Ratios        Ratios
                                 ----------   ----------    ----------     ---------   -----------
Tier 1 risk-based capital        $   49,808   $   50,115    $   47,297
Tier 2 risk-based capital             4,960        4,548         5,215
Total capital                        54,768       54,663        52,512
Risk-weighted assets                502,150      494,953       429,325
Capital ratios
    Tier 1 risk-based capital          9.92%        10.13%       11.02%      4.00%       6.00%
    Tier 2 risk-based capital         10.91         11.04        12.23       8.00       10.00
    Leverage ratio                     7.16          7.20         7.66       4.00        5.00

As of March 31, 2000, the Tier 2 risk-based capital was comprised of $4,103,000 in allowance for loan losses and $857,000 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

IMPACT OF INFLATION, CHANGING PRICES, AND MONETARY POLICIES

The financial statements and related financial data concerning the Company have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                                             Three Months Ended
                                     -----------------------------------
                                               March 31, 2000
                                     -----------------------------------
                                      Banking     Other    Consolidated
                                      Segment    Segments     Totals
                                     --------   ---------- -------------
Net interest income (loss)           $  6,085   $   (20)   $  6,065
Other revenue                           1,499     1,279       2,778
Other expense                           4,179     2,016       6,195
Noncash items
  Depreciation                            224       157         381
  Provision for loan loss                 593        --         593
  Goodwill and other intangibles          228        48         276
Segment profit                          2,360      (962)      1,398
Segment assets                        697,814     5,534     703,348


                                             Three Months Ended
                                     -----------------------------------
                                               March 31, 2000
                                     -----------------------------------
                                      Banking     Other    Consolidated
                                      Segment    Segments     Totals
                                     --------   ---------- -------------
Net interest income (loss)           $  5,959   $  (138)   $  5,821
Other revenue                           1,427       873       2,300
Other expense                           3,905     1,194       5,099
Noncash items
  Depreciation                            226       170         396
  Provision for loan loss                 298        --         298
  Goodwill and other intangibles          171        49         220
Segment profit                          2,786      (678)      2,108
Segment assets                        631,355     4,106     635,461

RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing financial safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bankholding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Banks have not applied for or received approval to establish financial subsidiaries.

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

        None.

Item 3. DEFAULT UPON SENIOR SECURITIES

        None.

        Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 25,2000, the annual meeting of stockholders was held. At the meeting, L. Paul Broadus, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr. were elected to serve as Class II directors with terms expiring in 2003. Continuing as Class III directors until 2001 are Charles J. Grako, Joseph D. O'Brien Jr., John A. Shinkle, and Scott C. Sullivan. Continuing as Class I directors until 2002 are Richard J. Berry, Walter E. Breipohl, Lawrence J. McGrogan, and John A. Trainor.

        There were 4,047,309 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

        Election of Directors              FOR               WITHHELD
                                    ---------------       -----------

        L. Paul Broadus                3,351,993               42,519
        Robert J. Doty                 3,350,713               43,799
        Jimmie D. Lansford             3,327,963               66,549
        I.J. Reinhardt, Jr.            3,350,863               43,649

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        27.1 Financial Data Schedule

        Reports on Form 8K:

        On February 18, 2000, the Company filed a report on Form 8-K under item 5 announcing the resignation of R. Scott Grigsby as Chairman of the Board and Chief Executive Officer of the Company and the appointment of John A. Trainor as the Chairman of the Board.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIONBANCORP, INC.



Date: May 12, 2000                         /s/ CHARLES J. GRAKO
     ------------------------             -----------------------------------
                                          Charles J. Grako
                                          President and Chief Financial Officer