Form 10-Q
period 2000-06-30
UNIONBANCORP INC
filed 2000-08-11
CIK 1019650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               UNIONBANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                    0-28846                  36-3145350
 ------------------------------------------------------------------------------
 (State or other jurisdiction        (Commission              (IRS Employer
       of incorporation)             File Number)           Identification No.)

                    122 West Madison Street, Ottawa, IL 61350
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (815) 434-3900
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      N.A.
             -------------------------------------------------------
             (Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]         NO [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding at  August 11, 2000
-----------------------------             --------------------------------------
Common Stock, Par Value $1.00                            3,961,738

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o   Consolidated  Balance Sheets                                           1

o   Consolidated Statements of Income                                      2

o   Consolidated Statements of Cash Flows                                  3

o   Notes to Unaudited Consolidated Financial Statements                 4 - 7

Item 2.  Management's Discussion and Analysis of Financial               8 - 21
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                22

Item 2.  Changes in Securities                                            22

Item 3.  Defaults Upon Senior Securities                                  22

Item 4.  Submission of Matters to a Vote of Security Holders              22

Item 5.  Other Information                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                23

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------
                                                                                  June 30,    December 31,
                                                                                    2000         1999
                                                                                 ---------    ---------
ASSETS

Cash and cash equivalents                                                        $  32,810    $  27,230
Securities available-for-sale                                                      171,340      173,893
Loans                                                                              480,908      472,395
Allowance for loan losses                                                           (4,030)      (3,691)
                                                                                 ---------    ---------
   Net loans                                                                       476,878      468,704
Premises and equipment, net                                                         12,716       13,446
Intangible assets, net                                                              10,312       10,862
Mortgage servicing rights                                                            1,343        1,201
Other assets                                                                        11,079        8,741
                                                                                 ---------    ---------
         TOTAL ASSETS                                                            $ 716,478    $ 704,077
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                                        $  68,212    $  67,634
      Interest-bearing                                                             526,518      526,564
                                                                                 ---------    ---------
         Total deposits                                                            594,730      594,198
   Federal funds purchased and securities sold
    under agreements to repurchase                                                   7,344        5,308
   Advances from the Federal Home Loan Bank                                         40,633       32,733
   Notes payable                                                                    10,775        9,500
   Other liabilities                                                                 6,341        5,140
                                                                                 ---------    ---------
         TOTAL LIABILITIES                                                         659,823      646,879
                                                                                 ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
 1,092 shares authorized; 857 shares issued and outstanding                            857          857
                                                                                 ---------    ---------

Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                              --           --
   Series A convertible preferred stock;  2,765 shares authorized,
    2,762.24 shares outstanding (aggregate liquidation preference of $2,762)           500          500
   Series C preferred stock; 4,500 shares authorized; none issued                       --           --
   Common stock, $1 par value; 10,000,000 shares authorized;
    4,552,001 shares at June 30, 2000 and 4,538,572
      shares at December 31, 1999                                                    4,552        4,539
   Surplus                                                                          21,705       21,608
   Retained earnings                                                                37,225       35,743
   Accumulated other comprehensive loss                                             (2,895)      (1,995)
   Unearned compensation under stock option plans                                     (165)        (204)
                                                                                 ---------    ---------
                                                                                    60,922       60,191
   Treasury stock, at cost; 590,263 shares
    at June 30, 2000 and 491,263 at December 31, 1999                               (5,124)      (3,850)
                                                                                 ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                                 55,798       56,341
                                                                                 ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 716,478    $ 704,077
                                                                                 =========    =========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended                    Six Months Ended
                                                                   June 30,                          June 30,
                                                          ------------------------          ------------------------
                                                           2000             1999             2000             1999
                                                          -------          -------          -------          -------
Interest income
   Loans                                                  $10,690          $ 9,368          $20,967          $18,256
   Securities
      Taxable                                               2,087            2,023            4,229            4,175
      Exempt from federal income taxes                        507              503            1,005              989
   Federal funds sold and other                                 6                6               22               25
                                                          -------          -------          -------          -------
         TOTAL INTEREST INCOME                             13,290           11,900           26,223           23,445
                                                          -------          -------          -------          -------
Interest expense
   Deposits                                                 6,418            5,332           12,552           10,339
   Federal funds purchased and securities sold
      under agreements to repurchase                          121              173              179              425
   Advances from the Federal Home Loan Bank                   552              378            1,044              710
      Notes payable                                           217              184              401              317
                                                          -------          -------          -------          -------
         TOTAL INTEREST EXPENSE                             7,308            6,067           14,176           11,791
                                                          -------          -------          -------          -------
NET INTEREST INCOME                                         5,982            5,833           12,047           11,654
Provision for loan losses                                     653              303            1,246              601
                                                          -------          -------          -------          -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                5,329            5,530           10,801           11,053
                                                          -------          -------          -------          -------
Noninterest income
   Service charges                                            677              542            1,309            1,024
   Merchant fee income                                        296              261              571              507
   Trust income                                               188              178              376              357
   Mortgage banking income                                    357              255              663              571
   Insurance commissions and fees                             617              706            1,578            1,294
   Securities gains, net                                       --               --               --              122
   Other income                                               406              326              822              693
                                                          -------          -------          -------          -------
                                                            2,541            2,268            5,319            4,568
                                                          -------          -------          -------          -------

Noninterest expenses
   Salaries and employee benefits                           3,348            3,003            7,176            6,126
   Occupancy expense, net                                     409              384              835              768
   Furniture and equipment expense                            470              470              917              910
   Supplies and printing                                      160              167              292              266
   Telephone                                                  191              166              380              327
   Amortization of intangible assets                          274              219              550              439
   Other expenses                                           1,454            1,410            3,008            2,698
                                                          -------          -------          -------          -------
                                                            6,306            5,819           13,158           11,534
                                                          -------          -------          -------          -------
         INCOME BEFORE INCOME TAXES                         1,564            1,979            2,962            4,087
Income taxes                                                  476              616              876            1,286
                                                          -------          -------          -------          -------
         NET INCOME                                         1,088            1,363            2,086            2,801
Preferred stock dividends                                      65               65              130              130
                                                          -------          -------          -------          -------
NET INCOME FOR COMMON STOCKHOLDERS                        $ 1,023          $ 1,298          $ 1,956          $ 2,671
                                                          =======          =======          =======          =======
BASIC EARNINGS PER COMMON SHARE                           $  0.26          $  0.32          $  0.49          $  0.65
                                                          =======          =======          =======          =======
DILUTED EARNINGS PER COMMON SHARE                         $  0.26          $  0.32          $  0.49          $  0.64
                                                          =======          =======          =======          =======
Comprehensive income                                      $ 1,484          $   284          $ 1,901          $ 1,736
                                                          =======          =======          =======          =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                                Six Months Ended
                                                                                    June 30,
                                                                           -------------------------
                                                                             2000             1999
                                                                           --------         --------
Cash flows from operating activities
   Net income                                                              $  2,086         $  2,801
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                              785              815
      Amortization of intangible assets                                         550              439
      Amortization of unearned compensation under stock option plans             39               40
      Amortization of bond premiums, net                                         49              145
      Provision for loan losses                                               1,246              601
      Securities gains, net                                                      --             (122)
      Loss on sale of equipment                                                  58               45
      (Gain) Loss on sale of real estate acquired in settlement of loans         41              (16)
      Gain on sale of loans                                                    (415)            (423)
      Proceeds from sales of loans held for sale                             28,256           31,840
      Origination of loans held for sale                                    (23,629)         (31,528)
      Change in assets and liabilities
         (Increase) decrease in other assets                                 (2,338)            (265)
         Increase (decrease) in other liabilities                             1,845             (712)
                                                                           --------         --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                         8,573            3,660

Cash flows from investing activities
   Securities
      Held-to-maturity
         Proceeds from calls, maturities, and paydowns                           --            1,222
         Purchases                                                               --           (3,763)
      Available-for-sale
         Proceeds from maturities and paydowns                                8,140           19,998
         Proceeds from sales                                                     --            5,655
         Purchases                                                           (7,104)         (24,856)
   Net decrease in federal funds sold                                            --               75
   Net increase in loans                                                    (14,311)         (42,275)
   Purchase of premises and equipment                                          (153)          (1,019)
   Proceeds from sale of real estate acquired in settlement of loans            420              149
   Proceeds from sale of equipment                                               40               97
                                                                           --------         --------
            NET CASH USED IN INVESTING ACTIVITIES                           (12,968)         (44,717)

Cash flows from financing activities
   Net increase in deposits                                                $    532         $ 44,481
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                        2,036           (6,326)
   Net increase in advances from the
    Federal Home Loan Bank                                                    7,900            5,527
   Proceeds from notes payable                                                1,275            3,000
   Dividends on common stock                                                   (474)            (364)
   Dividends on preferred stock                                                (130)            (130)
   Proceeds from exercise of stock options                                      110               22
   Purchase of treasury stock                                                (1,274)          (3,328)
                                                                           --------         --------
            NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                                        9,975           42,882
                                                                           --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,580            1,825

Cash and cash equivalents
   Beginning of period                                                       27,230           24,613
                                                                           --------         --------
   End of period                                                           $ 32,810         $ 26,438
                                                                           ========         ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Annualized results of operations during the quarter and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

NOTE 2.  EARNINGS PER COMMON SHARE (IN THOUSANDS)

For purposes of share calculations, the Company had 3,997 shares of common stock outstanding at June 30, 2000 and 4,124 shares outstanding at June 30, 1999. Basic earnings per share for the quarter and six months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the quarter and six months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

BASIC EARNINGS PER COMMON SHARE

                                                       Quarter Ended           Six Months Ended
                                                         June 30,                   June 30,
                                                   -------------------       -------------------
                                                    2000         1999         2000         1999
                                                   ------       ------       ------       ------
Net income available to common shareholders        $1,023       $1,298       $1,956       $2,671
Weighted average common shares outstanding          3,958        4,043        3,997        4,124
                                                   ------       ------       ------       ------
   BASIC EARNINGS PER COMMON SHARE                 $ 0.26       $ 0.32       $ 0.49       $ 0.64
                                                   ======       ======       ======       ======


DILUTED EARNINGS PER COMMON SHARE
                                                       Quarter Ended           Six Months Ended
                                                         June 30,                   June 30,
                                                   -------------------       -------------------
                                                    2000         1999         2000         1999
                                                   ------       ------       ------       ------
Weighted average common shares outstanding          3,958        4,043        3,997        4,124
Add: dilutive effect of assumed
   exercised stock options                             33           43           33           44
                                                   ------       ------       ------       ------
Weighted average common and dilutive
   Potential shares outstanding                     3,991        4,086        4,030        4,168
                                                   ======       ======       ======       ======

   DILUTED EARNINGS PER COMMON SHARE               $ 0.26       $ 0.32       $ 0.49       $ 0.64
                                                   ======       ======       ======       ======

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Options to purchase 151,850 shares were outstanding at June 30, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3.  SECURITIES

The amortized cost and fair value of securities available-for-sale at June 30, 2000 and December 31, 1999 are as follows:

                                                              June 30, 2000
                                             -----------------------------------------------
                                                                        Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses       Value
                                             ---------   ---------    ----------   ---------

U.S. treasury                                $   5,263   $      --    $     (66)   $   5,197
U.S. government agencies                        59,775           1       (1,887)      57,889
States and political subdivisions               44,149         266         (552)      43,863
U.S. government mortgage-backed securities      28,518           3       (1,044)      27,477
Collateralized mortgage obligations             34,454          24       (1,470)      33,008
Other                                            3,906          --           --        3,906
                                             ---------   ---------    ---------    ---------
                                             $ 176,065   $     294    $  (5,019)   $ 171,340
                                             =========   =========    =========    =========


                                                           December 31, 1999
                                             -----------------------------------------------
                                                                        Gross        Gross
                                             Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses       Value
                                             ---------   ---------    ----------   ---------

U.S. treasury                                $   5,519   $       7    $     (65)   $   5,461
U.S. government agencies                        57,797           3       (1,495)      56,305
States and political subdivisions               43,245         260         (685)      42,820
U.S. government mortgage-backed securities      30,888           4         (930)      29,962
Collateralized mortgage obligations             35,837          30         (386)      35,481
Other                                            3,864          --           --        3,864
                                             ---------   ---------    ---------    ---------

                                             $ 177,150   $     304    $  (3,561)   $ 173,893
                                             =========   =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  LOANS

The composition of loans by major categories outstanding at June 30, 2000 and December 31, 1999 are as follows:

                                  June 30, 2000             December 31, 1999
                            -------------------------   -----------------------
                                  $            %              $           %
                            -----------   -----------   ----------- -----------
Commercial                  $   104,249         21.68%  $   103,842       21.98%
Agricultural                     37,551          7.81        38,328        8.11
Real estate:
   Commercial mortgages         127,794         26.57       126,645       26.81
   Construction                  17,478          3.63        15,786        3.34
   Agricultural                  40,334          8.39        38,847        8.22
   1-4 family mortgages         100,746         20.95       102,695       21.74
Installment                      50,087         10.42        43,644        9.24
Other                             2,672          0.55         2,615        0.56
                            -----------   -----------   ----------- -----------
                                480,911        100.00%      472,402      100.00%
                                          ===========               ===========
Unearned Income                      (3)                         (7)
                            -----------                 -----------
Total loans                     480,908                     472,395
Allowance for loan losses        (4,030)                     (3,691)
                            -----------                 -----------
   Loans, net               $   476,878                 $   468,704
                            ===========                 ===========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the quarters and six months ended June 30, 2000 and 1999 are summarized below:

                                               Quarter Ended                   Six Months Ended
                                                  June 30,                          June 30,
                                         -------------------------         -------------------------
                                           2000             1999             2000             1999
                                         --------         --------         --------         --------

Beginning balance                        $  4,103         $  4,043         $  3,691         $  3,858

Charge-offs:
   Commercial                                 652              160              768              227
   Real estate mortgages                       40              119               65              169
   Installment and other loans                 61               64              149              149
                                         --------         --------         --------         --------
      Total charge-offs                       753              343              982              545
                                         --------         --------         --------         --------
Recoveries:
   Commercial                                   7                3               30               61
   Real estate mortgages                        3                9                3               11
   Installment and other loans                 17               19               42               48
                                         --------         --------         --------         --------
      Total recoveries                         27               31               75              120
                                         --------         --------         --------         --------
Net charge-offs                               726              312              907              425
                                         --------         --------         --------         --------
Provision for loan losses                     653              303            1,246              601
                                         --------         --------         --------         --------
Ending balance                           $  4,030         $  4,034         $  4,030         $  4,034
                                         ========         ========         ========         ========
Period end total loans, net of
   unearned interest                     $480,908         $440,143         $480,908         $440,143
                                         ========         ========         ========         ========
Average loans                            $481,616         $429,558         $477,962         $417,058
                                         ========         ========         ========         ========
Ratio of net charge-offs to
   average loans                             0.15%            0.07%            0.19%            0.10%
Ratio of provision for loan losses
   to average loans                          0.14             0.07             0.26             0.14
Ratio of allowance for loan losses
   to ending total loans                     0.84             0.92             0.84             0.92
Ratio of allowance for loan losses
   to total nonperforming loans            118.63           101.92           118.63           101.92
Ratio of allowance at end of period
   to average loans                          0.84             0.94             0.84             0.97

NOTE 6.  CONTINGENT LIABILITIES AND OTHER MATTERS

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition during the quarter and six months ended June 30, 2000 as compared to the same periods in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1999 Annual Report on Form 10-K. Annualized results of operations during the quarter and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward- looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

During the second quarter, the Company announced that UnionBank/ West had executed an agreement to sell approximately $2.5 million in deposits from its Camp Point branch. The consummation of the transaction is expected to be completed during the third quarter of 2000 and is expected to have a minimal after-tax gain on sale. This transaction is a result of the Company's strategic initiative to analyze its distribution network to improve operating efficiencies and reduce noninterest expense.

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

SUMMARY OF PERFORMANCE

Net income for the second quarter of 2000 was $1,088,000, or $0.26 per common share (diluted), compared to the $1,363,000, or $0.32 per common share (diluted), earned in the second quarter of 1999. Net income for the six months ended June 30, 2000 was $2,086,000, or $0.49 per common share (diluted), compared to the $2,801,000, or $0.64 per common share (diluted), earned in the same period for 1999. Cash earnings per share (diluted) for the six month period equaled $0.59 compared to $0.69 during the previous year. Cash earnings exclude the after-tax effect of purchase accounting adjustments.

Return on average assets was 0.62% for the second quarter of 2000, compared to 0.84% for the same period in 1999. Return on average assets was 0.60% for the six months ended June 30, 2000, compared to 0.88% for the same period in 1999. Cash return on average assets for the six month period was 0.72%, compared to 0.95% for the same period in 1999. Cash return on average assets consists of the cash earnings described above divided by average assets less intangibles.

Return on average stockholders' equity was 7.88% for the second quarter of 2000, compared to 9.91% for the same period in 1999. Return on average tangible equity capital for the quarter equaled 10.7%. Return on average stockholders' equity was 7.54% for the six months ended June 30, 2000, compared to 10.08% for the same period in 1999. Return on average tangible equity capital for the six month period equaled 10.3%, compared to 12.5% for the same period in 1999.

As previously reported, the 2000 six months earnings included a one-time severance expense associated with the resignation of the organization's former chief executive officer earlier this year. Excluding the effect of these expenditures (approximately $290,000, net of taxes), the Company's six month core earnings would have equaled $2,375,000 or $0.56 per share (diluted)

NET INTEREST INCOME

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

Net interest income was $6,270,000 for the second quarter of 2000, compared with net interest income of $6,125,000 earned during the same period in 1999. This represented an increase of $145,000 or 2.4% and was primarily attributable to a $50,929,000 increase in the volume of average interest-earning assets. The growth in interest-earning assets was largely funded by internally generated deposits due to increased market share and three new banking centers opened during 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The quarter to quarter increase resulted from higher interest income of $1,386,000 and higher interest expense of $1,241,000. The $1,386,000 increase in interest income resulted from $1,114,000 associated with volume and $272,000 associated with rate. The majority of the increase in interest income was related to a $51,637,000 increase in the volume of average loans. The $1,241,000 increase in interest expense resulted from a $650,000 increase associated with volume and a $591,000 increase associated with rate. The majority of the increase in interest expense was related to a $46,949,000 increase in the volume of average time deposits.

The net interest margin for the second quarter of 2000 equaled 3.83%, a decrease from the 4.04% margin earned during the second quarter of 1999. The compression in the net interest margin was attributable to the Company's increasing cost of funds due to the rising interest rate environment and overall competition for loans and deposits. Specifically, yields on loans increased 18 basis points to 8.96% in the second quarter of 2000, as compared to 8.78% during the same period in 1999. Yields on interest-bearing liabilities increased 52 basis points to 5.10% in the second quarter of 2000, as compared to 4.58% during the same period in 1999.

Net interest income for the six months ended June 30, 2000 totaled $12,620,000, representing an increase of $403,000 or 3.3% over the $12,217,000 earned during the same period in 1999. This improvement in net interest income was attributable to higher interest income of $2,788,000 offset by higher interest expense of $2,385,000. The net interest margin for the first six months of 2000 decreased to 3.87% compared to 4.14% for the same period in 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - QUARTER

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid for the quarters ended June 30, 2000 and 1999. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period.

                                                   For the Quarter Ended June 30,
                                        ---------------------------------------------------
                                                2000                             1999
                                        ------------------------- -------------------------
                                                 Interest                   Interest              Change Due To:
                                        Average  Income/  Average Average   Income/ Average    ----------------------
                                        Balance  Expense   Rate   Balance   Expense   Rate     Volume  Rate      Net
                                        -------  -------- ------- --------- ------- -------    ------ ------- -------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits            $   1,565 $   27    6.94% $   1,299 $    16    5.25%   $    4 $     6 $    10
   Securities (1)
     Taxable                              134,332  2,060    6.17%   135,466   2,007    5.94%      (18)     71      53
     Non-taxable (2)                       41,165    767    7.49%    40,911     762    7.47%        3       2       5
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
       Total securities (tax equivalent)  175,497  2,827    6.48%   176,377   2,769    6.30%      (15)     73      58
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------

     Federal funds sold                       375      6    6.44%       469       6    5.13%       (1)      1      --
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------

     Loans (3)(4)
       Commercial                         143,772  3,262    9.13%   121,052   2,707    8.97%      507      48     555
       Real estate                        287,096  6,018    8.43%   270,226   5,512    8.18%      340     166     506
       Installment and other               50,327  1,112    8.89%    38,280     857    8.98%      264      (9)    255
       Fees on loans                            -    325       -          -     323       -        15     (13)      2
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
         Net loans (tax equivalent)       481,195 10,717    8.96%   429,558   9,399    8.78%    1,126     192   1,318
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
           Total interest-earning assets  658,632 13,577    8.29%   607,703  12,191    8.05%    1,114     272   1,386
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               20,489                    18,238
   Premises and equipment, net             12,895                    13,856
   Other assets                            13,781                    13,687
                                        ---------                 ---------
     Total nonearning assets               47,165                    45,781
                                        ---------                 ---------

       Total assets                     $ 705,797                 $ 653,484
                                        =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                         $  52,199    305    2.35% $  52,257 $   292    2.24%   $    - $    13 $    13
   Money market accounts                   36,171    361    4.01%    31,789     284    3.58%       41      36      77
   Savings deposits                        50,278    322    2.58%    58,241     400    2.75%      (54)    (24)    (78)
   Time deposits                          384,045  5,429    5.69%   337,096   4,355    5.18%      629     445   1,074
   Federal funds purchased and
     repurchase agreements                  7,287    121    6.68%    13,199     173    5.23%      (90)     39     (51)
   Advances from FHLB                      35,843    552    6.17%    28,249     378    5.40%      111      59     170
   Notes payable                           10,775    217    8.14%    10,081     184    7.24%       13      23      36
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
     Total interest-bearing liabilities   576,598  7,308    5.10%   530,912   6,067    4.58%      650     591   1,241
                                        --------- ------  ------  --------- -------  ------    ------ ------- -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            66,238                    60,811
   Other liabilities                        7,560                     6,578
                                        ---------                 ---------
     Total noninterest-bearing
      liabilities                          73,798                    67,389
                                        ---------                 ---------
   Stockholders' equity                    55,401                    55,183
                                        ---------                 ---------
   Total liabilities and
    stockholders' equity                $ 705,797                 $ 653,484
                                        =========                 =========
   Net interest income (tax equivalent)           $6,270                    $ 6,125            $  464 $  (319)$   145
                                                  ======                    =======            ====== ======= =======
   Net interest income (tax equivalent)
     to total earning assets                                3.83%                      4.04%
                                                          ======                     ======
   Interest-bearing liabilities to
     earning assets                         87.54%                    87.36%
                                        =========                 =========

----------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - SIX MONTHS

The table below summarizes the changes in average interest-earning assets and interest -bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                For the Six Months Ended June 30,
                                        ----------------------------------------------------
                                                    2000                     1999
                                        -------------------------- -------------------------
                                                  Interest                   Interest              Change Due To:
                                         Average  Income/  Average  Average  Income/ Average   ------------------------
                                         Balance  Expense   Rate    Balance  Expense   Rate     Volume  Rate      Net
                                        --------- -------  ------- --------- ------- -------   ------- -------  -------
INTEREST-EARNING ASSETS
   Interest-earning deposits            $   1,833 $    54    5.92% $  1,304 $    34    5.26%   $    15  $    5  $    20
   Securities (1)
     Taxable                              135,609   4,175    6.19%  135,604   4,142    6.16%         -      33       33
     Non-taxable (2)                       40,843   1,523    7.50%   40,425   1,498    7.47%        20       5       25
                                        ---------  ------  ------  -------- -------  ------    -------  ------  -------
       Total securities (tax equivalent)  176,452   5,698    6.49%  176,029   5,640    6.46%        20      38       58
                                        ---------  ------  ------  -------- -------  ------    -------  ------  -------
     Federal funds sold                       727      22    6.09%      900      25    5.60%        (5)      2       (3)
                                        ---------  ------  ------  -------- -------  ------    -------  ------  -------

     Loans (3)(4)
       Commercial                         142,417   6,349    8.97%  117,342   5,218    8.97%     1,131       -    1,131
       Real estate                        285,969  11,908    8.37%  262,748  10,754    8.25%       991     163    1,154
       Installment and other               49,192   2,163    8.84%   36,968   1,686    9.20%       545     (68)     477
       Fees on loans                            -     602       -         -     651       -         46     (95)     (49)
                                        --------- -------  ------  -------- -------  ------    -------  ------  -------
         Net loans (tax equivalent)       477,578  21,022    8.85%  417,058  18,309    8.85%     2,713       -    2,713
                                        --------- -------  ------  -------- -------  ------    -------  ------  -------
           Total interest-earning assets  656,590  26,796    8.21%  595,291  24,008    8.13%     2,743      45    2,788
                                        --------- -------  ------  -------- -------  ------    -------  ------  -------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents               20,608                    19,620
   Premises and equipment, net             13,076                    13,847
   Other assets                            13,738                    13,014
                                        ---------                  --------
     Total nonearning assets               47,422                    46,481
                                        ---------                  --------

       Total assets                     $ 704,012                  $641,772
                                        =========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                         $  53,134 $   617    2.34% $ 53,310 $   600    2.27%   $    (2) $   19  $    17
   Money market accounts                   36,688     716    3.92%   31,738     547    3.48%        93      76      169
   Savings deposits                        50,783     645    2.55%   58,173     815    2.83%       (96)    (74)    (170)
   Time deposits                          384,053  10,574    5.54%  322,491   8,377    5.24%     1,690     507    2,197
   Federal funds purchased and
     repurchase agreements                  5,824     179    6.18%   16,869     425    5.08%      (324)     78     (246)
   Advances from FHLB                      34,731   1,044    6.03%   26,346     710    5.43%       246      85      331
   Notes payable                           10,416     401    7.80%    9,106     317    7.02%        49      38       87
                                        --------- -------  ------  -------- -------  ------    -------  ------  -------
     Total interest-bearing liabilities   575,629  14,176    4.95%  518,033  11,791    4.59%     1,656     729    2,385
                                        --------- -------  ------  -------- -------  ------    -------  ------  -------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits            65,632                    60,736
   Other liabilities                        7,128                     6,992
                                        ---------                  --------
     Total noninterest-bearing
      liabilities                          72,760                    67,728
                                        ---------                  --------
   Stockholders' equity                    55,623                    56,011
                                        ---------                  --------

   Total liabilities and
    stockholders' equity                $ 704,012                  $641,772
                                        =========                  ========
   Net interest income (tax equivalent)          $ 12,620                   $12,217           $  1,087  $ (684) $   403
                                                 ========                   =======           ========  ======  =======
   Net interest income (tax equivalent)
     to total earning assets                                 3.87%                     4.14%
                                                          =======                    ======
   Interest-bearing liabilities
     to earning assets                      87.67%                    87.02%
                                        =========                  ========

----------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

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

The provision for loan losses charged to operating expense for the second quarter of 2000 equaled $653,000 as compared to $303,000 for the same quarter in 1999. The increase in the provision was attributable to the increase in charge-offs during the quarter. Net charge-offs for the three months ended June 30, 2000 were $726,000 as compared to $312,000 for the quarter ended June 30, 1999. Approximately 62% of the charge-offs were related to one loan. For the six month period ending June 30, 2000, the provision for loan losses charged to operating expense equaled $1,246,000 as compared to $601,000 for the same period in 1999. The amount of the provision for loan losses is dependent upon management's assessment of its loan portfolio, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and prevailing economic conditions. Management felt that the increased provision was prudent in light of general concerns relating to general asset quality relating to interest rate increases by the Federal Reserve.

NONINTEREST INCOME

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust and data processing business segments. Noninterest income totaled $2,541,000 for the quarter ended June 30, 2000, compared to $2,268,000 for the same time frame in 1999. This represented a positive variance of $273,000, or 12.0% As a percentage of total income (net interest income plus noninterest income), noninterest income increased to 29.8% versus 28.0% for the second quarter of 1999.

Approximately $135,000 or 49% of the increase in noninterest income was related to service charge income. Service charges consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. Approximately 50% of the increase was due to an increase in service charges due to higher average balances in business checking accounts. The remaining increase was primarily related to higher overdraft and insufficient fund fees.

Also contributing to the improvement in noninterest income were increases in revenue associated with mortgage banking, as income increased by $102,000, internet service provider (ISP) which increased by $68,000 due to an increase in ISP customers from 1,612 to 2,424, and merchant fee income which increased by $35,000.

These improvements were offset by a $89,000 decline in revenue associated with insurance and brokerage services. Approximately 50% of the quarter over quarter decrease was attributable to lower brokerage fees.

Noninterest income totaled $5,319,000 for the six months ended June 30, 2000, compared to $4,568,000 for the same time frame in 1999. Exclusive of net securities gains, noninterest income increased by $871,000 or 19.6%. As a

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

percentage of total income, noninterest income increased to 30.6% versus 28.2% for the second quarter of 1999. The 19.6% increase was largely reflective of the same items discussed regarding the second quarter.

NONINTEREST EXPENSE

Noninterest expense totaled $6,306,000 for the quarter ended June 30, 2000, increasing by $487,000 or 8.4% from the same period in 1999. Salaries and employee benefits accounted for $345,000 or 70.8% of the increase and was due to regular merit increases, basic incentive compensation, and the initial staffing and related compensation costs of three new banking centers. The increase in amortization of intangible assets was related to the 1999 fourth quarter acquisition of the Rushville branch. The increases in net occupancy and telephone were due to expenses associated with the opening of new banking centers in 1999.

Based upon past experience, new banking centers may require 12 to 18 months to achieve breakeven levels due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during the second quarter of 2000 reflected a significant portion of these expenses. It is anticipated that other expenses will not increase materially on a quarterly basis due to expenses associated with the three banking centers during the rest of 2000.

Noninterest expense totaled $13,158,000 for the six months ended June 30, 2000, increasing by $1,624,000 or 14.1% from the same period in 1999. In conjunction with the resignation of the Company's former chief executive officer, approximately $475,000 in severance expenditures was expensed during the first quarter in salary and benefits, insurance and loss on sale of company vehicle. Excluding the effect of the severance expense, core noninterest expense for the quarter increased 9.9% or $1,149,000. The 9.9% core increase was largely reflective of the same items discussed regarding the second quarter.

INCOME TAX EXPENSE

The Company recorded income tax expense of $476,000 and $616,000, for the quarters ended June 30, 2000 and 1999, respectively. Effective tax rates equaled 30.4% and 31.1% respectively, for such periods. The Company's effective tax rate is lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. The reduction in the effective tax rate between 2000 and 1999 is primarily attributable to an increase of approximately $165,000 in nontaxable U.S. agency interest income that is deductible for Illinois state income tax purposes.

The Company recorded income tax expense of $876,000 and $1,286,000, for the six months ended June 30, 2000 and 1999, respectively. Effective tax rates equaled 29.6% and 31.5% respectively, for such periods. The Company's effective tax rate is lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. The reduction in the effective tax rate between 2000 and 1999 is primarily attributable to an increase of approximately $357,000 in nontaxable U.S. agency interest income that is deductible for Illinois state income tax purposes.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2000 and December 31, 1999.

                                                  June 30, 2000
                                     ------------------------------------
                                              Net Interest Income
                                     ------------------------------------
                                     Amount         Change         Change
                                    -------         -------        ------
                                           (Dollars in Thousands)

         +200 bp                    $24,891         $(1,581)       (5.97)%
         +100 bp                     25,670            (802)       (3.03)
           Base                      26,472              --           --
         -100 bp                     26,935             463         1.75
         -200 bp                     26,398             (74)       (0.28)

Based upon the Company's model at June 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.97% or approximately $1,581,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 0.28% or approximately $74,000.

                                               December 31, 1999
                                     ------------------------------------
                                              Net Interest Income
                                     ------------------------------------
                                     Amount         Change         Change
                                    -------         -------        ------
                                           (Dollars in Thousands)

         +200 bp                    $24,241         $(1,405)       (5.48)%
         +100 bp                     24,870            (776)       (3.03)
           Base                      25,646              --           --
         -100 bp                     26,178             532         2.07
         -200 bp                     25,647               1         0.00

Based upon the Company's model at December 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.48% or approximately $1,405,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 0.00% or approximately $1,000.

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

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to include commercial loans and mortgages secured by commercial properties or five-plus family residences that are in nonaccrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment in total.

At June 30, 2000, non-performing assets totaled $4,138,000 versus the $4,038,000 that existed as of December 31, 1999. The level of non-performing loans to total end of period loans was 0.71% at June 30, 2000, as compared to 0.74% at December 31, 1999. The following table summarizes non-performing assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                            2000                    1999
                                                     ----------------    --------------------------
                                                     Jun 30,   Mar 31,   Dec 31,   Sep 30,   Jun 30,
                                                     ------    ------    ------    ------    ------
Nonaccrual and impaired loans not
   accruing                                          $2,777    $4,026    $2,949    $4,397    $3,045
Impaired and other loans 90 days past
   due and still accruing interest                      620       573       566     1,532       913
                                                     ------    ------    ------    ------    ------
      Total nonperforming loans                       3,397     4,599     3,515     5,929     3,958
Other real estate owned                                 741       739       523       227       279
                                                     ------    ------    ------    ------    ------
      Total nonperforming assets                     $4,138    $5,338    $4,038    $6,156    $4,237
                                                     ======    ======    ======    ======    ======
Nonperforming loans to total end of period loans       0.71%     0.96%     0.74%     1.30%     0.90%
Nonperforming assets to total end of period loans      0.86      1.12      0.85      1.35      0.96
Nonperforming assets to total end of period assets     0.58      0.76      0.57      0.90      0.63

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

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for possible losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. On a monthly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Company's Loan Review Officer validates the officers' grades. In the event that the Loan Review Officer downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure. The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. Once these three components of the allowance are calculated, management calculates a historical component for each loan category based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. The unallocated portion of the allowance is determined based on current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists. The determination by the Company of the appropriate level of its allowance for loan losses was $4,030,000 at June 30, 2000.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change between December 31, 1999 and June 30, 2000. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior periods and there were no reallocations. Management felt that the increased allowance was prudent in light of concerns relating to asset quality and the increase in charge-offs during the first six months of 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Transactions in the allowance for loan losses during the quarter and six months ended June 30, 2000 and 1999 are summarized in the table on page 7. At June 30, 2000, the allowance for loan losses totaled $4,030,000 and decreased to 0.84% of total loans outstanding as compared to $4,034,000 or 0.92% at June 30, 1999. During the same time frame, net charge-offs increased to $726,000 during the second quarter of 2000 as compared to $312,000 for the same period in 1999.

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

Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net increase in cash and cash equivalents of $5,580,000 from December 31, 1999 to June 30, 2000. This increase was primarily related to the increase in federal funds purchased and securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. This was partially offset by increased loans. For more detailed cash flow information, see the Company's Consolidated Statements of Cash Flows located on page 3.

CAPITAL RESOURCES

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.00% and 10.96%, respectively, at June 30, 2000. The Company is currently, and expects to continue to be, in compliance with these guidelines.

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

The following table sets forth an analysis of the Company's capital ratios:

                                                December 31,      Minimum     Well
                               June 30,    --------------------   Capital  Capitalized
                                 2000        1999        1998      Ratios    Ratios
                               --------    --------    --------    ------    ------
Tier 1 risk-based capital      $ 50,907    $ 50,115    $ 47,297
Tier 2 risk-based capital         4,887       4,548       5,215
Total capital                    55,794      54,663      52,512
Risk-weighted assets            509,293     494,953     429,325
Capital ratios
   Tier 1 risk-based capital      10.00%      10.13%      11.02%    4.00%     6.00%
   Tier 2 risk-based capital      10.96       11.04       12.23     8.00     10.00
   Leverage ratio                  7.18        7.20        7.66     4.00      5.00

As of June 30, 2000, the Tier 2 risk-based capital was comprised of $4,030,000 in allowance for loan losses and $857,000 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

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

                                                       Six Months Ended
                                            ----------------------------------
                                                        June 30, 2000
                                            ----------------------------------
                                            Banking     Other     Consolidated
                                            Segment    Segments      Totals
                                            --------   --------      ------

     Net interest income (loss)             $ 12,237   $   (190)   $ 12,047
     Other revenue                             3,234      2,085       5,319
     Other expense                             8,771      3,052      11,823
     Noncash items
        Depreciation                             466        319         785
        Provision for loan loss                1,246         --       1,246
        Goodwill and other intangibles           457         93         550
     Segment profit                            4,531     (1,569)      2,962
     Segment assets                          710,656      5,822     716,478

                                                       Six Months Ended
                                            ----------------------------------
                                                        June 30, 1999
                                            ----------------------------------
                                            Banking     Other     Consolidated
                                            Segment    Segments      Totals
                                            --------   --------      ------

     Net interest income (loss)             $ 11,975   $   (321)   $ 11,654
     Other revenue                             2,774      1,794       4,568
     Other expense                             7,839      2,441      10,280
     Noncash items
        Depreciation                             469        346         815
        Provision for loan loss                  601         --         601
        Goodwill and other intangibles           342         97         439
     Segment profit                            5,498     (1,411)      4,087
     Segment assets                          665,904      4,827     670,731

RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Company's subsidiary banks have not applied for or received approval to establish financial subsidiaries.

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

         None.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 2000, the annual meeting of stockholders was held. At the meeting, L. Paul Broadus, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr. were elected to serve as Class II directors with terms expiring in 2003. Continuing as Class III directors until 2001 are Charles J. Grako, Joseph D. O'Brien Jr., John A. Shinkle, and Scott C. Sullivan. Continuing as Class I directors until 2002 are Richard J. Berry, Walter E. Breipohl, Lawrence J. McGrogan, and John A. Trainor. On June 22, 2000, Dennis J. McDonnell was added to the board as a class II director until 2003.

         There were 4,047,309 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors                 For                  Withheld
                                       ------------------      -----------------

         L. Paul Broadus                    3,351,993                42,519
         Robert J. Doty                     3,350,713                43,799
         Jimmie D. Lansford                 3,327,963                66,549
         I.J. Reinhardt, Jr.                3,350,863                43,649

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

                                     UNIONBANCORP, INC.



Date:      AUGUST 11, 2000            /s/ CHARLES J. GRAKO
       -------------------------      ------------------------------------------
                                      Charles J. Grako
                                      President and Chief Executive Officer

Date:      AUGUST 11, 2000            /s/ KURT R. STEVENSON
       -------------------------      ------------------------------------------
                                      Kurt R. Stevenson
                                      Vice President and Chief Financial Officer