Form 10-Q
period 2000-09-30
UNIONBANCORP INC
filed 2000-11-14
CIK 1019650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                               UnionBancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                     0-28846                36-3145350
  ----------------------------         -----------          -------------------
  (State or other jurisdiction         (Commission            (IRS Employer
       of incorporation)               File Number)         Identification No.)

                122 West Madison Street, Ottawa, IL       61350
             ----------------------------------------   ----------
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

                            YES [X]         NO [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                       Shares Outstanding At November 14, 2000
  -----------------------------          ---------------------------------------

  Common Stock, Par Value $1.00                         3,962,788

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

o    Consolidated Balance Sheets                                       1

o    Consolidated Statements of Income and Comprehensive Income        2

o    Consolidated Statements of Cash Flows                             3

o    Notes to Unaudited Consolidated Financial Statements              4 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     9 - 22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             23

Item 2.  Changes in Securities                                         23

Item 3.  Defaults Upon Senior Securities                               23

Item 4.  Submission of Matters to a Vote of Security Holders           23

Item 5.  Other Information                                             23

Item 6.  Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                             24

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                September 30, December 31,
                                                                                    2000          1999
                                                                                 ----------    ----------
ASSETS
Cash and cash equivalents                                                        $   22,145    $   27,230
Securities available-for-sale                                                       178,055       173,893
Loans                                                                               496,386       472,395
Allowance for loan losses                                                            (4,653)       (3,691)
                                                                                 ----------    ----------
     Net loans                                                                      491,733       468,704
Premises and equipment, net                                                          12,290        13,446
Intangible assets, net                                                                9,815        10,862
Mortgage servicing rights                                                             1,390         1,201
Other assets                                                                         11,436         8,741
                                                                                 ----------    ----------

              TOTAL ASSETS                                                       $  726,864    $  704,077
                                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                     $   70,516    $   67,634
         Interest-bearing                                                           541,888       526,564
                                                                                 ----------    ----------
              Total deposits                                                        612,404       594,198
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 1,456         5,308
     Advances from the Federal Home Loan Bank                                        37,608        32,733
     Notes payable                                                                   10,275         9,500
     Other liabilities                                                                6,284         5,140
                                                                                 ----------    ----------
              TOTAL LIABILITIES                                                     668,027       646,879
                                                                                 ----------    ----------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 857 shares issued and outstanding                            857           857
                                                                                 ----------    ----------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --            --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500           500
     Series C preferred stock; 4,500 shares authorized; none issued                      --            --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,553,051 shares at September 30, 2000 and 4,538,572
         shares at December 31, 1999                                                  4,553         4,539
     Surplus                                                                         21,711        21,608
     Retained earnings                                                               38,172        35,743
     Accumulated other comprehensive loss                                            (1,685)       (1,995)
     Unearned compensation under stock option plans                                    (147)         (204)
                                                                                 ----------    ----------
                                                                                     63,104        60,191
     Treasury stock, at cost; 590,263 shares
       at September 30, 2000 and 491,263 at December 31, 1999                        (5,124)       (3,850)
                                                                                 ----------    ----------
              TOTAL STOCKHOLDERS' EQUITY                                             57,980        56,341
                                                                                 ----------    ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  726,864    $  704,077
                                                                                 ==========    ==========

            See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                  ---------------------   ---------------------
                                                     2000        1999        2000        1999
                                                  ---------   ---------   ---------   ---------
Interest income
    Loans                                         $  11,035   $   9,828   $  32,002   $  28,084
    Securities
       Taxable                                        2,172       2,020       6,401       6,195
       Exempt from federal income taxes                 515         512       1,520       1,501
    Federal funds sold and other                        126          19         148          44
                                                  ---------   ---------   ---------   ---------
          TOTAL INTEREST INCOME                      13,848      12,379      40,071      35,824
                                                  ---------   ---------   ---------   ---------

Interest expense
    Deposits                                          7,094       5,725      19,646      16,064
    Federal funds purchased and securities sold
      under agreements to repurchase                     42         133         221         558
    Advances from the Federal Home Loan Bank            635         399       1,679       1,109
    Notes payable                                       220         184         621         501
                                                  ---------   ---------   ---------   ---------
          TOTAL INTEREST EXPENSE                      7,991       6,441      22,167      18,232
                                                  ---------   ---------   ---------   ---------
NET INTEREST INCOME                                   5,857       5,938      17,904      17,592
    Provision for loan losses                           753         323       1,999         924
                                                  ---------   ---------   ---------   ---------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         5,104       5,615      15,905      16,668
                                                  ---------   ---------   ---------   ---------

Noninterest income
    Service charges                                     713         601       2,022       1,625
    Merchant fee income                                 314         314         885         821
    Trust income                                        183         179         559         536
    Mortgage banking income                             320         548         983       1,119
    Insurance commissions and fees                      652         608       2,230       1,902
    Securities gains, net                                --           2           2         124
    Other income                                        833         254       1,653         947
                                                  ---------   ---------   ---------   ---------
                                                      3,015       2,506       8,334       7,074
                                                  ---------   ---------   ---------   ---------

Noninterest expenses
    Salaries and employee benefits                    3,046       3,064      10,222       9,190
    Occupancy expense, net                              458         445       1,293       1,213
    Furniture and equipment expense                     432         486       1,349       1,396
    Supplies and printing                               119         133         411         399
    Telephone                                           184         172         564         499
    Amortization of intangible assets                   497         220       1,047         659
    Other expenses                                    1,466       1,493       4,474       4,191
                                                  ---------   ---------   ---------   ---------
                                                      6,202       6,013      19,360      17,547
                                                  ---------   ---------   ---------   ---------
          INCOME BEFORE INCOME TAXES                  1,917       2,108       4,879       6,195
Income taxes                                            668         662       1,544       1,948
                                                  ---------   ---------   ---------   ---------
          NET INCOME                                  1,249       1,446       3,335       4,247
Preferred stock dividends                                64          64         194         194
                                                  ---------   ---------   ---------   ---------

NET INCOME FOR COMMON STOCKHOLDERS                  $ 1,185     $ 1,382     $ 3,141     $ 4,053
                                                    =======     =======     =======     =======
BASIC EARNINGS PER COMMON SHARE                     $  0.30     $  0.34     $  0.79     $  0.99
                                                    =======     =======     =======     =======
DILUTED EARNINGS PER COMMON SHARE                   $  0.30     $  0.34     $  0.78     $  0.98
                                                    =======     =======     =======     =======

Comprehensive income                                $ 2,459     $ 1,444     $ 3,645     $ 3,180
                                                    =======     =======     =======     =======

            See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 --------------------
                                                                                   2000        1999
                                                                                 --------    --------
Cash flows from operating activities
Net income                                                                       $  3,335    $  4,247
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                                 1,165       1,234
       Amortization of intangible assets                                            1,047         659
       Amortization of unearned compensation under stock option plans                  57          60
       Amortization of bond premiums, net                                              60         214
       Provision for loan losses                                                    1,999         924
       Securities gains, net                                                           (2)       (124)
       Loss on sale of equipment                                                       71          57
       (Gain) Loss on sale of real estate acquired in settlement of loans              64         (17)
       Gain on sale of loans                                                         (614)       (802)
       Gain on sale of subsidiaries, net                                             (438)         --
       Proceeds from sales of loans held for sale                                  40,517      51,257
       Origination of loans held for sale                                         (35,249)    (44,581)
       Change in assets and liabilities
          Increase in other assets                                                  3,001      (1,425)
          Increase (decrease) in other liabilities                                  1,144      (1,219)
                                                                                 --------    --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                            10,155      10,484

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns                                --       1,222
          Purchases                                                                    --      (3,763)
       Available-for-sale
          Proceeds from maturities and paydowns                                    16,286      26,826
          Proceeds from sales                                                          --       5,655
          Purchases                                                               (20,002)    (25,979)
    Net decrease in federal funds sold                                                 --         450
    Net increase in loans                                                         (30,384)    (63,717)
    Purchase of premises and equipment                                               (321)     (1,155)
    Proceeds from sale of real estate acquired in settlement of loans                 566         207
    Bank and Bank Holding Company sales, net of cash and cash equivalents received    438          --
    Proceeds from sale of equipment                                                   241          97
                                                                                 --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                                   (33,176)    (60,157)

Cash flows from financing activities
    Net increase in deposits                                                       18,206      57,112
    Net decrease in federal funds purchased
      and securities sold under agreements to repurchase                           (3,852)     (5,656)
    Net increase in advances from the
      Federal Home Loan Bank                                                        4,875       1,525
    Payments on notes payable                                                        (500)         --
    Proceeds from notes payable                                                     1,275       3,000
    Dividends on common stock                                                        (712)       (566)
    Dividends on preferred stock                                                     (194)       (194)
    Proceeds from exercise of stock options                                           112          22
    Purchase of treasury stock                                                     (1,274)     (3,328)
                                                                                 --------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                17,936      51,915
                                                                                 --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (5,085)      2,242

Cash and cash equivalents
    Beginning of period                                                            27,230      24,613
                                                                                 --------    --------

    End of period                                                                $ 22,145    $ 26,855
                                                                                 ========    ========

            See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Annualized results of operations during the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

NOTE 2.  EARNINGS PER COMMON SHARE (IN THOUSANDS)

For purposes of share calculations, the Company had 3,985 shares of common stock outstanding at September 30, 2000 and 4,098 shares outstanding at September 30, 1999. Basic earnings per share for the three and nine months ended September 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

BASIC EARNINGS PER COMMON SHARE

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                              ---------------------   ---------------------
                                                 2000        1999        2000        1999
                                              ---------   ---------   ---------   ---------
Net income available to common shareholders   $   1,185   $   1,382   $   3,141   $   4,053
Weighted average common shares outstanding        3,962       4,047       3,985       4,098
                                              ---------   ---------   ---------   ---------

    BASIC EARNINGS PER COMMON SHARE           $    0.30   $    0.34   $    0.79   $    0.99
                                              =========   =========   =========   =========


DILUTED EARNINGS PER COMMON SHARE

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                              ---------------------   ---------------------
                                                 2000        1999        2000        1999
                                              ---------   ---------   ---------   ---------

Weighted average common shares outstanding        3,962       4,047       3,985       4,098
Add: dilutive effect of assumed
    exercised stock options                          22          49          29          47
                                              ---------   ---------   ---------   ---------

Weighted average common and dilutive
    Potential shares outstanding                  3,984       4,096       4,014       4,145
                                              =========   =========   =========   =========

    DILUTED EARNINGS PER COMMON SHARE         $    0.30   $    0.34   $    0.78   $    0.98
                                              =========   =========   =========   =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Options to purchase 146,850 shares were outstanding at September 30, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3.  SECURITIES

The amortized cost and fair value of securities available-for-sale at September 30, 2000 and December 31, 1999 are as follows:

                                                             September 30, 2000
                                             -------------------------------------------------
                                                            Gross        Gross
                                             Amortized    Unrealized   Unrealized      Fair
                                                Cost        Gains        Losses        Value
                                             ----------   ----------   ----------   ----------
U.S. treasury                                $    5,264   $       --   $      (40)  $    5,224
U.S. government agencies                         67,035           53       (1,214)      65,874
U.S. government mortgage-backed securities       27,035            3         (733)      26,305
States and political subdivisions                43,991          411         (311)      44,091
Collateralized mortgage obligations              33,543           23         (943)      32,623
Other                                             3,938           --           --        3,938
                                             ----------   ----------   ----------   ----------

                                             $  180,806   $      490   $   (3,241)  $  178,055
                                             ==========   ==========   ==========   ==========


                                                              December 31, 1999
                                             -------------------------------------------------
                                                            Gross        Gross
                                             Amortized    Unrealized   Unrealized      Fair
                                                Cost        Gains        Losses        Value
                                             ----------   ----------   ----------   ----------

U.S. treasury                                $    5,519   $        7   $      (65)  $    5,461
U.S. government agencies                         57,797            3       (1,495)      56,305
States and political subdivisions                43,245          260         (685)      42,820
U.S. government mortgage-backed securities       30,888            4         (930)      29,962
Collateralized mortgage obligations              35,837           30         (386)      35,481
Other                                             3,864           --           --        3,864
                                             ----------   ----------   ----------   ----------

                                             $  177,150   $      304   $   (3,561)  $  173,893
                                             ==========   ==========   ==========   ==========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  LOANS

The composition of loans by major categories outstanding at September 30, 2000 and December 31, 1999 are as follows:

                                   September 30, 2000      December 31, 1999
                                 ---------------------   ----------------------
                                     $           %           $            %
                                 ---------   ---------   ---------   ----------
Commercial                       $ 107,972       21.75%  $ 103,842        21.98%
Agricultural                        39,570        7.97      38,328         8.11
Real estate:
    Commercial mortgages           133,122       26.82     126,645        26.81
    Construction                    18,692        3.77      15,786         3.34
    Agricultural                    40,121        8.08      38,847         8.22
    1-4 family mortgages           100,949       20.34     102,695        21.74
Installment                         53,230       10.72      43,644         9.24
Other                                2,730        0.55       2,615         0.56
                                 ---------   ---------   ---------   ----------
                                   496,386      100.00%    472,402       100.00%
                                             =========               ==========
Unearned Income                         --                      (7)
                                 ---------               ---------
Total loans                        496,386                 472,395
Allowance for loan losses           (4,653)                 (3,691)
                                 ---------               ---------

    Loans, net                   $ 491,733               $ 468,704
                                 =========               =========

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses during the three and nine months ended September 30, 2000 and 1999 are summarized below:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------

Beginning balance                 $   4,030   $   4,034   $   3,691   $   3,858

Charge-offs:
    Commercial                           95         197         863         424
    Real estate mortgages                --          29          65         198
    Installment and other loans          57         108         206         257
                                  ---------   ---------   ---------   ---------
       Total charge-offs                152         334       1,134         879
                                  ---------   ---------   ---------   ---------

Recoveries:
    Commercial                            5          16          35          77
    Real estate mortgages                --          11           3          22
    Installment and other loans          17          18          59          66
                                  ---------   ---------   ---------   ---------
       Total recoveries                  22          45          97         165
                                  ---------   ---------   ---------   ---------

Net charge-offs                         130         289       1,037         714
                                  ---------   ---------   ---------   ---------
Provision for loan losses               753         323       1,999         924
                                  ---------   ---------   ---------   ---------

Ending balance                    $   4,653   $   4,068   $   4,653   $   4,068
                                  =========   =========   =========   =========

Period end total loans, net of
  unearned interest               $ 496,386   $ 455,285   $ 496,386   $ 455,285
                                  =========   =========   =========   =========

Average loans                     $ 488,265   $ 453,061   $ 481,166   $ 429,191
                                  =========   =========   =========   =========

Ratio of net charge-offs to
  average loans                        0.03%       0.06%       0.22%       0.17%
Ratio of provision for loan
  losses to average loans              0.15        0.07        0.42        0.22
Ratio of allowance for loan
  losses to ending total loans         0.94        0.89        0.94        0.89
Ratio of allowance for loan
  losses to total nonperforming
  loans                               92.50       68.61       92.50       68.61
Ratio of allowance at end of
  period to average loans              0.95        0.90        0.97        0.95


NOTE 6.  CONTINGENT LIABILITIES AND OTHER MATTERS

Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

UNIONBANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  SEGMENT INFORMATION

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

                                                    Nine Months Ended
                                           -----------------------------------
                                                    September 30, 2000
                                           -----------------------------------
                                            Banking      Other      Consolidated
                                            Segment     Segments       Totals
                                           ---------    ---------    ---------

     Net interest income (loss)            $  18,179    $    (275)   $  17,904
     Other revenue                             5,144        3,190        8,334
     Other expense                            12,911        4,237       17,148
     Noncash items
         Depreciation                            689          476        1,165
         Provision for loan loss               1,999           --        1,999
         Goodwill and other intangibles          914          133        1,047
     Segment profit                            7,082       (2,203)       4,879
     Segment assets                          721,606        5,258      726,864


                                                    Nine Months Ended
                                           -----------------------------------
                                                    September 30, 1999
                                           -----------------------------------
                                            Banking      Other      Consolidated
                                            Segment     Segments       Totals
                                           ---------    ---------    ---------

     Net interest income (loss)            $  18,094    $    (502)   $  17,592
     Other revenue                             4,398        2,676        7,074
     Other expense                            12,049        3,605       15,654
     Noncash items
         Depreciation                            713          521        1,234
         Provision for loan loss                 924           --          924
         Goodwill and other intangibles          513          146          659
     Segment profit                            8,293       (2,098)       6,195
     Segment assets                          677,332        3,819      681,151

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition during the three and nine months ended September 30, 2000 as compared to the same periods in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 1999 Annual Report on Form 10-K. Annualized results of operations during the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

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

During the third quarter, the Company completed the sale of approximately $2.5 million in deposits from its UnionBank/West Camp Point branch. The consummation of this transaction had a minimal after-tax, net gain on sale and was a result of the Company's strategic initiative to analyze its distribution network to improve operating efficiencies and reduce noninterest expense.

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

SUMMARY OF PERFORMANCE

Net income for the third quarter of 2000 was $1,249,000, or $0.30 per common share (diluted), compared to the $1,446,000, or $0.34 per common share (diluted), earned in the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $3,335,000, or $0.78 per common share (diluted), compared to the $4,247,000, or $0.98 per common share (diluted), earned in the same period for 1999.

Return on average assets was 0.68% for the third quarter of 2000, compared to 0.84% for the same period in 1999. Return on average assets was 0.63% for the nine months ended September 30, 2000, compared to 0.87% for the same period in 1999.

Return on average stockholders' equity was 8.65% for the third quarter of 2000, compared to 10.27% for the same period in 1999. Return on average stockholders' equity was 7.92% for the nine months ended September 30, 2000, compared to 10.15% for the same period in 1999.

As previously reported, the earnings for the nine months ended September 2000 included a one-time severance expense associated with the resignation of the organization's former chief executive officer during the first quarter. Excluding the effect of these expenditures (approximately $290,000, net of taxes), the Company's nine month earnings would have equaled $3,625,000 or $0.85 per share (diluted).

In addition to the traditional measurement of net income, the Company also calculates cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Cash earnings per share, cash return on average assets and cash return on average equity capital are detailed as follows:

                                            For the Three Months Ended
                                                September 30, 2000
                                     -----------------------------------------
                                     Reported                           Cash
                                     Earnings   Goodwill     Other    Earnings
                                     --------   --------   --------   --------

Income before income taxes           $  1,917   $    319   $    160   $  2,396
Income taxes                              668         --         62        730
                                     --------   --------   --------   --------
Net income                              1,249        319         98      1,666
Preferred stock dividends                  64         --         --         64
                                     --------   --------   --------   --------

Net income for common stockholders   $  1,185   $    319   $     98   $  1,602
                                     ========   ========   ========   ========

Diluted earnings per common share    $   0.30   $   0.08   $   0.02   $   0.40
                                     ========   ========   ========   ========

Return on average assets                 0.68%                            0.91%

Return on average equity                 8.65%                           11.60%

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                             For the Nine Months Ended
                                                September 30, 2000
                                     -----------------------------------------
                                     Reported                           Cash
                                     Earnings   Goodwill     Other    Earnings
                                     --------   --------   --------   --------

Income before income taxes           $  4,879   $    545   $    447   $  5,871
Income taxes                            1,544         --        173      1,717
                                     --------   --------   --------   --------
Net income                              3,335        545        274      4,154
Preferred stock dividends                 194         --         --        194
                                     --------   --------   --------   --------

Net income for common stockholders   $  3,141   $    545   $    274   $  3,960
                                     ========   ========   ========   ========

Diluted earnings per common share    $   0.78   $   0.14   $   0.07   $   0.99
                                     ========   ========   ========   ========

Return on average assets                 0.63%                            0.79%

Return on average equity                 7.92%                            9.85%


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

Net interest income was $6,151,000 for the third quarter of 2000, compared with net interest income of $6,234,000 earned during the same period in 1999. This represented a decrease of $83,000 or 1.3% and was primarily attributable to a rise in the cost of funds due to interest rate increases. This was partially offset by an increase in rates on loans. The increase in interest rates on loans, as well as an overall tightening of loan underwriting standards, contributed to slower than expected loan growth.

The quarter to quarter decrease resulted from higher interest income of $1,467,000 offset by higher interest expense of $1,550,000. The $1,467,000 increase in interest income resulted from $991,000 associated with volume and $476,000 associated with rate. The majority of the increase in interest income was related to a $35,204,000 increase in the volume of average loans. The $1,550,000 increase in interest expense resulted from a $597,000 increase associated with volume and a $953,000 increase associated with rate. The majority of the increase in interest expense was related to a $39,058,000 increase in the volume of average time deposits.

The net interest margin for the third quarter of 2000 equaled 3.61%, a decrease from the 3.92% margin earned during the third quarter of 1999. The compression in the net interest margin was attributable to the Company's increasing cost of funds due to the rising interest rate environment and overall competition for loans and deposits. Specifically, yields on loans increased 36 basis points to 8.99% in the third quarter of 2000, as compared to 8.63% during the same period in 1999. Yields on interest-bearing liabilities

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

increased 73 basis points to 5.31% in the third quarter of 2000, as compared to 4.58% during the same period in 1999.

Net interest income for the nine months ended September 30, 2000 totaled $18,771,000, representing an increase of $320,000 or 1.7% over the $18,451,000 earned during the same period in 1999. This improvement in net interest income was attributable to higher interest income of $4,255,000 offset by higher interest expense of $3,935,000. The net interest margin for the first nine months of 2000 decreased to 3.78% compared to 4.06% for the same period in 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - THREE MONTHS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the three months ended September 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                              For the Three Months Ended September 30,
                                       --------------------------------------------------------
                                                  2000                          1999
                                       ----------------------------  ----------------------------
                                                  Interest           Interest                               Change Due To:
                                       Average    Income/   Average  Average    Income/   Average  --------------------------------
                                       Balance    Expense    Rate    Balance    Expense    Rate     Volume       Rate         Net
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits           $  2,400   $     37   6.12%   $  2,527   $     30   4.71%   $     (2)   $      9    $      7
   Securities (1)
     Taxable                            139,035      2,136   6.10%    131,912      1,990   5.99%        109          37         146
     Non-taxable (2)                     41,768        779   7.40%     41,781        776   7.37%          5          (2)          3
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
       Total securities
         (tax equivalent)               180,803      2,915   6.40%    173,693      2,766   6.32%        114          35         149
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Federal funds sold                   6,657        126   7.51%      1,452         19   5.19%         95          12         107
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Loans (3)(4)
       Commercial                       143,834      3,362   9.27%    132,731      3,011   9.07%        258          93         351
       Real estate                      290,228      6,387   8.73%    277,023      5,795   8.37%        284         308         592
       Installment and other             54,203      1,315   9.63%     43,307      1,054   9.74%        242          19         261
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
         Net loans (tax equivalent)     488,265     11,064   8.99%    453,061      9,860   8.63%        784         420       1,204
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
           Total interest-earning
             assets                     678,125     14,142   8.27%    630,733     12,675   7.97%        991         476       1,467
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
NONINTEREST-EARNING ASSETS
   Cash and cash equivalents             24,053                        22,464
   Premises and equipment, net           12,505                        13,755
   Other assets                          15,523                        13,739
                                       --------                      --------
     Total nonearning assets             52,081                        49,958
                                       --------                      --------
       Total assets                    $730,206                      $680,691
                                       ========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                        $ 57,083        348   2.42%   $ 59,578   $    341   2.27%   $    (15)   $     22           7
   Money market accounts                 41,658        427   4.07%     34,578        311   3.57%         69          47         116
   Savings deposits                      47,075        305   2.57%     55,127        373   2.68%        (53)        (15)        (68)
   Time deposits                        398,484      6,013   5.99%    359,426      4,700   5.19%        543         770       1,313
   Federal funds purchased and
     repurchase agreements                2,616         42   6.37%     10,157        134   5.23%       (116)         24         (92)
   Advances from FHLB                    39,572        636   6.38%     29,027        398   5.44%        161          77         238
   Notes payable                         10,496        220   8.32%     10,076        184   7.24%          8          28          36
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Total interest-bearing
       liabilities                      596,984      7,991   5.31%    557,969      6,441   4.58%        597         953       1,550
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits          68,060                        60,663
   Other liabilities                      7,698                         6,213
                                       --------                      --------
     Total noninterest-bearing
       liabilities                       75,758                        66,876
                                       --------                      --------
   Stockholders' equity                  57,464                        55,846
                                       --------                      --------
   Total liabilities and
     stockholders' equity              $730,206                      $680,691
                                       ========                      ========
   Net interest income
     (tax equivalent)                             $  6,151                      $  6,234           $    394    $   (477)   $    (83)
                                                  ========                      ========           ========    ========    ========
   Net interest income (tax equivalent)
     to total earning assets                                 3.61%                         3.92%
                                                             ====                          ====
   Interest-bearing liabilities to
     earning assets                       88.03%                        88.46%
                                       ========                      ========

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

VOLUME/RATE ANALYSIS - NINE MONTHS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                For the Nine Months Ended September 30,
                                       --------------------------------------------------------
                                                  2000                          1999
                                       --------------------------    --------------------------
                                                  Interest           Interest                               Change Due To:
                                       Average    Income/   Average  Average    Income/   Average  --------------------------------
                                       Balance    Expense    Rate    Balance    Expense    Rate     Volume       Rate         Net
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits           $  2,023   $     91   5.99%   $  1,716   $     64   4.99%   $     13    $     14    $     27
   Securities (1)
     Taxable                            136,758      6,311   6.15%    134,495      6,132   6.10%        100          79         179
     Non-taxable (2)                     41,154      2,302   7.45%     40,882      2,274   7.44%         18          10          28
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
       Total securities
         (tax equivalent)               177,912      8,613   6.45%    175,377      8,406   6.41%        118          89         207
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Federal funds sold                   2,720        148   7.25%        951         44   6.19%         95           9         104
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Loans (3)(4)
       Commercial                       142,892      9,777   9.11%    122,528      8,311   9.04%      1,401          65       1,466
       Real estate                      287,399     18,570   8.61%    267,559     17,078   8.51%      1,272         492       1,764
       Installment and other             50,875      3,739   9.79%     39,104      2,780   9.48%        875        (188)        687
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
         Net loans (tax equivalent)     481,166     32,086   8.88%    429,191     28,169   8.78%      3,460         457       3,917
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
           Total interest-earning
             assets                     663,821     40,938   8.22%    607,235     36,683   8.08%      3,686         569       4,255
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents             21,765                        21,430
   Premises and equipment, net           12,884                        13,816
   Other assets                          14,337                        12,407
                                       --------                      --------
     Total nonearning assets             48,986                        47,653
                                       --------                      --------

       Total assets                    $712,807                      $654,888
                                       ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                        $ 53,460   $    965   2.36%   $ 55,422   $    941   2.27%   $    (17)   $     41    $     24
   Money market accounts                 38,357      1,143   3.97%     32,695        858   3.51%        160         125         285
   Savings deposits                      49,558        950   2.55%     57,146      1,188   2.78%       (149)        (89)       (238)
   Time deposits                        388,877     16,587   5.68%    334,939     13,077   5.22%      2,231       1,279       3,510
   Federal funds purchased and
     repurchase agreements                4,747        221   6.20%     14,607        558   5.11%       (439)        102        (337)
   Advances from FHLB                    36,357      1,680   6.16%     27,249      1,109   5.44%        405         166         571
   Notes payable                         10,443        621   7.92%      9,433        501   7.10%         57          63         120
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
     Total interest-bearing
       liabilities                      582,799     22,167   5.07%    531,491     18,232   4.59%      2,248       1,687       3,935
                                       --------   --------   ----    --------   --------   ----    --------    --------    --------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits          66,447                        60,711
   Other liabilities                      7,320                         6,731
                                       --------                      --------
     Total noninterest-bearing
       liabilities                       73,767                        67,442
                                       --------                      --------
   Stockholders' equity                  56,241                        55,955
                                       --------                      --------

   Total liabilities and
     stockholders' equity              $712,807                      $654,888
                                       ========                      ========
   Net interest income
     (tax equivalent)                             $ 18,771                      $ 18,451           $  1,438    $ (1,118)   $    320
                                                  ========                      ========           ========    ========    ========
   Net interest income (tax equivalent)
     to total earning assets                                 3.78%                         4.06%
                                                             ====                          ====
   Interest-bearing liabilities to
     earning assets                       87.79%                        87.53%
                                       ========                      ========

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

The provision for loan losses charged to operating expense for the third quarter of 2000 equaled $753,000 as compared to $323,000 for the same quarter in 1999. Net charge-offs for the three months ended September 30, 2000 were $130,000 as compared to $289,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, the provision for loan losses charged to operating expense equaled $1,999,000 as compared to $924,000 for the same period in 1999. The amount of the provision for loan losses is dependent upon management's assessment of its loan portfolio, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and prevailing economic conditions. Management felt that the increased provision was prudent for a number of reasons, including the increase in nonperforming loans from December 31, 1999 and general concerns relating to interest rate increases by the Federal Reserve.

NONINTEREST INCOME

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust and data processing business segments. Noninterest income totaled $3,015,000 for the three months ended September 30, 2000, compared to $2,506,000 for the same time frame in 1999. Exclusive of the approximate $438,000 gain on sale of assets related to the Camp Point branch, which is included in other income, core noninterest income totaled $2,577,000. This represented a positive variance of $71,000 or 2.8% As a percentage of total income (net interest income plus noninterest income), noninterest income increased to 30.6% versus 29.7% for the third quarter of 1999.

A majority of the increase in core noninterest income was related to service charge income. Service charges consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. Approximately 76% of the increase was due to higher overdraft and insufficient fund fees. The remaining increase was primarily related to an increase in service charges due to higher average balances in business checking accounts.

Also contributing to the improvement in noninterest income were increases in revenue associated with the internet service provider (ISP), which increased by $58,000 due to an increase in ISP customers and a $44,000 increase in insurance and brokerage revenue. These improvements were offset by a $228,000 decline in revenue associated with mortgage banking income.

Noninterest income totaled $8,334,000 for the nine months ended September 30, 2000, compared to $7,074,000 for the same time frame in 1999. Exclusive of net securities gains and gain on sale of assets related to the sale of the Camp Point branch, noninterest income increased by $944,000 or 13.6%. As a percentage of total income, noninterest income increased to 30.6% versus 28.3% for the nine months of 1999. The 13.6% increase was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense totaled $6,202,000 for the three months ended September 30, 2000, increasing by $189,000 or 3.1% from the same period in 1999. A majority of the increase was related to a $232,000 increase in the amortization of intangibles, as a result of the sale of the Camp Point branch.

The increases in net occupancy and telephone were due to expenses associated with the opening of new banking centers in 1999. Based upon past experience, new banking centers may require 12 to 18 months to achieve breakeven levels due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during the third quarter of 2000 reflected a significant portion of these expenses. It is anticipated that other expenses will not increase materially on a quarterly basis during the rest of 2000 due to expenses associated with the three banking centers.

Noninterest expense totaled $19,360,000 for the nine months ended September 30, 2000, increasing by $1,813,000 or 10.3% from the same period in 1999. In conjunction with the resignation of the Company's former chief executive officer, approximately $475,000 in severance expenditures was expensed during the first quarter in salary and benefits, insurance and loss on sale of company vehicle. Excluding the effect of the severance expense, core noninterest expense for the quarter increased 7.6% or $1,338,000 and was largely reflective of the same items discussed regarding the third quarter.

INCOME TAX EXPENSE

The Company recorded income tax expense of $668,000 and $662,000, for the quarters ended September 30, 2000 and 1999, respectively. Effective tax rates equaled 34.8% and 31.4% respectively, for such periods. The Company recorded income tax expense of $1,544,000 and $1,948,000, for the nine months ended September 30, 2000 and 1999, respectively. Effective tax rates equaled 31.6% and 31.4% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2000 and December 31, 1999.

                                           September 30, 2000
                                 --------------------------------------
                                           Net Interest Income
                                 --------------------------------------
                                  Amount         Change          Change
                                  ------         ------          ------
                                          (Dollars in Thousands)

         +200 bp                $  24,221      $  (1,153)        (4.54)%
         +100 bp                   24,684           (690)        (2.72)
          Base                     25,374             --            --
         -100 bp                   25,811            437          1.72
         -200 bp                   25,382              8          0.03

Based upon the Company's model at September 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.54% or approximately $1,153,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 0.03% or approximately $8,000.

                                           December 31, 1999
                                 --------------------------------------
                                          Net Interest Income
                                 --------------------------------------
                                  Amount         Change          Change
                                  ------         ------          ------
                                          (Dollars in Thousands)

         +200 bp                $  24,241      $  (1,405)        (5.48)%
         +100 bp                   24,870           (776)        (3.03)
          Base                     25,646             --            --
         -100 bp                   26,178            532          2.07
         -200 bp                   25,647              1          0.00

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to include commercial loans and mortgages secured by commercial properties or five-plus family residences that are in nonaccrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment collectively.

At September 30, 2000, non-performing assets totaled $5,625,000 versus the $4,038,000 that existed as of December 31, 1999. The level of non-performing loans to total end of period loans was 1.01% at September 30, 2000, as compared to 0.74% at December 31, 1999. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                        ---------------------------------   ---------------------
                                         Sep 30,     Jun 30,     Mar 31,     Dec 31,     Sep 30,
                                        ---------   ---------   ---------   ---------   ---------
Nonaccrual and impaired loans not
  accruing                              $   2,591   $   2,777   $   4,026   $   2,949   $   4,397
Impaired and other loans 90 days past
  due and still accruing interest           2,439         620         573         566       1,532
                                        ---------   ---------   ---------   ---------   ---------
     Total nonperforming loans              5,030       3,397       4,599       3,515       5,929
Other real estate owned                       595         741         739         523         227
                                        ---------   ---------   ---------   ---------   ---------

     Total nonperforming assets         $   5,625   $   4,138   $   5,338   $   4,038   $   6,156
                                        =========   =========   =========   =========   =========

Nonperforming loans to total end of
  period loans                               1.01%       0.71%       0.96%       0.74%       1.30%
Nonperforming assets to total end of
  period loans                               1.13        0.86        1.12        0.85        1.35
Nonperforming assets to total end of
  period assets                              0.77        0.58        0.76        0.57        0.90

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

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for possible losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. On a monthly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Company's Loan Review Officer validates the officers' grades. In the event that the Loan Review Officer downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure. The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. Once these three components of the allowance are calculated, management calculates a historical component for each loan category based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. The unallocated portion of the allowance is determined based on current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists. The determination by the Company of the appropriate level of its allowance for loan losses was $4,653,000 at September 30, 2000.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change between December 31, 1999 and September 30, 2000. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior periods and there were no reallocations. Management felt that the increased allowance was prudent in light of a number of factors, including the increase in nonperforming loans, general concerns relating to asset quality and the increase in charge-offs during the first nine months of 2000.

In addition to the normal internal review process, during the fourth quarter of 2000 the company has engaged a consulting firm to review an incremental 30% - 35% of the commercial and agricultural loan portfolio. It is anticipated that the results of this review will be incorporated into the allowance for loan loss analysis at December 31, 2000.

Transactions in the allowance for loan losses during the three and nine months ended September 30, 2000 and 1999 are summarized in the table on page 7. At September 30, 2000, the allowance for loan losses totaled $4,653,000 and increased to 0.94% of total loans outstanding as compared to $4,068,000 or 0.89% at September 30, 1999. During the same time frame, net charge-offs decreased to $130,000 during the third quarter of 2000 as compared to $289,000 for the same period in 1999.

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

Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $5,085,000 from December 31, 1999 to September 30, 2000.

CAPITAL RESOURCES

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.99% and 10.96%, respectively, at September 30, 2000. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has announced a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the Federal Reserve Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table sets forth an analysis of the Company's capital ratios:

                                   Sept 30,            December 31,           Minimum      Well
                                 ------------   ---------------------------   Capital   Capitalized
                                     2000           1999           1998       Ratios      Ratios
                                 ------------   ------------   ------------   ------      ------
Tier 1 risk-based capital        $     52,321  $      50,115   $     47,297
Tier 2 risk-based capital               5,510          4,548          5,215
Total capital                          57,831         54,663         52,512
Risk-weighted assets                  523,501        494,953        429,325
Capital ratios
     Tier 1 risk-based capital           9.99%         10.13%         11.02%   4.00%       6.00%
     Total risk-based capital           11.05          11.04          12.23    8.00       10.00
     Leverage ratio                      7.27           7.20           7.66    4.00        5.00

As of September 30, 2000, the Tier 2 risk-based capital was comprised of $4,653,000 in allowance for loan losses and $857,000 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

IMPACT OF INFLATION, CHANGING PRICES, AND MONETARY POLICIES

The financial statements and related financial data concerning the Company have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve.

RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in
                                      21.

UNIONBANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and its subsidiary banks and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or its subsidiary banks. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Company's subsidiary banks have not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

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


                                      UNIONBANCORP, INC.


Date:  November 14, 2000              /s/ CHARLES J. GRAKO
                                      ------------------------------------------
                                      Charles J. Grako
                                      President and Chief Executive Officer


Date:  November 14, 2000              /s/ KURT R. STEVENSON
                                      ------------------------------------------
                                      Kurt R. Stevenson
                                      Vice President and Chief Financial Officer