Form 10-K
period 2000-12-31
UNIONBANCORP INC
filed 2001-03-19
CIK 1019650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13D OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number: 0-28846

                               UNIONBANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                           36-3145350
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)


                   321 WEST MAIN STREET OTTAWA, ILLINOIS 61350
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (815) 431-2720
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                           NAME OF EACH EXCHANGE
TITLE OF EXCHANGE CLASS                                       WHICH REGISTERED
--------------------------------------------------------------------------------

       None                                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK ($1.00 PAR VALUE)
                         ------------------------------
                                (Title of Class)


                            PREFERRED PURCHASE RIGHTS
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 2001, the Registrant had issued and outstanding 3,967,548 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 2001, was $23,590,768.*

* Based on the last reported price $12.25 of an actual transaction in the Registrant's Common Stock on March 2, 2001, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's 2000 Annual Report to Stockholders (the "2000 Annual Report") are incorporated by reference into Part II of this Form 10-K.

Certain portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                                 FORM 10-K INDEX

                                                                            PAGE
PART I

Item 1.            Description of Business..................................  1
                   A.    The Company
                   B.    Regulation and Supervision

Item 2.            Properties............................................... 12
Item 3.            Legal Proceedings........................................ 13
Item 4.            Submission of Matters to a Vote of Security Holders...... 13

PART II

Item 5.            Market for Registrant's Common Equity and
                       Related Stockholder Matters.......................... 13
Item 6.            Selected Consolidated Financial Data..................... 14
Item 7.            Management's Discussion and Analysis of Results of
                       Operations and Financial Condition................... 15
Item 7A.           Quantitative and Qualitative Disclosure about Market
                       Risk................................................. 37
Item 8.            Financial Statements and Supplementary Data.............. 37
Item 9             Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure ................. 74

PART III

Item 10.           Directors and Executive Officers of the Registrant....... 74
Item 11.           Executive Compensation................................... 75
Item 12.           Security Ownership of Certain Beneficial Owners and
                       Management........................................... 75
Item 13.           Certain Relationships and Related Transactions........... 75

PART IV

Item 14.           Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K.......................................... 75

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company, a Delaware corporation, is a regional financial services company based in Ottawa, Illinois, which has four bank subsidiaries (the "Banks"). The Banks serve communities throughout Central and Northern Illinois through twenty-six locations. The Company also has three non-bank subsidiaries, UnionData Corp, Inc. ("UnionData"), which provides data processing services; UnionTrust Corporation ("UnionTrust", formerly known as Union Corporation), a trust company which also serves as an owner and lessor of banking offices to certain of the Banks; and UnionFinancial Services, Inc., an insurance/brokerage agency with its headquarters located in Peru, Illinois. The Banks and the three non-bank subsidiaries are collectively referred to as the "Subsidiaries." At December 31, 2000, the Company had consolidated assets of approximately $758.7 million, deposits of approximately $636.0 million and stockholders' equity of approximately $59.0 million.

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

EMPLOYEES

         At December 31, 2000, the Company employed 350 full-time equivalent employees. The Company places high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

THE COMPANY

         GENERAL. The Company, as the sole shareholder of UnionBank, Prairie, as the sole or controlling shareholder of UnionBank/Northwest and UnionBank/Central and Country, as the sole shareholder of UnionBank/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

         As of December 31, 2000, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                   Risk-Based                   Leverage
                                 Capital Ratio                Capital Ratio
                                 -------------                -------------

           Company                   10.99%                       6.90%

           Prairie                   13.17%                       8.22%

           Country                   12.29%                       8.07%

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

         During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 2000, the Banks paid FICO assessments totaling $72,678.

         SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2000, the Banks paid supervisory assessments to the Commissioner totaling $108,639.

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

         During the year ended December 31, 2000, none of the Banks was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                      Risk-Based               Leverage
                                    Capital Ratio            Capital Ratio
                                    -------------            -------------

            UnionBank                   11.38%                   7.52%

            UnionBank/ Central          12.61%                   7.92%

            UnionBank/ West             12.52%                   8.10%


         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2000, each of the Banks was well capitalized, as defined by Federal Reserve regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $7.3 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

THE TRUST COMPANY

         The Company is the sole shareholder of UnionTrust Corporation (the "Trust Company"), an Illinois corporation which conducts a full service trust business in the State of Illinois pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires the Trust Company, among other things, to maintain a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices or acquiring another trust company. The Trust Company is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations. The Trust Company is also subject to supervision and regulation by the Federal Reserve under the BHCA.

ITEM 2.  PROPERTIES

         At December 31, 2000, the Company operated 26 banking offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned either by one of the Banks or by UnionTrust Corporation and are not subject to any mortgage or material encumbrance. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE                 MARKETS SERVED          PROPERTY/TYPE LOCATION
---------                 --------------          ----------------------

The Company                                       Administrative Office:
                                                  Ottawa, IL

UnionBank                 LaSalle, Grundy,        Main Office: Streator, IL
                          Livingston, Kane,       Eleven banking offices located
                          Kendall and DeKalb      in markets served.
                          Counties

UnionBank/Central         Bureau and LaSalle      Main Office: Princeton, IL
                          Counties                Five banking offices located
                                                  in markets served.

UnionBank/West            McDonough, Adams,       Main Office: Macomb, IL
                          Hancock, Pike, and      Eight banking offices located
                          Schuyler Counties       in markets served.

UnionBank/Northwest       Jo Davies County        Main Office: Hanover, IL
                                                  Two banking offices located in
                                                  markets served.

UnionData Corp, Inc.      LaSalle and             Main Office: Streator, IL
                          McDonough Counties      Additional office located in
                                                  Macomb, IL

UnionFinancial            LaSalle and Adams       Main Office: Peru, IL
Services, Inc.            Counties                Additional offices located in
                                                  Mendota, Spring Valley, Quincy
                                                  and Rushville, IL

UnionTrust Corporation    Bureau, LaSalle and     Main Office: Ottawa, IL
                          McDonough Counties      Additional offices located in
                                                  Peru, Streator, Princeton and
                                                  Quincy, IL

         In addition to the banking locations listed above, the Banks own 29 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

         At December 31, 2000, the properties and equipment of the Company had an aggregate net book value of approximately $12.0 million.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no items submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was held by approximately 615 stockholders of record as of March 2, 2001, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                        STOCK SALES
                                        -----------
                                                                    CASH
                                        HIGH           LOW        DIVIDENDS
                                        ----           ---        ---------
1999
  First Quarter....................     17.00         13.75         0.040
  Second Quarter...................     16.50         12.50         0.040
  Third Quarter....................     18.13         14.50         0.050
   Fourth Quarter..................     18.00         12.50         0.050

2000
  First Quarter....................     14.50         10.63         0.060
  Second Quarter...................     15.00          9.50         0.060
  Third Quarter....................     11.25         10.00         0.060
  Fourth Quarter...................     11.50          9.94         0.060

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

         The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Banks, as well as the general economic conditions and other relevant factors affecting the Company and the Banks. The Company entered into a new loan agreement in connection with the 1996 acquisition of Prairie and Country, replacing the Company's prior loan agreement. The new loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Selected consolidated financial data for the five years ended December 31, 2000, consisting of data captioned "Selected Consolidated Financial Data" on page 16 of the Company's 2000 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion provides additional information regarding the operations and financial condition of UnionBancorp, Inc. (the "Company") for the three years ended December 31, 2000. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. All numbers presented are in thousands (000's).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report, including the Letter to the Stockholders, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

GENERAL

         The Company derives most of its revenues and income from the operations of its banking subsidiaries (the Banks), but also derives revenue from its nonbank subsidiaries, UnionFinancial Services Inc., UnionData Corp, Inc., and UnionTrust Corporation. The Banks provide a full range of commercial and consumer banking services to businesses and individuals, primarily in north central and west central Illinois, while the nonbanks provide insurance, brokerage, asset management, trust and data processing service to the same regions.

         As of December 31, 2000, the Company had total assets of $758,773, net loans of $498,680, total deposits of $636,003, and total stockholders' equity of $59,035. Total assets increased by 7.8% from year-end 1999 or a $54,656 increase. Total net loans increased by 6.4% from year-end 1999 or a $29,976 increase. This loan growth was primarily funded by a $41,805 or 7.0% increase in deposits. The increases in both loans and deposits reflect increased market share and expansion of the Company's delivery channels.

         There were a number of significant items during 2000 that helped to shape the Company's performance. During the fourth quarter of 2000, the Company provided $2,900 to its allowance for loan losses. This measure was influenced by a single non-performing commercial credit. This provision increased the allowance for loan losses as a percent of average loans to 1.27%. Also during the fourth quarter there was a nonrecurring pre-tax charge of $340 for the buyout of two senior manager employment contracts. Finally, in the fourth quarter, the Company completed the sale of its internet-based technology titled "InterNetStation" to eKiosk.com for shares of stock in that company. InterNetStation is a proprietary system used by travelers to configure publicly accessible internet portals to functionally resemble their personal or corporate computers. The system permits a highly efficient and cost effective means for securely accessing electronic messages. In agreement with the terms of the sale, the Company received a small equity interest in eKiosk.com, currently equal to approximately 3% of eKiosk's outstanding common stock. The net gain on sale of InterNetStation was $180.

         During the third quarter, the Company completed the sale of approximately $2,700 in deposits from its UnionBank/West Camp Point branch. The consummation of this transaction had a minimal after-tax, net gain on sale and was a result of the Company's strategic initiative to analyze its distribution network to improve operating efficiencies and reduce noninterest expense.

During the first quarter, the Company announced that it had purchased 99,000 or 2.5% of its own shares in a privately negotiated transaction for a purchase price of $1,274. The Company's board of directors believed that the Company's stock was undervalued by the market and decided to take advantage of this opportunity based on the general level of financial service sector stocks and the opportunity it created for the Company to purchase stock at an attractive price to earnings multiple. Also during the first quarter, there was a nonrecurring pre-tax charge of $474 for the expense associated with the resignation of the organization's former chief executive officer.

RESULTS OF OPERATIONS

         NET INCOME. Net income equaled $2,903 or $0.66 per fully diluted share for the year ended December 31, 2000 compared with net income of $5,507 or $1.27 per fully diluted share for the year ended December 31, 1999. This represents a 48.0% decrease in per share earnings and a 47.3% decrease in net income.

         The decrease in net income was primarily the result of several factors including an increased provision for loan losses, significant compression in the net interest margin and specific strategic initiatives undertaken that had a net adverse effect on earnings. These items included a $3,336 additional provision for loan loss as compared to 1999, $814 in executive severance packages and related expenses, $150 in the elimination of executive corporate vehicles and other one time expenses, $180 related to the net gain on sale of InterNetStation to eKiosk.com, $438 related to the gain on sale of UnionBank/West's Camp Point branch, and $232 in impairment of intangible assets. Exclusive of these nonrecurring items, core net income equaled $5,346 or $1.27 per fully diluted share. This represents no change in per share earnings and a 2.9% decrease in net income. Management believes that these core results are more indicative of the underlying performance of the Company.

         Return on average assets was 0.40% for the period compared to the 0.83% for the same period in 1999. Cash return on average assets for the period was 0.54%. Return on average stockholders' equity was 5.09% for the period compared to 9.83% for the same period in 1999. Return on average tangible equity capital for the period equaled 7.79%.

         In addition to the traditional measurement of net income, the Company also calculates cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Cash earnings per share, cash return on average assets and cash return on average equity capital are detailed as follows:

                                         For the Year Ended December 31, 2000
                                      -----------------------------------------
                                      Reported                          Cash
                                      Earnings   Goodwill    Other     Earnings
                                      --------   --------   --------   --------

Income before income taxes            $  3,920   $    647   $    590   $  5,157
Income taxes                             1,017         --        229      1,246
                                      --------   --------   --------   --------
Net income                               2,903        647        361      3,911
Preferred stock dividends                  259         --         --        259
                                      --------   --------   --------   --------

Net income for common stockholders    $  2,644   $    647   $    361   $  3,652
                                      ========   ========   ========   ========

Diluted earnings per common share     $   0.66   $   0.16   $   0.09   $   0.91
                                      ========   ========   ========   ========

Return on average total assets            0.40%                            0.54%

Return on average stockholders' equity    5.09%                            6.86%

         Net income was $5,507 for the year ended December 31, 1999 compared with net income of $5,389 for the year ended December 31, 1998, an increase of $118 or 2.2%. The increase in earnings per share in 1999 compared with 1998 was primarily attributed to the sustained growth in core noninterest income coupled with the continued growth in net interest income driven by the loan portfolio.

         NET INTEREST INCOME. Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and rates earned and paid, respectively, on those assets and liabilities. The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Net interest margin measures how efficiently the Company uses its earning assets and underlying capital.

         The Company's long term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

         Net interest income was $24,682 for the year ended December 31, 2000, compared with net interest income of $24,802 earned during the same period in 1999. This represented a decrease of $120 and was primarily attributable to a rise in the cost of funds due to interest rate increases and increased competition for deposits. This was partially offset by an increase in rates on loans where the increase in interest rates on loans of 16 basis points, as well as an overall tightening of loan underwriting standards, contributed to slower than expected loan growth.

         The year over year decrease resulted from higher interest income of $5,668 offset by higher interest expense of $5,788. Further breaking down the change, approximately 48% was related to an increase in volume and 52% was related to a decrease in rate. The increase in interest income resulted from $4,784 associated with volume and $884 associated with rate. The majority of the improvement in interest income was related to a $46,923 increase in the volume of average loans. The change in interest expense resulted from increases of $2,947 associated with volume and $2,841 associated with rate. The majority of the change was associated with total time deposit increases of $52,868 in volume and 60 basis points in the cost of funds.

         The net interest margin on a tax equivalent basis for the period decreased 36 basis points to 3.67% as compared to the prior year's 4.03%. The compression in the net interest margin was largely related to the Company's increasing cost of funds due to the rising interest rate environment as the Company's cost of funding earning-assets increased faster than the yields on earning-assets. Specifically, yields on interest-earning assets increased 17 basis points to 8.24% as compared to the prior year's 8.07%. In contrast, rates paid on interest-bearing liabilities increased 60 basis points to 5.20% as compared to the prior year's 4.60%.

         Net interest income was $24,802 for 1999, an increase of $1,167 or 4.9%, compared with net interest income of $23,635 for 1998. The Company's average total interest-earning assets increased from $590,008 for 1998 to $615,730 for 1999 representing a 4.4% increase resulting primarily from the growth attributed to efforts to increase market share during 1999. The net interest margin increased to 4.03% at December 31, 1999 from 4.01% at December 31, 1998. The interest rates on average earning assets decreased to 8.07% in 1999 from 8.29% in 1998, while rates on average interest-bearing liabilities decreased to 4.60% in 1999 from 4.87% in 1998.

         The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2000, 1999 and 1998. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period.

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)
                                                                      For the Years Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                      2000                          1999                          1998
                                           --------------------------    --------------------------    --------------------------
                                                      Interest                      Interest                      Interest
                                           Average    Income/  Average   Average    Income/  Average   Average    Income/  Average
                                           Balance    Expense   Rate     Balance    Expense   Rate     Balance    Expense   Rate
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits               $  2,248   $   133    5.92%   $  1,801   $    92    5.11%   $  1,568   $   142    9.06%
   Securities (1)
     Taxable                                138,643     8,514    6.14     133,156     8,060    6.05     149,807     9,016    6.02
     Nontaxable (2)                          41,320     3,081    7.46      40,963     3,034    7.41      42,131     3,225    7.65
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
       Total securities (tax equivalent)    179,963    11,595    6.44     174,119    11,094    6.37     191,938    12,241    6.38
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
    Federal funds sold                        4,224       290    6.87       1,244        73    5.87       5,942       333    5.60
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
     Loans (3)(4)
       Commercial                           144,706    13,282    9.18     128,008    11,343    8.86     109,685    10,377    9.46
       Real estate                          288,651    24,929    8.64     269,840    22,181    8.22     239,780    20,632    8.60
       Installment and other                 52,132     5,138    9.86      40,718     3,681    9.04      41,095     3,892    9.47
       Fees on loans                             --        --      --          --     1,235      --          --     1,276      --
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
         Net loans (tax equivalent)         485,489    43,349    8.93     438,566    38,440    8.76     390,560    36,177    9.26
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
           Total interest-earning assets    671,924    55,367    8.24     615,730    49,699    8.07     590,008    48,893    8.29
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----

NON-INTEREST-EARNING ASSETS
   Cash and cash equivalents                 21,358                        20,801                        17,436
   Premises and equipment, net               12,700                        13,729                        14,680
   Other assets                              15,471                        15,090                        17,208
                                           --------                      --------                      --------
     Total non-interest-earning assets       49,529                        49,620                        49,324
                                           --------                      --------                      --------

       Total assets                        $721,453                      $665,350                      $639,332
                                           ========                      ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                            $ 53,764     1,249    2.32%   $ 55,888     1,281    2.29%   $ 56,668     1,353    2.39%
   Money market accounts                     39,407     1,629    4.13      33,864     1,189    3.51      29,300     1,040    3.55
   Savings deposits                          48,476     1,239    2.56      57,242     1,543    2.70      61,740     1,848    2.99
   Time $100,000 and over                   179,183    10,088    5.63     128,090     6,569    5.13     106,187     5,809    5.47
   Other time deposits                      217,693    13,049    5.99     215,918    11,430    5.29     215,478    12,288    5.70
   Federal funds purchased and
     repurchase agreements                    3,571       233    6.52      13,050       679    5.20      16,773       953    5.68
   Advances from FHLB                        37,665     2,366    6.28      27,636     1,526    5.52      21,727     1,226    5.64
   Notes payable                             10,413       832    7.99       9,530       680    7.14      11,024       741    6.72
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
     Total interest-bearing liabilities     590,172    30,685    5.20     541,216    24,897    4.60     518,897    25,258    4.87
                                           --------   -------   -----    --------   -------   -----    --------   -------   -----
NON-INTEREST-BEARING LIABILITIES
   Non-interest-bearing deposits             66,720                       61,458                        59,885
   Other liabilities                          7,575                        6,656                         6,569
                                           --------                     --------                      --------
     Total non-interest-bearing liabilities  74,295                       68,114                        66,454
                                           --------                     --------                      --------
   Stockholders' equity                      56,986                       56,020                        53,981
                                           --------                     --------                      --------

   Total liabilities and stockholders'
     equity                                $721,453                     $665,350                      $639,332
                                           ========                     ========                      ========
   Net interest income (tax equivalent)               $24,682                       $24,802                       $23,635
                                                      =======                       =======                       =======
   Net interest income (tax equivalent)
     to total earning assets                                     3.67%                         4.03%                         4.01%
                                                                =====                         =====                         =====
   Interest-bearing liabilities to
      earning assets                          87.83%                       87.90%                        87.95%
                                           ========                     ========                      ========

----------------------------------------------
(1) Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) Nonaccrual loans are included in the average balances.
(4) Overdraft loans are excluded in the average balances.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change." The following table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

                             RATE/VOLUME ANALYSIS OF
                               NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                   For the Years Ended December 31,
                                 --------------------------------------------------------------
                                     2000 Compared to 1999            1999 Compared to 1998
                                 -----------------------------    -----------------------------
                                        Change Due to                    Change Due to
                                 -----------------------------    -----------------------------
                                 Volume      Rate        Net      Volume      Rate        Net
                                 -------    -------    -------    -------    -------    -------
INTEREST INCOME:
   Interest-earning deposits     $    25    $    16    $    41    $    19    $   (69)   $   (50)
   Investment securities:
      Taxable                        344        110        454     (1,001)        45       (956)
      Nontaxable                      20         27         47       (127)       (64)      (191)
   Federal funds sold                203         14        217       (275)        15       (260)
   Loans                           4,192        717      4,910      4,286     (2,023)     2,263
                                 -------    -------    -------    -------    -------    -------

      Total interest income        4,784        884      5,668      2,902     (2,096)       806
                                 -------    -------    -------    -------    -------    -------

INTEREST EXPENSE:
   NOW accounts                      (49)        17        (32)       (18)       (54)       (72)
   Money market accounts             211        229        440        161        (12)       149
   Savings deposits                 (227)       (77)      (304)      (131)      (174)      (305)
   Time, $100,000 and over         2,826        693      3,519      1,139       (379)       760
   Other time                         95      1,524      1,619         25       (883)      (858)
   Federal funds purchased and
     repurchase agreements          (586)       140       (446)      (198)       (76)      (274)
   Advances from FHLB                611        229        840        327        (27)       300
   Notes payable                      66         86        152       (105)        44        (61)
                                 -------    -------    -------    -------    -------    -------

      Total interest expense       2,947      2,841      5,788      1,200     (1,561)      (361)
                                 -------    -------    -------    -------    -------    -------

         Net interest margin     $ 1,837    $(1,957)   $  (120)   $ 1,702    $  (535)   $ 1,167
                                 =======    =======    =======    =======    =======    =======

         PROVISION FOR LOAN LOSSES. The amount of the provision for loan losses is based on management's monthly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other nonperforming loans, historical loss experience, results of examinations by regulatory agencies, an internal asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors.

         The 2000 provision for loan losses totaled $4,858 compared with $1,522 in 1999. The increase was primarily influenced by a single non-performing commercial credit discussed in the Nonperforming Assets section. In addition to this credit, there were a number of other loans identified in the fourth quarter that had deteriorating conditions. In reaching the decision to provide a larger provision, management also considered several other factors, including an increase in non-performing loans, general concerns over asset quality and an increase in charge-offs during the first three quarters of 2000. Net charge-offs in 2000 were approximately $2,135 compared with $1,689 in 1999. Along with other financial institutions, management shares a concern for the softening of the economy in 2001, which may lead to an increase in problem assets and loans in the financial industry generally.

         The 1999 provision for loan losses was $1,522 compared with $1,635 in 1998. Net charge-offs in 1999 were approximately $1,689. The provision for loan losses of $1,522 was made to bring the allowance for loan losses to the level management deemed adequate as of December 31, 1999.

         NONINTEREST INCOME. The following table shows the Company's noninterest income:

                               NONINTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                    Years Ended December 31,
                                                -------------------------------
                                                  2000        1999       1998
                                                --------    --------   --------

Service charges                                 $  2,683    $  2,259   $  2,251
Merchant fee income                                1,110       1,116        833
Trust income                                         744         711        590
Mortgage banking income                            1,278       1,301      1,518
Insurance commissions and fees                     2,862       2,595        317
Securities gains (losses), net                       (29)         45         56
Gain on sale of subsidiaries and
   branch locations                                  438          --        820
Other income                                       2,054       1,461      1,686
                                                --------    --------   --------

     Total noninterest income                   $ 11,140    $  9,488   $  8,071
                                                ========    ========   ========

         Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as revenues earned by the Company's insurance/brokerage, trust and data processing services. Noninterest income totaled $11,140 for the year ended December 31, 2000, as compared to $9,488 for the same timeframe in 1999. This represented an increase of $1,652 or 17.4%.

         Exclusive of the approximate $438 gain on sale of UnionBank/West's Camp Point branch and $315 gross gain on sale of InterNetStation to eKiosk.com, which is included in other income, core noninterest income totaled $10,387. This represented an $899 or 9.5% increase over 1999. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of the gains, increased to 30.6% versus the 28.6% that existed at 1999.

         A majority of the increase in core noninterest income was related to service charge income. Service charges consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. Approximately 65% of the increase was due to higher overdraft and insufficient fund fees. The remaining increase was primarily related to an increase in service charges due to higher transaction volume in business checking accounts.

         Also contributing to the improvement in noninterest income were increases related to insurance/brokerage commissions and fees, internet service provider (ISP), and trust management income. The $267 insurance and brokerage fees increase was largely related to a general hardening of the insurance market and increased volume due to the employment of more brokerage producers. The $163 improvement in the internet service provider (ISP), included in other noninterest income, was due to a 530 or 25.2% increase in ISP customers to a level of 2,630. The Company also provides trust services to its customers by acting as executor, administrator, trustee, or agent and in various other fiduciary capacities for client accounts. Total assets under management at December 31, 2000 and 1999 were approximately $145,788 and $145,582, respectively. Trust income, which is predominately comprised of assessed fees based on the market value of managed client portfolios, increased by $33 during 2000.

         These improvements were offset by minor decreases in merchant fee income and mortgage banking operations. Specifically, mortgage banking declined $23 as rising interest rates resulted in a reduction in the rate of mortgage refinancing and slower real estate activity in general.

         Noninterest income totaled $9,488 for the year ended December 31, 1999, as compared to $8,071 in 1998. This represented an increase of $1,417 or 17.56%. As a percentage of total income, noninterest income increased to 28.6% versus the 26.4% that existed at 1998.

         The majority of the increase was related to insurance commissions and fees and merchant fee income. The Company, through its wholly owned subsidiary UnionFinancial Services Inc., provides a full range of insurance and brokerage services to its customers. The $2,278 year over year increase was attributable to a full year of policies sold and brokerage services provided. Merchant fee income consists of transaction, processing, and rental fees related to the Company's credit card portfolio and ancillary products. A majority of the $283 increase was due to higher interchange fees and merchant discounts related to retail processing.

         Total assets under management at December 31, 1999 and 1998 were approximately $145,582 and $143,574, respectively. Trust income, which is predominately comprised of assessed fees based on the market value of managed client portfolios, increased by $121 during 1999.

         Service charges consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. The increase of $8 was due to higher volumes of business checking accounts and the resulting higher service charges offset by lower overdraft and insufficient fund fees.

         These improvements were offset by a $217 decline in mortgage banking income, as rising interest rates resulted in a reduction in the rate of mortgage refinancing and slower real estate activity in general.

         NONINTEREST EXPENSE. The following table shows the Company's noninterest expense:

                               NONINTEREST EXPENSE
                             (DOLLARS IN THOUSANDS)

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 2000         1999         1998
                                               -------      -------      -------

Salaries and employee benefits                 $13,468      $12,244      $10,557
Occupancy expense, net                           1,753        1,594        1,520
Furniture and equipment expenses                 1,803        1,888        1,788
Supplies and printing                              573          538          563
Telephone                                          749          677          576
Amortization of intangible assets                1,310          897          940
Other expense                                    6,229        5,759        4,789
                                               -------      -------      -------

     Total noninterest expense                 $25,885      $23,597      $20,733
                                               =======      =======      =======

         Noninterest expense totaled $25,885 for the year ended December 31, 2000, as compared to $23,597 for the same timeframe in 1999. This represented an increase of $2,288 or 9.7%. During 2000, the Company engaged in a number of strategic initiatives that had an effect on noninterest expense levels. These items included $814 in executive severance package and related expenses, $150 in the elimination of executive corporate vehicles and other one time expenses, $135 related to expenses associated with the sale of InterNetStation, and $232 in impairment of intangible assets. Exclusive of these nonrecurring items, core noninterest expense totaled $24,554, representing a $957 or 4.1% increase over 1999 levels.

         Salaries and employee benefits accounted for $410 or 42.8% of the core increase. This increase was primarily due to regular merit increases, basic incentive compensation, and a full year of expenses related to the initial staffing and related compensations costs of new banking centers opened in 1999.

         Also contributing to the change in noninterest expense were increases of $159 related to occupancy expense and $72 related to telephone expense where both were associated with operational costs of new banking centers in 1999. Based upon past experience, new banking centers may require 12 to 18 months to achieve breakeven levels due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during 2000 reflected a significant portion of these expenses. It is anticipated that other expenses will not increase materially in the future due to expenses associated with the new banking centers.

         The remaining core increase was primarily attributable to $290 related to amortization of intangible assets from the Rushville branch in December of 1999 and advertising and promotion campaigns targeted in markets for UnionFinancial Services, Inc. and the new banking centers.

         Noninterest expense was $23,597 in 1999, an increase of $2,864 or 13.8% compared with noninterest expense of $20,733 for 1998. Salaries and employee benefits accounted for $1,687 or 58.9% of the increase. The increase in salaries and employee benefits expense for 1999 was primarily due to the UnionFinancial Services acquisition in 1998 and the new locations which became operational in 1999. Approximately 89% or $1,501 of the increase was related to a full year of UnionFinancial Services salary and commission costs. The remaining variance was due to regular merit increases, basic incentive compensation, and the initial staffing and related compensation costs of two new banking centers.

         The 4.9% increase in occupancy expense was largely related to operational costs of two new banking centers and a full year of UnionFinancial Services. Furniture and equipment costs increased 5.6% due to higher equipment depreciation expense as a result of purchases of furniture and equipment for the additional branches established in 1999 and a full year of operations of UnionFinancial Services.

         Approximately 49.2% or $412,000 of the increase in other expense was primarily associated with a full year of expense related to UnionFinancial Services. The remaining variance was primarily attributable to advertising and promotion campaigns targeted in markets for UnionFinancial Services and the new banking centers and interchange fee expense due to increased debit and credit card activity.

         APPLICABLE INCOME TAXES. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years.

                                            Years Ended December 31,
                                     -----------------------------------
                                        2000         1999         1998
                                     ---------    ---------    ---------

Income before income taxes           $   3,920    $   8,021    $   8,112
Applicable income taxes                  1,017        2,514        2,723
Effective tax rates                       25.9%        31.3%        33.6%

Tax expense for all three years included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax.

         PREFERRED STOCK DIVIDENDS. The Company paid $259 of preferred stock dividends in 2000, 1999, and 1998.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The assumption in this table is that liabilities will reprice faster than assets due to market constraints and management's assessment of their assets and liabilities. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2000 and 1999 for the various rate shock levels.

December 31, 2000                              Net Interest Income
-----------------                --------------------------------------------
                                   Amount          Change             Change
                                 ---------        ---------          --------
                                            (Dollars in Thousands)

         +200 bp                 $  24,188        $  (1,485)          (5.78)%
         +100 bp                    24,783             (890)          (3.47)
         Base                       25,673               --              --
         -100 bp                    26,338              665            2.59
         -200 bp                    26,227              554            2.16

         Based upon the Company's model at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.78% or approximately $1,485. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.16% or approximately $554.

December 31, 2000                              Net Interest Income
-----------------                --------------------------------------------
                                   Amount          Change             Change
                                 ---------        ---------          --------
                                            (Dollars in Thousands)

         +200 bp                 $  24,241        $  (1,405)          (5.48)%
         +100 bp                    24,870             (776)          (3.03)
         Base                       25,646               --              --
         -100 bp                    26,178              532            2.07
         -200 bp                    25,647                1            0.00

         Based upon the Company's model at December 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.48% or approximately $1,405. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 0.00% or approximately $1.

FINANCIAL CONDITION

         LOANS AND ASSET QUALITY. The Company's loans are diversified by borrower and industry group. Loan growth has occurred every year over the past five years and can be attributed to underlying growth, as well as loan demand resulting from ongoing market liquidity conditions, and the addition of new loan products. Much of this growth has been concentrated in commercial and commercial real estate segments. The following table describes the composition of loans by major categories outstanding.

                                 LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                            Aggregate Principal Amount
                            -------------------------------------------------------------
                                                    December 31,
                            -------------------------------------------------------------
                               2000         1999         1998         1997         1996
                            ---------    ---------    ---------    ---------    ---------
Commercial                  $ 117,534    $ 103,842    $  74,481    $  62,936    $  60,152
Agricultural                   38,479       38,328       41,821       39,431       43,500
Real estate:
    Commercial mortgages      134,942      126,645       99,872       72,730       63,254
    Construction               19,322       15,786       13,935       14,393       13,549
    Agricultural               39,658       38,847       35,790       27,955       29,185
    1-4 family mortgages       99,237      102,695       96,921      109,411       91,697
Installment                    53,276       43,644       32,714       41,210       42,320
Other                           2,646        2,615        2,884        3,076        3,354
                            ---------    ---------    ---------    ---------    ---------
                              505,094      472,402      398,418      371,142      347,011
Unearned income                     0           (7)         (30)        (157)        (515)
                            ---------    ---------    ---------    ---------    ---------
Total loans                   505,094      472,395      398,388      370,985      346,496
Allowance for loan losses      (6,414)      (3,691)      (3,858)      (3,188)      (3,068)
                            ---------    ---------    ---------    ---------    ---------

    Loans, net              $ 498,680    $ 468,704    $ 394,530    $ 367,797    $ 343,428
                            =========    =========    =========    =========    =========

                                            Aggregate Principal Amount
                            -------------------------------------------------------------
                                                    December 31,
                            -------------------------------------------------------------
                               2000         1999         1998         1997         1996
                            ---------    ---------    ---------    ---------    ---------

                                         Percentage of Total Loan Portfolio
                            -------------------------------------------------------------
Commercial                      23.27%       21.98%       18.69%       16.96%       17.33%
Agricultural                     7.62         8.11        10.50        10.62        12.54
Real estate:
    Commercial mortgages        26.72        26.81        25.07        19.60        18.23
    Construction                 3.83         3.34         3.50         3.88         3.90
    Agricultural                 7.85         8.22         8.98         7.53         8.41
    1-4 family mortgages        19.65        21.74        24.33        29.48        26.42
Installment                     10.55         9.24         8.21        11.10        12.20
Other loans                      0.51         0.56         0.72         0.83         0.97
                            ---------    ---------    ---------    ---------    ---------

    Gross loans                100.00%      100.00%      100.00%      100.00%      100.00%
                            =========    =========    =========    =========    =========

         As of December 31, 2000 and 1999, commitments of the Banks under standby letters of credit and unused lines of credit totaled approximately $42,717 and $52,508, respectively.

         Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2000 were as follows:

                           STATED LOAN MATURITIES (1)
                             (DOLLARS IN THOUSANDS)

                               Within       1 to 5        After 5
                               1 Year        Years         Years          Total
                              --------      --------      --------      --------

Commercial                    $ 62,593      $ 38,221      $ 16,720      $117,534
Agricultural                    25,658        10,746         2,075        38,479
Real estate                     61,492        83,856       147,811       293,159
Installment                     16,924        38,806           192        55,922
                              --------      --------      --------      --------

     Total                    $166,667      $171,629      $166,798      $505,094
                              ========      ========      ========      ========

--------------------
(1)  Maturities based upon contractual maturity dates

         The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

         Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2000 were as follows:

                                 LOAN REPRICING
                             (DOLLARS IN THOUSANDS)

                               Within       1 to 5        After 5
                               1 Year        Years         Years          Total
                              --------      --------      --------      --------

Fixed rate                    $ 73,190      $ 37,480      $162,405      $273,075
Variable rate                   90,957       132,751         2,534       226,242
Impaired and not accruing
  and nonaccrual                 2,520         1,398         1,859         5,777
                              --------      --------      --------      --------

     Total                    $166,667      $171,629      $166,798      $505,094
                              ========      ========      ========      ========

         NONPERFORMING ASSETS. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other non-performing assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

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

         Each of the Company's loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on an ongoing basis. Management continuously monitors nonperforming, impaired, and past due loans to prevent further deterioration of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from classification under nonperforming assets or impaired loans. Management further believes that credits classified as nonperforming assets or impaired loans include any material loans as to which any doubts exist as to their collectibility in accordance with the contractual terms of the loan agreement.

         The Company has a loan review function which is separate from the lending function and is responsible for the review of new and existing loans. Potential problem credits are monitored by the loan review function and are submitted for review to the loan committee and audit committee members.

         The following table sets forth a summary of nonperforming assets at December 31, 2000:

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

                                                      December 31,
                                        ------------------------------------------
                                         2000     1999     1998     1997     1996
                                        ------   ------   ------   ------   ------
Nonaccrual and impaired loans not
  accruing                              $5,777   $2,949   $1,487   $1,714   $1,774
Impaired and other loans 90 days past
  due and still accruing interest        2,102      566    1,111    1,013      486
                                        ------   ------   ------   ------   ------
    Total nonperforming loans            7,879    3,515    2,598    2,727    2,260
Other real estate owned                    467      523      201      215      363
Other nonperforming assets (1)               0       --      100      100      192
                                        ------   ------   ------   ------   ------

    Total nonperforming assets          $8,346   $4,038   $2,899   $3,042   $2,815
                                        ======   ======   ======   ======   ======

Nonperforming loans to total loans        1.56%    0.74%    0.65%    0.74%    0.65%
Nonperforming assets to total loans       1.65     0.85     0.73     0.82     0.81
Nonperforming assets to total assets      1.10     0.57     0.46     0.49     0.44

------------------------
(1)  Represents a single municipal security in default status.

         Nonperforming loans totaled $7,879 at year end 2000 as compared to $3,515 at year end 1999, increasing as a percentage of total loans to 1.56% in 2000 from 0.74% in 1999. Of this increase, $2,052 or 47% was attributable to a single non-performing commercial credit. Throughout the first three quarters of 2000, the Company had been extending additional funds on this commercial credit, but during the third quarter the loan began to deteriorate and was appropriately recognized as a troubled credit. In late November and early December, the Company continued to review this credit and determined that an addition to the allowance was required. In addition to this credit, there were a number of other loans identified in the fourth quarter that had deteriorating conditions.

         The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2000:

                             OTHER REAL ESTATE OWNED
                             (DOLLARS IN THOUSANDS)

                                                     Number      Net Book
                                                       of        Carrying
                                                     Parcels      Value
                                                     -------     -------

Developed property                                        22     $   467
                                                     =======     =======

         ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

         On a monthly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Company's Loan Review Officer validates the officers' grades. In the event that the Loan Review Officer downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

         The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on loans by major category. The subjective portion is determined based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists. The determination by the Company of the appropriate level of its allowance for loan losses was $6,414 at December 31, 2000.

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change in 2000. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations. Along with other financial institutions, management shares a concern for the softening of the economy in 2001, which may lead to an increase in problem assets and loans in the financial industry generally. The following table presents a detailed analysis of the Company's allowance for loan losses.


                            ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                             December 31,
                                      ----------------------------------------------------------
                                         2000        1999        1998         1997        1996
                                      ---------   ---------   ---------    ---------   ---------
Beginning balance                     $   3,691   $   3,858   $   3,188    $   3,068   $   2,014

Charge-offs:
    Commercial                            1,663       1,186         428          262         967
    Real estate mortgages                   144         346         169          386         181
    Installment and other loans             444         340         435          559         366
                                      ---------   ---------   ---------    ---------   ---------
       Total charge-offs                  2,251       1,872       1,032        1,207       1,514
                                      ---------   ---------   ---------    ---------   ---------

Recoveries:
    Commercial                               37          79          98           47          41
    Real estate mortgages                     3          22          37           88          --
    Installment and other loans              76          82         108          113          57
                                      ---------   ---------   ---------    ---------   ---------
       Total recoveries                     116         183         243          248          98
                                      ---------   ---------   ---------    ---------   ---------

Net charge-offs                           2,135       1,689         789          959       1,416
                                      ---------   ---------   ---------    ---------   ---------
Provision for loan losses                 4,858       1,522       1,635        1,079       1,178
Allowance associated with the
  Acquisitions (divestitures)                --          --        (176)          --       1,292
                                      ---------   ---------   ---------    ---------   ---------

Ending balance                        $   6,414   $   3,691   $   3,858    $   3,188   $   3,068
                                      =========   =========   =========    =========   =========

Period end total loans, net of
  unearned interest                   $ 505,094   $ 472,395   $ 398,388    $ 370,985   $ 346,496
                                      =========   =========   =========    =========   =========

Average loans                         $ 485,489   $ 440,284   $ 390,560    $ 358,620   $ 243,978
                                      =========   =========   =========    =========   =========

Ratio of net charge-offs to
  average loans                            0.44%       0.38%       0.20%        0.27%       0.58%
Ratio of provision for loan losses
  to average loans                         1.00        0.35        0.42         0.30        0.48
Ratio of allowance for loan losses
  to ending total loans                    1.27        0.78        0.97         0.86        0.89
Ratio of allowance for loan losses
  to total nonperforming loans            81.41      105.01      148.99       116.91      135.75
Ratio of allowance at end of period
  to average loans                         1.32        0.84        0.99         0.89        1.26

         The following table sets forth an allocation of the allowance for loan losses among the various loan categories.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                                      December 31,
                              -------------------------------------------------------------------------------------------
                                    2000               1999               1998               1997               1996
                              ---------------    ---------------    ---------------    ---------------    ---------------
                                       Loan               Loan               Loan               Loan               Loan
                                      Category           Category           Category           Category           Category
                                      to Gross           to Gross           to Gross           to Gross           to Gross
                              Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                              -------  ------    -------  ------    -------  ------    -------  ------    -------  ------
Commercial                    $ 3,903   22.58%   $ 1,114   30.09%   $ 1,213   29.19%   $   962   27.58%   $   776   29.87%
Real estate                     1,412   58.04      1,290   60.11      1,245   61.87      1,052   60.49        758   56.97
Installment and other loans       511   19.38        393    9.80        443    8.94        482   11.93        517   13.16
Unallocated                       588      --        894      --        957      --        692      --      1,017      --
                              -------  ------    -------  ------    -------  ------    -------  ------    -------  ------

   Total                      $ 6,414  100.00%   $ 3,691  100.00%   $ 3,858  100.00%   $ 3,188  100.00%   $ 3,068  100.00%
                              =======  ======    =======  ======    =======  ======    =======  ======    =======  ======

         SECURITIES ACTIVITIES. The Company's securities portfolio, which represented 26.8% of the Company's average earning asset base as of December 31, 2000, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. Securities classified as available-for-sale are carried at fair value and are purchased with the intent to provide liquidity and to increase returns. The Company does not have any securities classified as trading. Securities available-for-sale, carried at fair value, were $189,719 at December 31, 2000 compared to $173,893 at December 31, 1999.

         On July 1, 1999, the Company adopted Statement No. 133, which allows the Company a one-time reclassification of securities held-to-maturity to available-for-sale or trading. The Company transferred securities with an amortized cost of $44,350 previously classified as held-to-maturity to available-for-sale upon adoption. The unrealized gain on the securities transferred was $106 on July 1, 1999 and the Company's equity increased by $65 as a result of the transfer.

         The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The exposure of capital to market valuation adjustments existing at the time of the Prairie acquisition has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time, and the sale of floating rate securities with lower lifetime caps or reset limits. In addition, some of the callable securities that have been purchased have shorter final maturities which also reduces the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates.

         The following table describes the composition of securities by major category and maturity.

                              SECURITIES PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                                         December 31,
                                        ----------------------------------------------------------------------------
                                                  2000                      1999                        1998
                                        ----------------------    ----------------------      ----------------------
                                                       % of                      % of                        % of
                                          Amount     Portfolio      Amount     Portfolio        Amount     Portfolio
                                        ----------   ---------    ----------   ---------      ----------   ---------
HELD-TO-MATURITY
   States and political subdivisions    $       --          --%   $       --          --%     $   41,847       23.83%
                                        ----------   ---------    ----------   ---------      ----------   ---------

     Total                              $       --          --%   $       --          --%     $   41,847       23.83%
                                        ==========   =========    ==========   =========      ==========   =========

AVAILABLE-FOR-SALE
   U.S. Treasury                        $    4,255        2.24%   $    5,461        3.14%    $     6,891        3.92%
   U.S. government agencies
     and corporations                       70,936       37.40        56,305       32.38          49,330       28.09
   U.S. government agency
     mortgage backed securities             34,505       18.19        29,962       17.23          31,005       17.66
   States and political
     Subdivisions                           43,413       22.88        42,820       24.62              --          --
   Collateralized mortgage
     obligations                            32,297       17.02        35,481       20.40          43,208       24.60
   Corporate bonds                              --          --            --          --             100        0.06
   Other securities                          4,313        2.27         3,864        2.23           3,238        1.84
                                        ----------   ---------    ----------   ---------      ----------   ---------

      Total                             $  189,719      100.00%   $  173,893      100.00%     $  133,772       76.17%
                                        ==========   =========    ==========   =========      ==========   =========

         The following table sets forth the contractual, callable or estimated maturities and yields of the securities portfolio as of December 31, 2000. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                MATURITY SCHEDULE
                             (DOLLARS IN THOUSANDS)

                                                                   Maturing
                      ----------------------------------------------------------------------------------------------------
                                                After 1 but          After 5 but
                        Within 1 Year          Within 5 Years       Within 10 Years         After 10 Years
                      ------------------     ------------------     ----------------       ----------------         Total
                       Amount      Yield      Amount      Yield      Amount    Yield        Amount    Yield        Amount
                      --------     -----     --------     -----     --------   -----       --------   -----       --------
AVAILABLE-FOR-SALE
U.S. Treasury         $  3,250     5.631%    $  1,005     4.842%    $     --        --%    $     --        --%    $  4,255
U.S. government
  agencies and
  corporations          24,958     6.549       43,758     6.201        2,220     6.282           --        --       70,936
U.S. government
  agency mortgage
  backed securities          4     9.223          128     7.966       13,400     6.061       20,973     6.964       34,505
States and political
  Subdivisions (1)       3,776     5.345       16,043     4.810       20,437     5.097        3,157     5.704       43,413
  Collateralized
  mortgage obligations      --        --           --        --        8,884        --       23,413     5.294       32,297
Equity securities        3,998        --          315        --           --        --           --        --        4,313
                      --------               --------               --------               --------               --------

    Total             $ 35,986               $ 61,249               $ 44,941               $ 47,543               $189,719
                      ========               ========               ========               ========               ========

------------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

         DEPOSIT ACTIVITIES. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $605,243 for 2000, representing an increase of $52,785 or 9.6% compared with the average balance of total deposits for 1999. The increase in deposits was primarily due to the growth attributed to increased market share in 2000.

         The following table sets forth certain information regarding the Banks' average deposits.

                                AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                      For the Years Ended December 31,
                         ---------------------------------------------------------------------------------------
                                    2000                          1999                          1998
                         --------------------------    ---------------------------    --------------------------
                                       %      Average                %      Average                %      Average
                          Average     of       Rate     Average     of       Rate      Average    of       Rate
                          Amount     Total     Paid     Amount     Total     Paid      Amount    Total     Paid
                         --------    ------   ------   --------   -------   ------    --------   ------   ------
Non-interest-bearing
  demand deposits        $ 66,720     11.02%      --%    61,458     11.12%      --%   $ 59,885    11.32%      --%
Savings accounts           48,476      8.01     2.56     57,240     10.36     2.70      61,740    11.67     2.99
Interest-bearing
  demand deposits          93,171     15.39     3.09     89,752     16.25     2.75      85,968    16.24     2.78
Time, less than $100,000  179,183     29.61     5.63    215,918     39.08     5.29     215,478    40.71     5.47
Time, $100,000 or more    217,693     35.97     5.99    128,090     23.19     5.13     106,187    20.06     5.70
                         --------    ------   ------   --------   -------   ------    --------   ------   ------

    Total deposits       $605,243    100.00%    4.50   $552,458    100.00%    3.98%   $529,258   100.00%    4.22%
                         ========    ======   ======   ========   =======   ======    ========   ======   ======

         As of December 31, 2000, nonbrokered time deposits over $100,000 represented 29.2% of total deposits, compared with 23.2% of total deposits as of December 31, 1999. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary banks and provide a greater degree of stability than is typically associated with this source of funds.

         The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2000.

                        TIME DEPOSITS OF $100,000 OR MORE
                             (DOLLARS IN THOUSANDS)

MATURITY RANGE

     Three months or less                                         $   70,515
     Over three months through six months                             47,427
     Over six months through twelve months                            59,851
     Over twelve months                                               30,579
                                                                  ----------

         Total                                                    $  208,372
                                                                  ==========

         RETURN ON EQUITY AND ASSETS. The following table presents various ratios for the Company.

                           RETURN ON EQUITY AND ASSETS

                                                       For the Years Ended
                                                           December 31,
                                                --------------------------------
                                                 2000         1999         1998
                                                ------       ------       ------

Return on average assets                         0.40%        0.83%        0.84%
Return on average equity                         5.09         9.83         9.98
Average equity to average assets                 7.90         8.42         8.44
Dividend payout ratio for common stock          35.93        14.65        12.34

         The decrease in the return on average assets and return on average equity ratios in 2000 was principally related to the nonrecurring items discussed in the analysis above which resulted in a 47.3% decrease in net income, coupled with average assets and equity growing at a faster pace than the net income necessary to increase these performance ratios.

         LIQUIDITY. The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, and Federal Home Loan Bank advances.

         The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

         The Company classifies all of its securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by structuring its loan portfolio interest payments as monthly and by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio, resulting in a steady stream of loan repayments. In managing its investment portfolio, the Company provides for staggered maturities so that cash flows are provided as such investments mature.

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net increase in cash and cash equivalents of $2,816 from December 31, 1999 to December 31, 2000.

         Net cash used in operating activities was $2,354 for 2000. Net cash provided by operating activities was $3,792 for 1999 and $2,618 for 1998. Net cash used by investing activities, consisting primarily of loan and investing funding, was $45,644 for 2000, $47,010 for 1999, and $35,836 for 1998. Net cash provided by financing activities, consisting primarily of increases in deposits and Federal Home Loan Bank advances, was $46,106 for 2000, $45,810 for 1999, and $35,005 for 1998.

         The Banks' securities portfolios, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2000, 30.2% of the Banks' interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Banks' liquidity could be adversely affected. Currently, the maturities of the Banks' large time deposits are spread throughout the year, with 33.8% maturing in the first quarter of 2001, 22.8% maturing in the second quarter of 2001, 28.7% maturing in the third and fourth quarters of 2001, and the remaining 14.7% maturing thereafter. The Banks monitor those maturities in an effort to minimize any adverse effect on liquidity.

         The Company's borrowings included notes payable at December 31, 2000 in the principal amount of $10,275 payable to the Company's principal correspondent bank. The Company incurred approximately $1,274 of this debt in connection with the repurchase of 99,000 shares during the first quarter of 2000. The remaining balance was related to previous bank acquisitions. The note is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Banks.

         The Company's principal source of funds for repayment of the indebtedness is dividends from the Banks. At December 31, 2000, approximately $7,265 was available for dividends without regulatory approval.

CAPITAL RESOURCES

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 125% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company is 9.64% and 10.99%, respectively, at December 31, 2000. The Banks are currently, and expect to continue to be, in compliance with these guidelines.

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

         The following table sets forth an analysis of the Company's capital ratios:

                            RISK-BASED CAPITAL RATIOS
                             (DOLLARS IN THOUSANDS)

                                             December 31,                   Minimum        Well
                                --------------------------------------      Capital     Capitalized
                                   2000          1999          1998         Ratios        Ratios
                                ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital       $   51,835    $   50,115    $   47,297
Tier 2 risk-based capital            7,245         4,548         5,215
Total capital                       59,080        54,663        52,512
Risk-weighted assets               537,549       494,953       429,325
Capital ratios
     Tier 1 risk-based capital        9.64%        10.13%        11.02%       4.00%        6.00%
     Tier 2 risk-based capital       10.99         11.04         12.23        8.00        10.00
     Leverage ratio                   6.90          7.20          7.66        4.00         5.00

         As of December 31, 2000, the Tier 2 risk-based capital was comprised of $6,414 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

         IMPACT OF INFLATION, CHANGING PRICES, AND MONETARY POLICIES. The financial statements and related financial data concerning the Company have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Item 7 for a discussion regarding the quantitative and qualitative disclosures about risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors Report...................................................38

Consolidated Balance Sheets (December 31, 2000 and 1999) .....................39

Consolidated Balance Statements of Income
         (For the years December 31, 2000, 1999 and 1998).....................40

Consolidated Statements of Stockholders
         (For the years December 31, 2000, 1999 and 1998).....................41

Consolidated Statements of Cash Flows
         (For the years December 31, 2000, 1999 and 1998).....................43

Notes   ......................................................................45

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
UnionBancorp, Inc.


We have audited the accompanying consolidated balance sheets of UnionBancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



                                         Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 6, 2001


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   2000         1999
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $  30,021    $  27,205
Federal funds sold                                                                  3,000           25
Securities available-for-sale                                                     189,719      173,893
Loans                                                                             505,094      472,395
Allowance for loan losses                                                          (6,414)      (3,691)
                                                                                ---------    ---------
   Net loans                                                                      498,680      468,704
Premises and equipment, net                                                        11,953       13,446
Intangible assets, net                                                              9,552       10,862
Mortgage servicing rights                                                           1,423        1,201
Other assets                                                                       14,385        8,741
                                                                                ---------    ---------

       TOTAL ASSETS                                                             $ 758,733    $ 704,077
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
     Non-interest-bearing                                                       $  72,956    $  67,634
     Interest-bearing                                                             563,047      526,564
                                                                                ---------    ---------
       Total deposits                                                             636,003      594,198
   Federal funds purchased and securities sold under
     agreements to repurchase                                                         525        5,308
   Advances from the Federal Home Loan Bank                                        43,408       32,733
   Notes payable                                                                   10,275        9,500
   Other liabilities                                                                8,656        5,140
                                                                                ---------    ---------
       TOTAL LIABILITIES                                                          698,867      646,879
                                                                                ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                          831          857
                                                                                ---------    ---------

Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                             --           --
   Series A Convertible Preferred Stock; 2,765 shares authorized,
     2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
   Series C Preferred Stock; 4,500 shares authorized; none issued                      --           --
   Common stock, $1 par value; 10,000,000 shares authorized;
     4,555,811 and 4,538,572 shares outstanding in 2000
     and 1999, respectively                                                         4,556        4,539
   Surplus                                                                         21,734       21,608
   Retained earnings                                                               37,437       35,743
   Accumulated other comprehensive income (loss)                                       61       (1,995)
   Unearned compensation under stock option plans                                    (129)        (204)
                                                                                ---------    ---------
                                                                                   64,159       60,191
   Treasury stock, at cost; 590,263 and 491,263 shares in 2000 and 1999            (5,124)      (3,850)
                                                                                ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                                                  59,035       56,341
                                                                                ---------    ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 758,733    $ 704,077
                                                                                =========    =========

See Accompanying Notes to Consolidated Financial Statements.


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           2000         1999         1998
-------------------------------------------------------------------------------------------
Interest income
    Loans                                               $  43,237    $  38,323    $  36,102
    Securities
       Taxable                                              8,649        8,151        9,156
       Exempt from federal income taxes                     2,033        2,002        2,129
    Federal funds sold and other                              289           73          333
                                                        ---------    ---------    ---------
       TOTAL INTEREST INCOME                               54,208       48,549       47,720

Interest expense
    Deposits                                               27,254       22,012       22,338
    Federal funds purchased and securities sold under
      agreements to repurchase                                233          679          953
    Advances from the Federal Home Loan Bank                2,366        1,526        1,226
    Notes payable                                             832          680          741
                                                        ---------    ---------    ---------
       TOTAL INTEREST EXPENSE                              30,685       24,897       25,258
                                                        ---------    ---------    ---------
NET INTEREST INCOME                                        23,523       23,652       22,462
Provision for loan losses                                   4,858        1,522        1,635
                                                        ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        18,665       22,130       20,827

Noninterest income
    Service charges                                         2,683        2,259        2,251
    Merchant fee income                                     1,110        1,116          833
    Trust income                                              744          711          590
    Mortgage banking income                                 1,278        1,301        1,518
    Insurance commissions and fees                          2,862        2,595          317
    Securities gains (losses), net                            (29)          45           56
    Gain on sale of subsidiaries and branch locations         438           --          820
    Other income                                            2,054        1,461        1,686
                                                        ---------    ---------    ---------
                                                           11,140        9,488        8,071

Noninterest expenses
    Salaries and employee benefits                         13,468       12,244       10,557
    Occupancy expense, net                                  1,753        1,594        1,520
    Furniture and equipment expense                         1,803        1,888        1,788
    Supplies and printing                                     573          538          563
    Telephone                                                 749          677          576
    Amortization of intangible assets                       1,310          897          940
    Other expenses                                          6,229        5,759        4,789
                                                        ---------    ---------    ---------
                                                           25,885       23,597       20,733
                                                        ---------    ---------    ---------
                                                            3,920        8,021        8,165
Minority interest                                              --           --           53
                                                        ---------    ---------    ---------
    INCOME BEFORE INCOME TAXES                              3,920        8,021        8,112
Income taxes                                                1,017        2,514        2,723
                                                        ---------    ---------    ---------
    NET INCOME                                              2,903        5,507        5,389
Preferred stock dividends                                     259          259          259
                                                        ---------    ---------    ---------

NET INCOME FOR COMMON STOCKHOLDERS                      $   2,644    $   5,248    $   5,130
                                                        =========    =========    =========
BASIC EARNINGS PER COMMON SHARE                         $    0.66    $    1.28    $    1.23
                                                        =========    =========    =========
DILUTED EARNINGS PER COMMON SHARE                       $    0.66    $    1.27    $    1.22
                                                        =========    =========    =========

See Accompanying Notes to Consolidated Financial Statements.


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                             Unearned
                                  Series A                                    Accumulated  Compensation
                                 Convertible                                     Other     Under Stock
                                  Preferred    Common               Retained  Comprehensive  Option     Treasury
                                    Stock      Stock     Surplus    Earnings  Income (Loss)  Plans        Stock       Total
                                   --------   --------   --------   --------    --------    --------    --------    --------
Balance,
  January 1, 1998                  $    500   $  4,407   $ 19,705   $ 26,765    $    856    $   (130)   $   (522)   $ 51,581
   Common stock dividends                --         --         --       (633)         --          --          --        (633)
   Issuance of 123,529 shares
     of common stock                     --        124      1,621         --          --          --          --       1,745
   Preferred stock dividends             --         --         --       (259)         --          --          --        (259)
   Issuance of non-
     qualifying stock options            --         --        120         --          --        (120)         --          --
   Exercise of stock options
     (3,000 shares)                      --          3         25         --          --          --          --          28
   Amortization of un-
     earned compensation
     under stock option plans            --         --         --         --          --          65          --          65
Comprehensive income
   Net income                            --         --         --      5,389          --          --          --       5,389
   Net decrease in fair value of
     securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                --         --         --         --        (825)         --          --        (825)
                                                                                                                    --------
     Total comprehensive
       income                                                                                                          4,564
                                   --------   --------   --------   --------    --------    --------    --------    --------

Balance,
  December 31, 1998                     500      4,534     21,471     31,262          31        (185)       (522)     57,091
   Common stock dividends                --         --         --       (767)         --          --          --        (767)
   Preferred stock dividends             --         --         --       (259)         --          --          --        (259)
   Issuance of non-
     qualifying stock options            --         --         98         --          --         (98)         --          --
   Exercise of stock options
     (4,950 shares)                      --          5         39         --          --           1          --          45
   Amortization of un-
     earned compensation
     under stock option plans            --         --         --         --          --          78          --          78
      Purchase 220,000 shares
     of treasury stock                   --         --         --         --          --          --      (3,328)     (3,328)
Comprehensive income
   Net income                            --         --         --      5,507          --          --          --       5,507
   Effect of transfer of
     securities held-to-
     maturity to available-for-
     sale, net of income taxes           --         --         --         --          65          --          --          65
   Net decrease in fair value of
     securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                --         --         --         --      (2,091)         --          --      (2,091)
                                                                                                                    --------
     Total comprehensive
       income                                                                                                          3,481
                                   --------   --------   --------   --------    --------    --------    --------    --------

Balance,
  December 31, 1999                $    500   $  4,539   $ 21,608   $ 35,743    $ (1,995)   $   (204)   $ (3,850)   $ 56,341
                                   ========   ========   ========   ========    ========    ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements.


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------

                                                                                             Unearned
                                  Series A                                    Accumulated  Compensation
                                 Convertible                                     Other     Under Stock
                                  Preferred    Common               Retained  Comprehensive  Option     Treasury
                                    Stock      Stock     Surplus    Earnings  Income (Loss)  Plans        Stock       Total
                                   --------   --------   --------   --------    --------    --------    --------    --------
Balance,
  December 31, 1999                $    500   $  4,539   $ 21,608   $ 35,743    $ (1,995)   $   (204)   $ (3,850)   $ 56,341
   Common stock dividends                --         --         --       (950)         --          --          --        (950)
   Preferred stock dividends             --         --         --       (259)         --          --          --        (259)
   Exercise of stock options
     (17,239 shares)                     --         17        126         --          --          --          --         143
   Amortization of un-
     earned compensation
     under stock option plans            --         --         --         --          --          75          --          75
      Purchase 99,000 shares
     of treasury stock                   --         --         --         --          --          --      (1,274)     (1,274)
Comprehensive income
   Net income                            --         --         --      2,903          --          --          --       2,903
   Net increase in fair value
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                --         --         --         --       2,056          --          --       2,056
                                                                                                                    --------
     Total comprehensive
       income                            --         --         --         --          --          --          --       4,959
                                   --------   --------   --------   --------    --------   ---------    --------    --------

Balance,
  December 31, 2000                $    500   $  4,556   $ 21,734   $ 37,437    $     61   $    (129)   $ (5,124)   $ 59,035
                                   ========   ========   ========   ========    ========   =========    ========    ========

See Accompanying Notes to Consolidated Financial Statements.


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS)

                                                               2000        1999        1998
--------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                              $  2,903    $  5,507    $  5,389
    Adjustments to reconcile net income to net cash
       provided by operating activities
       Depreciation                                            1,564       1,650       1,679
       Amortization of intangible assets                       1,310         897         940
       Amortization of unearned compensation under
         stock option plans                                       75          78          65
       Amortization of bond premiums, net                         54        (127)        126
       FHLB stock dividend                                       (61)         --          --
       Provision for loan losses                               4,858       1,522       1,635
       Provision for deferred income taxes                    (1,017)       (255)        (44)
       Securities gains or losses, net                            29         (45)        (56)
       Gain on sale of subsidiaries, net                        (438)         --        (820)
       Gain on sale of land and equipment                         --          --        (143)
       Gain on sale of real estate acquired in
         settlement of loans                                     (28)        (39)         (4)
       Gain on sale of loans                                    (788)       (944)     (1,313)
       Net loans originated for sale                             (10)     (5,015)     (4,507)
       Minority interest in net income of subsidiary              --          --          53
       Change in assets and liabilities
          (Increase) decrease in other assets                 (9,641)        430         134
          Increase (decrease) in other liabilities             3,516         133        (516)
                                                            --------    --------    --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES        2,326       3,792       2,618

Cash flows from investing activities
    Securities
       Held-to-maturity
          Proceeds from calls, maturities, and paydowns           --       1,167       6,333
          Purchases                                               --      (2,773)    (13,208)
       Available-for-sale
          Proceeds from maturities and paydowns               33,506      38,027      69,447
          Proceeds from sales                                  4,483       5,655       7,453
          Purchases                                          (50,480)    (43,487)    (58,782)
    Net increase (decrease) in federal funds sold              2,975        (425)       (818)
    Net increase in loans                                    (35,093)    (70,467)    (42,838)
    Purchase of premises and equipment                          (233)     (1,140)     (2,205)
    Proceeds from sale of real estate acquired in
       settlement of loans                                     1,141         445         420
    Proceeds from sale of land and equipment                      --          --         832
    Bank and bank holding company acquisitions and sales,
       net of cash and cash equivalents received              (1,915)     25,988      (2,470)
                                                            --------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                 (45,616)    (47,010)    (35,836)

See Accompanying Notes to Consolidated Financial Statements.


UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS)

                                                              2000        1999        1998
-------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in deposits                               $ 41,805    $ 47,641    $ 27,827
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase     (4,783)     (9,547)      3,705
    Net increase in advances from the
      Federal Home Loan Bank                                 10,675       9,525       7,598
    Payments on notes payable                                    --          --      (3,261)
    Proceeds from notes payable                                 775       2,500          --
    Dividends on common stock                                  (950)       (767)       (633)
    Dividends on preferred stock                               (259)       (259)       (259)
    Redemption of preferred stock                               (26)         --          --
    Proceeds from exercise of stock options                     143          45          28
    Purchase of treasury stock                               (1,274)     (3,328)         --
                                                           --------    --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES             46,106      45,810      35,005
                                                           --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,816       2,592       1,787

Cash and cash equivalents
    Beginning of year                                        27,205      24,613      22,826
                                                           --------    --------    --------

    End of year                                            $ 30,021    $ 27,205    $ 24,613
                                                           ========    ========    ========

Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                            $ 29,035    $ 24,284    $ 25,591
       Income taxes                                           2,809       3,190       2,387

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UnionBancorp, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full range of banking services to individual and corporate customers in the north central and west central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its bank subsidiaries ("the Banks") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company; its bank subsidiaries, UnionBank, UnionBank/West, UnionBank/Central,
UnionBank/Northwest; and its nonbank subsidiaries, UnionData Corp, Inc. and UnionTrust Corporation. In addition, UnionBank has a nonbank subsidiary, UnionFinancial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with the Banks, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

SECURITIES

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income, adjusted for amortization of premiums and accretion of discounts, is included in earnings. Gains or losses from the sale of securities are determined using the specific identification method.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

MORTGAGE SERVICING RIGHTS

The cost of mortgage servicing rights is amortized in proportion to and over the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The amount of impairment is the excess of the capitalized mortgage servicing rights over fair value. Any impairment of a grouping is reported as a valuation allowance.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

INTANGIBLE ASSETS

The excess of the purchase price over the fair value of assets acquired for acquisition transactions accounted for as purchases is recorded as an intangible asset. Fair value adjustments for identifiable tangible assets are accreted and amortized over the lives of the respective assets. Core deposit intangibles are amortized on a straight-line basis over ten years. Goodwill is amortized on a straight-line basis over fifteen years.

INCOME TAXES

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

EARNINGS PER SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share assumes the issuance of any dilutive potential common shares under stock options and Series A converted preferred shares using the treasury stock method.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREFERRED STOCK

The Company's Certificate of Incorporation authorizes its Board of Directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of Preferred Stock.

The Company has the following classes of preferred stock issued or authorized:

      Series A Convertible Preferred Stock: The Company has issued 2,762.24 shares of Series A Convertible Preferred Stock. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 99,769 common shares. Series A Preferred Stock is not redeemable for cash. On dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of Common Stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

      Series B Mandatory Redeemable Preferred Stock: The Company has issued shares of Series B Mandatory Redeemable Preferred Stock. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's deaths, their respective executors or personal representatives) will have the option, exercisable at their sole discretion, to sell and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or ten years after the original issuance date of the Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. On dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of Common Stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

STOCKHOLDER RIGHTS PLAN

On July 17, 1996, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, no par value, of the Company at a price of $50.00 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment.

The Rights are not exercisable until the earlier to occur of: (i) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as determined by the Board of Directors) following the commencement of a tender offer or exchange offer (the "Distribution Date"). Unless extended, the Rights will expire on August 4, 2006. At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

DIVIDEND RESTRICTION

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the subsidiary banks to the holding company or by the holding company to stockholders.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

COMPREHENSIVE INCOME

Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.


NOTE 2.  BUSINESS ACQUISITIONS AND DIVESTITURES

2000

On August 24, 2000, the Company sold the deposits and premises of a UnionBank/West branch location. At the date of sale, the branch had approximately $2,659 in deposits and $162 in fixed assets. The sales price was $600.

1999

On December 10, 1999, the Company acquired the Rushville branch of Associated Bank Illinois, National Association. At the date of purchase, the branch had deposits of $28,900, premises and equipment of $103, and loans of $4. The total acquired cost of $2,800 resulted in goodwill of $2,700. This transaction was recorded using the purchase method of accounting. As such, the results of operations are excluded from the consolidated statements of income for periods prior to the acquisition date.

1998

On October 30, 1998, the Company acquired Mercier Insurance Agency L.P. ("Mercier"), an insurance agency located in Spring Valley, Illinois. At the date of acquisition, Mercier had approximately $1,729 of total assets and $1,005 of liabilities. In conjunction with the acquisition, the Company issued 123,529 shares of Common Stock valued at $1,745 and paid cash of $1,000. The total acquisition cost of $2,745 resulted in goodwill of $2,021. This transaction was recorded using the purchase method of accounting. As such, the results of operations of Mercier are excluded from the consolidated statements of income for the periods prior to the acquisition date. The effects of this transaction are not material, and therefore, pro forma information has not been included.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 2.  BUSINESS ACQUISITIONS AND DIVESTITURES (CONTINUED)

On November 30, 1998, the Company sold its 81.7% interest in one of its subsidiary banks, Bank of Ladd. At the date of sale, Bank of Ladd had approximately $33,782 in total assets and $29,619 in total liabilities. Earnings through November 30, 1998 approximated $291,000 and the sales price was $4,781.

On December 17, 1998, the Company sold a UnionBank/West branch location. At the date of sale, the branch had approximately $3,467 in total assets and $10,009 in total liabilities. The sales price was $5,881.


NOTE 3.  SECURITIES

Amortized costs and fair values of securities are summarized as follows:

                                                         Gross       Gross
                                           Amortized   Unrealized  Unrealized      Fair
                                             Cost        Gains       Losses        Value
                                           ---------   ---------    ---------    ---------
AVAILABLE-FOR-SALE
December 31, 2000
     U.S. Treasury                         $   4,261   $       1    $      (7)   $   4,255
     U.S. government agencies                 70,967         313         (344)      70,936
     States and political subdivisions        42,771         734          (92)      43,413
     U.S. government agency mortgage-
       backed securities                      34,626          79         (200)      34,505
     Collateralized mortgage obligations      32,681         204         (588)      32,297
     Equity securities                         4,313          --           --        4,313
                                           ---------   ---------    ---------    ---------

                                           $ 189,619   $   1,331    $  (1,231)   $ 189,719
                                           =========   =========    =========    =========

At December 31, 2000, approximately 93% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.

                                                         Gross       Gross
                                           Amortized   Unrealized  Unrealized      Fair
                                             Cost        Gains       Losses        Value
                                           ---------   ---------    ---------    ---------
AVAILABLE-FOR-SALE
December 31, 1999
     U.S. Treasury                         $   5,519   $       7    $     (65)   $   5,461
     U.S. government agencies                 57,797           3       (1,495)      56,305
     States and political subdivisions        43,245         260         (685)      42,820
     U.S. government agency mortgage-
       backed securities                      30,888           4         (930)      29,962
     Collateralized mortgage obligations      35,837          30         (386)      35,481
     Equity securities                         3,864          --           --        3,864
                                           ---------   ---------    ---------    ---------

                                           $ 177,150   $     304    $  (3,561)   $ 173,893
                                           =========   =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 3.  SECURITIES (Continued)

The amortized cost and fair value of securities classified as available-for-sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized   Fair
                                                            Cost      Value
                                                          --------   --------

      Due in one year or less                             $ 31,966   $ 31,983
      Due after one year through five years                 60,703     60,806
      Due after five years through ten years                22,248     22,658
      Due after ten years                                    3,082      3,157
      U.S. government agency mortgage-backed securities     34,626     34,505
      Collateralized mortgage obligations                   32,681     32,297
      Equity securities                                      4,313      4,313
                                                          --------   --------

                                                          $189,619   $189,719
                                                          ========   ========

As of December 31, 2000, the Company held U.S. government agency structured notes and callable securities carried at fair values of $899 and $32,057, respectively. The amortized cost of these securities was $1,000 and $32,009, respectively, as of December 31, 2000.

Securities with carrying values of approximately $167,000 and $144,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Effective July 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As permitted by SFAS No. 133, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had a book value of $44,350 and a fair value of $44,456 at July 1, 1999.

Realized gains and losses from the sale of securities available-for-sale follow:

                                             Years Ended December 31,
                                       ----------------------------------
                                        2000          1999         1998
                                       -------       -------      -------

      Proceeds                         $ 4,483       $ 5,655      $ 7,453
      Realized gains                        --            45           79
      Realized losses                      (29)           --          (23)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 4.  LOANS

The major classifications of loans follow:
                                                        December 31,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------

      Commercial                                  $156,013        $142,170
      Commercial real estate                       134,942         126,645
      Real estate                                  158,217         157,328
      Installment                                   53,276          43,644
      Other                                          2,646           2,608
                                                  --------        --------

                                                  $505,094        $472,395
                                                  ========        ========

The following table presents data on impaired loans:

                                                                         December 31,
                                                                  ------------------------
                                                                   2000     1999     1998
                                                                  ------   ------   ------
      Year-end impaired loans for which an allowance
        has been provided                                         $3,125   $1,063   $  432
      Year-end impaired loans for which no allowance
        has been provided                                          3,134    1,886    1,105
                                                                  ------   ------   ------

      Total loans determined to be impaired                       $6,259   $2,949   $1,537
                                                                  ======   ======   ======

      Allowance for loan loss for impaired loans included
        in the allowance for loan losses                          $1,699   $  422   $  289
                                                                  ======   ======   ======
      Average recorded investment in impaired loans               $3,290   $2,991   $1,817
                                                                  ======   ======   ======
      Interest income recognized from impaired loans              $   32   $    3   $   94
                                                                  ======   ======   ======
      Cash basis interest income recognized from impaired loans   $   --   $   --   $   --
                                                                  ======   ======   ======

The Company and its subsidiaries conduct most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers in north central and west central Illinois. The Banks' loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $78,137 and $77,175 as of December 31, 2000 and 1999, respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 4.  LOANS (Continued)

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). In the opinion of management, the terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended December 31, 2000 follow:

         Balance at December 31, 1999                          $  15,297
              New loans, extensions, and modifications            31,476
              Repayments                                         (20,014)
              Change in classification                              (398)
                                                               ---------

         Balance at December 31, 2000                          $  26,361
                                                               =========


NOTE 5.  LOAN SERVICING

The following summarizes the secondary mortgage market activities:

                                               Years Ended December 31,
                                             ---------------------------
                                               2000      1999      1998
                                             -------   -------   -------

      Proceeds from sale of mortgage loans   $51,387   $60,145   $80,241
                                             =======   =======   =======

      Gain on sale of mortgage loans         $   788   $   944   $ 1,313
                                             =======   =======   =======

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                             December 31,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------

          Federal Home Loan Mortgage Corporation        $ 19,004     $ 21,971
          Federal National Mortgage Association          158,656      126,493
          Small Business Administration                   10,293        8,901
          Other                                            3,360        1,884
                                                        --------     --------

                                                        $191,313     $159,249
                                                        ========     ========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 5.  LOAN SERVICING (Continued)

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $761 and $590 at December 31, 2000 and 1999, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999       1998
                                                 -------    -------    -------

          Balance at beginning of year           $ 1,201    $   727    $   192
          Originated mortgage servicing rights       402        594        652
          Amortization                              (180)      (120)      (117)
                                                 -------    -------    -------

          Balance at end of year                 $ 1,423    $ 1,201    $   727
                                                 =======    =======    =======

Loans held for sale, which are included in real estate loans, are summarized as follows:

                                                         December 31,
                                                     -------------------
                                                       2000        1999
                                                     -------     -------

          Secured by one-to-four-family residences   $ 1,444     $ 1,460
          Small Business Administration loans          1,936       1,122
          Unrealized loss                                 --          --
                                                     -------     -------

                                                     $ 3,380     $ 2,582
                                                     =======     =======

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 6.  ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses follows:

                                              Years Ended December 31,
                                            -----------------------------
                                             2000       1999       1998
                                            -------    -------    -------

      Balance at beginning of year          $ 3,691    $ 3,858    $ 3,188
          Balance acquired (divested)            --         --       (176)
          Provision for loan losses           4,858      1,522      1,635
          Recoveries                            116        183        243
          Loans charged off                  (2,251)    (1,872)    (1,032)
                                            -------    -------    -------

      Balance at end of year                $ 6,414    $ 3,691    $ 3,858
                                            =======    =======    =======


NOTE 7.  PREMISES AND EQUIPMENT

Premises and equipment consisted of:

                                                           December 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------

      Land                                            $  1,032     $  1,122
      Buildings                                         12,879       13,245
      Furniture and equipment                           12,088       12,558
                                                      --------     --------
                                                        25,999       26,925
          Less accumulated depreciation                 14,046       13,479
                                                      --------     --------

                                                      $ 11,953     $ 13,446
                                                      ========     ========


NOTE 8.  DEPOSITS

Deposit account balances by type are summarized as follows:

                                                           December 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------

     Non-interest-bearing demand deposits             $ 72,956     $ 67,634
     Savings, NOW, and money market accounts           135,025      148,597
     Time deposits of $100 or more                     208,372      149,993
     Other time deposits                               219,650      227,974
                                                      --------     --------
                                                      $636,003     $594,198
                                                      ========     ========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 8.  DEPOSITS (Continued)

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                    Year                             Amount
                    ----                           ---------
                    2001                           $ 349,965
                    2002                              57,189
                    2003                              15,755
                    2004                               1,591
                    2005 and thereafter                3,522
                                                   ---------

                                                   $ 428,022
                                                   =========

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                        December 31,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------

     3 months or less                              $  70,515    $  48,618
     Over 3 months through 6 months                   47,427       48,289
     Over 6 months through 12 months                  59,851       36,359
     Over 12 months                                   30,579       16,727
                                                   ---------    ---------

                                                   $ 208,372    $ 149,993
                                                   =========    =========


NOTE 9.  BORROWED FUNDS

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

A summary of short-term borrowings follows:

                                                        December 31,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------

     Federal funds purchased                       $      --    $   3,000
     Securities sold under agreements
        to repurchase                                    525        2,308
                                                   ---------    ---------

                                                   $     525    $   5,308
                                                   =========    =========

Federal funds purchased and securities sold under agreement to repurchase generally mature within one to ninety days from the transaction date.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 9.  BORROWED FUNDS

At December 31, 2000, $17 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $77,184 million of first mortgage loans on improved residential property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2000 are as follows:

                                           Average
     Year                               Interest Rate           Amount
     ----                               -------------         ----------

     2001                                   6.56%             $  26,258
     2002                                   6.74                  4,350
     2004                                   5.63                  6,500
     2005 and Thereafter                    6.46                  6,300
                                                              ---------

                                                              $  43,408
                                                              =========

Notes payable consisted of the following at December 31, 2000 and 1999:

                                                             2000       1999
                                                           --------   --------
     Line of credit loan ($6,000) to LaSalle
     National Bank; interest due quarterly at
     the 30, 60, 90, or 180 day LIBOR plus 1.25%,
     or the prime rate (7.99% at December 31, 2000);
     balance due on October 1, 2001; secured by 100%
     of the stock of the subsidiary banks.                 $  6,000   $  7,000

     Revolving  credit loan ($10,000) to LaSalle
     National Bank;  interest due quarterly at
     the 30, 60, 90, or 180 day LIBOR plus 1.25%,
     or the prime rate (8.01% at December 31, 2000);
     balance due at October 1,  2001; secured by 100%
     of the stock of the subsidiary banks.                    4,275      2,500
                                                           --------   --------

                                                           $ 10,275   $  9,500
                                                           ========   ========

The note payable agreements contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, the changes in capital structure, and the guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with or had obtained appropriate waivers for all covenants for the year ended December 31, 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 9.  BORROWED FUNDS (Continued)

Information concerning borrowed funds is as follows:

                                                                      Years Ended December 31,
                                                              -------------------------------------
                                                                2000          1999           1998
                                                              --------      --------       --------
    FEDERAL FUNDS PURCHASED
       Maximum month-end balance during the year              $ 11,999      $ 13,000       $  6,050
       Average balance during the year                        $  1,640      $  4,178       $  1,312
       Weighted average interest rate for the year                7.17%         5.33%          6.53%
       Weighted average interest rate at year end                  N/A          6.00%          6.00%

    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
       Maximum month-end balance during the year              $  7,344      $ 22,830       $ 23,844
       Average balance during the year                        $  1,931      $  8,872       $ 15,461
       Weighted average interest rate for the year                5.96%         5.22%          5.61%
       Weighted average interest rate at year end                 6.06%         5.78%          5.25%

    ADVANCES FROM THE FEDERAL HOME LOAN BANK
       Maximum month-end balance during the year              $ 43,408      $ 33,733       $ 25,955
       Average balance during the year                        $ 37,326      $ 27,636       $ 21,727
       Weighted average interest rate for the year                6.34%         5.52%          5.64%
       Weighted average interest rate at year end                 6.43%         5.74%          5.48%

    NOTES PAYABLE
       Maximum month-end balance during the year              $ 10,775      $ 10,000       $ 12,130
       Average balance during the year                        $ 10,348      $  9,530       $ 11,024
       Weighted average interest rate for the year                8.04%         7.14%          7.14%
       Weighted average interest rate at year end                 8.00%         7.20%          6.74%


NOTE 10. INCOME TAXES

Income taxes consisted of:
                                            Years Ended December 31,
                                      -----------------------------------
                                        2000          1999          1998
                                      -------       -------       -------
      Federal
          Current                     $ 1,827       $ 2,394       $ 2,547
          Deferred                       (828)            5          (138)
                                      -------       -------       -------
                                          999         2,399         2,409
      State
          Current                         207           375           220
          Deferred                       (189)         (260)           94
                                      -------       -------       -------
                                           18           115           314
                                      -------       -------       -------

                                      $ 1,017       $ 2,514       $ 2,723
                                      =======       =======       =======

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 10. INCOME TAXES

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                                   Years Ended December 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
      Expected income taxes                                   $  1,333    $  2,727    $  2,758
      Income tax effect of
          Interest earned on tax-free investments and loans       (763)       (757)       (768)
          Nondeductible interest expense incurred to
            carry tax-free investments and loans                   130         112         115
          Nondeductible amortization                               227         164         659
          State income taxes, net of federal tax benefit             2         245         252
          Gain on sale of subsidiaries, net                         --          --        (157)
          Other                                                     88          23        (136)
                                                              --------    --------    --------

                                                              $  1,017    $  2,514    $  2,723
                                                              ========    ========    ========

The significant components of deferred income tax assets and liabilities consisted of:

                                                                December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
      Deferred tax assets
          Allowance for loan losses                        $  2,492    $  1,210
          Deferred compensation, other                          263          20
          Securities available-for-sale                          --       1,262
                                                           --------    --------
               TOTAL DEFERRED TAX ASSETS                      2,755       2,492

      Deferred tax liabilities
          Depreciation                                         (537)       (573)
          Basis adjustments arising from acquisitions          (523)       (396)
          Securities available-for-sale                         (39)         --
          Other                                              (1,164)       (747)
                                                           --------    --------
               TOTAL DEFERRED TAX LIABILITIES                (2,263)     (1,716)
                                                           --------    --------

                   Net deferred tax assets (liabilities)   $    492    $    776
                                                           ========    ========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 11. BENEFIT PLANS

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. The Plan owns 503,665 shares of the Company's Common Stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $280, $512, and $355 for the years ended December 31, 2000, 1999, and 1998, respectively.

Effective January 1, 1998, the Company established a 401(k) salary reduction plan ("the 401(k) plan") covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $132 for each of the years ended December 31, 2000 and 1999 and $145 for the year ended December 31, 1998.


NOTE 12. STOCK OPTION PLANS

In April 1993, the Company adopted the UnionBancorp 1993 Stock Option Plan ("the 1993 Option Plan"). Under the 1993 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's Common Stock at an exercise price to be determined by the 1993 Option Plan's administrative committee. Pursuant to the 1993 Option Plan, 600,000 shares of the Company's unissued Common Stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 1993 Option Plan. The options have an exercise period of ten years from the date of grant.

In 1999, the Company adopted the UnionBancorp, Inc. non-qualified Stock Option Plan ("the 1999 Option Plan"). Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's Common Stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are exercisable in three years. The options have an exercise period of ten years from the date of grant.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 12. STOCK OPTION PLANS (Continued)

A summary of the status of the option plans as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below.

                                                  2000                        1999                         1998
                                        ------------------------    ------------------------    ------------------------
                                                       Weighted-                  Weighted-                    Weighted-
                                                        Average                    Average                      Average
                                                       Exercise                   Exercise                     Exercise
                                          Shares         Price        Shares        Price         Shares         Price
                                        ----------    ----------    ----------    ----------    ----------    ----------
    Outstanding at beginning
      of year                              310,678    $    12.22       199,878    $    10.73       137,878    $     7.81
    Granted                                     --            --       116,250         14.53        65,000         16.65
    Exercised                              (17,239)         7.93        (4,950)         5.88        (3,000)         5.04
    Forfeited                              (42,178)        15.18          (500)        15.00            --            --
                                        ----------    ----------    ----------    ----------    ----------    ----------

    Outstanding at end of year             251,261                     310,678         12.22       199,878         10.73
                                        ==========                  ==========                  ==========

    Options exercisable at
      year end                             122,791    $     9.69       110,212    $     8.69        71,895    $     7.12
                                        ==========    ==========    ==========    ==========    ==========    ==========
    Weighted-average fair value
      of options granted during
      the year                                               N/A                  $     6.04                  $     6.93
                                                      ==========                  ==========                  ==========

Options outstanding at year-end 2000 were as follows:

                                      Outstanding               Exercisable
                                ----------------------    ----------------------
                                              Weighted
                                               Average                  Weighted
                                              Remaining                 Average
        Range of                             Contractual                Exercise
     Exercise Prices              Number        Life        Number       Price
     ---------------            ---------    ---------    ---------    ---------

   $  5.04 -  $  8.33              68,211      4 years       62,961    $    6.41
      9.67 -    13.00              35,500      6 years       23,580        10.16
     13.88 -    18.50             147,550      8 years       36,250        15.07
                                ---------    ---------    ---------    ---------

     Outstanding at year end      251,261    6.5 years      122,791    $    9.69
                                =========    =========    =========    =========

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. Compensation cost charged to income for nonqualified stock option grants was $75, $78, and $65, for the years ended December 31, 2000, 1999, and 1998, respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 12. STOCK OPTION PLANS (Continued)

Had the compensation cost for all of the stock-based compensation plans been determined based on the grant date using the estimated fair value under SFAS No. 123, reported income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                 2000        1999        1998
                                              ---------   ---------   ---------
     Net income for common stockholders
         As reported                          $   2,644   $   5,248   $   5,130
         Pro forma                                2,449       4,991       5,000
     Basic earnings per common share
         As reported                                .66        1.28        1.23
         Pro forma                                  .62        1.22        1.20
     Diluted earnings per common share
         As reported                                .66        1.27        1.22
         Pro forma                                  .61        1.21        1.19

There were no stock options granted in 2000. The fair value of the options granted in 1999 and 1998 is estimated at $6.04, and $6.93, as of the date of grant using the Black Scholes options value model with the following assumptions:
                                                 2000        1999        1998
                                              ---------   ---------   ---------

     Dividend yield                                  --        1.23%        .92%
     Risk-free interest rate                         --        5.50%       4.60%
     Assumed forfeiture rate                         --          --          --
     Average life                                    --           7           6
     Expected volatility of stock price              --       28.69%      27.78%


NOTE 13. EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 152,650 shares of common stock were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 13. EARNINGS PER SHARE (Continued)

                                                                         2000        1999        1998
                                                                      ---------   ---------   ---------
    BASIC EARNINGS PER SHARE
       Net income available to common stockholders                    $   2,644   $   5,248   $   5,130
                                                                      =========   =========   =========

       Weighted average common shares outstanding                         3,980       4,085       4,158
                                                                      =========   =========   =========

          BASIC EARNINGS PER SHARE                                    $    0.66   $    1.28   $    1.23
                                                                      =========   =========   =========

       Weighted average common shares outstanding                         3,980       4,085       4,158
       Add:  dilutive effect of assumed exercised stock options              27          48          53
                                                                      ---------   ---------   ---------

       Weighted average common and dilutive
         potential shares outstanding                                     4,007       4,133       4,211
                                                                      =========   =========   =========

          DILUTED EARNINGS PER SHARE                                  $    0.66   $    1.27   $    1.22
                                                                      =========   =========   =========


NOTE 14. REGULATORY MATTERS

The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (Continued)

As of December 31, 2000, the most recent notification from the corresponding regulatory agency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                 To Be Adequately          Prompt Corrective
                                              Actual                Capitalized            Action Provisions
                                      --------------------     ---------------------    ---------------------
                                        Amount      Ratio        Amount       Ratio       Amount       Ratio
                                      ---------   --------     ---------    --------    ---------    --------
As of December 31, 2000
    Total capital
     (to risk-weighted assets)
       UnionBancorp, Inc.             $  59,080     10.99%     $  43,004      8.00%     $  53,755     10.00%
       UnionBank                         35,864     11.38         25,202      8.00         31,503     10.00
       UnionBank/Central                 10,843     12.61          6,878      8.00          8,598     10.00
       UnionBank/West                    14,319     12.52          9,150      8.00         11,437     10.00

    Tier I capital
     (to risk-weighted assets)
       UnionBancorp, Inc.             $  51,835      9.64%     $  21,502      4.00%     $  32,253      6.00%
       UnionBank                         31,926     10.13         12,601      4.00         18,902      6.00
       UnionBank/Central                 10,242     11.91          3,439      4.00          5,158      6.00
       UnionBank/West                    13,532     11.83          4,575      4.00          6,862      6.00

    Tier I leverage ratio
      (to average assets)
       UnionBancorp, Inc.             $  51,835      6.90%     $  30,063      4.00%     $  37,580      5.00%
       UnionBank                         31,926      7.52         16,977      4.00         21,222      5.00
       UnionBank/Central                 10,242      7.92          5,171      4.00          6,464      5.00
       UnionBank/West                    13,532      8.10          6,679      4.00          8,349      5.00

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (Continued)

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                 To Be Adequately          Prompt Corrective
                                              Actual                Capitalized            Action Provisions
                                      --------------------     ---------------------    ---------------------
                                        Amount      Ratio        Amount       Ratio       Amount       Ratio
                                      ---------   --------     ---------    --------    ---------    --------
As of December 31, 1999
    Total capital
     (to risk-weighted assets)
       UnionBancorp, Inc.             $  54,663     11.04%     $  39,596      8.00%     $  49,495     10.00%
       UnionBank                         33,606     11.13         24,163      8.00         30,204     10.00
       UnionBank/Central                 10,108     13.67          5,914      8.00          7,392     10.00
       UnionBank/West                    13,178     13.05          8,077      8.00         10,096     10.00

    Tier I capital
     (to risk-weighted assets)
       UnionBancorp, Inc.             $  50,115     10.13%     $  19,798      4.00%     $  29,697      6.00%
       UnionBank                         31,175     10.32         12,082      4.00         18,122      6.00
       UnionBank/Central                  9,595     12.98          2,957      4.00          4,435      6.00
       UnionBank/West                    12,576     12.46          4,038      4.00          6,058      6.00

    Tier I leverage ratio
      (to average assets)
       UnionBancorp, Inc.             $  50,115      7.20%     $  27,834      4.00%     $  34,793      5.00%
       UnionBank                         31,175      7.88         15,823      4.00         19,778      5.00
       UnionBank/Central                  9,595      8.37          4,583      4.00          5,729      5.00
       UnionBank/West                    12,576      7.61          6,606      4.00          8,258      5.00


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. The fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments were as follows:

                                                     December 31,
                                      -----------------------------------------
                                              2000                  1999
                                      -------------------   -------------------
                                      Carrying    Fair      Carrying    Fair
                                       Amount     Value      Amount     Value
                                      --------   --------   --------   --------
    Financial assets
        Cash and cash equivalents     $ 30,021   $ 30,021   $ 27,205   $ 27,205
        Federal funds sold               3,000      3,000         25         25
        Securities                     189,719    189,719    173,893    173,893
        Loans                          498,680    494,758    468,704    468,570
        Accrued interest receivable      8,024      8,024      6,560      6,560

    Financial liabilities
        Deposits                       636,003    635,805    594,198    594,632
        Federal funds purchased and
          securities sold under
          agreements to repurchase         525        525      5,308      5,308
        Advances from the Federal
          Home Loan Bank                43,408     43,498     32,733     32,625
        Notes payable                   10,275     10,275      9,500      9,500
        Accrued interest payable         5,749      5,749      4,099      4,099

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the trust operations, the trained work force, customer goodwill, and similar items.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal actions, which are not reflected in the consolidated financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claims.

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 16. COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (Continued)

The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

                                                                                                 Range of Rates
                                 Standby Letters   Variable Rate    Fixed Rate        Total       on Fixed Rate
                                   of Credit        Commitments     Commitments    Commitments     Commitments
                                   ---------        -----------     -----------    -----------     -----------
  Commitments to extend credit
    and standby letters of credit
      December 31, 2000            $   2,917        $   14,497       $  25,303      $   42,717    6.75% - 18.00%
      December 31, 1999            $   2,004        $   19,074       $  31,430      $   52,508    6.00% - 18.00%

The Company also had a firm commitment from the secondary market to purchase approximately $1,444 of mortgage loans held for sale at December 31, 2000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The standby letters of credit are unsecured.

The Company has employment agreements with its executive officers and certain other management personnel. These agreements generally continue until terminated by the executive or the Company and provide for continued salary and benefits to the executive under certain circumstances. The agreements provide the employees with additional rights after a change of control of the Company occurs.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The primary source of funds for the Company is dividends from its subsidiaries. By regulation, the Banks are prohibited from paying dividends that would reduce regulatory capital below a specific percentage of assets without regulatory approval. As a practical matter, dividend payments are restricted to maintain prudent capital levels.

Condensed financial information for UnionBancorp, Inc. follows:

BALANCE SHEETS (PARENT COMPANY ONLY)

                                                             December 31,
                                                     ---------------------------
ASSETS                                                   2000           1999
                                                     -----------    ------------

Cash and cash equivalents                            $       327    $       497
Investment in subsidiaries                                69,905         65,836
Premises and equipment                                       293            497
Other assets                                                 340            386
                                                     -----------    -----------

                                                     $    70,865    $    67,216
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                     ---------------------------
Liabilities                                              2000           1999
                                                     -----------    ------------

Notes payable                                        $    10,275    $     9,500
Other liabilities                                            724            518
                                                     -----------    -----------
                                                          10,999         10,018

Mandatory redeemable preferred stock                         831            857

Stockholders' equity                                      59,035         56,341
                                                     -----------    -----------

                                                     $    70,865    $    67,216
                                                     ===========    ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

INCOME STATEMENTS (PARENT COMPANY ONLY)

                                                           Years Ended December 31,
                                                        -----------------------------
                                                          2000       1999       1998
                                                        -------    -------    -------
     Dividends from subsidiaries                        $ 3,429    $ 3,346    $ 3,851
     Management fees and other                               21         38        282
     Gain on sale of subsidiaries                            --         --      1,580
     Interest expense                                       827        670        708
     Other expenses                                       3,299      2,791      3,119
     Income tax benefit                                  (1,564)    (1,297)    (1,156)
     Equity in undistributed earnings of subsidiaries     2,015      4,287      2,347
                                                        -------    -------    -------

         NET INCOME                                       2,903      5,507      5,389

         Less dividends on preferred stock                  259        259        259
                                                        -------    -------    -------

              NET INCOME ON COMMON STOCK                $ 2,644    $ 5,248    $ 5,130
                                                        =======    =======    =======

STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                  Years Ended December 31,
                                                               -----------------------------
                                                                 2000       1999       1998
                                                               -------    -------    -------
Cash flows from operating activities
          Net income                                           $ 2,903    $ 5,507    $ 5,389
          Adjustments to reconcile net income to net
            cash provided by operating activities
              Depreciation                                         101        121        107
              Undistributed earnings of subsidiaries            (2,015)    (4,287)    (2,347)
              Amortization of deferred compensation -
                stock options                                       75         78         65
              Gain on sale of subsidiaries                          --         --     (1,580)
              Loss on sale of assets                               116         --         --
              (Increase) decrease in other assets                   22         (1)      (106)
              Increase (decrease) in other liabilities             206       (563)       477
                                                               -------    -------    -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES     1,408        855      2,005
                                                               -------    -------    -------

     Cash flows from investing activities
          Purchases of premises and equipment                      (13)      (103)      (191)
          Bank holding company acquisitions and sales               --         --      2,971
                                                               -------    -------    -------
              NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                               (13)      (103)     2,780
                                                               -------    -------    -------

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

                                                      Years Ended December 31,
                                                  -----------------------------
                                                    2000       1999       1998
                                                  -------    -------    -------
Cash flows from financing activities
     Net increase (decrease) in notes payable     $   775    $ 2,500    $(3,000)
     Dividend paid on common stock                   (950)      (767)      (633)
     Dividends paid on preferred stock               (259)      (259)      (259)
     Redemption of qualifying directors' shares
       and exercise of stock options                  143         45         28
     Purchase of treasury stock                    (1,274)    (3,328)        --
                                                  -------    -------    -------
         NET CASH USED IN FINANCING ACTIVITIES     (1,565)    (1,809)    (3,864)
                                                  -------    -------    -------

         NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (170)    (1,057)       921

Cash and cash equivalents
     Beginning of year                                497      1,554        633
                                                  -------    -------    -------

     End of year                                  $   327    $   497    $ 1,554
                                                  =======    =======    =======


NOTE 18. OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                      Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999       1998
                                                   -------   -------    -------
Change in unrealized gains (losses) on
  securities available-for-sale                    $ 3,328   $(3,370)   $(1,350)
Reclassification adjustment for (gains)
  losses recognized in income                           29       (45)       (56)
Reclassification adjustment for unrealized
  gains on securities held-to-maturity
  transferred to available-for-sale                     --       106         --
                                                   -------   -------    -------
    Net unrealized gains (losses)                    3,357    (3,309)    (1,406)
Tax expense                                          1,301     1,283        581
                                                   -------   -------    -------

Other comprehensive income (loss)                  $ 2,056   $(2,026)   $  (825)
                                                   =======   =======    =======

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 19. SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, and deposits provide the revenues in the banking segment, and mortgage banking, insurance, trust, and holding company services are categorized as other segments.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                           Banking    Other    Consolidated
                                                           Segment   Segments     Totals
                                                          --------   --------    --------
2000
----
     Net interest income (loss)                           $ 24,259   $   (736)   $ 23,523
     Other revenue                                           6,335      4,805      11,140
     Other expense                                          21,433      4,452      25,885
     Segment profit                                          4,303       (383)      3,920
     Noncash items
         Depreciation                                          948        616       1,564
         Provision for loan loss                             4,858         --       4,858
         Amortization of goodwill and other intangibles      1,138        172       1,310
     Segment assets                                        749,859      8,874     758,733

1999
----
     Net interest income (loss)                           $ 24,319   $   (667)   $ 23,652
     Other revenue                                           5,850      3,638       9,488
     Other expense                                          19,507      4,090      23,597
     Segment profit                                          9,140     (1,119)      8,021
     Noncash items
         Depreciation                                          953        697       1,650
         Provision for loan loss                             1,522         --       1,522
         Amortization of goodwill and other intangibles        702        195         897
     Segment assets                                        695,795      8,212     704,007

1998
----
     Net interest income (loss)                           $ 23,186   $   (724)   $ 22,462
     Other revenue                                           4,834      3,237       8,071
     Other expense                                          17,722      3,011      20,733
     Segment profit                                          8,610       (498)      8,112
     Noncash items
         Depreciation                                        1,460        219       1,679
         Provision for loan loss                             1,635         --       1,635
         Amortization of goodwill and other intangibles        877         63         940
     Segment assets                                        618,156      9,038     627,194

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

NOTE 20. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                    Year Ended December 31, 2000                    Year Ended December 31, 1999
                            --------------------------------------------    --------------------------------------------
                                         Three Months Ended                              Three Months Ended
                            --------------------------------------------    --------------------------------------------
                            Dec. 31     Sep. 30     June 30     March 31    Dec. 31     Sep. 30     June 30     March 31
                            --------    --------    --------    --------    --------    --------    --------    --------
Total interest income       $ 14,137    $ 13,848    $ 13,290    $ 12,933    $ 12,725    $ 12,379    $ 11,900    $ 11,545
Total interest expense        (8,518)     (7,991)     (7,308)     (6,868)     (6,665)     (6,441)     (6,067)     (5,724)
                            --------    --------    --------    --------    --------    --------    --------    --------
Net interest income            5,619       5,857       5,982       6,065       6,060       5,938       5,833       5,821

Provision for loan losses      2,859         753         653         593         598         323         303         298
Noninterest income             2,806       3,015       2,541       2,778       2,414       2,506       2,268       2,300
Noninterest expense            6,525       6,202       6,306       6,852       6,050       6,013       5,819       5,715
                            --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before
  income taxes                  (959)      1,917       1,564       1,398       1,826       2,108       1,979       2,108
Income tax expense
  (benefit)                     (527)        668         476         400         566         662         616         670
                            --------    --------    --------    --------    --------    --------    --------    --------
                                (432)      1,249       1,088         998       1,260       1,446       1,363       1,438
Preferred stock dividend          65          64          65          65          65          64          65          65
                            --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss) for
  common  stockholders      $   (497)   $  1,185    $  1,023    $    933    $  1,195    $  1,382    $  1,298    $  1,373
                            ========    ========    ========    ========    ========    ========    ========    ========

Basic earnings (loss)
  per share                 $  (0.13)   $   0.30    $   0.26    $   0.23    $   0.29    $   0.34    $   0.32    $   0.33
                            ========    ========    ========    ========    ========    ========    ========    ========

Diluted earnings (loss)
  per share                 $  (0.13)   $   0.30    $   0.26    $   0.23    $   0.29    $   0.34    $   0.32    $   0.32
                            ========    ========    ========    ========    ========    ========    ========    ========

The net loss for the three months ended December 31, 2000 is due to the increase in the provision for loan losses, which was primarily the result of one identified problem loan and the increase in noninterest expense because of employee severance packages. The net income for the three months ended March 31, 2000 is lower due to increased noninterest expenses related to the resignation of the Company's Chief Executive Officer.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information beginning on page 2 of the Company's 2001 Proxy Statement under the caption "Election of Directors" and on pages 4 through 6 of the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2001 Proxy Statement is noted below.

EXECUTIVE OFFICERS

         The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2001 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2000, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

         CHARLES J. GRAKO, 47, has been the President of the Company since 1999 and in 2000 earned the distinction of Chief Executive Officer. Prior to becoming President, Mr. Grako served as Executive Vice President and had been the Company's Chief Financial Officer since 1990. Mr. Grako is a member of the Board of Directors of UnionBancorp and is the Chairman of the Board for UnionBank/Central, UnionBank/West, and UnionData Corp, Inc. He also serves as Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

         JIMMIE D. LANSFORD, 61, was promoted from Senior Vice President to Executive Vice President in the fourth quarter of 2000 and continues to serve as the Director of Organizational Development & Planning, a position he has held since 1996. A member of the Board of Directors since 1988, Mr. Lansford currently sits on the UnionBancorp and UnionBank/Northwest Boards and acts as Chairman of the Board for UnionBank. In addition to his vast array of in-house responsibilities, he is active in the local community college where he also serves as the Chairman of the Board of Trustees. Prior to his tenure with the Company, Mr. Lansford was the Chief Executive Officer of St. Mary's Hospital in Streator, Illinois.

         GAYLON E. MARTIN, 54, is the newest addition to the executive team, joining the Company in January of 2001 as Senior Vice President and Chief Credit Officer. A seasoned veteran of the industry, Mr. Martin began his career in 1972 and has since gone on to fill several key management slots including serving as the Chief Executive Officer of Farmers National Bank of Geneseo and, most recently, as President and Managing Officer of Norwest/Wells Fargo of Geneseo.

         KURT R. STEVENSON, 34, was named Vice President & Chief Financial Officer in the summer of 2000, filling the vacancy created by Mr. Grako's new appointment. Also in 2000, Mr. Stevenson was named to the Board of Directors of UnionFinancial Services, Inc. Before stepping into his new role, he had been acting as the Company's Vice President & Controller since 1996 and had served in various operational capacities since joining the organization. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 7 through 9 of the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 4 through 6 of the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on page 11 of the 2001 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Index to Financial Statements

         See page 42.

(a)(2)   Financial Statement Schedules

         N/A

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         (1) On November 15, 2000, the Company filed a Form 8-K, under Item 5 "Other Information," reporting the sale of internet-based technology "InterNetStation" to eKiosk.com Corporation ("eKiosk") for a small equity interest in eKiosk.

         (2) On December 27, 2000, the Company filed a Form 8-K, under Item 5 "Other Information," reporting that the Company had issued a press release regarding an additional provision for loan loss during the fourth quarter, 2000.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 16, 2001.

                                     UNIONBANCORP, INC.

                                     By: /s/ CHARLES J. GRAKO
                                         --------------------------------------
                                         Charles J. Grako
                                         President and Principal Executive
                                            Officer

                                     By: /s/ KURT R. STEVENSON
                                         --------------------------------------
                                         Kurt R. Stevenson
                                         Vice President and Principal Financial
                                            and Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 16, 2001.

/s/ RICHARD J. BERRY                      /s/ DENNIS J. MCDONNELL
-----------------------------------       -----------------------------------
Richard J. Berry                          Dennis J. McDonnell
Director                                  Director

/s/ WALTER E. BREIPOHL                    /s/ LAWRENCE J. MCGROGAN
-----------------------------------       -----------------------------------
Walter E. Breipohl                        Lawrence J. McGrogan
Director                                  Director

/s/ L. PAUL BROADUS                       /s/ I.J. REINHARDT, JR.
-----------------------------------       -----------------------------------
L. Paul Broadus                           I.J. Reinhardt, Jr.
Director                                  Director

/s/ ROBERT J. DOTY                        /s/ SCOTT C. SULLIVAN
-----------------------------------       -----------------------------------
Robert J. Doty                            Scott C. Sullivan
Director                                  Director

/s/ CHARLES J. GRAKO                      /s/ JOHN A. SHINKLE
-----------------------------------       -----------------------------------
Charles J. Grako                          John A. Shinkle
Director                                  Director

/s/ JIMMIE D. LANSFORD                    /s/ JOHN A. TRAINOR
-----------------------------------       -----------------------------------
Jimmie D. Lansford                        John A. Trainor
Director                                  Director

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

   10.1          Registration Agreement dated         Incorporated by reference from
                 August 6, 1996, between              Exhibit 10.10 to the
                 UnionBancorp, Inc. and each          Registration Statement on Form
                 of Wayne W. Whalen and Dennis        S-1 filed by the Company on
                 J. McDonnell                         August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.2          Loan Agreement between               Incorporated by reference from
                 UnionBancorp, Inc. and               Exhibit 10.11 to the
                 LaSalle National Bank dated          Registration Statement on Form
                 August 2, 1996                       S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.3          UnionBancorp, Inc. Employee          Incorporated by reference from
                 Stock Ownership Plan                 Exhibit 10.12 to the
                                                      Registration Statement on Form
                                                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

   10.4          UnionBancorp, Inc. 1993 Stock        Incorporated by reference from
                 Option Plan, as amended              Exhibit 10.13 to the
                                                      Registration Statement on Form
                                                      S-1 filed by the Company on
                                                      August 19, 1996 (SEC File No.
                                                      33-9891), as amended

                                                            INCORPORATED
  EXHIBIT                                                    HEREIN BY                   FILED
    NO.                DESCRIPTION                          REFERENCE TO                HEREWITH
    ---                -----------                          ------------                --------

   13.1          2000 Annual Report to                                                      *
                 Stockholders (as incorporated
                 by reference into this Form
                 10-K)

   21.1          Subsidiaries of UnionBancorp,
                 Inc.                                                                       *

   23.1          Consent of Crowe, Chizek and                                               *
                 Company LLP

   99.1          2001 Proxy Statement (as             Incorporated by reference from
                 incorporated by reference            the Schedule 14A filed by the
                 into this Form 10-K)                 Company on March 17, 2001 (SEC
                                                      File No. 0-28846)