Form 10-Q
period 2001-03-31
UNIONBANCORP INC
filed 2001-05-14
CIK 1019650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         COMMISSION FILE NUMBER: 0-28846

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Shares outstanding at May 14, 2001
-----------------------------                 ----------------------------------
Common Stock, Par Value $1.00                              3,970,074


================================================================================

                               UNIONBANCORP, INC.
                                 FORM 10-Q INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

          o     Consolidated Balance Sheets...............................    1

          o     Consolidated Statements of Income.........................    2

          o     Consolidated Statements of Cash Flows.....................    3

          o     Notes to Unaudited Consolidated Financial Statements......    4

Item 2.   Management's Discussion and Analysis of Results of Operations
             And Financial Condition......................................    9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   21

Item 2.   Changes in Securities...........................................   21

Item 3.   Defaults Upon Senior Securities.................................   21

Item 4.   Submission of Matters to a Vote of Security Holders.............   21

Item 5.   Other Information...............................................   21

Item 6.   Exhibits and Reports on Form 8-K................................   21

SIGNATURES................................................................   22

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                               March 31,   December 31,
                                                                                 2001          2000
                                                                               ---------    ---------
ASSETS
Cash and cash equivalents                                                      $  20,374    $  33,021
Securities available-for-sale                                                    200,881      189,719
Loans                                                                            502,912      505,094
Allowance for loan losses                                                         (6,491)      (6,414)
                                                                               ---------    ---------
   Net loans                                                                     496,421      498,680
Premises and equipment, net                                                       11,799       11,953
Intangible assets, net                                                             9,304        9,552
Mortgage servicing rights                                                          1,542        1,423
Other assets                                                                      12,303       14,385
                                                                               ---------    ---------
         TOTAL ASSETS                                                          $ 752,624    $ 758,733
                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest-bearing                                                     $  64,248    $  72,956
      Interest-bearing                                                           552,524      563,047
                                                                               ---------    ---------
         Total deposits                                                          616,772      636,003
   Federal funds purchased and securities sold
      under agreements to repurchase                                                 529          525
   Advances from the Federal Home Loan Bank                                       55,408       43,408
   Notes payable                                                                   9,775       10,275
   Other liabilities                                                               7,630        8,656
                                                                               ---------    ---------
         TOTAL LIABILITIES                                                       690,114      698,867
                                                                               ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
 1,092 shares authorized; 831 shares issued and outstanding                          831          831
                                                                               ---------    ---------

Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                            --           --
   Series A convertible preferred stock;  2,765 shares authorized,
    2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
   Series C preferred stock; 4,500 shares authorized; none issued                     --           --
   Common stock, $1 par value; 10,000,000 shares authorized;
    4,560,337 shares at March 31, 2001 and 4,555,811
      shares at December 31, 2000                                                  4,560        4,556
   Surplus                                                                        21,767       21,734
   Retained earnings                                                              38,670       37,437
   Accumulated other comprehensive income                                          1,418           61
   Unearned compensation under stock option plans                                   (112)        (129)
                                                                               ---------    ---------
                                                                                  66,803       64,159

   Treasury stock, at cost; 590,263 shares                                        (5,124)      (5,124)
                                                                               ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                               61,679       59,035
                                                                               ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 752,624    $ 758,733
                                                                               =========    =========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Interest income
   Loans                                                   $ 11,254    $ 10,277
   Securities
      Taxable                                                 2,349       2,142
      Exempt from federal income taxes                          504         493
   Federal funds sold and other                                  65          21
                                                           --------    --------
         TOTAL INTEREST INCOME                               14,172      12,933
                                                           --------    --------

Interest expense
   Deposits                                                   7,400       6,134
   Federal funds purchased and securities sold
    under agreements to repurchase                               13          58
   Advances from the Federal Home Loan Bank                     744         492
   Notes payable                                                206         184
                                                           --------    --------
         TOTAL INTEREST EXPENSE                               8,363       6,868
                                                           --------    --------
NET INTEREST INCOME                                           5,809       6,065
Provision for loan losses                                       309         593
                                                           --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           5,500       5,472
                                                           --------    --------

Noninterest income
   Service charges                                              644         632
   Merchant fee income                                          257         275
   Trust income                                                 172         188
   Mortgage banking income                                      443         306
   Insurance commissions and fees                               671         961
   Securities gains, net                                         82          --
   Other income                                                 543         416
                                                           --------    --------
                                                              2,812       2,778
                                                           --------    --------

Noninterest expenses
   Salaries and employee benefits                             3,166       3,828
   Occupancy expense, net                                       479         426
   Furniture and equipment expense                              406         447
   Supplies and printing                                        167         132
   Telephone                                                    188         189
   Amortization of intangible assets                            248         276
   Other expenses                                             1,476       1,554
                                                           --------    --------
                                                              6,130       6,852
                                                           --------    --------
         INCOME BEFORE INCOME TAXES                           2,182       1,398
Income taxes                                                    647         400
                                                           --------    --------
         NET INCOME                                           1,535         998
Preferred stock dividends                                        65          65
                                                           --------    --------

NET INCOME FOR COMMON STOCKHOLDERS                         $  1,470    $    933
                                                           ========    ========
BASIC EARNINGS PER COMMON SHARE                            $   0.37    $   0.23
                                                           ========    ========
DILUTED EARNINGS PER COMMON SHARE                          $   0.37    $   0.23
                                                           ========    ========

Comprehensive income (loss)                                $  2,892    $    (23)
                                                           ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                            2001        2000
                                                                          --------    --------

Cash flows from operating activities
   Net income                                                             $  1,535    $    998
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                             318         381
      Amortization of intangible assets                                        248         276
      Amortization of unearned compensation under stock option plans            17          21
      Amortization of bond premiums, net                                        35           9
      Provision for loan losses                                                309         593
      Securities (gains) losses, net                                           (82)         --
      (Gain) loss on sale of equipment                                          (1)         41
      Loss on sale of real estate acquired in settlement of loans               51          13
      Gain on sale of loans                                                   (365)       (182)
      Proceeds from sales of loans held for sale                            26,387      11,228
      Origination of loans held for sale                                   (23,323)     (9,917)
      Change in assets and liabilities
         (Increase) decrease in other assets                                 1,126        (882)
         Increase (decrease) in other liabilities                           (1,026)      1,693
                                                                          --------    --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,229       4,272

Cash flows from investing activities
   Securities
      Available-for-sale
         Proceeds from maturities and paydowns                              24,231       2,798
         Purchases                                                         (33,109)     (1,876)
   Net increase in loans                                                    (1,071)     (7,050)
   Purchase of premises and equipment                                         (167)       (107)
   Proceeds from sale of real estate acquired in settlement of loans           227         382
   Proceeds from sale of equipment                                               4          --
                                                                          --------    --------
            NET CASH USED IN INVESTING ACTIVITIES                           (9,885)     (5,853)

Cash flows from financing activities
   Net increase (decrease) in deposits                                    $(19,231)   $  1,942
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                           4      (3,103)
   Increase (decrease) in advances from the
    Federal Home Loan Bank                                                  12,000      (1,000)
   Payments on notes payable                                                  (500)         --
   Proceeds from notes payable                                                  --       1,275
   Dividends on common stock                                                  (238)       (237)
   Dividends on preferred stock                                                (65)        (65)
   Proceeds from exercise of stock options                                      39          19
   Purchase of treasury stock                                                   --      (1,274)
                                                                          --------    --------
            NET CASH USED IN FINANCING ACTIVITIES                           (7,991)     (2,443)
                                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (12,647)     (4,024)

Cash and cash equivalents
   Beginning of period                                                      33,021      27,230
                                                                          --------    --------

   End of period                                                          $ 20,374    $ 23,206
                                                                          ========    ========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The annualized results of the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

NOTE 2.  EARNINGS PER SHARE

For purposes of share calculations, the Company had 3,968 shares of common stock outstanding at March 31, 2001 and 4,035 shares outstanding at March 31, 2000. Basic earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

BASIC EARNINGS PER COMMON SHARE                               Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------

     Net income available to common stockholders              $ 1,470    $   933
                                                              =======    =======

     Weighted average common shares outstanding                 3,968      4,035
                                                              =======    =======

        Basic Earnings Per Common Share                       $  0.37    $  0.23
                                                              =======    =======

DILUTED EARNINGS PER COMMON SHARE                             Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------

     Weighted average common shares outstanding                 3,968      4,035
     Add: dilutive effect of assumed exercised stock options       27         38
                                                              -------    -------

     Weighted average common and dilutive
      Potential shares outstanding                              3,995      4,073
                                                              =======    =======

        Diluted Earnings Per Common Share                     $  0.37    $  0.23
                                                              =======    =======

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


Options to purchase 115,550 shares were outstanding at March 31, 2001. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3.  SECURITIES

The Company's securities portfolio, which represented 27.3% of the Company's average earning asset base as of March 31, 2001, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The following table describes the amortized cost and fair value of securities available-for-sale at March 31, 2001 and December 31, 2000:

                                                              March 31, 2001
                                             ------------------------------------------------
                                                            Gross       Gross
                                             Amortized   Unrealized   Unrealized       Fair
                                               Cost         Gains       Losses        Value
                                             ---------    ---------    ---------    ---------

U.S. treasury                                $   2,258    $      12    $      --    $   2,270
U.S. government agencies                        65,007          590          (61)      65,536
U.S. government mortgage-backed securities      42,859        1,379          (18)      44,220
States and political subdivisions               51,179          253          (65)      51,367
Collateralized mortgage obligations             32,151          321          (96)      32,376
Other                                            5,112           --           --        5,112
                                             ---------    ---------    ---------    ---------

                                             $ 198,566    $   2,555    $    (240)   $ 200,881
                                             =========    =========    =========    =========

                                                             December 31, 2000
                                             ------------------------------------------------
                                                            Gross       Gross
                                             Amortized   Unrealized   Unrealized       Fair
                                               Cost         Gains       Losses        Value
                                             ---------    ---------    ---------    ---------


U.S. treasury                                $   4,261    $       1    $      (7)   $   4,255
U.S. government agencies                        70,967          313         (344)      70,936
U.S. government mortgage-backed securities      34,626           79         (200)      34,505
States and political subdivisions               42,771          734          (92)      43,413
Collateralized mortgage obligations             32,681          204         (588)      32,297
Other                                            4,313           --           --        4,313
                                             ---------    ---------    ---------    ---------

                                             $ 189,619    $   1,331    $  (1,231)   $ 189,719
                                             =========    =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


NOTE 4.  LOANS

The Company offers a broad range of products designed to meet the credit needs of its borrowers. The following table describes the composition of loans by major categories outstanding at March 31, 2001 and December 31, 2000:

                                      March 31, 2001        December 31, 2000
                                   -------------------     -------------------
                                       $           %           $           %
                                   ---------    ------     ---------    ------
Commercial                         $ 110,422     21.96%    $ 117,534     23.27%
Agricultural                          36,059      7.17        38,479      7.62
Real estate:
   Commercial mortgages              139,588     27.75       134,942     26.72
   Construction                       18,882      3.76        19,322      3.83
   Agricultural                       39,277      7.81        39,658      7.85
   1-4 family mortgages              101,858     20.25        99,237     19.65
Installment                           54,288     10.79        53,276     10.55
Other                                  2,538      0.51         2,646      0.51
                                   ---------    ------     ---------    ------
                                     502,912    100.00%      505,094    100.00%
                                                ======                  ======

Allowance for loan losses             (6,491)                 (6,414)
                                   ---------               ---------

   Loans, net                      $ 496,421               $ 498,680
                                   =========               =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


NOTE 5.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000 are summarized below:

                                                               March 31,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------

Beginning balance                                      $  6,414        $  3,691

Charge-offs:
   Commercial                                               136             116
   Real estate mortgages                                     50              25
   Installment and other loans                               63              88
                                                       --------        --------
      Total charge-offs                                     249             229
                                                       --------        --------

Recoveries:
   Commercial                                                 5              23
   Real estate mortgages                                     --              --
   Installment and other loans                               12              25
                                                       --------        --------
      Total recoveries                                       17              48
                                                       --------        --------

Net charge-offs                                             232             181
                                                       --------        --------
Provision for loan losses                                   309             593
                                                       --------        --------

Ending balance                                         $  6,491        $  4,103
                                                       ========        ========

Period end total loans, net of
 unearned interest                                     $502,912        $477,524
                                                       ========        ========

Average loans                                          $506,121        $473,962
                                                       ========        ========

Ratio of net charge-offs to
 average loans                                             0.05%           0.04%
Ratio of provision for loan losses
 to average loans                                          0.06            0.13
Ratio of allowance for loan losses
 to ending total loans                                     1.29            0.86
Ratio of allowance for loan losses
 to total non-performing loans                            67.74           89.22
Ratio of allowance at end of period
 to average loans                                          1.28            0.87


NOTE 6.  CONTINGENT LIABILITIES AND OTHER MATTERS

Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


NOTE 7.  SEGMENT INFORMATION

The Company's operations are managed along two major operating segments: banking and other. Loans, investments, deposits, and mortgage banking provide the revenues in the banking segment. Insurance, brokerage, trust, data processing, and holding company services are categorized as other segments. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                    Three Months Ended
                                           -------------------------------------
                                                      March 31, 2001
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           -------      --------       ------

Net interest income (loss)                 $  5,995     $   (186)     $  5,809
Other revenue                                 1,818          994         2,812
Other expense                                 4,570        1,560         6,130
Segment profit (loss)                         2,934         (752)        2,182
Noncash items
   Depreciation                                 195          123           318
   Provision for loan loss                      309           --           309
   Goodwill and other intangibles               209           39           248
Segment assets                              745,534        7,090       752,624

                                                    Three Months Ended
                                           -------------------------------------
                                                      March 31, 2000
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           -------      --------       ------

Net interest income (loss)                 $  6,085     $    (20)     $  6,065
Other revenue                                 1,499        1,279         2,778
Other expense                                 4,179        2,016         6,195
Segment profit (loss)                         2,360         (962)        1,398
Noncash items
   Depreciation                                 224          157           381
   Provision for loan loss                      593           --           593
   Goodwill and other intangibles               228           48           276
Segment assets                              697,814        5,534       730,348

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


The following discussion provides an analysis of the Company's results of operations and financial condition during the three months ended March 31, 2001 as compared to the same periods in 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year of 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the Letter to the Stockholders, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 as amended and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

NET INCOME. Net income equaled $1,535 or $0.37 per fully diluted share for the three months ended March 31, 2001 compared with net income of $998 or $0.23 per fully diluted share for the same period in 2000. This represents a 60.9% increase in per share earnings and a 53.8% increase in net income.

During the first quarter of 2000, the Company incurred a nonrecurring pre-tax charge of $474 for the severance expense associated with the resignation of the organization's former chief executive officer. Excluding the effect of these expenditures (approximately $290, net of taxes), the Company's 2000 first

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


quarter core earnings would have equaled $1,288 or $0.30 per fully diluted share. A comparison of first quarter 2001 to core first quarter 2000 represents a 23.3% increase in per share earnings and a 19.2% increase in net income.

The quarter over quarter core increase in net income was primarily the result of several factors including decreases in the provision for loan losses and noninterest expense due to continuing efforts to manage operational expenses, and improvement in mortgage banking revenue attributed to declining interest rates and residential real estate activity in general.

Return on average assets was 0.82% for the period compared to the 0.57% for the same period in 2000. Return on average stockholders' equity was 10.18% for the period compared to 7.17% for the same period in 2000. Return on average tangible equity capital for the period equaled 12.69% compared to 9.92% for the same period in 2000.

CASH EARNINGS. In addition to the traditional measurement of net income, the Company also calculates cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Management believes the reporting of cash earnings along with GAAP earnings provides further insight into the Company's operating performance. Cash earnings per share, cash return on average assets, and cash return on average equity capital are detailed as follows:

                                       For the Three Months Ended March 31, 2001
                                       -----------------------------------------
                                       Reported                          Cash
                                       Earnings   Goodwill     Other   Earnings
                                       --------   --------    -------  --------

Income before income taxes              $ 2,182    $    90    $   158   $ 2,430
Income taxes                                647         --         61       708
                                        -------    -------    -------   -------
Net income                                1,535         90         97     1,722
Preferred stock dividends                    65         --         --        65
                                        -------    -------    -------   -------

Net income for common stockholders      $ 1,470    $    90    $    97   $ 1,657
                                        =======    =======    =======   =======


Diluted earnings per common share       $  0.37    $  0.02    $  0.02   $  0.41
                                        =======    =======    =======   =======


Return on average assets                   0.82%                           0.92%

Return on average equity                  10.18%                          11.42%

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


Net interest income was $6,094 for the three months ended March 31, 2001, compared with net interest income of $6,350 earned during the same period in 2000. This represented a decrease of $256 and was primarily attributable to a rise in the cost of funds due to increased competition for deposits during 2000. This was partially offset by an increase in rates earned on loans of 30 basis points, as well as an overall tightening of loan underwriting standards which contributed to slower than expected loan growth.

The quarter over quarter decrease resulted from higher interest income of $1,240 offset by higher interest expense of $1,495. Further breaking down the change, approximately 33% was related to an increase in volume and 67% was related to a decrease in rate. The change in interest income resulted from increases of $1,003 associated with volume and $237 associated with rate. The majority of the change in interest income was related to the increase of $32,159 in the volume of average loans and 30 basis points in the rate earned on loans. The change in interest expense resulted from increases of $750 associated with volume and $745 associated with rate. The majority of the change was associated with total time deposit increases of $38,730 in volume and 80 basis points in the cost of funds.

During the first quarter of 2001, the net interest margin on a tax equivalent basis decreased 38 basis points to 3.51% compared to 3.90% earned during the same period in 2000. The compression in the net interest margin was largely impacted by intense competition where competitive pressures have increased the cost of funds while making it difficult to achieve commensurate increases in loan yields. Deposits are the Company's primary source of funds. As the need for lendable funds has grown, dependence on time deposits has increased and so has the interest paid on time deposits. Specifically, yields on interest-earning assets for the first quarter of 2001 increased 20 basis points to 8.32% as compared to the prior year's quarter of 8.12%. In contrast, rates paid on interest-bearing liabilities for the first quarter of 2001 increased 66 basis points to 5.47% as compared to the prior year's quarter of 4.81%.

With a lower interest rate environment during the first quarter of 2001 sparking a slow but steady recovery in the margin, the net interest margin increased 13 basis points to a level of 3.51% on a linked-quarter basis primarily fueled by a decrease in total funding costs.

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change." The following table details each category of average amounts outstanding for interest-earning assets and interest-bearing liabilities, average rate earned on all interest-earning assets, average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period. In addition, the table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                 For the Three Months Ended March 31,
                                    -------------------------------------------------------------
                                                 2001                            2000
                                    -----------------------------   -----------------------------
                                                Interest                        Interest                    Change Due To:
                                    Average     Income/   Average   Average     Income/   Average  --------------------------------
                                    Balance     Expense    Rate     Balance     Expense    Rate     Volume       Rate         Net
                                    --------    --------  -------   --------    --------  -------  --------    --------    --------
ASSETS
INTEREST-EARNING ASSETS
   Interest-earning deposits        $  1,611    $     20    5.03%   $  2,101    $     26   4.98%   $     (6)   $     --    $     (6)
   Securities (1)
      Taxable                        152,093       2,329    6.21     136,496       2,111   6.22         238         (20)        218
      Non-taxable (2)                 40,567         763    7.63      40,522         755   7.49          14          (6)          8
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
         Total securities (tax
            equivalent)              192,660       3,092    6.51     177,018       2,866   6.51         252         (26)        226
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
      Federal funds sold               4,388          65    6.10       1,468          21   5.75          44           1          45
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
      Loans (3)(4)
         Commercial                  151,134       3,449    9.26     141,064       3,121   8.97         226         102         328
         Real estate                 299,067       6,413    8.70     284,842       6,005   8.55         302         106         408
         Installment and other        55,920       1,418   10.28      48,056       1,179   9.95         185          54         239
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
            Net loans (tax
               equivalent)           506,121      11,280    9.04     473,962      10,305   8.74         713         262         975
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
               Total interest-
                  earning assets     704,780      14,457    8.32     654,549      13,218   8.12       1,003         237       1,240
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------

NONINTEREST-EARNING ASSETS
   Cash and cash equivalents          19,679                          22,828
   Premises and equipment, net        11,818                          13,257
   Other assets                       20,012                          11,594
                                    --------                        --------
      Total nonearning assets         51,509                          47,679
                                    --------                        --------
         Total assets               $756,289                        $702,228
                                    ========                        ========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
INTEREST-BEARING LIABILITIES
   NOW accounts                     $ 41,986         251    2.42%   $ 54,069    $    312   2.32    $    (71)   $     10         (61)
   Money market accounts              49,605         430    3.52      37,205         355   3.84         110         (35)         75
   Savings deposits                   44,892         268    2.42      51,289         324   2.54         (32)        (17)        (56)
   Time deposits                     422,792       6,451    6.19     384,062       5,143   5.39         548         760       1,308
   Federal funds purchased and
      repurchase agreements            1,359          13    3.88       4,360          58   5.35         (32)        (13)        (45)
   Advances from FHLB                 48,975         744    6.16      33,678         492   5.88         231          21         252
   Notes payable                      10,142         206    8.24       9,998         184   7.40           3          19          22
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
      Total interest-bearing
         liabilities                 619,751       8,363    5.47     574,661       6,868   4.81         750         745       1,495
                                    --------    --------   -----    --------    --------   ----    --------    --------    --------
NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits       66,989                          65,027
   Other liabilities                   8,407                           6,694
                                    --------                        --------
      Total noninterest-bearing
         liabilities                  75,396                          71,721
                                    --------                        --------
   Stockholders' equity               61,142                          55,846
                                    --------                        --------
   Total liabilities and
      stockholders' equity          $756,289                        $702,228
                                    ========                        ========
   Net interest income (tax
      equivalent)                               $  6,094                        $  6,350           $    253    $   (508)   $   (255)
                                                ========                        ========           ========    ========    ========
   Net interest income (tax
     equivalent) to total earning
     assets                                                 3.51%                          3.90%
                                                           =====                           ====
   Interest-bearing liabilities to
      earning assets                   87.94%                          87.79%
                                    ========                        ========

-------------------------
(1)  Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


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

The provision for loan losses charged to operating expense for the first quarter of 2001 totaled $309 compared with $593 in 2000. Net charge-offs for the first quarter of 2001 were $232 compared with $181 in 2000. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

NONINTEREST INCOME. The following table shows the Company's noninterest income:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001           2000
                                                         -------        -------

   Service charges                                       $   644        $   632
   Merchant fee income                                       257            275
   Trust income                                              172            188
   Mortgage banking income                                   443            306
   Insurance commissions and fees                            671            961
   Securities gains, net                                      82             --
   Other income                                              543            416
                                                         -------        -------
                                                         $ 2,812        $ 2,778
                                                         =======        =======

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust, and data processing business segments. Noninterest income totaled $2,812 for the quarter ended March 31, 2001 compared to $2,778 for the same time frame in 2000. Exclusive of net securities gains, noninterest income decreased $48 or 1.7%. As a percentage of total income (net interest income plus noninterest income), noninterest income increased to 32.6% versus 31.4% for the first quarter of 2000.

The majority of the increase was related to two factors. The first was a $137 improvement in mortgage banking income, as declining interest rates resulted in increases in the rate of mortgage refinancing and residential real estate activity in general during the first quarter of 2001. The second factor was $82 in gain on sale of securities, which was a result of the strategy to obtain call protection by buying discount securities in the third quarter of 2000 that were ultimately called during the first quarter of 2001 at a gain. Also contributing to the improvement were increases in other income for fees associated with the internet service provider (ISP), insurance coverage reimbursement, and prestige card fees.

These improvements were offset by a decrease to insurance/ brokerage commissions, and to a lesser extent, merchant and trust fee income. The Company, through its wholly owned subsidiary UnionFinancial Services, provides a full range of insurance and brokerage services to its customers. The $290 quarter

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


over quarter decrease was primarily attributable to lower than anticipated brokerage fees due to the weakening stock market and lower transaction based fee revenue.

NONINTEREST EXPENSE. The following table shows the Company's noninterest expense:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2001           2000
                                                          -------        -------

Salaries and employee benefits                            $ 3,166        $ 3,828
Occupancy expense, net                                        479            426
Furniture and equipment expense                               406            447
Supplies and printing                                         167            132
Telephone                                                     188            189
Amortization of intangible assets                             248            276
Other expenses                                              1,476          1,554
                                                          -------        -------

                                                          $ 6,130        $ 6,852
                                                          =======        =======

Despite the Company's growth over the past year, continued efforts to closely manage operational expenses have resulted in a significant improvement. Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, totaled $6,130 for the three months ended March 31, 2001, as compared to $6,852 for the same timeframe in 2000. This represented a decrease of $722 or 10.5%.

During the first quarter of 2000, the Company incurred a nonrecurring pre-tax charge of $474 for the severance expense associated with the resignation of the organization's former chief executive officer. Excluding the effect of these expenditures (approximately $290, net of taxes), core noninterest expense on a quarter-over-quarter basis decreased 3.9% or $248.

A majority of the core decrease in expense for the quarter was reflective of the salaries and employee benefits. Salary and employee benefits (excluding the effect of severance expense) decreased $231 or 6.8% and was due to the closing of two branches in 2000 that are not reflected in the 2001 totals, a decrease in group insurance premiums, and a reduction in ESOP benefits. Occupancy expense increased marginally, primarily due to an increase in the price of natural gas used to heat branch buildings. Charges for supplies and printing, telephone and other expenses remained relatively stable with only slight quarter over quarter changes.

APPLICABLE INCOME TAXES. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months ended March 31, 2001 and 2000.

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001           2000
                                                         -------        -------

Income before income taxes                               $ 2,182        $ 1,398
Applicable income taxes                                      647            400
Effective tax rates                                         29.7%          28.6%

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


Tax expense for the quarterly periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. The Company recorded income tax expense of $647 and $400 for the quarters ended March 31, 2001 and 2000, respectively. Effective tax rates equaled 29.7% and 28.6% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax.

PREFERRED STOCK DIVIDENDS. The Company paid $65 of preferred stock dividends in for the quarters ended March 31, 2001 and 2000.

INTEREST RATE SENSITIVITY MANAGEMENT

The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Banks depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the Banks receive from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2001 and December 31, 2000.

                                                   March 31, 2001
                                    -------------------------------------------
                                                Net Interest Income
                                    -------------------------------------------
                                     Amount           Change             Change
                                     ------           ------             ------
                                                (Dollars in Thousands)

     +200 bp                        $ 24,973         $ (1,505)           (5.68)%
     +100 bp                          25,623             (855)           (3.23)
        Base                          26,478               --               --
     -100 bp                          27,135              657             2.48
     -200 bp                          27,046              568             2.15

Based upon the Company's model at March 31, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.68% or approximately $1,505. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.15% or approximately $568.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                 December 31, 2001
                                    -------------------------------------------
                                                Net Interest Income
                                    -------------------------------------------
                                     Amount           Change             Change
                                     ------           ------             ------
                                                (Dollars in Thousands)

     +200 bp                        $ 24,188         $ (1,485)           (5.78)%
     +100 bp                          24,783             (890)           (3.47)
        Base                          25,673               --               --
     -100 bp                          26,338              665             2.59
     -200 bp                          26,227              554             2.16

Based upon the Company's model at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.78% or approximately $1,485. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.16% or approximately $554.

FINANCIAL CONDITION

GENERAL. As of March 31, 2001, the Company had total assets of $752,624, net loans of $496,421, total deposits of $616,772, and total stockholders' equity of $61,679. Total assets decreased by $6,109 or 0.8% from year-end 2000. Total net loans decreased by $2,259 or 0.5% from year-end 2000 and reflected tighter underwriting standards and normal paydowns. Total deposits decreased by $19,231 or 3.0% from year-end 2000 and was attributable to management's strategic plan to decrease the cost of funds through the run off of certain higher costing jumbo certificates.

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

At March 31, 2001, non-performing assets totaled $10,144 versus the $8,346 that existed as of December 31, 2000. The level of non-performing loans to total end of period loans was 1.91% at March 31, 2001, as compared to 1.56% at December 31, 2000. During the first quarter of 2001, the Company saw a rise in the number of non-performing loans resulting from early detection of potential problem credits. The following table summarizes non-performing assets and loans past due 90 days or more and still accruing for the previous five quarters.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                       2001                        2000
                                                      -------    ----------------------------------------
                                                      Mar 31,    Dec 31,    Sep 30,    Jun 30,    Mar 31,
                                                      -------    -------    -------    -------    -------
Nonaccrual and impaired loans not
 accruing                                             $ 8,448    $ 5,777    $ 2,591    $ 2,777    $ 4,026
Impaired and other loans 90 days past
 due and still accruing interest                        1,134      2,102      2,439        620        573
                                                      -------    -------    -------    -------    -------
   Total non-performing loans                           9,582      7,879      5,030      3,397      4,599
Other real estate owned                                   562        467        595        741        739
                                                      -------    -------    -------    -------    -------

   Total non-performing assets                        $10,144    $ 8,346    $ 5,625    $ 4,138    $ 5,338
                                                      =======    =======    =======    =======    =======

Non-performing loans to total end of period loans        1.91%      1.56%      1.01%      0.71%      0.96%
Non-performing assets to total end of period loans       2.02       1.65       1.13       0.86       1.12
Non-performing assets to total end of period assets      1.35       1.10       0.77       0.58       0.76

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

ALLOWANCE FOR LOAN LOSSES. At March 31, 2001, the allowance for loan losses totaled $6,491 and increased to 1.29% of total loans outstanding as compared to $4,103 or 0.86% at March 31, 2000. The quarter over quarter increase was primarily influenced by a single non-performing commercial credit which led the Company to increase the allowance by $2,900 during the fourth quarter of 2000. In addition to this credit, there were a number of other loans identified in the fourth quarter that had deteriorating conditions. In reaching the decision to provide a larger provision during the fourth quarter of 2000, management also considered several other factors, including an increase in non-performing loans, general concerns over asset quality and an increase in charge-offs during 2000. During the same time frame, net charge-offs increased to $232 during the first quarter of 2001 compared to $181 for the like period in 2000.

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change in the past year. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the allowance.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $12,647 from December 31, 2000 to March 31, 2001. This usage was primarily related to the net increase in loans and securities and decreases in deposits and federal funds purchased and securities sold under agreements to repurchase.

During the first three months of 2001, the Company experienced a net cash outflow of $9,885 from its investing activities primarily due to the growth in the loan portfolio and securities and $7,991 in financing activities attributed to a decrease in the deposit base. Operating activities, on the other hand, provided net cash inflows of $5,229. Net proceeds from sales of loans accounted for the majority of the increase in net cash inflow from operating activities.

CAPITAL RESOURCES

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.94% and 11.30%, respectively, at March 31, 2001. The Company is currently, and expects to continue to be, in compliance with these guidelines.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


The following table sets forth an analysis of the Company's capital ratios:

                                                  December 31,         Minimum      Well
                               March 31,     ----------------------    Capital   Capitalized
                                 2001          2000          1999       Ratios     Ratios
                               --------      --------      --------     ------     ------

Tier 1 risk-based capital      $ 53,326      $ 51,835      $ 50,115
Tier 2 risk-based capital         7,322         7,245         4,548
Total capital                    60,648        59,080        54,663
Risk-weighted assets            536,598       537,549       494,953
Capital ratios
   Tier 1 risk-based capital       9.94%         9.64%        10.13%     4.00%      6.00%
   Tier 2 risk-based capital      11.30         10.99         11.04      8.00      10.00
   Leverage ratio                  7.15          6.90          7.20      4.00       5.00

As of March 31, 2001, the Tier 2 risk-based capital was comprised of $6,491 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

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

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 2001, the annual meeting of stockholders was held. At the meeting, Charles J. Grako, Dennis J. McDonnell, John A. Shinkle, and Scott C. Sullivan were elected to serve as Class III directors with terms expiring in 2004. Continuing as Class I directors until 2002 are Richard J. Berry, Walter E. Breipohl, Lawrence J. McGrogan, and John A. Trainor. Continuing as Class II directors until 2003 are L. Paul Broadus, Robert J. Doty, Jimmie D. Lansford and I.J. Reinhardt, Jr.

         There were 3,970,074 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors               For                 Withheld
                                          ---------              --------

         Charles J. Grako                 3,205,522               27,085
         Dennis J. McDonnell              3,223,525                9,082
         John A. Shinkle                  3,182,552               50,055
         Scott C. Sullivan                3,205,228               27,379

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         None

         Reports on Form 8K:

         None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MAY 14, 2001.

                                       UNIONBANCORP, INC.

                                       By: /s/ CHARLES J. GRAKO
                                           -------------------------------------
                                               Charles J. Grako
                                               President and Principal Executive
                                               Officer

                                       By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                               Kurt R. Stevenson
                                               Vice President and Principal
                                               Financial and Accounting Officer