Form 10-Q
period 2001-06-30
UNIONBANCORP INC
filed 2001-08-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                         Commission File Number: 0-28846


                               UnionBancorp, Inc.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                        36-3145350
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

                   321 West Main Street Ottawa, Illinois 61350
           (Address of principal executive offices including zip code)

                                 (815) 431-2720
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Shares outstanding at  August 14, 2001
-----------------------------             --------------------------------------
Common Stock, Par Value $1.00                           3,977,099

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o    Consolidated Balance Sheets.....................................1

         o    Consolidated Statements of Income...............................2

         o    Consolidated Statements of Cash Flows...........................3

         o    Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Results of Operations
           And Financial Condition...........................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................25

Item 2.  Changes in Securities and Use of Proceeds...........................25

Item 3.  Defaults Upon Senior Securities.....................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25

SIGNATURES...................................................................26

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------------------

                                                                               June 30,    December 31,
                                                                                 2001         2000
                                                                               ---------    ---------
ASSETS
Cash and cash equivalents                                                      $  22,806    $  33,021
Securities available-for-sale                                                    190,910      189,719
Loans                                                                            501,634      505,094
Allowance for loan losses                                                         (5,700)      (6,414)
                                                                               ---------    ---------
   Net loans                                                                     495,934      498,680
Premises and equipment, net                                                       11,814       11,953
Intangible assets, net                                                             9,068        9,552
Mortgage servicing rights                                                          1,766        1,423
Other assets                                                                      12,615       14,385
                                                                               ---------    ---------

         Total assets                                                          $ 744,913    $ 758,733
                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest-bearing                                                     $  65,661    $  72,956
      Interest-bearing                                                           544,431      563,047
                                                                               ---------    ---------
         Total deposits                                                          610,092      636,003
   Federal funds purchased and securities sold
    under agreements to repurchase                                                   533          525
   Advances from the Federal Home Loan Bank                                       52,408       43,408
   Notes payable                                                                   9,775       10,275
   Other liabilities                                                               8,307        8,656
                                                                               ---------    ---------
         Total liabilities                                                       681,115      698,867
                                                                               ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
 1,092 shares authorized; 831 shares issued and outstanding                          831          831
                                                                               ---------    ---------

Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                            --           --
   Series A convertible preferred stock;  2,765 shares authorized,
    2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
   Series C preferred stock; 4,500 shares authorized; none issued                     --           --
   Common stock, $1 par value; 10,000,000 shares authorized;
    4,567,362 shares issued at June 30, 2001 and 4,555,811
      shares issued at December 31, 2000                                           4,567        4,556
   Surplus                                                                        21,820       21,734
   Retained earnings                                                              39,911       37,437
   Accumulated other comprehensive income                                          1,389           61
   Unearned compensation under stock option plans                                    (96)        (129)
                                                                               ---------    ---------
                                                                                  68,091       64,159
   Treasury stock, at cost; 590,263 shares                                        (5,124)      (5,124)
                                                                               ---------    ---------
         Total stockholders' equity                                               62,967       59,035
                                                                               ---------    ---------

         Total liabilities and stockholders' equity                            $ 744,913    $ 758,733
                                                                               =========    =========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months Ended June 30, 2001 and 2000 (In Thousands, Except Share Data)
------------------------------------------------------------------------------------------

                                                Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                 -----------------   -----------------
                                                   2001      2000      2001      2000
                                                 -------   -------   -------   -------

Interest income
   Loans                                         $11,044   $10,690   $22,298   $20,967
   Securities
      Taxable                                      2,346     2,087     4,695     4,229
      Exempt from federal income taxes               505       507     1,009     1,005
   Federal funds sold and other                       28         6        93        22
                                                 -------   -------   -------   -------
         Total interest income                    13,923    13,290    28,095    26,223
                                                 -------   -------   -------   -------

Interest expense
   Deposits                                        6,845     6,418    14,245    12,552
   Federal funds purchased and securities sold
    under agreements to repurchase                    21       121        34       179
   Advances from the Federal Home Loan Bank          805       552     1,549     1,044
   Notes payable                                     145       217       351       401
                                                 -------   -------   -------   -------
         Total interest expense                    7,816     7,308    16,179    14,176
                                                 -------   -------   -------   -------
Net interest income                                6,107     5,982    11,916    12,047
Provision for loan losses                            366       653       675     1,246
                                                 -------   -------   -------   -------
Net interest income after
   Provision for loan losses                       5,741     5,329    11,241    10,801
                                                 -------   -------   -------   -------

Noninterest income
   Service charges                                   694       677     1,338     1,309
   Merchant fee income                               299       296       556       571
   Trust income                                      170       188       342       376
   Mortgage banking income                           499       357       942       663
   Insurance commissions and fees                    632       617     1,303     1,578
   Securities gains, net                             209        --       291        --
   Other income                                      515       406     1,058       822
                                                 -------   -------   -------   -------
                                                   3,018     2,541     5,830     5,319
                                                 -------   -------   -------   -------

Noninterest expenses
   Salaries and employee benefits                  3,505     3,348     6,671     7,176
   Occupancy expense, net                            430       409       909       835
   Furniture and equipment expense                   380       470       786       917
   Supplies and printing                             149       160       316       292
   Telephone                                         191       191       379       380
   Amortization of intangible assets                 236       274       484       550
   Other expenses                                  1,585     1,454     3,061     3,008
                                                 -------   -------   -------   -------
                                                   6,476     6,306    12,606    13,158
                                                 -------   -------   -------   -------
         Income before income taxes                2,283     1,564     4,465     2,962
Income taxes                                         698       476     1,345       876
                                                 -------   -------   -------   -------
         Net income                                1,585     1,088     3,120     2,086
Preferred stock dividends                             65        65       130       130
                                                 -------   -------   -------   -------

Net income for common stockholders               $ 1,520   $ 1,023   $ 2,990   $ 1,956
                                                 =======   =======   =======   =======
Basic earnings per share                         $  0.38   $  0.26   $  0.75   $  0.49
                                                 =======   =======   =======   =======
Diluted earnings per common share                $  0.38   $  0.26   $  0.75   $  0.49
                                                 =======   =======   =======   =======


Comprehensive income                             $ 1,556   $ 1,484   $ 4,448   $ 1,901
                                                 =======   =======   =======   =======

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000 (In Thousands)
-------------------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                             June 30,
                                                                       --------------------
                                                                         2001        2000
                                                                       --------    --------
Cash flows from operating activities
   Net income                                                          $  3,120    $  2,086
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                          657         785
      Amortization of intangible assets                                     484         550
      Amortization of unearned compensation under stock option plans         33          39
      Amortization of bond premiums, net                                    121          49
      Provision for loan losses                                             675       1,246
      Securities (gains) losses, net                                       (291)         --
      (Gain) loss on sale of equipment                                       (4)         58
      Loss on sale of real estate acquired in settlement of loans            71          41
      Gain on sale of loans                                                (834)       (415)
      Proceeds from sales of loans held for sale                         64,669      28,256
      Origination of loans held for sale                                (65,150)    (23,629)
      Change in assets and liabilities
         (Increase) decrease in other assets                                719      (2,338)
         Increase (decrease) in other liabilities                          (349)      1,845
                                                                       --------    --------
            Net cash provided by operating activities                     3,921       8,573

Cash flows from investing activities
   Securities
      Available-for-sale
         Proceeds from maturities and paydowns                           61,128       8,140
         Proceeds from sales                                              4,988          --
         Purchases                                                      (64,962)     (7,104)
   Net (increase) decrease in loans                                       2,756     (14,311)
   Purchase of premises and equipment                                      (518)       (153)
   Proceeds from sale of real estate acquired in settlement of loans        428         420
   Proceeds from sale of equipment                                            4          40
                                                                       --------    --------
            Net cash provided by (used in) investing activities           3,824     (12,968)

Cash flows from financing activities
   Net increase (decrease) in deposits                                 $(25,911)   $    532
   Net increase in federal funds purchased
    and securities sold under agreements to repurchase                        8       2,036
   Increase in advances from the Federal Home Loan Bank                   9,000       7,900
   Payments on notes payable                                               (500)         --
   Proceeds from notes payable                                               --       1,275
   Dividends on common stock                                               (517)       (474)
   Dividends on preferred stock                                            (130)       (130)
   Proceeds from exercise of stock options                                   90         110
   Purchase of treasury stock                                                --      (1,274)
                                                                       --------    --------
            Net cash provided by (used in) financing
             activities                                                 (17,960)      9,975
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents                    (10,215)      5,580

Cash and cash equivalents
   Beginning of period                                                   33,021      27,230
                                                                       --------    --------

   End of period                                                       $ 22,806    $ 32,810
                                                                       ========    ========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The annualized results of operations during the quarter and six month period ended June 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

Note 2.  Earnings Per Share

Basic earnings per share for the three months and six months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share             Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                              ---------------   ---------------
                                               2001     2000     2001     2000
                                              ------   ------   ------   ------

Net income available to common shareholders   $1,520   $1,023   $2,990   $1,956
Weighted average common shares outstanding     3,975    3,958    3,971    3,997
                                              ------   ------   ------   ------

   Basic Earnings Per Common Share            $ 0.38   $ 0.26   $ 0.75   $ 0.49
                                              ======   ======   ======   ======



Diluted Earnings Per Common Share           Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                              ---------------   ---------------
                                               2001     2000     2001     2000
                                              ------   ------   ------   ------

Weighted average common shares outstanding     3,975    3,958    3,971    3,997
Add: dilutive effect of assumed
   exercised stock options                        28       33       29       33
                                              ------   ------   ------   ------

Weighted average common and dilutive
   Potential shares outstanding                4,003    3,991    4,000    4,030
                                              ======   ======   ======   ======

   Diluted Earnings Per Common Share          $ 0.38   $ 0.26   $ 0.75   $ 0.49
                                              ======   ======   ======   ======

There were approximately 103,600 options outstanding at June 30, 2001 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities

The Company's securities portfolio, which represented 28.0% of the Company's average earning asset base as of June 30, 2001, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The following table describes the amortized cost and fair value of securities available-for-sale at June 30, 2001 and December 31, 2000:


                                                              June 30, 2001
                                             -----------------------------------------------
                                                           Gross        Gross
                                             Amortized  Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses       Value
                                             ---------   ---------    ---------    ---------

U.S. treasury                                $   1,511   $      17    $      --    $   1,528
U.S. government agencies                        48,568         575          (21)      49,122
U.S. government mortgage-backed securities      63,723         371         (213)      63,881
States and political subdivisions               43,102       1,225          (32)      44,295
Collateralized mortgage obligations             26,019         357           (4)      26,372
Other                                            5,712          --           --        5,712
                                             ---------   ---------    ---------    ---------

                                             $ 188,635   $   2,545    $    (270)   $ 190,910
                                             =========   =========    =========    =========


                                                            December 31, 2000
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
                                             =========   =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

The Company offers a broad range of products designed to meet the credit needs of its borrowers. The following table describes the composition of loans by major categories outstanding at June 30, 2001 and December 31, 2000:

                                    June 30, 2001           December 31, 2000
                               ----------------------    ----------------------
                                   $            %            $            %
                               ---------    ---------    ---------    ---------

Commercial                     $ 109,263        21.79%    $117,534        23.27%
Agricultural                      39,115         7.80       38,479         7.62
Real estate:
   Commercial mortgages          138,808        27.67      134,942        26.72
   Construction                   20,752         4.14       19,322         3.83
   Agricultural                   39,403         7.85       39,658         7.85
   1-4 family mortgages           96,968        19.33       99,237        19.65
Installment                       54,801        10.92       53,276        10.55
Other                              2,524         0.50        2,646         0.51
                               ---------    ---------    ---------    ---------
Total loans                      501,634       100.00%     505,094       100.00%
                                            =========                 =========
Allowance for loan losses         (5,700)                   (6,414)
                               ---------                 ---------

   Loans, net                  $ 495,934                 $ 498,680
                               =========                 =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

Transactions in the allowance for loan losses for the three months ended June 30, 2001 and 2000 are summarized below:

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------

Beginning balance                     $  6,491    $  4,103    $  6,414    $  3,691

Charge-offs:
   Commercial                              969         652       1,105         768
   Real estate mortgages                   180          40         230          65
   Installment and other loans             111          61         174         149
                                      --------    --------    --------    --------
      Total charge-offs                  1,260         753       1,509         982
                                      --------    --------    --------    --------

Recoveries:
   Commercial                               82           7          87          30
   Real estate mortgages                    --           3          --           3
   Installment and other loans              21          17          33          42
                                      --------    --------    --------    --------
      Total recoveries                     103          27         120          75
                                      --------    --------    --------    --------

Net charge-offs                          1,157         726       1,389         907
                                      --------    --------    --------    --------
Provision for loan losses                  366         653         675       1,246
                                      --------    --------    --------    --------

Ending balance                        $  5,700    $  4,030    $  5,700    $  4,030
                                      ========    ========    ========    ========

Period end total loans, net of
 unearned interest                    $501,634    $480,908    $501,634    $480,908
                                      ========    ========    ========    ========

Average loans                         $502,204    $481,195    $504,152    $477,578
                                      ========    ========    ========    ========

Ratio of net charge-offs to
   average loans                          0.23%       0.15%       0.28%       0.19%
Ratio of provision for loan losses
   to average loans                       0.07        0.14        0.13        0.26
Ratio of allowance for loan losses
   to ending total loans                  1.14        0.84        1.14        0.84
Ratio of allowance for loan losses
   to total nonperforming loans          52.20      118.63       52.20      118.63
Ratio of allowance at end of period
   to average loans                       1.13        0.84        1.13        0.84

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported for internal performance assessment is summarized below:

                                                      Six Months Ended
                                           -------------------------------------
                                                       June 30, 2001
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           -------      --------       ------

Net interest income (loss)                 $ 12,237     $   (321)     $ 11,916
Other revenue                                 3,890        1,940         5,830
Other expense                                 8,752        3,060        11,465
Segment profit (loss)                         5,906       (1,441)        4,465
Noncash items
   Depreciation                                 389          268           657
   Provision for loan loss                      675           --           675
   Goodwill and other intangibles               405           79           484
Segment assets                              739,294        5,619       744,913


                                                      Six Months Ended
                                           -------------------------------------
                                                       June 30, 2000
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           -------      --------       ------

Net interest income (loss)                 $ 12,237     $   (190)     $ 12,047
Other revenue                                 3,234        2,805         5,319
Other expense                                 8,771        3,052        11,823
Segment profit (loss)                         4,531       (1,569)        2,962
Noncash items
   Depreciation                                 466          319           785
   Provision for loan loss                    1,246           --         1,246
   Goodwill and other intangibles               457           93           550
Segment assets                              710,656        5,822       716,478


Note 8.  New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition during the three months and six months ended June 30, 2001 as compared to the same periods in 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Annualized results of operations during the quarter and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year of 2001.

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

General

The Company derives most of its revenues and income from the operations of its banking subsidiaries (the "Banks"), but also derives revenue from its nonbank subsidiaries, UnionFinancial Services Inc., UnionData Corp, Inc., and UnionTrust Corporation. The Banks provide a full range of commercial and consumer banking services to businesses and individuals, primarily in north central and west central Illinois, while the nonbanks provide insurance, brokerage, asset management, trust and data processing service to the same regions.

Results of Operations

Net Income. Net income equaled $1,585 or $0.38 per fully diluted share for the three months ended June 30, 2001. This compares favorably with net income of $1,088 or $0.26 per fully diluted share for the same period in 2000 and represents a 46.2% increase in per share earnings and a 45.7% increase in net income.

The quarter over quarter core increase in net income was primarily the result of several factors. These include improvements in noninterest income associated with revenue generated from the mortgage banking division, gain on sale of securities, an improvement in net interest income, and a decrease in the provision for loan losses.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

For the six months ended June 30, 2001, net income equaled $3,120 or $0.75 per fully diluted share compared with net income of $2,086 or $0.49 per fully diluted share earned in the same period in 2000. This represents a 53.1% increase in per share earnings and a 49.6% increase in net income.

As previously reported, the 2000 earnings included a one-time severance expense associated with the resignation of the Company's former chief executive officer. Excluding the effect of these expenditures from 2000 (approximately $290, net of taxes), the Company's six months earnings would have equaled $2,375 or $0.56 per fully diluted share.

Return on average assets was 0.84% for the second quarter of 2001 compared to the 0.62% for the same period in 2000. Return on average assets was 0.83% for the six months ended June 30, 2001, compared to 0.60% for the same period in 2000.

Return on average stockholders' equity was 10.16% for the second quarter of 2001 compared to 7.88% for the same period in 2000. Return on average stockholders' equity was 10.17% for the six months ended June 30, 2001, compared to 7.54% for the same period in 2000. Return on average tangible equity capital equaled 12.61% for the six months ended June 30, 2001, compared to 10.36% for the same period in 2000.

Cash Earnings. In addition to the traditional measurement of net income, the Company also calculates cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Management believes the reporting of cash earnings along with GAAP earnings provides further insight into the Company's operating performance. Cash diluted earnings per share, cash return on average assets, and cash return on average equity capital are detailed as follows:

                                      For the Three Months Ended June 30, 2001
                                      -----------------------------------------
                                      Reported                           Cash
                                      Earnings   Goodwill    Other     Earnings
                                      --------   --------   --------   --------

Income before income taxes            $  2,283   $    109   $    127   $  2,519
Income taxes                               698         --         49        747
                                      --------   --------   --------   --------
Net income                               1,585        109         78      1,772
Preferred stock dividends                   65         --         --         65
                                      --------   --------   --------   --------

Net income for common stockholders    $  1,520   $    109   $     78   $  1,707
                                      ========   ========   ========   ========

Diluted earnings per common share     $   0.38   $   0.05   $   0.04   $   0.47
                                      ========   ========   ========   ========

Return on average assets                  0.84%                            0.94%

Return on average equity                 10.16%                           11.36%

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                       For the Six Months Ended June 30, 2001
                                      -----------------------------------------
                                      Reported                           Cash
                                      Earnings   Goodwill    Other     Earnings
                                      --------   --------   --------   --------

Income before income taxes            $  4,465   $    199   $    285   $  4,949
Income taxes                             1,345         --        110      1,455
                                      --------   --------   --------   --------
Net income                               3,120        199        175      3,494
Preferred stock dividends                  130         --         --        130
                                      --------   --------   --------   --------

Net income for common stockholders    $  2,990   $    199   $    175   $  3,364
                                      ========   ========   ========   ========

Diluted earnings per common share     $   0.75   $   0.05   $   0.04   $   0.84
                                      ========   ========   ========   ========

Return on average assets                  0.83%                            0.93%

Return on average equity                 10.17%                           11.39%

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

Net interest income was $6,393 for the second quarter ended June 30, 2001, compared with net interest income of $6,270 earned during the same period in 2000. This represented a increase of $123 and was primarily attributable to a $44,850 increase in the volume of average earning assets. This increase was partially offset by a rise in the cost of funds due to increased competition for deposits during 2000 that have not yet repriced and a 12 basis point decrease in rates earned on loans due to competitive pressures, overall tightening of loan underwriting standards, and slower than expected loan growth.

The quarter over quarter net interest income increase resulted from higher interest income of $632 offset by a $509 increase in interest expense. Further breaking down the change, approximately 73% was related to an increase in volume and 27% was related to a decrease in rate. The change in interest income resulted from a $818 increase associated with volume offset by a $186 decrease associated with rate. The majority of the change in interest income was related to increases of $21,009 in the volume of average loans and $21,274 in the volume of average securities. The change in interest expense resulted from a $625 increase associated with volume offset by a $116 associated with rate. The majority of the change was associated with a increase of $25,796 in the average balance of time deposits and an increase of 17 basis points in the rate paid on total time deposits.

During the second quarter of 2001, the net interest margin on a tax equivalent basis decreased 18 basis points to 3.65% compared to 3.83% earned during the same period in 2000. The Company's net interest margin was compressed due to escalating contractual interest rates paid on deposits and Federal Home Loan

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Bank advances from previous quarters which have not matured as interest rates began their recent decline. Competitive pressures that made it difficult to achieve commensurate pricing in loan yields and the cost of carrying a higher level of nonperforming loans also contributed to the decrease. Yields on interest-earning assets for the second quarter of 2001 decreased 19 basis points to 8.10% as compared to the prior year's quarter of 8.29%. In contrast, rates paid on interest-bearing liabilities for the second quarter of 2001 decreased only 2 basis points to 5.08% as compared to the prior year's quarter of 5.10%.

With a lower interest rate environment during the first half of 2001 sparking a slow but steady recovery in the margin, the net interest margin during the second quarter of 2001 increased 14 basis points over the first quarter of 2001 mostly driven by a decrease in total funding costs.

Net interest income for the six months ended June 30, 2001 totaled $12,488, representing a decrease of $132 or 1.0% over the $12,620 earned during the same period in 2000. This compression in net interest income was attributable to higher interest income of $1,871 offset by higher interest expense of $2,003. The net interest margin for the first six months of 2001 decreased to 3.58% compared to 3.87% for the same period in 2000.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                    For the Three Months Ended June 30,
                                        ----------------------------------------------------------
                                                    2001                          2000
                                        ----------------------------  ----------------------------
                                                   Interest                      Interest                   Change Due To:
                                        Average    Income/   Average  Average    Income/   Average  ------------------------------
                                        Balance    Expense    Rate    Balance    Expense    Rate     Volume      Rate        Net
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
ASSETS
Interest-earning assets
   Interest-earning deposits            $    961   $     12   5.01%   $  1,565   $     27   6.94%   $     (9)  $     (6)  $    (15)
   Securities (1)
      Taxable                            155,861      2,329   5.99     134,332      2,060   6.17         324        (55)       269
      Non-taxable (2)                     40,910        766   7.51      41,165        767   7.49          11        (12)        (1)
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
         Total securities
          (tax equivalent)               196,771      3,095   6.31     175,497      2,827   6.48         335        (67)       268
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
      Federal funds sold                   3,546         32   3.62         375          6   6.44          30         (4)        26
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
      Loans (3)(4)
         Commercial                      146,486      3,190   8.73     143,772      3,262   9.13          61       (133)       (72)
         Real estate                     298,643      6,463   8.68     287,096      6,343   8.89         251       (131)       120
         Installment and other            57,075      1,417   9.96      50,327      1,112   8.89         150        155        305
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
            Net loans
             (tax equivalent)            502,204     11,070   8.84     481,195     10,717   8.96         462       (109)       353
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
               Total interest-earning
                assets                   703,482     14,209   8.10     658,632     13,577   8.29         818       (186)       632
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
Noninterest-earning assets
   Cash and cash equivalents              18,940                        20,489
   Premises and equipment, net            11,824                        12,895
   Other assets                           20,813                        13,781
                                        --------                      --------
      Total nonearning assets             51,577                        47,165
                                        --------                      --------
         Total assets                   $755,059                      $705,797
                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   NOW accounts                         $ 42,634   $    211   1.99%   $ 52,199   $    305   2.35%   $    (52)  $    (42)  $    (94)
   Money market accounts                  51,810        395   3.06      36,171        361   4.01         132        (98)        34
   Savings deposits                       45,807        249   2.18      50,278        322   2.58         (27)       (46)       (73)
   Time deposits                         409,841      5,990   5.86     384,045      5,429   5.69         374        187        561
   Federal funds purchased and
    repurchase agreements                  1,827         21   4.61       7,287        121   6.68         (71)       (29)      (100)
   Advances from FHLB                     55,452        805   5.82      35,843        552   6.17         287        (34)       253
   Notes payable                           9,809        145   5.93      10,775        217   8.14         (18)       (54)       (72)
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
      Total interest-bearing
       liabilities                       617,180      7,816   5.08     576,598      7,308   5.10         625       (116)       509
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits           66,139                        66,238
   Other liabilities                       8,360                         7,560
                                        --------                      --------
      Total noninterest-bearing
       liabilities                        74,499                        73,798
                                        --------                      --------
   Stockholders' equity                   63,380                        55,401
                                        --------                      --------
   Total liabilities and stockholders'
    equity                              $755,059                      $705,797
                                        ========                      ========
   Net interest income (tax equivalent)            $  6,393                      $  6,270           $    193   $    (70)  $    123
                                                   ========                      ========           ========   ========   ========
   Net interest income (tax equivalent)
    to total earning assets                                   3.65%                         3.83%
                                                              ====                          ====
   Interest-bearing liabilities to
    earning assets                         87.73%                        87.54%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                     For the Six Months Ended June 30,
                                        ----------------------------------------------------------
                                                    2001                          2000
                                        ----------------------------  ----------------------------
                                                   Interest                      Interest                   Change Due To:
                                        Average    Income/   Average  Average    Income/   Average  ------------------------------
                                        Balance    Expense    Rate    Balance    Expense    Rate     Volume      Rate        Net
                                        --------   --------   ----    --------   --------   ----    --------   --------   --------

ASSETS
Interest-earning assets
   Interest-earning deposits            $  1,284   $     37   5.81%   $  1,833   $     54   5.92%   $    (16)  $     (1)  $    (17)
   Securities (1)
      Taxable                            153,987      4,653   6.09     135,609      4,175   6.19         560        (82)       478
      Non-taxable (2)                     40,740      1,529   7.57      40,843      1,523   7.50          22        (16)         6
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
         Total securities (tax
          equivalent)                    194,727      6,182   6.40     176,452      5,698   6.49         582        (98)       484
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
      Federal funds sold                   3,965         98   4.98         727         22   6.09          81         (5)        76
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
      Loans (3)(4)
         Commercial                      148,798      6,639   9.00     142,417      6,349   8.97         283          7        290
         Real estate                     298,854     12,876   8.69     285,969     12,510   8.85         554       (188)       366
         Installment and other            56,500      2,835  10.12      49,192      2,163   8.84         345        327        672
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
            Net loans (tax
             equivalent)                 504,152     22,350   8.94     477,578     21,022   8.85       1,184        144      1,328
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
               Total interest-earning
                assets                   704,128     28,667   8.21     656,590     26,796   8.21       1,831         43      1,871
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
Noninterest-earning assets
   Cash and cash equivalents              19,307                        20,608
   Premises and equipment, net            11,821                        13,076
   Other assets                           20,415                        13,738
                                        --------                      --------
      Total nonearning assets             51,543                        47,422
                                        --------                      --------
              Total assets              $755,671                      $704,012
                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   NOW accounts                         $ 42,312    $   462   2.20%   $ 53,134   $    617   2.34%   $   (120)  $    (35)  $   (155)
   Money market accounts                  50,713        825   3.28      36,688        716   3.92         243       (134)       109
   Savings deposits                       45,352        517   2.30      50,783        645   2.55         (66)       (62)      (128)
   Time deposits                         416,282     12,441   6.03     384,053     10,574   5.54         920        947      1,867
   Federal funds purchased and
    repurchase agreements                  1,594         34   4.30       5,824        179   6.18        (102)       (43)      (145)
   Advances from FHLB                     52,231      1,549   5.98      34,731      1,044   6.03         519        (14)       505
   Notes payable                           9,975        351   7.10      10,416        401   7.80         (17)       (33)       (50)
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
      Total interest-bearing
       liabilities                       618,459     16,179   5.28     575,629     14,176   4.95       1,377        626      2,003
                                        --------   --------  -----    --------   --------   ----    --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits           66,562                        65,632
   Other liabilities                       8,801                         7,128
                                        --------                      --------
      Total noninterest-bearing
       liabilities                        75,363                        72,760
                                        --------                      --------
   Stockholders' equity                   61,849                        55,623
                                        --------                      --------

   Total liabilities and stockholders'
    equity                              $755,671                      $704,012
                                        ========                      ========
   Net interest income (tax equivalent)            $ 12,488                      $ 12,620           $    451   $   (583)  $   (132)
                                                   ========                      ========           ========   ========   ========
   Net interest income (tax equivalent)
    to total earning assets                                   3.58%                         3.87%
                                                             =====                          ====
   Interest-bearing liabilities to
    earning assets                         87.83%                        87.67%
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

Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The provision for loan losses charged to operating expense for the second quarter of 2001 totaled $366 compared with $653 in 2000. Net charge-offs for the second quarter of 2001 were $1,157 compared with $726 in 2000. The increase in net charge-offs was largely the result of several credits which were early on identified as requiring the status of watch list and specific allocation. Subsequently, the identified credits deteriorated and management identified the credits as non-bankable assets, which were charged off.

For the six month period ended June 30, 2001, the provision for loan losses charged to operating expense equaled $675 compared to $1,246 for the same period in 2000. Net charge-offs for the six month period were $1,389 compared with $907 in 2000. The increase in net charge-offs was largely the result of several credits which were early on identified as requiring the status of watch list and specific allocation. Subsequently, the identified credits deteriorated and management identified the credits as non-bankable assets, which were charged off.

Noninterest Income. The following table summarizes the Company's noninterest income:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          ----------------    ----------------
                                           2001      2000      2001      2000
                                          ------    ------    ------    ------

  Service charges                         $  694    $  677    $1,338    $1,309
  Merchant fee income                        299       296       556       571
  Trust income                               170       188       342       376
  Mortgage banking income                    499       357       942       663
  Insurance commissions and fees             632       617     1,303     1,578
  Securities gains, net                      209        --       291        --
  Other income                               515       406     1,058       822
                                          ------    ------    ------    ------
                                          $3,018    $2,541    $5,830    $5,319
                                          ======    ======    ======    ======

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust, and data processing business segments. Noninterest income totaled $3,018 for the three months ended June 30, 2001 compared to $2,541 for the same time frame in 2000. Exclusive of net securities gains, noninterest income increased $268 or 10.6%. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of security gains, increased to 31.5% versus 29.8% for the second quarter of 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The majority of the increase was largely related to two factors. The first was a $209 gain on sale of securities, which was a result of strategy to obtain call protection by buying discount securities in the third quarter of 2000 that were ultimately called at a gain during the second quarter of 2001. The second factor was a $142 improvement in mortgage banking income associated with higher loan origination and refinancing volume and growth in the servicing portfolio, partly offset by an increase in amortization and impairment of mortgage servicing rights. Also contributing to the improvement were marginal increases associated with the internet service provider (ISP), overdraft and nsf fees, insurance commissions, and prestige card transaction fees.

Noninterest income totaled $5,830 for the six months ended June 30, 2001, compared to $5,319 for the same time frame in 2000. Exclusive of net securities gains, noninterest income increased by $220 or 4.1%. As a percentage of total income, noninterest income increased to 31.7% versus 30.6% for the six months of 2000. The increase was largely reflective of the same items discussed regarding the second quarter.

Noninterest Expense. The following table summarizes the Company's noninterest expense:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          -----------------   -----------------
                                            2001      2000      2001      2000
                                          -------   -------   -------   -------

  Salaries and employee benefits          $ 3,505   $ 3,348   $ 6,671   $ 7,176
  Occupancy expense, net                      430       409       909       835
  Furniture and equipment expense             380       470       786       917
  Supplies and printing                       149       160       316       292
  Telephone                                   191       191       379       380
  Amortization of intangible assets           236       274       484       550
  Other expenses                            1,585     1,454     3,061     3,008
                                          -------   -------   -------   -------
                                          $ 6,476   $ 6,306   $12,606   $13,158
                                          =======   =======   =======   =======

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, totaled $6,476 for the three months ended June 30, 2001, as compared to $6,306 for the same timeframe in 2000. This represented an increase of $170 or 2.7%.

A majority of the quarter over quarter increase was reflective of a $157 or 4.7% increase in salaries and employee benefits due to regular merit increases and basic incentive compensation offset by decreases in group insurance premiums and ESOP benefits. Occupancy expense increased marginally, primarily due to building repairs and maintenance and a slight increase in property and casualty insurance. Also contributing to the change was an increase in other expenses driven by debit card transaction expense and personnel recruitment fees. These increases were offset by reductions in furniture and equipment expense due to lower depreciation and full impairment of intangible assets associated with two segments that reduced the level of related amortization expense.

Noninterest expense totaled $12,606 for the six months ended June 30, 2001, decreasing by $552 or 4.2% from the same period in 2000. During the first quarter of 2000, the Company incurred a nonrecurring pre-tax charge of $474 for the severance expense associated with the resignation of the organization's former chief executive officer. Excluding the effect of these expenditures (approximately $474), core noninterest expense on a quarter over quarter basis decreased 0.6% or $78.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and six months ended June 30, 2001 and 2000.

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      -----------------     -----------------
                                       2001       2000       2001       2000
                                      ------     ------     ------     ------

Income before income taxes            $2,283     $1,564     $4,465     $2,962
Applicable income taxes                  698        476      1,345        876
Effective tax rates                     30.6%      30.4%      30.1%      29.6%

Tax expense for the quarterly periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. The Company recorded income tax expense of $698 and $476 for the quarters ended June 30, 2001 and 2000, respectively. Effective tax rates equaled 30.6% and 30.4% respectively, for such periods. The Company recorded income tax expense of $1,345 and $876 for the six months ended June 30, 2001 and 2000, respectively. Effective tax rates equaled 30.1% and 29.6% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax.

Preferred Stock Dividends. The Company paid $65 of preferred stock dividends for the quarters ended June 30, 2001 and 2000. The Company paid $130 of preferred stock dividends for the six months ended June 30, 2001 and 2000.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2001 and December 31, 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                  June 30, 2001
                                    -----------------------------------------
                                               Net Interest Income
                                    -----------------------------------------
                                    Amount           Change            Change
                                    ------           ------            ------
                                              (Dollars in Thousands)

     +200 bp                        $25,634         $(1,413)           (5.22)%
     +100 bp                         26,245            (802)           (2.97)
        Base                         27,047              --               --
     -100 bp                         27,739             692             2.56
     -200 bp                         27,714             667             2.47

Based upon the Company's model at June 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.22% or approximately $1,413. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.47% or approximately $667.

                                                December 31, 2001
                                    -----------------------------------------
                                               Net Interest Income
                                    -----------------------------------------
                                    Amount           Change            Change
                                    ------           ------            ------
                                              (Dollars in Thousands)

     +200 bp                        $24,188         $(1,485)           (5.78)%
     +100 bp                         24,783            (890)           (3.47)
        Base                         25,673              --               --
     -100 bp                         26,338             665             2.59
     -200 bp                         26,227             554             2.16

Based upon the Company's model at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.78% or approximately $1,485. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.16% or approximately $554.

Modeling the sensitivity of earnings to interest rate risk is highly dependent on the numerous assumptions embedded in the model. While the earnings sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected.

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2000. Please refer to the Company's Form 10-K filed on March 19, 2001 for further discussion of the Company's market and interest rate risk.

Financial Condition

General. As of June 30, 2001, the Company had total assets of $744,913, gross loans of $501,634, total deposits of $610,092, and total stockholders' equity of $62,967. Total assets decreased by $13,820 or 1.8% from year-end 2000. Total gross loans decreased by $3,460 or 0.7% from year-end 2000 and reflected tighter underwriting standards and normal paydowns. Total deposits decreased by $25,911

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

or 4.1% from year-end 2000 and was attributable to management's strategic plan to decrease the cost of funds through the run off of certain higher costing non-core certificates of deposits.

Nonperforming Assets. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that will be individually evaluated for impairment to include commercial loans and mortgages secured by commercial properties or five-plus family residences that are in nonaccrual status or were restructured. All other smaller balance homogeneous loans are evaluated for impairment in total.

At June 30, 2001, nonperforming assets totaled $11,518 versus the $8,346 that existed as of December 31, 2000. The level of nonperforming assets to total end of period assets was 1.55% at June 30, 2001, as compared to 1.10% at December 31, 2000. Despite a diversified loan portfolio, the Company has experienced credit quality deterioration in a number of business segments. During the second quarter of 2001, the Company saw a rise in the number of nonperforming loans resulting from continued economic slowdown and early detection of potential problem credits.

The classification of a loan as impaired or nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Banks make a determination as to collectibility on a case-by-case basis. The Banks consider both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or nonaccrual loans. The nonperforming assets have been evaluated in this manner. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect impaired or nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                            2001                       2000
                                                     ------------------    -----------------------------
                                                     Jun 30,    Mar 31,    Dec 31,    Sep 30,    Jun 30,
                                                     -------    -------    -------    -------    -------
Nonaccrual and impaired loans not
  accruing                                           $ 8,237    $ 8,448    $ 5,777    $ 2,591    $ 2,777
Impaired and other loans 90 days past
  due and still accruing interest                      2,683      1,134      2,102      2,439        620
                                                     -------    -------    -------    -------    -------
    Total nonperforming loans                         10,920      9,582      7,879      5,030      3,397
Other real estate owned                                  598        562        467        595        741
                                                     -------    -------    -------    -------    -------

    Total nonperforming assets                       $11,518    $10,144    $ 8,346    $ 5,625    $ 4,138
                                                     =======    =======    =======    =======    =======

Nonperforming loans to total end of period loans        2.18%      1.91%      1.56%      1.01%      0.71%
Nonperforming assets to total end of period loans       2.30       2.02       1.65       1.13       0.86
Nonperforming assets to total end of period assets      1.55       1.35       1.10       0.77       0.58

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

Allowance for Loan Losses. At June 30, 2001, the allowance for loan losses totaled $5,700 and increased to 1.14% of total loans outstanding as compared to $4,030 or 0.84% at June 30, 2000 and $6,400 or 1.27% at December 31, 2000. The
quarter over quarter increase was primarily influenced by a single nonperforming commercial credit, which led the Company to increase the allowance by $2,900 during the fourth quarter of 2000. As of June 30, 2001, there has been no significant change in the status of this credit. Interest has been paid as agreed but there has been no principal reductions on this credit and the collateral shortfall remains. In addition to this credit, there were a number of other loans identified in the fourth quarter that had deteriorating conditions. In reaching the decision to provide a larger provision during the fourth quarter of 2000, management also considered several other factors, including an increase in nonperforming loans, general concerns over asset quality and an increase in charge-offs during 2000. During the first six months of 2001 the Company has charged off a portion of these loans identified in the fourth quarter of 2000, which has caused the allowance for loan losses as a percentage of total loans to decrease. In addition as discussed previously even though there has been an increase in loans categorized as nonperforming, the Company believes its allowance for loan losses to be adequate at June 30, 2001.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change in the past year. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the allowance.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating and investing activities, offset by those provided by financing activities, resulted in a net decrease in cash and cash equivalents of $10,215 from December 31, 2000 to June 30, 2001. This usage was primarily related to the net decrease in deposits due to management's strategic plan to decrease the cost of funds through the run off of certain higher costing non-core certificates of deposits.

During the first six months of 2001, the Company experienced a net cash inflow of $3,824 from its investing activities primarily due to proceeds from security sales, maturities, and paydowns and a net cash inflow of $3,921 in operating activities. Financing activities, on the other hand, provided net cash outflows of $17,960 largely due to a net decrease in deposits.

Capital Resources

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.24% and 11.45%, respectively, at June 30, 2001. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The Board of Governors of the Federal Reserve ("FRB") has announced a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the FRB's Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth an analysis of the Company's capital ratios:

                                               December 31,        Minimum       Well
                               June 30,    --------------------    Capital    Capitalized
                                 2001        2000        1999       Ratios      Ratios
                               --------    --------    --------     ------      ------

Tier 1 risk-based capital      $ 54,837    $ 51,835    $ 50,115
Tier 2 risk-based capital         6,531       7,245       4,548
Total capital                    61,368      59,080      54,663
Risk-weighted assets            535,777     537,549     494,953
Capital ratios
   Tier 1 risk-based capital      10.24%       9.64%      10.13%     4.00%       6.00%
   Tier 2 risk-based capital      11.45       10.99       11.04      8.00       10.00
   Leverage ratio                  7.43        6.90        7.20      4.00        5.00

As of June 30, 2001, the Tier 2 risk-based capital was comprised of $5,700 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This information required by this item 3 is incorporated by reference from the discussion on page 18 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion on page 24 under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities and Use of Proceeds

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

         There were 3,950,709 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors               For                 Withheld
                                        -------------          ------------

         Charles J. Grako                 3,205,522               27,085
         Dennis J. McDonnell              3,223,525                9,082
         John A. Shinkle                  3,182,552               50,055
         Scott C. Sullivan                3,205,228               27,379

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         None.

         Reports on Form 8-K:

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