Form 10-Q
period 2001-09-30
UNIONBANCORP INC
filed 2001-11-13
CIK 1019650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                         Commission File Number: 0-28846

                               UnionBancorp, Inc.
             (Exact name of Registrant as specified in its charter)
              ----------------------------------------------------


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

                                                      Name of Each Exchange
Title of Exchange Class                                  which Registered
-------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Shares outstanding at
            Class                                       November 12, 2001
-----------------------------                     -----------------------------

Common Stock, Par Value $1.00                                3,977,099

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o      Consolidated Balance Sheets......................................................1

         o      Consolidated Statements of Income and Comprehensive Income ......................2

         o      Consolidated Statements of Cash Flows............................................3

         o      Notes to Unaudited Consolidated Financial Statements.............................4

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition...........................................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................25

Item 2.  Changes in Securities..................................................................25

Item 3.  Defaults Upon Senior Securities........................................................25

Item 4.  Submission of Matters to a Vote of Security Holders....................................25

Item 5.  Other Information......................................................................25

Item 6.  Exhibits and Reports on Form 8-K.......................................................25

SIGNATURES......................................................................................26

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000 (In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------
                                                                                    September 30,   December 31,
                                                                                        2001            2000
                                                                                     -----------    -----------
ASSETS
Cash and cash equivalents                                                            $    26,711    $    33,021
Securities available-for-sale                                                            198,484        189,719
Loans                                                                                    506,757        505,094
Allowance for loan losses                                                                 (4,700)        (6,414)
                                                                                     -----------    -----------
     Net loans                                                                           502,057        498,680
Premises and equipment, net                                                               11,891         11,953
Intangible assets, net                                                                     8,837          9,552
Mortgage servicing rights                                                                  1,927          1,423
Other assets                                                                              12,662         14,385
                                                                                     -----------    -----------

              Total assets                                                           $   762,569    $   758,733
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                        $    65,522    $    72,956
         Interest-bearing                                                                541,450        563,047
                                                                                     -----------    -----------
              Total deposits                                                             606,972        636,003
     Federal funds purchased and securities sold
       under agreements to repurchase                                                      5,793            525
     Advances from the Federal Home Loan Bank                                             66,408         43,408
     Notes payable                                                                         9,275         10,275
     Other liabilities                                                                     8,269          8,656
                                                                                     -----------    -----------
              Total liabilities                                                          696,717        698,867
                                                                                     -----------    -----------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                                 831            831
                                                                                     -----------    -----------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                                   -              -
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)              500            500
     Series C preferred stock; 4,500 shares authorized; none issued                            -              -
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,567,362 shares issued at September 30, 2001 and 4,555,811
         shares issued at December 31, 2000                                                4,567          4,556
     Surplus                                                                              21,820         21,734
     Retained earnings                                                                    41,037         37,437
     Accumulated other comprehensive income                                                2,303             61
     Unearned compensation under stock option plans                                          (82)          (129)
                                                                                     -----------    -----------
                                                                                          70,145         64,159
     Treasury stock, at cost; 590,263 shares                                              (5,124)        (5,124)
                                                                                     -----------    -----------
              Total stockholders' equity                                                  65,021         59,035
                                                                                     -----------    -----------

              Total liabilities and stockholders' equity                             $   762,569    $   758,733
                                                                                     ===========    ===========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 2001 and 2000 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    --------------   -------------   -------------   --------------
Interest income
    Loans                                           $       10,628   $      11,035   $      32,926   $       32,002
    Securities
       Taxable                                               2,062           2,172           6,757            6,401
       Exempt from federal income taxes                        502             515           1,511            1,520
    Federal funds sold and other                                44             126             137              148
                                                    --------------   -------------   -------------   --------------
          Total interest income                             13,236          13,848          41,331           40,071
                                                    --------------   -------------   -------------   --------------

Interest expense
    Deposits                                                 6,151           7,094          20,396           19,646
    Federal funds purchased and securities sold
      under agreements to repurchase                            22              42              56              221
    Advances from the Federal Home Loan Bank                   748             635           2,297            1,679
    Notes payable                                              149             220             500              621
                                                    --------------   -------------   -------------   --------------
          Total interest expense                             7,070           7,991          23,249           22,167
                                                    --------------   -------------   -------------   --------------
Net interest income                                          6,166           5,857          18,082           17,904
Provision for loan losses                                      596             753           1,271            1,999
                                                    --------------   -------------   -------------   --------------
Net interest income after
    Provision for loan losses                                5,570           5,104          16,811           15,905
                                                    --------------   -------------   -------------   --------------

Noninterest income
    Service charges                                            719             713           2,057            2,022
    Merchant fee income                                        301             314             857              885
    Trust income                                               159             183             501              559
    Mortgage banking income                                    494             320           1,436              983
    Insurance commissions and fees                             582             652           1,885            2,230
    Securities gains, net                                      264               -             555                2
    Other income                                               526             833           1,584            1,653
                                                    --------------   -------------   -------------   --------------
                                                             3,045           3,015           8,875            8,334
                                                    --------------   -------------   -------------   --------------

Noninterest expenses
    Salaries and employee benefits                           3,514           3,046          10,185           10,222
    Occupancy expense, net                                     421             458           1,330            1,293
    Furniture and equipment expense                            402             432           1,188            1,349
    Supplies and printing                                      155             119             471              411
    Telephone                                                  197             184             576              564
    Amortization of intangible assets                          231             497             715            1,047
    Other expenses                                           1,611           1,466           4,672            4,474
                                                    --------------   -------------   -------------   --------------
                                                             6,531           6,202          19,137           19,360
                                                    --------------   -------------   -------------   --------------
          Income before income taxes                         2,084           1,917           6,549            4,879
Income taxes                                                   616             668           1,961            1,544
                                                    --------------   -------------   -------------   --------------
          Net income                                         1,468           1,249           4,588            3,335
Preferred stock dividends                                       64              64             194              194
                                                    --------------   -------------   -------------   --------------

Net income for common stockholders                  $        1,404   $       1,185   $       4,394   $        3,141
                                                    ==============   =============   =============   ==============
Basic earnings per share                            $         0.35   $        0.30   $        1.11   $         0.79
                                                    ==============   =============   =============   ==============
Diluted earnings per common share                   $         0.35   $        0.30   $        1.10   $         0.78
                                                    ==============   =============   =============   ==============


Comprehensive income                                $        2,382   $       2,459   $       6,830   $        3,645
                                                    ==============   =============   =============   ==============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000 (In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                        2001            2000
                                                                                    ------------    -----------
Cash flows from operating activities
    Net income                                                                      $      4,588    $     3,335
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                                          998          1,165
       Amortization of intangible assets                                                     715          1,047
       Amortization of unearned compensation under stock option plans                         47             57
       Amortization of bond premiums, net                                                    326             60
       Provision for loan losses                                                           1,271          1,999
       Securities gains, net                                                                (555)            (2)
       (Gain) loss on sale of equipment                                                       (4)            71
       Loss on sale of real estate acquired in settlement of loans                            52             64
       Gain on sale of loans                                                              (1,252)          (614)
       Gain on sale of subsidiary, net                                                         -           (438)
       Proceeds from sales of loans held for sale                                         92,093         40,517
       Origination of loans held for sale                                                (91,294)       (35,249)
       Change in assets and liabilities
          (Increase) decrease in other assets                                               (620)        (3,001)
          Increase (decrease) in other liabilities                                          (387)         1,144
                                                                                    -------------   -----------
              Net cash provided by operating activities                                    5,978         10,155

Cash flows from investing activities
    Securities
       Available-for-sale
          Proceeds from maturities and paydowns                                          102,114         16,286
          Proceeds from sales                                                             11,017              -
          Purchases                                                                     (118,011)       (20,002)
    Net decrease in federal funds sold                                                       500              -
    Net increase in loans                                                                 (4,860)       (30,384)
    Purchase of premises and equipment                                                      (936)          (321)
Proceeds from sale of real estate acquired in settlement of loans                            546            566
Branch sale, net of cash and cash equivalents received                                         -            438
Proceeds from sale of equipment                                                                4            241
                                                                                    ------------    -----------
          Net cash used in investing activities                                           (9,626)       (33,176)

Cash flows from financing activities
    Net increase (decrease) in deposits                                             $    (29,031)   $    18,206
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                                   5,268         (3,852)
    Increase in advances from the Federal Home Loan Bank                                  23,000          4,875
    Payments on notes payable                                                             (1,000)          (500)
    Proceeds from notes payable                                                                -          1,275
    Dividends on common stock                                                               (795)          (712)
    Dividends on preferred stock                                                            (194)          (194)
    Proceeds from exercise of stock options                                                   90            112
    Purchase of treasury stock                                                                 -         (1,274)
                                                                                    ------------    ------------
              Net cash provided by (used in) financing activities                         (2,662)        17,936
                                                                                    -------------   -----------

Net decrease in cash and cash equivalents                                                 (6,310)        (5,085)

Cash and cash equivalents
    Beginning of period                                                                   33,021         27,230
                                                                                    ------------    -----------

    End of period                                                                   $     26,711    $    22,145
                                                                                    ============    ===========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The annualized results of operations during the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

Note 2.  Earnings Per Share

Basic earnings per share for the three months and nine months ended September 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                           Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    --------------   -------------   -------------   --------------
Net income available to common shareholders         $        1,404   $       1,185   $       4,394   $        3,141
Weighted average common shares outstanding                   3,977           3,962           3,973            3,985
                                                    --------------   -------------   -------------   --------------

    Basic Earnings Per Common Share                 $         0.35   $        0.30   $        1.11   $         0.79
                                                    ==============   =============   =============   ==============


Diluted Earnings Per Common Share                         Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    --------------   -------------   -------------   --------------
Weighted average common shares outstanding                   3,977           3,962           3,973            3,985
Add: dilutive effect of assumed
    exercised stock options                                     42              22              33               29
                                                    --------------   -------------   -------------   --------------

Weighted average common and dilutive
    Potential shares outstanding                             4,019           3,984           4,006            4,014
                                                    ==============   =============   =============   ==============

    Diluted Earnings Per Common Share               $         0.35   $        0.30   $        1.10   $         0.78
                                                    ==============   =============   =============   ==============

There were approximately 100,850 options outstanding at September 30, 2001 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities

The Company's securities portfolio, which represented 27.6% of the Company's third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The following table describes the amortized cost and fair value of securities available-for-sale at September 30, 2001 and December 31, 2000:

                                                                           September 30, 2001
                                                    ---------------------------------------------------------------
                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                    --------------   -------------   -------------   --------------
U.S. treasury                                       $        6,499   $          36   $          (2)  $        6,533
U.S. government agencies                                    46,457           1,026              (2)          47,481
U.S. government mortgage-backed securities                  74,504             889             (99)          75,294
States and political subdivisions                           38,224           1,330             (17)          39,537
Collateralized mortgage obligations                         23,084             595               -           23,679
Other                                                        5,960               -               -            5,960
                                                    --------------   -------------   -------------   --------------

                                                    $      194,728   $       3,876   $        (120)  $      198,484
                                                    ==============   =============   =============   ==============

                                                                            December 31, 2000
                                                    ---------------------------------------------------------------
                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                    --------------   -------------   -------------   --------------
U.S. treasury                                       $        4,261   $           1   $          (7)  $        4,255
U.S. government agencies                                    70,967             313            (344)          70,936
U.S. government mortgage-backed securities                  34,626              79            (200)          34,505
States and political subdivisions                           42,771             734             (92)          43,413
Collateralized mortgage obligations                         32,681             204            (588)          32,297
Other                                                        4,313               -               -            4,313
                                                    --------------   -------------   -------------   --------------

                                                    $      189,619   $       1,331   $      (1,231)  $      189,719
                                                    ==============   =============   =============   ==============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

The Company offers a broad range of products designed to meet the credit needs of its borrowers. The following table describes the composition of loans by major categories outstanding at September 30, 2001 and December 31, 2000:

                                                             September 30, 2001            December 31, 2000
                                                          -------------------------   --------------------------
                                                                $            %              $             %
                                                          -----------   -----------   -----------   ------------
Commercial                                                $   107,097         21.13%  $   117,534          23.27%
Agricultural                                                   41,250          8.14        38,479           7.62
Real estate:
    Commercial mortgages                                      144,078         28.43       134,942          26.72
    Construction                                               24,466          4.83        19,322           3.83
    Agricultural                                               38,528          7.60        39,658           7.85
    1-4 family mortgages                                       95,555         18.86        99,237          19.65
Installment                                                    53,292         10.52        53,276          10.55
Other                                                           2,491          0.49         2,646           0.51
                                                          -----------   -----------   -----------   ------------
Total loans                                                   506,757        100.00%      505,094         100.00%
                                                                        ===========                 ============
Allowance for loan losses                                      (4,700)                     (6,414)
                                                          -----------                 -----------

    Loans, net                                            $   502,057                 $   498,680
                                                          ===========                 ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

Transactions in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000 are summarized below:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    --------------   -------------   -------------   --------------
Beginning balance                                   $        5,700   $       4,030   $       6,414   $        3,691

Charge-offs:
    Commercial                                               1,137              95           2,242              863
    Real estate mortgages                                      358               -             588               65
    Installment and other loans                                143              57             317              206
                                                    --------------   -------------   -------------   --------------
       Total charge-offs                                     1,638             152           3,147            1,134
                                                    --------------   -------------   -------------   --------------

Recoveries:
    Commercial                                                  31               5             118               35
    Real estate mortgages                                        -               -               -                3
    Installment and other loans                                 11              17              44               59
                                                    --------------   -------------   -------------   --------------
       Total recoveries                                         42              22             162               97
                                                    --------------   -------------   -------------   --------------

Net charge-offs                                              1,596             130           2,985            1,037
                                                    --------------   -------------   -------------   --------------
Provision for loan losses                                      596             753           1,271            1,999
                                                    --------------   -------------   -------------   --------------

Ending balance                                      $        4,700   $       4,653   $       4,700   $        4,653
                                                    ==============   =============   =============   ==============

Period end total loans, net of
  unearned interest                                 $      506,757   $     496,386   $     506,757   $      496,386
                                                    ==============   =============   =============   ==============

Average loans                                       $      504,580   $     488,265   $     504,296   $      481,166
                                                    ==============   =============   =============   ==============

Ratio of net charge-offs to
    average loans                                             0.32%           0.03%           0.59%            0.22%
Ratio of provision for loan losses
    to average loans                                          0.12            0.15            0.25             0.42
Ratio of allowance for loan losses
    to ending total loans                                     0.93            0.94            0.93             0.94
Ratio of allowance for loan losses
    to total nonperforming loans                             41.49           92.50           41.49            92.50
Ratio of allowance at end of period
    to average loans                                          0.93            0.95            0.93             0.97

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported for internal performance assessment is summarized below:

                                                             Nine Months Ended
                                               ----------------------------------------------
                                                            September 30, 2001
                                               ----------------------------------------------
                                                 Banking           Other        Consolidated
                                                 Segment         Segments          Totals
                                                 -------         --------          ------
     Net interest income (loss)                $     18,545    $       (463)    $     18,082
     Other revenue                                    6,043           2,832            8,875
     Other expense                                   13,298           4,126           17,424
     Segment profit (loss)                            8,833          (2,284)           6,549
     Noncash items
         Depreciation                                   591             407              998
         Provision for loan loss                      1,271               -            1,271
         Goodwill and other intangibles                 596             119              715
     Segment assets                                 757,052           5,517          762,569

                                                             Nine Months Ended
                                               ----------------------------------------------
                                                            September 30, 2000
                                               ----------------------------------------------
                                                 Banking           Other        Consolidated
                                                 Segment         Segments          Totals
                                                 -------         --------          ------
     Net interest income (loss)                $     18,179    $       (275)    $     17,904
     Other revenue                                    5,144           3,190            8,334
     Other expense                                   12,911           4,237           17,148
     Segment profit (loss)                            7,082          (2,203)           4,879
     Noncash items
         Depreciation                                   689             476            1,165
         Provision for loan loss                      1,999               -            1,999
         Goodwill and other intangibles                 914             133            1,047
     Segment assets                                 721,606           5,258          726,864

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition during the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Annualized results of operations during the three month and nine months period ended September 30, 2001 are not necessarily indicative of results to be expected for the full year of 2001.

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

In October of 2001, the Company completed the integration of two of its subsidiaries, UnionTrust Corporation and UnionFinancial Services, Inc. The consolidated company was renamed UnionFinancial Services & Trust Company. This initiative was completed in order to maximize growth and revenue opportunities partially by eliminating confusion in the marketplace, provide a better deployment of capital, and realize economies of scale. Also during October, UnionData Corp, Inc. was merged into the Holding Company in order to provide a flatter more efficient organizational structure.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Results of Operations

Net Income. Net income equaled $1,468 or $0.35 per fully diluted share for the three months ended September 30, 2001. This compares favorably with net income of $1,249 or $0.30 per fully diluted share for the same period in 2000 and represents increases of 16.7% in per share earnings and 17.5% in net income.

The quarter over quarter earnings growth was driven by the continued strong performance of mortgage banking revenue, increased profitability in net interest income, gains on the sale of securities, and a decrease in the provision for loan losses. These improvements were offset by an increase in noninterest expense incurred to support the growing levels of business activities and continued investments in the Company.

For the nine months ended September 30, 2001, net income equaled $4,588 or $1.10 per fully diluted share compared with net income of $3,335 or $0.78 per fully diluted share earned in the same period in 2000. This represents increases of 41.0% in per share earnings and 37.6% in net income.

As previously reported, the 2000 earnings included one-time severance expenses associated with the resignation of the Company's former chief executive officer. Excluding the effect of these expenditures from 2000 (approximately $290, net of taxes), the Company's nine months earnings would have equaled $3,625 or $0.85 per fully diluted share.

Return on average assets was 0.77% for the third quarter of 2001 compared to the 0.68% for the same period in 2000. Return on average assets was 0.81% for the nine months ended September 30, 2001, compared to 0.63% for the same period in 2000.

Return on average stockholders' equity was 9.07% for the third quarter of 2001 compared to 8.65% for the same period in 2000. Return on average stockholders' equity was 9.79% for the nine months ended September 30, 2001, compared to 7.92% for the same period in 2000. Return on average tangible equity capital equaled 12.09% for the nine months ended September 30, 2001, compared to 11.29% for the same period in 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Cash Earnings. In addition to the traditional measurement of net income, the Company also calculates cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Management believes the reporting of cash earnings along with GAAP earnings provides further insight into the Company's operating performance. Cash earnings per diluted common share, cash return on average assets, and cash return on average equity capital are detailed as follows:

                                                              For the Three Months Ended September 30, 2001
                                                    ---------------------------------------------------------------
                                                       Reported                                           Cash
                                                       Earnings        Goodwill           Other         Earnings
                                                    --------------   -------------   -------------   --------------
Income before income taxes                          $        2,084   $          99   $         132   $        2,315
Income taxes                                                   616               -              52              668
                                                    --------------   -------------   -------------   --------------
Net income                                                   1,468              99              80            1,647
Preferred stock dividends                                       64               -               -               64
                                                    --------------   -------------   -------------   --------------

Net income for common stockholders                  $        1,404   $          99   $          80   $        1,583
                                                    ==============   =============   =============   ==============

Diluted earnings per common share                   $         0.35   $        0.02   $        0.02   $         0.39
                                                    ==============   =============   =============   ==============

Return on average assets                                      0.77%                                            0.86%

Return on average equity                                      9.07%                                           10.17%

                                                              For the Nine Months Ended September 30, 2001
                                                    ---------------------------------------------------------------
                                                       Reported                                           Cash
                                                       Earnings        Goodwill           Other         Earnings
                                                    --------------   -------------   -------------   --------------
Income before income taxes                          $        6,549   $         298   $         417   $        7,264
Income taxes                                                 1,961               -             162            2,123
                                                    --------------   -------------   -------------   --------------
Net income                                                   4,588             298             255            5,141
Preferred stock dividends                                      194               -               -              194
                                                    --------------   -------------   -------------   --------------

Net income for common stockholders                  $        4,394   $         298   $         255   $        4,947
                                                    ==============   =============   =============   ==============

Diluted earnings per common share                   $         1.10   $        0.07   $        0.06   $         1.23
                                                    ==============   =============   =============   ==============

Return on average assets                                      0.81%                                            0.91%

Return on average equity                                      9.79%                                           10.97%

Net Interest Income. Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, on those assets and liabilities. The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Net interest margin measures how efficiently the Company uses its earning assets and underlying capital.

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

Net interest income was $6,448 for the third quarter ended September 30, 2001, compared with $6,151 earned during the same period in 2000. This represented an improvement of $297 and was primarily attributable to a $26,421 increase in the volume of average earning assets. Also contributing to the increase, was a decrease in the cost of funds due to sustained interest rate cuts by the Federal Reserve partially offset by decreases in rates earned on loans due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth, and the cost of carrying a higher level of nonperforming loans.

The quarter over quarter increase in net interest income resulted from lower interest income of $624 offset by a $921 decrease in interest expense. Further breaking down the change, approximately 83% was related to an increase in volume and 17% was related to a decrease in rate. The change in interest income resulted from a $521 increase associated with volume offset by a $1,145 decrease associated with rate. The majority of the change in interest income was related to decreases of 61 basis points in yields earned on loans and 63 basis points in yields earned on total securities. The change in interest expense resulted from a $275 increase associated with volume offset by a $1,196 decrease associated with rate. The majority of the change was associated with a decrease of 69 basis points in the rates paid on total time deposits.

During the third quarter of 2001, the net interest margin on a tax equivalent basis increased 2 basis points to 3.63% compared to 3.61% earned during the same period in 2000. The Company's net interest margin was positively impacted by repricing liabilities at lower levels partially offset by narrower loan spreads due to competitive pressures and the cost of carrying a higher level of nonperforming assets. Specifically, yields on interest-earning assets for the third quarter of 2001 decreased 66 basis points to 7.61% as compared to the prior year's quarter of 8.27%. In contrast, rates paid on interest-bearing liabilities for the third quarter of 2001 decreased 77 basis points to 4.54% as compared to the prior year's quarter of 5.31%.

Net interest income for the nine months ended September 30, 2001 totaled $18,937, representing a increase of $166 or 0.9% over the $18,771 earned during the same period in 2000. The increase in net interest income was attributable to higher interest income of $1,248 offset by a higher interest expense of $1,082. The net interest margin for the first nine months of 2001 decreased to 3.60% compared to 3.78% for the same period in 2000.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                                  For the Three Months Ended September 30,
                                                     ----------------------------------------------------------------------
                                                                  2001                                  2000
                                                     --------------------------------      --------------------------------
                                                                  Interest                              Interest
                                                     Average      Income/     Average      Average      Income/    Average
                                                     Balance      Expense      Rate        Balance      Expense      Rate
                                                     --------     --------    -------      --------     --------    -------
ASSETS

Interest-earning assets
   Interest-earning deposits                         $  1,101     $      9       3.24%     $  2,400     $     37       6.12%
   Securities (1)
     Taxable                                          153,163        2,057       5.33       139,035        2,136       6.10
     Non-taxable (2)                                   40,558          760       7.43        41,768          779       7.40
                                                     --------     --------    -------      --------     --------    -------
       Total securities (tax equivalent)              193,721        2,817       5.77       180,803        2,915       6.40
                                                     --------     --------    -------      --------     --------    -------
     Federal funds sold                                 5,144           39       3.01         6,657          126       7.51
                                                     --------     --------    -------      --------     --------    -------
     Loans (3)(4)
       Commercial                                     149,492        2,974       7.89       143,834        3,362       9.27
       Real estate                                    298,387        6,260       8.32       290,228        6,387       8.73
       Installment and other                           56,701        1,419       9.93        54,203        1,315       9.63
                                                     --------     --------    -------      --------     --------    -------
         Net loans (tax equivalent)                   504,580       10,653       8.38       488,265       11,064       8.99
                                                     --------     --------    -------      --------     --------    -------

           Total interest-earning assets              704,546       13,518       7.61       678,125       14,142       8.27
                                                     --------     --------    -------      --------     --------    -------
Noninterest-earning assets
   Cash and cash equivalents                           20,996                                24,053
   Premises and equipment, net                         11,858                                12,505
   Other assets                                        21,148                                15,523
                                                     --------                              --------
     Total nonearning assets                           54,002                                52,081
                                                     --------                              --------
       Total assets                                  $758,548                              $730,206
                                                     ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                      $ 48,847     $    214       1.74%     $ 57,083     $    348       2.42%
   Money market accounts                               54,682          377       2.74        41,658          427       4.07
   Savings deposits                                    47,854          252       2.09        47,075          305       2.57
   Time deposits                                      397,364        5,308       5.30       398,484        6,013       5.99
   Federal funds purchased and
     repurchase agreements                              3,302           22       2.64         2,616           42       6.37
   Advances from FHLB                                  55,625          748       5.34        39,572          636       6.38
   Notes payable                                        9,640          149       6.13        10,496          220       8.32
                                                     --------     --------    -------      --------     --------    -------
     Total interest-bearing liabilities               617,314        7,070       4.54       576,984        7,991       5.31
                                                     --------     --------    -------      --------     --------    -------
Noninterest-bearing liabilities
   Noninterest-bearing deposits                        68,080                                68,060
   Other liabilities                                    8,925                                 7,698
                                                     --------                              --------
     Total noninterest-bearing liabilities             77,005                                75,758
                                                     --------                              --------
   Stockholders' equity                                64,229                                57,464
                                                     --------                              --------
   Total liabilities and stockholders' equity        $758,548                              $730,206
                                                     ========                              ========
   Net interest income (tax equivalent)                           $  6,448                              $  6,151
                                                                  ========                              ========
   Net interest income (tax equivalent) to
     total earning assets                                                        3.63%                                 3.61%
                                                                              =======                               =======
   Interest-bearing liabilities to earning assets       87.62%                                88.03%
                                                     ========                              ========

                                                               Change Due To:
                                                     ----------------------------------
                                                      Volume        Rate          Net
                                                     --------     --------     --------
ASSETS

Interest-earning assets
   Interest-earning deposits                         $    (15)    $    (13)    $    (28)
   Securities (1)
     Taxable                                              205         (284)         (79)
     Non-taxable (2)                                       (5)         (14)         (19)
                                                     --------     --------     --------
       Total  securities (tax equivalent)                 200         (298)         (98)
                                                     --------     --------     --------
     Federal funds sold                                   (24)         (63)         (87)
                                                     --------     --------     --------
     Loans (3)(4)
       Commercial                                         128         (516)        (388)
       Real estate                                        177         (304)        (127)
       Installment and other                               55           49          104
                                                     --------     --------     --------
         Net loans (tax equivalent)                       360         (771)        (411)
                                                     --------     --------     --------

           Total interest-earning assets                  521       (1,145)        (624)
                                                     --------     --------     --------
Noninterest-earning assets
   Cash and cash equivalents
   Premises and equipment, net
   Other assets

     Total nonearning assets

       Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                      $    (45)    $    (89)    $   (134)
   Money market accounts                                  112         (162)         (50)
   Savings deposits                                         5          (58)         (53)
   Time deposits                                          (17)        (688)        (705)
   Federal funds purchased and
     repurchase agreements                                  9          (29)         (20)
   Advances from FHLB                                     228         (116)         112
   Notes payable                                          (17)         (54)         (71)
                                                     --------     --------     --------
     Total interest-bearing liabilities                   275       (1,196)        (921)
                                                     --------     --------     --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits
   Other liabilities

     Total noninterest-bearing liabilities

   Stockholders' equity

   Total liabilities and stockholders' equity

   Net interest income (tax equivalent)              $    246     $     51     $    297
                                                     ========     ========     ========
   Net interest income (tax equivalent) to
     total earning assets

   Interest-bearing liabilities to earning assets

----------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                                  For the Nine Months Ended September 30,
                                                     ------------------------------------------------------------------------
                                                                  2001                                   2000
                                                     ---------------------------------      ---------------------------------
                                                                  Interest                               Interest
                                                     Average      Income/     Average       Average      Income/     Average
                                                     Balance      Expense       Rate        Balance      Expense       Rate
                                                     --------     --------    --------      --------     --------    --------
ASSETS

Interest-earning assets
   Interest-earning deposits                         $  1,222     $     46        5.03%     $  2,023     $     91        5.99%
   Securities (1)
     Taxable                                          153,710        6,710        5.84       136,758        6,311        6.15
     Non-taxable (2)                                   40,678        2,289        7.52        41,154        2,302        7.45
                                                     --------     --------    --------      --------     --------    --------
       Total securities (tax equivalent)              194,388        8,999        6.19       177,912        8,613        6.45
                                                     --------     --------    --------      --------     --------    --------
     Federal funds sold                                 4,362          137        4.20         2,720          148        7.25
                                                     --------     --------    --------      --------     --------    --------
     Loans (3)(4)
       Commercial                                     149,032        9,613        8.62       142,892        9,777        9.11
       Real estate                                    298,696       19,137        8.57       287,399       18,570        8.61
       Installment and other                           56,568        4,254       10.05        50,875        3,739        9.79
                                                     --------     --------    --------      --------     --------    --------
         Net loans (tax equivalent)                   504,296       33,004        8.75       481,166       32,086        8.88
                                                     --------     --------    --------      --------     --------    --------
           Total interest-earning assets              704,268       42,186        8.01       663,821       40,938        8.22
                                                     --------     --------    --------      --------     --------    --------
Noninterest-earning assets
   Cash and cash equivalents                           19,876                                 21,765
   Premises and equipment, net                         11,834                                 12,884
   Other assets                                        20,662                                 14,337
                                                     --------                               --------
     Total nonearning assets                           52,372                                 48,986
                                                     --------                               --------
       Total assets                                  $756,640                               $712,807
                                                     ========                               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                      $ 44,514     $    676        2.03%     $ 53,460     $    965        2.36%
   Money market accounts                               52,051        1,202        3.09        38,357        1,143        3.97
   Savings deposits                                    46,195          769        2.23        49,558          950        2.55
   Time deposits                                      409,906       17,749        5.79       388,877       16,587        5.68
   Federal funds purchased and
     repurchase agreements                              2,170           56        3.45         4,747          221        6.20
   Advances from FHLB                                  53,375        2,297        5.75        36,357        1,680        6.16
   Notes payable                                        9,862          500        6.78        10,443          621        7.92
                                                     --------     --------    --------      --------     --------    --------
     Total interest-bearing liabilities               618,073       23,249        5.03       582,799       22,167        5.07
                                                     --------     --------    --------      --------     --------    --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits                        67,073                                 66,447
   Other liabilities                                    8,843                                  7,320
                                                     --------                               --------
     Total noninterest-bearing liabilities 75,916                                             73,767
                                                                                            --------
   Stockholders' equity                                62,651                                 56,241
                                                     --------                               --------
   Total liabilities and stockholders' equity        $756,640                               $712,807
                                                     ========                               ========
   Net interest income (tax equivalent)                           $ 18,937                               $ 18,771
                                                                  ========                               ========
   Net interest income (tax equivalent) to
     total earning assets                                                         3.60%                                  3.78%
                                                                              ========                               ========
   Interest-bearing liabilities to earning assets       87.76%                                 87.79%
                                                     ========                               ========

                                                               Change Due To:
                                                     ----------------------------------
                                                      Volume        Rate          Net
                                                     --------     --------     --------
ASSETS

Interest-earning assets
   Interest-earning deposits                         $    (32)    $    (13)    $    (45)
   Securities (1)
     Taxable                                              750         (351)         399
     Non-taxable (2)                                       21          (34)         (13)
                                                     --------     --------     --------
       Total securities (tax equivalent)                  771         (385)         386
                                                     --------     --------     --------
     Federal funds sold                                    67          (78)         (11)
                                                     --------     --------     --------
     Loans (3)(4)
       Commercial                                         413         (577)        (164)
       Real estate                                        720         (153)         567
       Installment and other                              429           86          515
                                                     --------     --------     --------
         Net loans (tax equivalent)                     1,533         (615)         918
                                                     --------     --------     --------
           Total interest-earning assets                2,339       (1,091)       1,248
                                                     --------     --------     --------
Noninterest-earning assets
   Cash and cash equivalents
   Premises and equipment, net
   Other assets

     Total nonearning assets

       Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                      $   (162)    $   (127)    $   (289)
   Money market accounts                                  350         (291)          59
   Savings deposits                                       (62)        (119)        (181)
   Time deposits                                          899          263        1,162
   Federal funds purchased and
     repurchase agreements                                (91)         (74)        (165)
   Advances from FHLB                                     741         (124)         617
   Notes payable                                          (33)         (88)        (121)
                                                     --------     --------     --------
     Total interest-bearing liabilities                 1,642         (560)       1,082
                                                     --------     --------     --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits
   Other liabilities

     Total noninterest-bearing liabilities 75,916

   Stockholders' equity

   Total liabilities and stockholders' equity

   Net interest income (tax equivalent)              $    697     $   (531)    $    166
                                                     ========     ========     ========
   Net interest income (tax equivalent) to
     total earning assets

   Interest-bearing liabilities to earning assets

----------------------------------

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

Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001, especially in light of the events of September 11, 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The provision for loan losses charged to operating expense for the third quarter of 2001 totaled $596 compared with $753 in 2000. Net charge-offs for the third quarter of 2001 were $1,596 compared with $130 in 2000. The increase in net charge-offs was largely the result of several credits which were early on identified as requiring the status of watch list and specific allocation. Subsequently, these credits deteriorated and management identified the credits as non-bankable assets, which were charged off.

For the nine month period ended September 30, 2001, the provision for loan losses charged to operating expense equaled $1,271 compared to $1,999 for the same period in 2000. Net charge-offs for the nine month period were $2,985 compared with $1,037 in 2000. The increase in net charge-offs was largely the result of the same items discussed above regarding the third quarter.

Noninterest Income. The following table summarizes the Company's noninterest income:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            ------------------------------   ------------------------------
                                                 2001            2000             2001            2000
                                            --------------   -------------   -------------   --------------
    Service charges                         $          719   $         713   $       2,057   $        2,022
    Merchant fee income                                301             314             857              885
    Trust income                                       159             183             501              559
    Mortgage banking income                            494             320           1,436              983
    Insurance commissions and fees                     582             652           1,885            2,230
    Securities gains, net                              264               -             555                2
    Other income                                       526             833           1,584            1,653
                                            --------------   -------------   -------------   --------------
                                            $        3,045   $       3,015   $       8,875   $        8,334
                                            ==============   =============   =============   ==============

Noninterest income consists of a wide variety of fee generating services viewed as traditional banking services as well as nontraditional revenues earned by its insurance/brokerage, trust, and data processing business segments. Noninterest income totaled $3,045 for the three months ended September 30, 2001 compared to $3,015 for the same time frame in 2000.

Two factors impacted the quarter over quarter change. First, as interest rates declined during the first nine months of 2001, the market value of some securities increased, and the Company took the opportunity to liquidate those securities and either replace them with similar securities or fund loan growth. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates,

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

liquidity needs or significant prepayment risk. The second factor was, during the third quarter of 2000, the Company completed the sale of its UnionBank/West Camp Point branch.

Exclusive of $264 in net securities gain and $438 gain on sale of assets related to the Camp Point branch, which is included in other income, core noninterest income shows a quarter over quarter increase of $204 or 7.9%. As a percentage of total income (net interest income plus noninterest income), core noninterest income, exclusive of securities gains and gain on sale of the Camp Point branch, increased to 31.1% versus 30.6% for the third quarter of 2000.

The majority of the $204 core increase was largely related to a $174 improvement in mortgage banking income. The Company's mortgage loan production has more than doubled to $112,905 during 2001 compared to last year as declining interest rates resulted in increases in the rate of mortgage refinancing and residential real estate activity in general. Also contributing to the improvement were marginal increases in fees associated with overdraft and nsf fees and prestige card transaction fees. These improvements were offset by lower than anticipated brokerage and trust fees due to the weakening stock market and lower transaction based fee revenue.

Noninterest income totaled $8,875 for the nine months ended September 30, 2001, compared to $8,334 for the same time frame in 2000. Exclusive of net securities gains and gain on sale of assets related to the Camp Point branch, core noninterest income increased by $426 or 5.4%. As a percentage of total income, noninterest income increased to 31.5% versus 30.6% for the nine months of 2000. The increase was largely reflective of the same items discussed regarding the third quarter.

Noninterest Expense. The following table summarizes the Company's noninterest expense:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            ------------------------------   ------------------------------
                                                 2001            2000             2001            2000
                                            --------------   -------------   -------------   --------------
    Salaries and employee benefits          $        3,514   $       3,046   $      10,185   $       10,222
    Occupancy expense, net                             421             458           1,330            1,293
    Furniture and equipment expense                    402             432           1,188            1,349
    Supplies and printing                              155             119             471              411
    Telephone                                          197             184             576              564
    Amortization of intangible assets                  231             497             715            1,047
    Other expenses                                   1,611           1,466           4,672            4,474
                                            --------------   -------------   -------------   --------------
                                            $        6,531   $       6,202   $      19,137   $       19,360
                                            ==============   =============   =============   ==============

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, totaled $6,531 for the three months ended September 30, 2001, as compared to $6,202 for the same timeframe in 2000. As previously mentioned, during the third quarter of 2000, the Company completed the sale of its UnionBank/West Camp Point branch. As part of the consummation of this transaction, the Company incurred an approximate $232 increase in the amortization of intangibles. Exclusive of the accelerated amortization of intangibles from the third quarter of 2000, core noninterest expense increased $561 or 9.4%.

A majority of the core change in expense for the quarter was reflective of the salaries and employee benefits which increased $468 or 15.4% over the same timeframe in 2000. This was due to regular merit increases, basic incentive compensation primarily related to increased real estate production, new

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

additions incurred to support the growing levels of business activities, and an increase in the Company's contributions to employee ESOP benefits. Other expenses increased partially due to the volume of real estate appraisals, postage due to the adoption of Regulation P, and legal fees related to nonperforming loans. Occupancy expense, supplies and printing, and telephone remained relatively stable with only slight quarter over quarter changes.

Noninterest expense totaled $19,137 for the nine months ended September 30, 2001, decreasing by $223 or 1.2% from the same period in 2000. During the first quarter of 2000, the Company incurred a nonrecurring pre-tax charge of $474 for the severance expense associated with the resignation of the organization's former chief executive officer. Excluding the effect of these expenditures and the accelerated amortization related to the sale of the Camp Point branch, core noninterest expense on a quarter-over-quarter basis increased 2.6% or $483. The increase was largely reflective of the same items discussed regarding the third quarter.

Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and nine months ended September 30, 2001 and 2000.

                                        Three Months Ended                Nine Months Ended
                                           September 30,                    September 30,
                                  ------------------------------   ------------------------------
                                       2001            2000             2001            2000
                                  --------------   -------------   -------------   --------------
Income before income taxes        $        2,084   $       1,917   $       6,549   $        4,879
Applicable income taxes                      616             668           1,961            1,544
Effective tax rates                         29.6%           34.9%           29.9%            31.7%

Tax expense for the quarterly periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. The Company recorded income tax expense of $616 and $668 for the quarters ended September 30, 2001 and 2000, respectively. Effective tax rates equaled 29.6% and 34.9% respectively, for such periods. The Company recorded income tax expense of $1,961 and $1,544 for the nine months ended September 30, 2001 and 2000, respectively. Effective tax rates equaled 29.9% and 31.7% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal taxes. In addition the Company has reduced Illinois state tax through various tax planning initiatives.

Preferred Stock Dividends. The Company paid $64 of preferred stock dividends for the quarters ended September 30, 2001 and 2000. The Company paid $194 of preferred stock dividends for the nine months ended September 30, 2001 and 2000.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2001 and December 31, 2000.

                                          September 30, 2001
                       --------------------------------------------------------
                                          Net Interest Income
                       --------------------------------------------------------
                          Amount                Change               Change
                          ------                ------               ------
                                        (Dollars in Thousands)
         +200 bp       $    25,165           $      (279)             (1.10)%
         +100 bp            25,234                  (210)             (0.83)
            Base            25,444                     -                   -
         -100 bp            25,329                  (115)             (0.45)
         -200 bp            24,320                (1,124)             (4.42)

Based upon the Company's model at September 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.10% or approximately $279. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 4.42% or approximately $1,124. This analysis shows income decreases in either a rising or falling rate environment. This is due to the optionality or negative convexity of assets which results in an asset rate sensitivity with declining rates and a liability rate sensitivity in a rising rate environment. With declining rates, callable agencies will be called more quickly while mortgages will prepay at a more rapid pace requiring greater reinvestment at lower yields. In a rising rate environment, agencies are less likely to be called, prepayments on mortgages slow, and the moderate net liability rate sensitivity otherwise inherent in the balance sheet results in more liabilities than assets being repriced to the new higher level of rates.

                                           December 31, 2000
                       --------------------------------------------------------
                                          Net Interest Income
                       --------------------------------------------------------
                          Amount                Change               Change
                          ------                ------               ------
                                        (Dollars in Thousands)
         +200 bp       $    24,188           $    (1,485)             (5.78)%
         +100 bp            24,783                  (890)             (3.47)
            Base            25,673                     -                   -
         -100 bp            26,338                   665               2.59
         -200 bp            26,227                   554               2.16

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

Financial Condition

General. As of September 30, 2001, the Company had total assets of $762,569, gross loans of $506,757, total deposits of $606,972, and total stockholders' equity of $65,021. Total assets increased by $3,836 or 0.5% from year-end 2000. Total gross loans increased by $1,663 or 0.3% from year-end 2000 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. Total deposits decreased by $29,031 or 4.5% from year-end 2000 and was attributable to management's strategic plan to reduce the amount of state and local, and some other non-core high-cost certificates of deposits.

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

Despite a diversified loan portfolio, the Company experienced credit quality deterioration and saw a rise in the level of nonperforming loans during the first nine months of the year. A weakening economy, among other factors, resulted in the level of nonperforming assets increasing to $11,863 versus the $8,346 that existed as of December 31, 2000. The level of nonperforming assets to total end of period assets was 1.56% at September 30, 2001, as compared to 1.10% at December 31, 2000.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                     2001                            2000
                                                       -----------------------------------  -----------------------
                                                         Sep 30,     Jun 30,      Mar 31,     Dec 31,      Sep 30,
                                                       ----------  ----------   ----------  ----------   ----------
Nonaccrual and impaired loans not
  accruing                                             $    8,753  $    8,237   $    8,448  $    5,777   $    2,591
Impaired and other loans 90 days past
 due and still accruing interest                            2,576       2,683        1,134       2,102        2,439
                                                       ----------  ----------   ----------  ----------   ----------
     Total nonperforming loans                             11,329      10,920        9,582       7,879        5,030
Other real estate owned                                       534         598          562         467          595
                                                       ----------  ----------   ----------  ----------   ----------

     Total nonperforming assets                        $   11,863  $   11,518   $   10,144  $    8,346   $    5,625
                                                       ==========  ==========   ==========  ==========   ==========

Nonperforming loans to total end of period loans             2.24%       2.18%        1.91%       1.56%        1.01%
Nonperforming assets to total end of period loans            2.34        2.30         2.02        1.65         1.13
Nonperforming assets to total end of period assets           1.56        1.55         1.35        1.10         0.77

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

Allowance for Loan Losses. At September 30, 2001, the allowance for loan losses totaled $4,700 and decreased to 0.93% of total loans outstanding as compared to $4,653 or 0.94% at September 30, 2000 and $6,400 or 1.27% at December 31, 2000.

In 2000, the allowance for loan losses was influenced by a single nonperforming commercial credit, which resulted in the Company increasing the allowance by $2,900 during the fourth quarter of 2000. As of September 30, 2001, there has been no significant change in the status of this credit. Interest has been paid as agreed but there has been no principal reductions on this credit and the collateral shortfall remains. In addition to this credit, there were a number of other loans identified in the fourth quarter of 2000 that had deteriorating conditions. In reaching the decision to provide a larger provision during the

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

fourth quarter of 2000, management also considered several other factors, including an increase in nonperforming loans, general concerns over asset quality and an increase in charge-offs during 2000. During the first nine months of 2001, the Company has charged off a portion of these loans identified in the fourth quarter of 2000, which has caused the allowance for loan losses as a percentage of total loans to decrease to prior levels.

The allowance is based on ranges of estimates and is intended to be adequate but not excessive. Management believes that, given the current levels of nonperforming assets, the loan to value and debt service coverage of its loan portfolio, and the mix of commercial and residential assets in the portfolio, the allowance remains adequate for anticipated levels of losses at September 30, 2001.

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

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on loans by major category. The subjective portion is determined based on the past five years of loan history and the Company's evaluation of qualitative factors including economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing and investing activities, offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $6,310 from December 31, 2000 to September 30, 2001. This usage was primarily related to decreases in deposits and net increase in loans and securities.

During the first nine months of 2001, the Company experienced a net cash outflow of $9,626 from its investing activities primarily due to the growth in the loan portfolio and the purchase of securities and $2,662 net cash outflow in financing activities attributed to a decrease in the deposit base. Operating activities, on the other hand, provided net cash inflows of $5,978. Net income accounted for the majority of the net cash inflow from operating activities.

Capital Resources

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.38% and 11.40%, respectively, at September 30, 2001. The Company is currently, and expects to continue to be, in compliance with these guidelines.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The Board of Governors of the Federal Reserve System ("FRB") has announced a policy known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength for its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of the FRB's Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis.

The following table sets forth an analysis of the Company's capital ratios:

                                                                 December 31,                Minimum         Well
                                        September 30,    ----------------------------        Capital      Capitalized
                                            2001             2000            1999            Ratios         Ratios
                                        ------------     ------------    ------------        ------         ------
Tier 1 risk-based capital               $     56,163     $     51,835    $     50,115
Tier 2 risk-based capital                      5,531            7,245           4,548
Total capital                                 61,694           59,080          54,663
Risk-weighted assets                         541,194          537,549         494,953
Capital ratios
     Tier 1 risk-based capital                 10.38%            9.64%           10.13%       4.00%          6.00%
     Tier 2 risk-based capital                 11.40            10.99            11.04        8.00          10.00
     Leverage ratio                             7.43             6.90             7.20        4.00           5.00

As of September 30, 2001, the Tier 2 risk-based capital was comprised of $4,700 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

Impact of Inflation, Changing Prices, and Monetary Policies

The financial statements and related financial data concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

            Exhibit
            Number
         -------------

             10.1 Employment Agreement Between UnionBancorp, Inc. and Paul R. Tingley Dated August 22, 2001.

             10.2         UnionBancorp, Inc. 2000 Incentive Compensation Plan.


         Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2001.



                                 UNIONBANCORP, INC.

                                 By: /s/ Charles J. Grako
                                     ------------------------------------------
                                         Charles J. Grako
                                         President and Principal Executive
                                         Officer


                                 By: /s/ Kurt R. Stevenson
                                     ------------------------------------------
                                         Kurt R. Stevenson
                                         Vice President and Principal Financial
                                         and Accounting Officer