Form 10-K
period 2001-12-31
UNIONBANCORP INC
filed 2002-03-15
CIK 1019650

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission File Number: 0-28846

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2002, the Registrant had issued and outstanding 3,979,056 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002, was $25,759,354.*

* Based on the last reported price $14.40 of an actual transaction in the Registrant's Common Stock on March 1, 2002, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's 2001 Annual Report to Stockholders (the "2001 Annual Report") are incorporated by reference into Part II of this Form 10-K.

         Certain portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                                 Form 10-K Index

                                                                            Page
                                                                            ----
PART I

Item 1.     Description of Business........................................   1
            A.  The Company
            B.  Regulation and Supervision

Item 2.     Properties ....................................................  10
Item 3.     Legal Proceedings..............................................  11
Item 4.     Submission of Matters to a Vote of Security Holders............  11

PART II

Item 5.     Market for Registrant's Common Equity and
                Related Stockholder Matters................................  11
Item 6.     Selected Consolidated Financial Data...........................  12
Item 7.     Management's Discussion and Analysis of Results of Operations
                and Financial Condition....................................  13
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk......  36
Item 8.     Financial Statements and Supplementary Data....................  36
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................  70

PART III

Item 10.    Directors and Executive Officers of the Registrant.............  70
Item 11.    Executive Compensation.........................................  71
Item 12.    Security Ownership of Certain Beneficial Owners and
                Management.................................................  71
Item 13.    Certain Relationships and Related Transactions.................  71

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................  71

                                     PART I

Item 1.  Description of Business

General

         The Company, a Delaware corporation, is a regional financial services organization based in Ottawa, Illinois, encompassing four bank subsidiaries (the "Banks") and one non-bank subsidiary, UnionFinancial Services & Trust Company ("UnionFinancial"). Together, these entities serve customers in twenty-five bank locations and one non-bank location from the far Western suburbs of the Chicago metropolitan area across Central and Northern Illinois to the Mississippi River in Western Illinois, with banking, trust, insurance, investment and internet offerings. The Banks and UnionFinancial are collectively referred to as the "Subsidiaries."

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

         During 1996, the Company acquired all of the issued and outstanding capital stock of Prairie Bancorp, Inc. ("Prairie"), a multi-bank holding company with six bank subsidiaries located in the Illinois communities of Carthage, Hanover, Ladd, Manlius, Tampico and Tiskilwa, and also acquired Country Bancshares, Inc. ("Country"), a one-bank holding company with a bank subsidiary located in Macomb, Illinois.

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

         During 1998, the Company, through its wholly-owned subsidiary UnionFinancial Services, Inc., acquired the Mercier Insurance Agency, an insurance/brokerage firm. Also, during the first quarter of 1998, UnionData Corp, Inc., a wholly-owned electronic data processing subsidiary of the Company, acquired Sainet, an Internet Service Provider. Both of these endeavors were part of a transformation of the Company's internal structure, intended to create a means for sustained revenue and earnings growth. In addition, during 1998, the Company sold its 81.7% ownership of the outstanding stock of the Bank of Ladd, an Illinois state bank with its main office located in Ladd, Illinois.

         During the fourth quarter of 2001, the Company completed the integration between UnionFinancial Services, Inc. and UnionTrust Corporation. The newly formed UnionFinancial Services & Trust Company is headquartered in Peru, Illinois and offers a complete line of insurance, brokerage and trust services. Also during 2001, in order to create a flatter, more efficient organizational structure, UnionData Corp, Inc. collapsed its charter and was, subsequently, absorbed by the holding company. It is now known as the Information Technology division of UnionBancorp, Inc. Continuing its internet and cash management offerings, the department placed a renewed emphasis on improving the internal infrastructure of the organization, under the direction of a three-year technology plan.

Operations

         The Company's strategic plan contemplates an increase in profitability and stockholder value through an expansion of the Company's market area, a focus on asset quality, an enhanced sales and service environment and improved operational efficiencies, through the targeted use of technology. In the mid-1990's, the Company began implementing this plan by realigning its management structure through the redefinition of certain officers' duties and functions, hiring additional experienced senior executives and developing, among its employees, an aggressive retail culture. The acquisitions of Prairie and Country significantly increased the presence of the Company within the region's financial communities. Because of the reputations of the Company and its executive officers in the financial services industry, the Company believes that it will be an attractive alternative to future sellers of community banks and thrifts. The Company believes that it can successfully manage these community-based institutions to increase their profitability, by expanding cross-selling efforts and emphasizing those products and services offering the highest return on investment.

         The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community establishment. In each of the Company's twenty-six locations, customers have access to a wide range of products and services aimed at meeting the demands of a diverse market base. Committed to the concept of one stop financial shopping, customers can ascertain assistance on their banking, trust, insurance, investment and internet needs from the Company's experienced staff or enjoy the convenience of online services from the comfort of their own homes. With its continued growth and evolution, the Company also remains rooted in its strong presence in the communities it serves. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates this ongoing commitment. Management believes that, together, these qualities distinguish the Company from its competitors and will enable the Company to compete successfully in its market area against other regional and out-of-state institutions.

         Geographically, the Company serves the financial needs of contiguous counties located in north central Illinois through the Banks. In recent years, the Company has expanded its activities from north central Illinois into markets surrounding the Chicago metropolitan area, as well as into additional areas of Northern and Western Illinois.

         The Banks offer a wide range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The Banks make direct and indirect installment loans to consumers and commercial customers, originate and service residential mortgages and handle the secondary marketing of those mortgages. Agricultural loans also play a role in the Company's overall lending portfolio, although most of this lending activity is based in the north central portion of the Company's market area. The Banks also offer a full range of depository services including traditional savings, checking and money market accounts, credit and debit cards, as well as bill pay options, target those customers who seek the convenience of electronic services.

         UnionFinancial provides a variety of additional financial solutions, namely trust and asset management alternatives, a full line of personal and commercial insurance products and personalized investment options. The Company continues to devote special attention to these financial services areas, as the demands of customers steadily move towards non-traditional financial offerings.

Competition

         Spanning fifteen Illinois counties, the Company's market area is highly competitive with commercial banks, savings and loan associations and credit unions. In addition, financial institutions, based in surrounding communities and in Chicago, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

Employees

         At December 31, 2001, the Company employed 366 full-time equivalent employees. The Company places high priority on staff development, which involves extensive training on product offerings, customer service, management practices and leadership skills. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

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

The Company

         General. The Company, as the sole stockholder of UnionBank; Prairie, as the sole or controlling stockholder of UnionBank/Central and UnionBank/Northwest; and Country, as the sole stockholder of UnionBank/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

         As of December 31, 2001, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                 Risk-Based                  Leverage
                               Capital Ratio               Capital Ratio
                               -------------               -------------

         Company                   11.66%                      7.54%

         Prairie                   14.41%                      8.48%

         Country                   13.76%                      9.41%

         Dividends. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

         Further, the Illinois Business Corporation Act, as amended, prohibits an Illinois corporation, such as Prairie or Country, from paying a dividend if, after giving effect to the dividend: (i) the corporation would be insolvent; or

(ii) the net assets of the corporation would be less than zero; or (iii) the net assets of the corporation would be less than the maximum amount then payable to stockholders of the corporation who would have preferential distribution rights if the corporation were liquidated.

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

         Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification, of all insured institutions, is made by the FDIC for each semi-annual assessment period.

         During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2001, the FICO assessment rate for SAIF members ranged between approximately 0.0184% of deposits and approximately 0.0196% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0184% of deposits and approximately 0.0196% of deposits. During the year ended December 31, 2001, the Banks paid FICO assessments totaling $116,024.

         Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2001, the Banks paid supervisory assessments to the Commissioner totaling $108,486.

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

         During the year ended December 31, 2001, none of the Banks was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2001, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                 Risk-Based                  Leverage
                               Capital Ratio               Capital Ratio
                               -------------               -------------

         UnionBank                 12.40%                      8.48%

         UnionBank/ Central        13.78%                      8.10%

         UnionBank/ West           13.80%                      9.44%

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

limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2001, each of the Banks was well capitalized, as defined by Federal Reserve regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines and had approximately $8.3 million available to be paid as dividends to the Company by the Banks as of December 31, 2001. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines, which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Financial Services Subsidiary

         UnionBank is the sole stockholder of UnionFinancial Services & Trust Company ("UnionFinancial"), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). UnionFinancial is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the Federal Reserve with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered member banks.

         UnionFinancial's trust division conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires the trust division, to maintain, among other things, a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices or acquiring another trust company. The trust division is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations. The trust division is also subject to supervision and regulation by the Federal Reserve under the BHCA.

Item 2.  Properties

         At December 31, 2001, the Company operated twenty-five banking offices and one non-bank office in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned either by one of the Banks or by UnionFinancial and are not subject to any mortgage or material encumbrance, with the exception of three offices that are leased located in LaSalle and Bureau counties. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE                      MARKETS SERVED                     PROPERTY/TYPE LOCATION
---------                      --------------                     ----------------------
The Company                                                       Administrative Office:  Ottawa, IL

UnionBank                      DeKalb, Grundy, Kane,              Main Office: Streator, IL
                               Kendall, LaSalle, Livingston       Eleven banking offices located in
                               and Madison Counties               markets Counties served.

UnionBank/Central              Bureau, LaSalle, and               Main Office: Princeton, IL
                               Whiteside Counties                 Five banking offices located in markets
                                                                  served.

UnionBank/West                 Adams, Hancock,                    Main Office: Macomb, IL
                               McDonough, Pike and                Seven banking offices located in
                               Schuyler Counties                  markets served.

UnionBank/Northwest            Jo Daviess County                  Main Office: Hanover, IL
                                                                  Two banking offices located in markets
                                                                  served.

UnionFinancial Services        Adams, Bureau, Kendall,            Main Office: Peru, IL
& Trust Company                LaSalle and Schuyler Counties      Offices located in Mendota, Ottawa,
                                                                  Princeton, Quincy, Rushville,
                                                                  Sandwich and Streator IL.

         In addition to the banking locations listed above, the Banks own twenty-eight automated teller machines, some of which are housed within banking offices and some of which are independently located.

         At December 31, 2001, the properties and equipment of the Company had an aggregate net book value of approximately $12.5 million.

Item 3.  Legal Proceedings

         Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no items submitted to a vote of security holders in the fourth quarter of 2001.


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         The Company's Common Stock was held by approximately 586 stockholders of record as of March 1, 2002, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                   Stock Sales
                                -----------------
                                                                         Cash
                                                     High       Low    Dividends
                                                     -----     -----   ---------

2000
  First Quarter.................................     14.50     10.63     0.060
  Second Quarter................................     15.00      9.50     0.060
  Third Quarter.................................     11.25     10.00     0.060
  Fourth Quarter................................     11.50      9.94     0.060

2001
  First Quarter.................................     14.00     10.00     0.060
  Second Quarter................................     14.00     11.50     0.070
  Third Quarter.................................     15.50     13.10     0.070
  Fourth Quarter................................     14.50     13.50     0.070

         The holders of the Common Stock are entitled to receive dividends as declared by the Board of Directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the acquisition of Prairie in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

         The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Banks, as well as the general economic conditions and other relevant factors affecting the Company and the Banks. In 1996, the Company entered into a new loan agreement in connection with the acquisition of Prairie and Country, replacing the Company's prior loan agreement. The new loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

         Except in connection with stock dividends and stock splits, the Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended.

Item 6.  Selected Consolidated Financial Data

         Selected consolidated financial data for the five years ended December 31, 2001, consisting of data captioned "Selected Consolidated Financial Data" on page 14 of the Company's 2001 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The following discussion provides additional information regarding the operations and financial condition of UnionBancorp, Inc. (the "Company") for the three years ended December 31, 2001. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

         The Company derives most of its revenues and income from the operations of its banking subsidiaries (the "Banks"), but also derives revenue from its nonbank subsidiary, UnionFinancial Services & Trust Company (the "Nonbank"). The Banks provide a full range of commercial and consumer banking services to businesses and individuals, primarily in north central and west central Illinois, while the Nonbank affiliate provides insurance, brokerage, asset management and trust service to the same regions.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Results of Operations

         Net Income. Net income equaled $4,454 or $1.05 per fully diluted share for the year ended December 31, 2001 compared with net income of $2,903 or $0.66 per fully diluted share for the year ended December 31, 2000. This represents a 59.1% increase in per share earnings and a 53.4% increase in net income.

         This annual earnings growth was driven by several factors. These include the continued strong performance of the mortgage banking division which yielded a record period in both volume and revenue generation, increased net interest income largely related to the sustained interest rate cuts by the Federal Reserve, gains on the sale of securities, and a decrease in the provision for loan losses. These improvements were partially offset by an increase in noninterest expense, incurred to support the growing levels of business activities, and continued investments in the Company.

         Return on average assets was 0.59% for the period compared to the 0.40% for the same period in 2000. Return on average stockholders' equity was 7.04% for the period compared to 5.09% for the same period in 2000. Return on average tangible equity capital for the period equaled 8.99%.

         In addition to the traditional measurement of net income, the Company also calculates cash earnings, which exclude the after-tax effect of purchase accounting adjustments and the effect such adjustments had on profitability. Management believes the reporting of cash earnings provides further insight into the Company's operating performance. Cash earnings per diluted common share, cash return on average assets, and cash return on average equity capital are detailed as follows:

                                             For the Year Ended December 31, 2001
                                         --------------------------------------------
                                         Reported                              Cash
                                         Earnings    Goodwill     Other      Earnings
                                         --------    --------    --------    --------

Income before income taxes               $  5,991    $    350    $    595    $  6,936
Income taxes                                1,537          --         231       1,768
                                         --------    --------    --------    --------
Net income                                  4,454         350         364       5,168
Preferred stock dividends                     257          --          --         257
                                         --------    --------    --------    --------

Net income for common stockholders       $  4,197    $    350    $    364    $  4,911
                                         ========    ========    ========    ========

Diluted earnings per common share        $   1.05    $   0.08    $   0.09    $   1.22
                                         ========    ========    ========    ========

Return on average total assets               0.59%                               0.68%

Return on average stockholders' equity       7.04%                               8.17%

         Net income equaled $2,903 or $0.66 per fully diluted share for the year ended December 31, 2000 compared with net income of $5,507 or $1.27 per fully diluted share for the year ended December 31, 1999. This represents a 48.0% decrease in per share earnings and a 47.3% decrease in net income.

         The decrease in net income in 2000 versus 1999 was primarily the result of several factors including an increased provision for loan losses, significant compression in the net interest margin and specific strategic initiatives undertaken that had a net adverse effect on earnings. These strategic items included expenses incurred for executive severance packages, the elimination of executive corporate vehicles and other one time expenses. Also during the year, the Company sold the intellectual property rights for its InterNetStation

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

product and sold UnionBank/West's Camp Point branch, incurring a minimal after-tax gain. Exclusive of these items, core net income equaled $5,346 or $1.27 per fully diluted share. This represents no change in per share earnings and a 2.9% decrease in net income. Management believes that these core results are more indicative of the underlying performance of the Company.

         Return on average assets was 0.40% for the year ended December 31, 2000 compared to the 0.83% for the same period in 1999. Cash return on average assets for the period was 0.54%. Return on average stockholders' equity was 5.09% for the period compared to 9.83% for the same period in 1999. Return on average tangible equity capital for the period equaled 7.79%.

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

         The Company's long-term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

         2001 compared to 2000. Net interest income was $25,561 for the year ended December 31, 2001, compared with $24,682 earned during the same period in 2000. This represented an increase of $879 or 3.6%. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $1,300 exceeding the year-over-year reduction of interest income earned on interest-earning assets totaling $421. The Company experienced a decline in the cost of funds due to sustained interest rate cuts initiated by the Federal Reserve which was partially offset by decreases in rates earned on loans due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth, and the cost of carrying a higher level of nonperforming loans. The on-going reduction of interest rates positively impacted net interest income as the Company's liability sensitive balance sheet repriced liabilities downward at a faster pace than rates declined on interest earning assets. Also contributing to the increase in net interest income was average loan growth of $19,159, or 4.0%, over the same period in 2000.

         The $421 decrease in interest income resulted from a $2,433 improvement associated with volume offset by a $2,854 decline related to rate. The majority of the decrease in interest income was related to a 38 basis point decline in interest earned on average loans driven by the commercial loan portfolio, which more than offset the $19,159 improvement in average loan volume. The growth in average interest-earning assets was offset by the decline in yields earned on interest-earning assets, as all categories of interest-earning assets were impacted by the decline in market interest rates.

         The $1,300 decrease in interest expense resulted from a $1,505 improvement associated with volume offset by a $2,805 decline associated with rate. The majority of the decrease was attributable to a reduction in the rates paid on total interest-bearing liabilities located in expensive wholesale funding sources, including brokered deposits, which resulted in a 30 basis point decrease in the cost of total time deposits. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The net interest margin on a tax equivalent basis for the period decreased 3 basis points to 3.64% as compared to the prior year's 3.67%. The Company's net interest margin was impacted by the decline in short-term interest rates and the steepening of the yield curve. This was offset by narrower loan spreads, due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth, and the cost of carrying a higher level of nonperforming loans. Specifically, yields on interest-earning assets decreased 42 basis points to 7.82% as compared to the prior year's 8.24%. In contrast, rates paid on interest-bearing liabilities decreased 43 basis points to 4.77% as compared to the prior year's 5.20%.

         2000 compared to 1999. Net interest income was $24,682 for the year ended December 31, 2000, compared with net interest income of $24,802 earned during the same period in 1999. This represented a decrease of $120 and was primarily attributable to a rise in the cost of funds due to interest rate increases and increased competition for deposits. This was partially offset by an increase in rates on loans where the increase in interest rates on loans of 16 basis points, as well as an overall tightening of loan underwriting standards, contributed to slower than expected loan growth.

         The year-over-year decrease resulted from higher interest income of $5,668 offset by higher interest expense of $5,788. Further breaking down the change, approximately 48% was related to an increase in volume and 52% was related to a decrease in rate. The increase in interest income resulted from $4,784 associated with volume and $884 associated with rate. The majority of the improvement in interest income was related to a $46,923 increase in the volume of average loans. The change in interest expense resulted from increases of $2,947 associated with volume and $2,841 associated with rate. The majority of the change was associated with total time deposit increases of $52,868 in volume and 60 basis points in the cost of funds.

         The net interest margin on a tax equivalent basis for the period decreased 36 basis points to 3.67% as compared to the prior year's 4.03%. The compression in the net interest margin was largely related to the Company's increasing cost of funds, due to the rising interest rate environment, as the Company's cost of funding earning-assets increased faster than the yields on earning-assets. Specifically, yields on interest-earning assets increased 17 basis points to 8.24% as compared to the prior year's 8.07%. In contrast, rates paid on interest-bearing liabilities increased 60 basis points to 5.20% as compared to the prior year's 4.60%.

         The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2001, 2000 and 1999. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                       AVERAGE BALANCE SHEET
                                                AND ANALYSIS OF NET INTEREST INCOME

                                                                   For the Years Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                2001                             2000                             1999
                                   ------------------------------   ------------------------------   -------------------------------
                                              Interest                         Interest                         Interest
                                   Average    Income/     Average   Average    Income/     Average   Average    Income/     Average
                                   Balance    Expense      Rate     Balance    Expense      Rate     Balance    Expense      Rate
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS

Interest-earning assets
   Interest-earning deposits       $  1,130   $     53       4.69%  $  2,248   $    133       5.92%  $  1,801   $     92       5.11%
   Securities (1)
      Taxable                       152,650      8,602       5.64    138,643      8,514       6.14    133,156      8,060       6.05
      Nontaxable (2)                 39,884      2,988       7.49     41,320      3,081       7.46     40,963      3,034       7.41
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
         Total securities (tax
          equivalent)               192,534     11,590       6.02    179,963     11,595       6.44    174,119     11,094       6.37
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Federal funds sold              4,640        143       3.08      4,224        290       6.87      1,244         73       5.87
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Loans (3)(4)
         Commercial                 148,598     12,365       8.32    144,706     13,282       9.18    128,008     11,343       8.86
         Real estate                300,066     25,167       8.39    288,651     24,929       8.64    269,840     22,181       8.22
         Installment and other       55,984      5,628      10.05     52,132      5,138       9.86     40,718      3,681       9.04
         Fees on loans                   --         --         --         --         --         --         --      1,235         --
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
            Net loans (tax
             equivalent)            504,648     43,160       8.55    485,489     43,349       8.93    438,566     38,440       8.76
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
               Total interest-
                earning assets      702,952     54,946       7.82    671,924     55,367       8.24    615,730     49,699       8.07
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents         19,539                           21,358                           20,801
   Premises and equipment, net       11,913                           12,700                           13,729
   Other assets                      21,169                           15,471                           15,090
                                   --------                         --------                         --------
      Total non-interest-earning
       assets                        52,621                           49,529                           49,620
                                   --------                         --------                         --------

         Total assets              $755,573                         $721,453                         $665,350
                                   ========                         ========                         ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Interest-bearing liabilities
   NOW accounts                    $ 45,526   $    843       1.85%  $ 53,764   $  1,249       2.32%  $ 55,888   $  1,281       2.29%
   Money market accounts             53,282      1,514       2.84     39,407      1,629       4.13     33,864      1,189       3.51
   Savings deposits                  46,921        989       2.11     48,476      1,239       2.56     57,242      1,543       2.70
   Time $100,000 and over           179,427      9,581       5.34    179,183     10,088       5.63    128,090      6,569       5.13
   Other time deposits              224,474     12,752       5.68    217,693     13,049       5.99    215,918     11,430       5.29
   Federal funds purchased and
    repurchase agreements             2,475         80       3.23      3,571        233       6.52     13,050        679       5.20
   Advances from FHLB                54,064      3,030       5.60     37,665      2,366       6.28     27,636      1,526       5.52
   Notes payable                      9,719        596       6.13     10,413        832       7.99      9,530        680       7.14
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total interest-bearing
       liabilities                  615,888     29,385       4.77    590,172     30,685       5.20    514,216     24,897       4.60
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-bearing liabilities
   Non-interest-bearing deposits     67,577                           66,720                           61,458
   Other liabilities                  8,857                            7,575                            6,656
                                   --------                         --------                         --------
      Total non-interest-bearing
       liabilities                   76,434                           74,295                           68,114
                                   --------                         --------                         --------
   Stockholders' equity              63,251                           56,986                           56,020
                                   --------                         --------                         --------

   Total liabilities and
    stockholders' equity           $755,573                         $721,453                         $665,350
                                   ========                         ========                         ========
   Net interest income (tax
    equivalent)                               $ 25,561                         $ 24,682                         $ 24,802
                                              ========                         ========                         ========
   Net interest income (tax
    equivalent) to total
    earning assets                                           3.64%                            3.67%                           4.03%
                                                         ========                         ========                         ========
   Interest-bearing liabilities
    to earning assets                 87.61%                           87.83%                           87.90%
                                   ========                         ========                         ========

-------------------------
(1) Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change." The following table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

                                    RATE/VOLUME ANALYSIS OF
                                      NET INTEREST INCOME

                                                For the Years Ended December 31,
                                 --------------------------------------------------------------
                                     2001 Compared to 2000            2000 Compared to 1999
                                 -----------------------------    -----------------------------
                                         Change Due to                    Change Due to
                                 -----------------------------    -----------------------------
                                  Volume      Rate       Net       Volume      Rate       Net
                                 -------    -------    -------    -------    -------    -------
Interest income:
   Interest-earning deposits     $   (56)   $   (24)   $   (80)   $    25    $    16    $    41
   Investment securities:
      Taxable                        816       (728)        88        344        110        454
      Nontaxable                     (37)       (56)       (93)        20         27         47
   Federal funds sold                 26       (173)      (147)       203         14        217
   Loans                           1,684     (1,873)      (189)     4,192        717      4,910
                                 -------    -------    -------    -------    -------    -------

      Total interest income        2,433     (2,854)      (421)     4,784        884      5,668
                                 -------    -------    -------    -------    -------    -------

Interest expense:
   NOW accounts                     (175)      (231)      (406)       (49)        17        (32)
   Money market accounts             478       (593)      (115)       211        229        440
   Savings deposits                  (39)      (211)      (250)      (227)       (77)      (304)
   Time, $100,000 and over            14       (521)      (507)     2,826        693      3,519
   Other time                        396       (693)      (297)        95      1,524      1,619
   Federal funds purchased and
    repurchase agreements            (58)       (95)      (153)      (586)       140       (446)
   Advances from FHLB                942       (278)       664        611        229        840
   Notes payable                     (53)      (183)      (236)        66         86        152
                                 -------    -------    -------    -------    -------    -------

      Total interest expense       1,505     (2,805)    (1,300)     2,947      2,841      5,788
                                 -------    -------    -------    -------    -------    -------

         Net interest income     $   928    $   (49)   $   879    $ 1,837    $(1,957)   $  (120)
                                 =======    =======    =======    =======    =======    =======

         Provision for Loan Losses. The amount of the provision for loan losses is based on management's evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent internal asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

         2001 compared to 2000. The 2001 provision for loan losses charged to operating expense totaled $4,161, a decrease of $697 over the $4,858 recorded during the same period a year ago. The provision for loan losses increased the allowance for loan losses in response to the gradual deterioration of various seasoned loans, nonperforming loans, net charge-offs and delinquencies, coupled with concerns over the economy's deteriorating economic impact, particularly in light of the unprecedented events on and subsequent to September 11.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Net charge-offs in 2001 were $4,280 compared with $2,135 in 2000. Annualized net charge-offs increased to 0.85% of average loans for 2001 compared to 0.44% in the same period in 2000. The increase in net charge-offs was largely the result of several credits which were identified in 2000 as requiring the status of watch list and specific allocation. During 2001, these credits continued to deteriorate and management identified the credits as non-bankable assets, which were charged off.

         Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by peers throughout the financial community, especially in light of the events of September 11, 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take action to limit credit exposure.

         2000 compared to 1999. The 2000 provision for loan losses charged to operating expense totaled $4,858 compared with $1,522 in 1999. The increase was primarily influenced by a single nonperforming commercial credit. In addition to this credit, there were a number of other loans identified in the fourth quarter that had deteriorating conditions. In reaching the decision to provide a larger provision, management also considered several other factors, including an increase in nonperforming loans, general concerns over asset quality and an increase in charge-offs during the first three quarters of 2000. Net charge-offs in 2000 were approximately $2,135 compared with $1,689 in 1999.

         Noninterest Income. The following table shows the Company's noninterest income:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                  Years Ended December 31,
                                            ------------------------------------
                                              2001          2000          1999
                                            --------      --------      --------

Service charges                             $  2,748      $  2,683      $  2,259
Merchant fee income                            1,095         1,110         1,116
Trust income                                     687           744           711
Mortgage banking income                        2,096         1,278         1,301
Insurance commissions and fees                 2,407         2,862         2,595
Securities gains (losses), net                   798           (29)           45
Other income                                   2,089         2,492         1,461
                                            --------      --------      --------

     Total noninterest income               $ 11,920      $ 11,140      $  9,488
                                            ========      ========      ========

         Noninterest income consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and data processing product lines.

         2001 compared to 2000. Noninterest income totaled $11,920 for the year ended December 31, 2001, as compared to $11,140 for the same timeframe in 2000. This represented an increase of $780 or 7.0%. Two factors impacted the year-over-year change. First, as interest rates declined during 2001, the market

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

value of some securities increased, and the Company took the opportunity to liquidate those securities and either replace them with similar securities or fund loan growth. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, balance sheet risk objectives or significant prepayment risk. The second factor was, during 2000, the Company completed the sale of its UnionBank/West Camp Point branch and the sale of its intellectual property rights for the InterNetStation product.

         Exclusive of $798 in net securities gain from 2001, and the $753 in the gross gains on sale of UnionBank/West's Camp Point branch and the InterNetStation intellectual property during 2000, core noninterest income shows a year-over-year increase of $735 or 7.1%. As a percentage of total income (net interest income plus noninterest income), core noninterest income, exclusive of securities gains, gain on sale of the Camp Point branch and InterNetStation intellectual property, increased to 31.3% versus 30.6% for 2000.

         A majority of the increase in core noninterest income was related to an $818 improvement in mortgage banking income. Mortgage banking income includes fees generated from underwriting, originating and servicing of mortgage loans, along with gains realized from the sale of these loans, net of servicing rights amortization. The servicing right amortization increase was attributable to increasing pre-payment speeds driven by declining interest rates. The Company's mortgage loan production more than doubled to $165,515 during 2001, compared to last year, as declining interest rates resulted in increases in the rate of mortgage refinancing and residential real estate activity in general. Also contributing to the improvement were marginal increases in fees associated with overdraft fees reflecting an increase in returned check charges related to a higher occurrence rate, prestige card transaction fees related to higher transaction volume pushing interchange fees higher, and internet service provider (ISP) due to an increase in the number of customers.

         These improvements were offset by lower than anticipated trust, asset management, and brokerage fees (included in insurance commissions and fees). Trust, asset management, and brokerage fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as such fees on certain accounts are based on market value. The decrease in fees during the year was due, in part, to the overall condition of equity and credit markets since the beginning of the year, as well as to a slight decline in sales related to certain customers' reluctance to commit new funds and shift existing assets.

         2000 compared to 1999. Noninterest income totaled $11,140 for the year ended December 31, 2000, as compared to $9,488 for the same timeframe in 1999. This represented an increase of $1,652 or 17.4%. Exclusive of the approximate $438 gain on sale of UnionBank/West's Camp Point branch and $315 gross gain on sale of the intellectual property rights for its InterNetStation product, which is included in other income, core noninterest income totaled $10,387. This represented an $899 or 9.5% increase over 1999. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of the gains, increased to 30.6% versus the 28.6% that existed at 1999.

         A majority of the increase in core noninterest income was related to service charge income. Service charges consist of fees on both interest-bearing and noninterest-bearing deposit accounts as well as charges for items such as insufficient funds and overdrafts. Approximately 65% of the increase was due to higher overdraft and insufficient fund fees. The remaining increase was primarily related to an increase in service charges due to higher transaction volume in business checking accounts.

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

         These improvements were offset by minor decreases in merchant fee income and mortgage banking operations. Specifically, mortgage banking declined $23, as rising interest rates resulted in a reduction in the rate of mortgage refinancing and slower real estate activity in general.

         Noninterest Expense. The following table shows the Company's noninterest expense:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                  Years Ended December 31,
                                            ------------------------------------
                                              2001          2000          1999
                                            --------      --------      --------

Salaries and employee benefits              $ 13,700      $ 13,468      $ 12,244
Occupancy expense, net                         1,751         1,753         1,594
Furniture and equipment expenses               1,632         1,803         1,888
Supplies and printing                            608           573           538
Telephone                                        773           749           677
Amortization of intangible assets                945         1,310           897
Other expense                                  6,803         6,229         5,759
                                            --------      --------      --------

     Total noninterest expense              $ 26,212      $ 25,885      $ 23,597
                                            ========      ========      ========

         2001 compared to 2000. Noninterest expense totaled $26,212 for the year ended December 31, 2001, as compared to $25,885 for the same timeframe in 2000. This represented an increase of $327 or 1.3%. As previously mentioned, during 2000, the Company engaged in a number of strategic initiatives that had an effect on noninterest expense levels. These items included $814 in executive severance package and related expenses, $150 in the elimination of executive corporate vehicles and other one time expenses, $135 related to expenses associated with the sale of the intellectual property rights for its InterNetStation product, and $232 in impairment of intangible assets. Exclusive of these items, core noninterest expense shows a year-over-year increase of $1,658 or 6.8% over 2000 levels.

         A majority of the core change in expense for the year was reflective of the salaries and employee benefits (exclusive of the year 2000 severance expense) which increased $1,046 or 8.3% over the same timeframe in 2000. This was due to regular merit increases, basic incentive compensation primarily related to increased real estate production, new additions incurred to support the growing levels of business activities, and an increase in the Company's contributions to employee ESOP benefits.

         Also contributing were increases in the other expense category largely related to other real estate expense, debit card expense due to higher volume, real estate appraisals due to growth in the volume of production, postage due to the adoption of Regulation P, and legal fees largely related to nonperforming loans and the internal reorganizations completed during the year. These increases were offset by decreases in furniture and equipment expenses reflecting lower depreciation of personal computer and peripheral equipment, and

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

marketing due to a shift in marketing strategy and the scaling back of certain advertising programs. The combined categories of occupancy expense, supplies and printing, and telephone remained relatively stable with only slight year-over-year changes.

         2000 compared to 1999. Noninterest expense totaled $25,885 for the year ended December 31, 2000, as compared to $23,597 for the same timeframe in 1999. This represented an increase of $2,288 or 9.7%. During 2000, the Company engaged in a number of strategic initiatives that had an effect on noninterest expense levels. These items included $814 in executive severance packages and related expenses, $150 in the elimination of executive corporate vehicles and other one time expenses, $135 related to expenses associated with the sale of InterNetStation, and $232 in impairment of intangible assets. Exclusive of these items, core noninterest expense totaled $24,554, representing a $957 or 4.1% increase over 1999 levels.

         Salaries and employee benefits accounted for $410 or 42.8% of the core increase. This increase was primarily due to regular merit increases, basic incentive compensation, and a full year of expenses related to the initial staffing and related compensation costs of new banking centers opened in 1999.

         Also contributing to the change in noninterest expense were increases of $159 related to occupancy expense and $72 related to telephone expense, where both were associated with operational costs of new banking centers in 1999. Based upon past experience, new banking centers may require 12 to 18 months to achieve breakeven levels, due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during 2000 reflected a significant portion of these expenses. It is anticipated that other expenses will not increase materially in the future, due to expenses associated with the new banking centers.

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

                                                 Years Ended December 31,
                                          -------------------------------------
                                            2001           2000           1999
                                          -------        -------        -------

Income before income taxes                $ 5,991        $ 3,920        $ 8,021
Applicable income taxes                     1,537          1,017          2,514
Effective tax rates                          25.7%          25.9%          31.3%

         Tax expense for all three years included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses, including goodwill. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. In addition, the Company has reduced tax expense through various tax planning initiatives.

         Preferred Stock Dividends. The Company paid $257 of preferred stock dividends in 2001, and $259 in 2000 and 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Interest Rate Sensitivity Management

         The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Banks depend, substantially, on "rate differentials," i.e., the differences between the income the Banks receive from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including general economic conditions and the policies of various governmental and regulatory authorities.

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The assumption in this table is that liabilities will reprice faster than assets, due to market constraints and management's assessment of their assets and liabilities. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2001 and 2000 for the various rate shock levels.

December 31, 2001                                Net Interest Income
-----------------                     ------------------------------------------
                                      Amount           Change             Change
                                      ------           ------             ------
                                                (Dollars in Thousands)

     +200 bp                         $28,134          $   851              3.12%
     +100 bp                          27,695              412              1.51
     Base                             27,283               --                --
     -100 bp                          26,900             (383)            (1.40)
     -200 bp                          26,095           (1,188)            (4.35)

         Based on the Company's model at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.12% or approximately $851. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 4.35% or approximately $1,188.

December 31, 2001                               Net Interest Income
-----------------                    ------------------------------------------
                                     Amount           Change             Change
                                     ------           ------             ------
                                               (Dollars in Thousands)

     +200 bp                        $24,188          $(1,485)            (5.78)%
     +100 bp                         24,783             (890)            (3.47)
     Base                            25,673               --                --
     -100 bp                         26,338              665              2.59
     -200 bp                         26,227              554              2.16

         Based on the Company's model at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.78% or approximately $1,485. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 2.16% or approximately $554.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Financial Condition

         General. As of December 31, 2001, the Company had total assets of $748,307, gross loans of $504,968, total deposits of $612,144, and total stockholders' equity of $63,814. Total assets decreased by 1.37% from year-end 2000 or a $10,426 decrease. Total gross loans remained relatively unchanged, showing a $126 or 0.01% decrease from year-end 2000 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. Total deposits decreased by $23,859 or 3.75% from year-end 2000, which was attributable to management's strategic plan to reduce the amount of state and local, and some other non-core high-cost certificates of deposits.

         Loans and Asset Quality. The Company's loans are diversified by borrower and industry group. Loan growth has occurred four out of the last five years and can be attributed to underlying growth, as well as loan demand resulting from ongoing market liquidity conditions, and the addition of new loan products. Total gross loans remained relatively unchanged, showing a modest decrease from year-end 2000 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. Over the past few years, much of the growth has been concentrated in commercial and commercial real estate segments.

         The following table describes the composition of loans by major categories outstanding.

                                 (Dollars in Thousands)
                                     LOAN PORTFOLIO

                                             Aggregate Principal Amount
                            -------------------------------------------------------------
                                                     December 31,
                            -------------------------------------------------------------
                               2001         2000         1999         1998         1997
                            ---------    ---------    ---------    ---------    ---------

Commercial                  $ 107,382    $ 117,534    $ 103,842    $  74,481    $  62,936
Agricultural                   40,563       38,479       38,328       41,821       39,431
Real estate:
   Commercial mortgages       150,878      134,942      126,645       99,872       72,730
   Construction                23,676       19,322       15,786       13,935       14,393
   Agricultural                34,611       39,658       38,847       35,790       27,955
   1-4 family mortgages        94,368       99,237      102,695       96,921      109,411
Installment                    50,961       53,276       43,644       32,714       41,210
Other                           2,529        2,646        2,615        2,884        3,076
                            ---------    ---------    ---------    ---------    ---------
                              504,968      505,094      472,402      398,418      371,142
Unearned income                    --           --           (7)         (30)        (157)
                            ---------    ---------    ---------    ---------    ---------
Total loans                   504,968      505,094      472,395      398,388      370,985
Allowance for loan losses      (6,295)      (6,414)      (3,691)      (3,858)      (3,188)
                            ---------    ---------    ---------    ---------    ---------

   Loans, net               $ 498,673    $ 498,680    $ 468,704    $ 394,530    $ 367,797
                            =========    =========    =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                           Aggregate Principal Amount
                                 -----------------------------------------------
                                                  December 31,
                                 -----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------

                                       Percentage of Total Loan Portfolio
                                 -----------------------------------------------

Commercial                        21.27%    23.27%    21.98%    18.69%    16.96%
Agricultural                       8.03      7.62      8.11     10.50     10.62
Real estate:
   Commercial mortgages           29.88     26.72     26.81     25.07     19.60
   Construction                    4.69      3.83      3.34      3.50      3.88
   Agricultural                    6.85      7.85      8.22      8.98      7.53
   1-4 family mortgages           18.69     19.65     21.74     24.33     29.48
Installment                       10.09     10.55      9.24      8.21     11.10
Other loans                        0.50      0.51      0.56      0.72      0.83
                                 ------    ------    ------    ------    ------

   Gross loans                   100.00%   100.00%   100.00%   100.00%   100.00%
                                 ======    ======    ======    ======    ======

         As of December 31, 2001 and 2000, commitments of the Banks under standby letters of credit and unused lines of credit totaled approximately $65,896 and $42,717, respectively.

         Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2001 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                               Within        1 to 5        After 5
                               1 Year         Years         Years         Total
                               ------         -----         -----         -----

Commercial                    $ 72,059      $ 29,861      $  5,462      $107,382
Agricultural                    30,765         9,400           398        40,563
Real estate                    125,764       147,647        30,122       303,533
Installment                     17,249        35,893           348        53,490
                              --------      --------      --------      --------

     Total                    $245,837      $222,801      $ 36,330      $504,968
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2001 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                     Within      1 to 5      After 5
                                     1 Year       Years       Years       Total
                                     ------       -----       -----       -----

Fixed rate                          $ 93,681    $ 78,570    $ 30,273    $202,524
Variable rate                        149,339     142,973       2,873     295,185
Impaired and not accruing
  and nonaccrual                       2,817       1,258       3,184       7,259
                                    --------    --------    --------    --------

    Total                           $245,837    $222,801    $ 36,330    $504,968
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

         Each of the Company's loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on an ongoing basis. Management continuously monitors nonperforming, impaired, and past due loans to prevent further deterioration of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from classification under nonperforming assets or impaired loans. Management has identified various loans which are now current, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. These loans are not nonperforming, but management believes a higher level of scrutiny and specific allocations of the allowance are prudent under the circumstances.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans. Potential problem credits are monitored by the independent loan review function and are submitted for review to the loan committee and audit committee members.

         Despite a diversified loan portfolio, the Company experienced credit quality deterioration and saw a rise in the level of nonperforming loans during the year. A weakening economy, among other factors, resulted in the level of nonperforming assets increasing to $10,761 versus the $8,346 that existed as of December 31, 2000. The level of nonperforming assets to total end of period assets was 1.44% at December 31, 2001, as compared to 1.10% at December 31, 2000.

         The following table sets forth a summary of nonperforming assets at December 31, 2001:

                                   NONPERFORMING ASSETS
                                  (Dollars in Thousands)

                                                            December 31,
                                        ---------------------------------------------------
                                          2001       2000       1999       1998       1997
                                        -------    -------    -------    -------    -------
Nonaccrual and impaired loans not
  accruing                              $ 7,259    $ 5,777    $ 2,949    $ 1,487    $ 1,714
Impaired and other loans 90 days past
  due and still accruing interest         1,616      2,102        566      1,111      1,013
                                        -------    -------    -------    -------    -------
    Total nonperforming loans             8,875      7,879      3,515      2,598      2,727
Other real estate owned                   1,886        467        523        201        215
Other nonperforming assets (1)               --         --         --        100        100
                                        -------    -------    -------    -------    -------

    Total nonperforming assets          $10,761    $ 8,346    $ 4,038    $ 2,899    $ 3,042
                                        =======    =======    =======    =======    =======

Nonperforming loans to total loans         1.76%      1.56%      0.74%      0.65%      0.74%
Nonperforming assets to total loans        2.13       1.65       0.85       0.73       0.82
Nonperforming assets to total assets       1.44       1.10       0.57       0.46       0.49

--------------------
(1)  Represents a single municipal security in default status.

         The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2001:

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)

                                                        Number          Net Book
                                                          of            Carrying
                                                        Parcels           Value
                                                        -------           -----

Developed property                                           22         $  1,886
                                                       ========         ========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Allowance for Loan Losses. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

         On a monthly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Loan Review function validates the officers' grades. In the event that the Loan Review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

         The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on loans by major category. The subjective portion is determined based on the past five years of loan history and the Company's evaluation of qualitative factors including future economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists.

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change in 2001. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

         Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by peers throughout the financial community, especially in light of the events of September 11, 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take appropriate action to proactively limit credit exposure.

         At December 31, 2001, the allowance for loan losses assigned to operations was $6,295 or 1.25% of outstanding loans compared with $6,414 or 1.27% at December 31, 2000. The decrease in the allowance was due to an increased level of net charge-offs, largely the result of several credits which were identified in 2000 as requiring the status of watch list and specific allocation. In 2001, these credits deteriorated and management identified the credits as non-bankable assets, which were charged off.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table presents a detailed analysis of the Company's allowance for loan losses.

                                      ALLOWANCE FOR LOAN LOSSES
                                       (Dollars in Thousands)

                                                               December 31,
                                      --------------------------------------------------------------
                                         2001         2000         1999         1998          1997
                                      ---------    ---------    ---------    ---------     ---------

Beginning balance                     $   6,414    $   3,691    $   3,858    $   3,188     $   3,068

Charge-offs:
   Commercial                             3,202        1,663        1,186          428           262
   Real estate mortgages                    977          144          346          169           386
   Installment and other loans              496          444          340          435           559
                                      ---------    ---------    ---------    ---------     ---------
      Total charge-offs                   4,675        2,251        1,872        1,032         1,207
                                      ---------    ---------    ---------    ---------     ---------

Recoveries:
   Commercial                               312           37           79           98            47
   Real estate mortgages                     10            3           22           37            88
   Installment and other loans               73           76           82          108           113
                                      ---------    ---------    ---------    ---------     ---------
      Total recoveries                      395          116          183          243           248
                                      ---------    ---------    ---------    ---------     ---------

Net charge-offs                           4,280        2,135        1,689          789           959
                                      ---------    ---------    ---------    ---------     ---------
Provision for loan losses                 4,161        4,858        1,522        1,635         1,079
Allowance associated with the
 Acquisitions (divestitures)                 --           --           --         (176)           --
                                      ---------    ---------    ---------    ---------     ---------

Ending balance                        $   6,295    $   6,414    $   3,691    $   3,858     $   3,188
                                      =========    =========    =========    =========     =========

Period end total loans, net of
 unearned interest                    $ 504,968    $ 505,094    $ 472,395    $ 398,388     $ 370,985
                                      =========    =========    =========    =========     =========

Average loans                         $ 505,136    $ 485,489    $ 440,284    $ 390,560     $ 358,620
                                      =========    =========    =========    =========     =========

Ratio of net charge-offs to
 average loans                             0.85%        0.44%        0.38%        0.20%         0.27%
Ratio of provision for loan losses
 to average loans                          0.82         1.00         0.35         0.42          0.30
Ratio of allowance for loan losses
 to ending total loans                     1.25         1.27         0.78         0.97          0.86
Ratio of allowance for loan losses
 to total nonperforming loans             70.93        81.41       105.01       148.99        116.91
Ratio of allowance at end of period
 to average loans                          1.25         1.32         0.84         0.99          0.89

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

                                       ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                 (Dollars in Thousands)

                                                                     December 31,
                              --------------------------------------------------------------------------------------------
                                    2001               2000               1999               1998               1997
                              ----------------   ----------------   ----------------   ----------------   ----------------
                                        Loan               Loan               Loan               Loan               Loan
                                      Category           Category           Category           Category           Category
                                      to Gross           to Gross           to Gross           to Gross           To Gross
                              Amount    Loans     Amount   Loans    Amount    Loans    Amount    Loans    Amount    Loans
                              ------    -----     ------   -----    ------    -----    ------    -----    ------    -----

Commercial                    $3,499    29.30%   $3,903    30.89%   $1,114    30.09%   $1,213    29.19%   $  962    27.58%
Real estate                    1,786    60.11     1,412    58.05     1,290    60.11     1,245    61.87     1,052    60.49
Installment and other loans      537    10.59       511    11.06       393     9.80       443     8.94       482    11.93
Unallocated                      473       --       588       --       894       --       957       --       692       --
                              ------   ------    ------   ------    ------   ------    ------   ------    ------   ------

   Total                      $6,295   100.00%   $6,414   100.00%   $3,691   100.00%   $3,858   100.00%   $3,188   100.00%
                              ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

         Securities Activities. The Company's securities portfolio, which represented 27.4% of the Company's average earning asset base as of December 31, 2001, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. Securities classified as available-for-sale are carried at fair value and are purchased with the intent to provide liquidity and to increase returns. The Company does not have any securities classified as trading. Securities available-for-sale, carried at fair value, were $186,282 at December 31, 2001 compared to $189,719 at December 31, 2000.

         The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The exposure of capital to market valuation adjustments existing at the time of the Prairie acquisition has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time, and the sale of floating rate securities with lower lifetime caps or reset limits. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduces the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates.

         On July 1, 1999, the Company adopted Statement No. 133, which allows the Company a one-time reclassification of securities held-to-maturity to available-for-sale or trading. The Company transferred securities with an amortized cost of $44,350, previously classified as held-to-maturity to available-for-sale upon adoption. The unrealized gain on the securities transferred was $106 on July 1, 1999, and the Company's equity increased by $65 as a result of the transfer.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table describes the composition of securities by major category and maturity.

                                      SECURITIES PORTFOLIO
                                     (Dollars in Thousands)

                                                           December 31,
                                  ---------------------------------------------------------------
                                          2001                  2000                  1999
                                  -------------------   -------------------   -------------------
                                               % of                  % of                  % of
                                   Amount   Portfolio    Amount   Portfolio    Amount   Portfolio
                                  --------  ---------   --------  ---------   --------  ---------
Available-for-Sale
   U.S. Treasury                  $  1,036       0.56%  $  4,255       2.24%  $  5,461       3.14%
   U.S. government agencies
     and corporations               43,400      23.30     70,936      37.40     56,305      32.38
   U.S. government agency
     mortgage backed securities     86,278      46.32     34,505      18.19     29,962      17.23
   States and political
     Subdivisions                   37,344      20.05     43,413      22.88     42,820      24.62
   Collateralized mortgage
     obligations                    12,366       6.64     32,297      17.02     35,481      20.40
   Corporate bonds                      --         --         --         --         --         --
   Other securities                  5,858       3.14      4,313       2.27      3,864       2.23
                                  --------   --------   --------   --------   --------   --------

       Total                      $186,282     100.00%  $189,719     100.00%  $173,893     100.00%
                                  ========   ========   ========   ========   ========   ========

         The following table sets forth the contractual, callable or estimated maturities and yields of the securities portfolio as of December 31, 2001. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                              MATURITY SCHEDULE
                                           (Dollars in Thousands)

                                                               Maturing
                          ----------------------------------------------------------------------------------
                                              After 1 but        After 5 but
                           Within 1 Year     Within 5 Years    Within 10 Years    After 10 Years     Total
                           -------------     --------------    ---------------    --------------     -----
                          Amount    Yield   Amount    Yield    Amount    Yield    Amount    Yield    Amount
                          ------    -----   ------    -----    ------    -----    ------    -----    ------
Available-for-Sale
U.S. Treasury            $     --     --%  $  1,036   4.843%  $     --      --%  $     --      --%  $  1,036
U.S. government
  agencies and
  corporations             31,418   5.60     11,982              5.797      --         --      --     43,400
U.S. government
  agency mortgage
  backed securities             1   8.90     68,677   4.937     12,508   5.994      5,092   6.414     86,278
States and political
  Subdivisions (1)          3,290   4.95     18,799   4.844     13,227   5.074      2,028   5.366     37,344
Collateralized
  mortgage obligations         --     --         --              2,786   4.209      9,580   4.528     12,366
Equity securities           5,858     --         --      --         --      --                 --      5,858
                         --------          --------           --------           --------           --------

    Total                $ 40,567          $100,494           $ 28,521           $ 16,700           $186,282
                         ========          ========           ========           ========           ========

--------------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $617,207 for 2001, representing an increase of $11,964 or 2.0% compared with the average balance of total deposits for 2000. The increase in deposits was primarily due to the growth attributed to increased market share in 2001.

         The following table sets forth certain information regarding the Banks' average deposits.

                                                AVERAGE DEPOSITS
                                             (Dollars in Thousands)

                                                      For the Years Ended December 31,
                          ---------------------------------------------------------------------------------------
                                      2001                          2000                          1999
                          ---------------------------   ---------------------------   ---------------------------
                                        %     Average                 %     Average                  %    Average
                          Average       of      Rate    Average       of      Rate    Average       of      Rate
                           Amount     Total     Paid     Amount     Total     Paid     Amount     Total     Paid
                           ------     -----     ----     ------     -----     ----     ------     -----     ----
Non-interest-bearing
  demand deposits        $  67,577    10.95%      --%     66,720    11.02%      --%  $  61,458    11.12%      --%
Savings accounts            46,921     7.60     2.11      48,476     8.01     2.56      57,240    10.36     2.70
Interest-bearing
  demand deposits           98,808    16.01     2.38      93,171    15.39     3.09      89,752    16.25     2.75
Time, less than $100,000   224,474    36.37     5.68     179,183    29.61     5.63     215,918    39.08     5.29
Time, $100,000 or more     179,427    29.07     5.34     217,693    35.97     5.99     128,090    23.19     5.13
                         ---------   ------   ------   ---------   ------   ------   ---------   ------   ------

    Total deposits       $ 617,207   100.00%    4.16%  $ 605,243   100.00%    4.50%  $ 552,458   100.00%    3.98%
                         =========   ======   ======   =========   ======   ======   =========   ======   ======

         As of December 31, 2001, average non-brokered time deposits over $100,000 represented 29.1% of total average deposits, compared with 29.6% of total average deposits as of December 31, 2000. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary banks and provide a greater degree of stability than is typically associated with this source of funds.

         The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2001.

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

     Three months or less                                             $   44,049
     Over three months through six months                                 45,715
     Over six months through twelve months                                22,606
     Over twelve months                                                   38,111
                                                                      ----------

         Total                                                        $  150,481
                                                                      ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Return on Equity and Assets. The following table presents various ratios for the Company.

                           RETURN ON EQUITY AND ASSETS

                                                        For the Years Ended
                                                            December 31,
                                                    ----------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----

Return on average assets                             0.59%      0.40%      0.83%
Return on average equity                             7.04       5.09       9.83
Average equity to average assets                     8.37       7.90       8.42
Dividend payout ratio for common stock              25.59      35.93      14.65

         The increase in the return on average assets and return on average equity ratios in 2001 was principally related to the items discussed in the analysis above which resulted in a 53.4% increase in net income.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and investing activities, offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $6,322 from December 31, 2000 to December 31, 2001.

         Net cash provided by operating activities was $3,468 for 2001, $8,276 for 2000, and $2,942 for 1999. Net cash provided by investing activities, consisting primarily of loan and investing funding, was $4,834 for 2001. Net cash used in investing activities was $48,591 for 2000, and $46,585 for 1999. Net cash used in financing activities, consisting primarily of decreases in deposits partially offset by an increase in Federal Home Loan Bank advances, was $14,624 for 2001. Net cash provided by financing activities, consisting primarily of increases in deposits and Federal Home Loan Bank advances, was $46,106 for 2000 and $45,810 for 1999.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The Banks' securities portfolios, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2001, 24.6% of the Banks' interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Banks' liquidity could be adversely affected. Currently, the maturities of the Banks' large time deposits are spread throughout the year, with 29.3% maturing in the first quarter of 2001, 30.4% maturing in the second quarter of 2001, 15.0% maturing in the third and fourth quarters of 2001, and the remaining 25.3% maturing thereafter. The Banks monitor those maturities in an effort to minimize any adverse effect on liquidity.

         The Company's borrowings included notes payable at December 31, 2001 in the principal amount of $9,275 payable to the Company's principal correspondent bank. The note is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Banks.

         The Company's principal source of funds for repayment of the indebtedness is dividends from the Banks. At December 31, 2001, approximately $8,252 was available for dividends without regulatory approval.

Capital Resources

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 125% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company is 10.34% and 11.66%, respectively, at December 31, 2001. The Banks are currently, and expect to continue to be, in compliance with these guidelines.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table sets forth an analysis of the Company's capital ratios:

                                RISK-BASED CAPITAL RATIOS
                                 (Dollars in Thousands)

                                           December 31,             Minimum     Well
                                 --------------------------------   Capital  Capitalized
                                   2001        2000        1999      Ratios    Ratios
                                   ----        ----        ----      ------    ------

Tier 1 risk-based capital        $ 55,911    $ 51,835    $ 50,115
Tier 2 risk-based capital           7,126       7,245       4,548
Total capital                      63,037      59,080      54,663
Risk-weighted assets              540,626     537,549     494,953
Capital ratios
    Tier 1 risk-based capital       10.34%       9.64%      10.13%    4.00%     6.00%
    Tier 2 risk-based capital       11.66       10.99       11.04     8.00     10.00
    Leverage ratio                   7.54        6.90        7.20     4.00      5.00

         As of December 31, 2001, the Tier 2 risk-based capital was comprised of $6,295 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The discussion under the caption "Interest Rate Sensitivity Management" contained in Item 7 of this Form 10-K is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors Report..................................................37

Consolidated Balance Sheets (December 31, 2001 and 2000).....................38

Consolidated Statements of Income
         (For the years December 31, 2001, 2000 and 1999)....................39

Consolidated Statements of Stockholders' Equity
         (For the years December 31, 2001, 2000 and 1999)....................40

Consolidated Statements of Cash Flows
         (For the years December 31, 2001, 2000 and 1999)....................42

Notes........................................................................44

                               Supplementary Data

         The Supplementary Financial Information required to be included in this
Item 8 is hereby incorporated by reference by Note 20 to the Notes to Consolidated Financial Statements contained herein.

                                [GRAPHIC OMITTED]
                                  CROWE CHIZEK


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
UnionBancorp, Inc.


We have audited the accompanying consolidated balance sheets of UnionBancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ CROWE, CHIZEK AND COMPANY LLP
                                       -----------------------------------------
                                       Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 2002

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000 (In Thousands)
                                                             2001        2000
--------------------------------------------------------------------------------


ASSETS
Cash and cash equivalents                                 $  26,699   $  33,021
Securities available-for-sale                               186,282     189,719
Loans                                                       504,968     505,094
Allowance for loan losses                                    (6,295)     (6,414)
                                                          ---------   ---------
     Net loans                                              498,673     498,680
Premises and equipment, net                                  12,451      11,953
Intangible assets, net                                        8,607       9,552
Mortgage servicing rights                                     2,102       1,423
Other assets                                                 13,493      14,385
                                                          ---------   ---------

     Total assets                                         $ 748,307   $ 758,733
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                             $  73,138   $  72,956
         Interest-bearing                                   539,006     563,047
                                                          ---------   ---------
             Total deposits                                 612,144     636,003
     Federal funds purchased and securities sold under
       agreements to repurchase                               2,629         525
     Advances from the Federal Home Loan Bank                52,750      43,408
     Notes payable                                            9,275      10,275
     Other liabilities                                        6,864       8,656
                                                          ---------   ---------
         Total liabilities                                  683,662     698,867
                                                          ---------   ---------

Series B mandatory redeemable preferred stock                   831         831
                                                          ---------   ---------

Stockholders' equity
     Preferred stock                                             --          --
     Series A Convertible Preferred Stock (aggregate
       liquidation preference of $2,762)                        500         500
     Series C Preferred Stock                                    --          --
     Common stock                                             4,569       4,556
     Surplus                                                 21,841      21,734
     Retained earnings                                       40,560      37,437
     Accumulated other comprehensive income                   1,536          61
     Unearned compensation under stock option plans             (68)       (129)
                                                          ---------   ---------
                                                             68,938      64,159
     Treasury stock, at cost                                 (5,124)     (5,124)
                                                          ---------   ---------
         Total stockholders' equity                          63,814      59,035
                                                          ---------   ---------

             Total liabilities and stockholders' equity   $ 748,307   $ 758,733
                                                          =========   =========



See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001, 2000, and 1999 (In Thousands, Except Per Share
Data)
                                                        2001       2000        1999
-------------------------------------------------------------------------------------


Interest income
   Loans                                              $ 43,059   $ 43,237    $ 38,323
   Securities
      Taxable                                            8,655      8,649       8,151
      Exempt from federal income taxes                   1,972      2,033       2,002
   Federal funds sold and other                            143        289          73
                                                      --------   --------    --------
      Total interest income                             53,829     54,208      48,549

Interest expense
   Deposits                                             25,680     27,254      22,012
   Federal funds purchased and securities sold
s    under agreements to repurchase                          80        233         679
   Advances from the Federal Home Loan Bank              3,030      2,366       1,526
   Notes payable                                           595        832         680
                                                      --------   --------    --------
      Total interest expense                            29,385     30,685      24,897
                                                      --------   --------    --------
Net interest income                                     24,444     23,523      23,652
Provision for loan losses                                4,161      4,858       1,522
                                                      --------   --------    --------
Net interest income after provision for loan losses     20,283     18,665      22,130

Noninterest income
   Service charges                                       2,748      2,683       2,259
   Merchant fee income                                   1,095      1,110       1,116
   Trust income                                            687        744         711
   Mortgage banking income                               2,096      1,278       1,301
   Insurance commissions and fees                        2,407      2,862       2,595
   Securities gains (losses), net                          798        (29)         45
   Other income                                          2,089      2,492       1,461
                                                      --------   --------    --------
                                                        11,920     11,140       9,488

Noninterest expenses
   Salaries and employee benefits                       13,700     13,468      12,244
   Occupancy expense, net                                1,751      1,753       1,594
   Furniture and equipment expense                       1,632      1,803       1,888
   Supplies and printing                                   608        573         538
   Telephone                                               773        749         677
   Amortization of intangible assets                       945      1,310         897
   Other expenses                                        6,803      6,229       5,759
                                                      --------   --------    --------
                                                        26,212     25,885      23,597
                                                      --------   --------    --------
Income before income taxes                               5,991      3,920       8,021

Income taxes                                             1,537      1,017       2,514
                                                      --------   --------    --------

Net income                                               4,454      2,903       5,507
Preferred stock dividends                                  257        259         259
                                                      --------   --------    --------

Net income for common stockholders                    $  4,197   $  2,644    $  5,248
                                                      ========   ========    ========
Basic earnings per common share                       $   1.06   $   0.66    $   1.28
                                                      ========   ========    ========
Diluted earnings per common share                     $   1.05   $   0.66    $   1.27
                                                      ========   ========    ========



See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, and 1999 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                               Unearned
                                    Series A                                    Accumulated  Compensation
                                  Convertible                                      Other        Under
                                   Preferred    Common                Retained Comprehensive    Stock      Treasury
                                     Stock       Stock     Surplus    Earnings Income (Loss) Option Plans   Stock       Total
                                    --------   --------   --------    --------    --------     --------    --------    --------

Balance,
  January 1, 1999                   $    500   $  4,534   $ 21,471    $ 31,262    $     31     $   (185)   $   (522)   $ 57,091
    Common stock dividends                --         --         --        (767)         --           --          --        (767)
    Preferred stock dividends             --         --         --        (259)         --           --          --        (259)
    Issuance of non-
      qualifying stock options            --         --         98          --          --          (98)         --          --
    Exercise of stock options
      (4,950 shares)                      --          5         39          --          --            1          --          45
    Amortization of un-
      earned compensation
      under stock option plan             --         --         --          --          --           78          --          78
    Purchase 220,000 shares
      of treasury stock                   --         --         --          --          --           --      (3,328)     (3,328)
Comprehensive income
    Net income                            --         --         --       5,507          --           --          --       5,507
    Effect of transfer of
      securities held-to-
      maturity to available-for-
      sale, net of income taxes           --         --         --          --          65           --          --          65
    Net decrease in fair value of
      securities classified as
      available-for-sale, net of
      income taxes and reclassi-
      fication adjustments                --         --         --          --      (2,091)          --          --      (2,091)
                                                                                                                       --------
        Total comprehensive
          income                                                                                                          3,481
                                    --------   --------   --------    --------    --------     --------    --------    --------

Balance
  December 31, 1999                      500      4,539     21,608      35,743      (1,995)        (204)     (3,850)     56,341

    Common stock dividends                --         --         --        (950)         --           --          --        (950)
    Preferred stock dividends             --         --         --        (259)         --           --          --        (259)
    Exercise of stock options
      (17,239 shares)                     --         17        126          --          --           --          --         143
    Amortization of un-
      earned compensation
      under stock option plans            --         --         --          --          --           75          --          75
    Purchase 99,000 shares
      of treasury stock                   --         --         --          --          --           --      (1,274)     (1,274)
Comprehensive income
    Net income                            --         --         --       2,903          --           --          --       2,903
    Net increase in fair value
      of securities classified as
      available-for-sale, net of
      income taxes and reclassi-
      fication adjustments                --         --         --          --       2,056           --          --       2,056
                                                                                                                       --------
        Total comprehensive
          income                                                                                                          4,959
                                    --------   --------   --------    --------    --------     --------    --------    --------

Balance,
  December 31, 2000                      500      4,556     21,734      37,437          61         (129)     (5,124)     59,035



(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, and 1999 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                               Unearned
                                    Series A                                    Accumulated  Compensation
                                  Convertible                                      Other        Under
                                   Preferred    Common                Retained Comprehensive    Stock      Treasury
                                     Stock       Stock     Surplus    Earnings Income (Loss) Option Plans   Stock       Total
                                    --------   --------   --------    --------    --------     --------    --------    --------

Balance,
  December 31, 2000                 $    500   $  4,556   $ 21,734    $ 37,437    $     61     $   (129)   $ (5,124)   $ 59,035

    Common stock dividends                --         --         --      (1,074)         --           --          --      (1,074)
    Preferred stock dividends             --         --         --        (257)         --           --          --        (257)
    Exercise of stock options
      (13,508 shares)                     --         13        107          --          --           --          --         120
    Amortization of un-
      earned compensation
      under stock option plans            --         --         --          --          --           61          --          61
Comprehensive income
    Net income                            --         --         --       4,454          --           --          --       4,454
    Net increase in fair value
      of securities classified as
      available-for-sale, net of
      income taxes and reclassi-
      fication adjustments                --         --         --          --       1,475           --          --       1,475
                                                                                                                       --------
        Total comprehensive
          income                                                                                                          5,929
                                    --------   --------   --------    --------    --------     --------    --------    --------

Balance,
  December 31, 2001                 $    500   $  4,569   $ 21,841    $ 40,560    $  1,536     $    (68)   $ (5,124)   $ 63,814
                                    ========   ========   ========    ========    ========     ========    ========    ========



See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999 (In Thousands)

                                                               2001         2000         1999
-----------------------------------------------------------------------------------------------


Cash flows from operating activities
   Net income                                               $   4,454    $   2,903    $   5,507
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                              1,356        1,564        1,650
      Amortization of intangible assets                           945        1,310          897
      Amortization of unearned compensation under
       stock option plans                                          61           75           78
      Amortization of bond premiums, net                          644           54         (127)
      FHLB stock dividend                                        (203)         (61)          --
      Provision for loan losses                                 4,161        4,858        1,522
      Provision for deferred income taxes                          39       (1,017)        (255)
      Securities (gains) or losses, net                          (798)          29          (45)
      Gain on sale of subsidiaries, net                            --         (438)          --
      (Gain) loss on sale of real estate acquired in
       settlement of loans                                         26          (28)         (39)
      Gain on sale of loans                                    (1,961)        (788)        (944)
      Net loans originated for sale                            (1,712)         (10)      (5,015)
      Change in assets and liabilities
         (Increase) decrease in other assets                     (787)      (3,691)         430
         Increase (decrease) in other liabilities              (2,757)       3,516         (717)
                                                            ---------    ---------    ---------
            Net cash provided by operating activities           3,468        8,276        2,942

Cash flows from investing activities
   Securities
      Held-to-maturity
         Proceeds from calls, maturities, and paydowns             --           --        1,167
         Purchases                                                 --           --       (2,773)
      Available-for-sale
         Proceeds from maturities and paydowns                129,934       33,506       38,027
         Proceeds from sales                                   21,582        4,483        5,655
         Purchases                                           (145,321)     (50,480)     (43,487)
   Net increase in loans                                         (481)     (35,093)     (70,467)
   Purchase of premises and equipment                          (1,854)        (233)      (1,140)
   Proceeds from sale of real estate acquired in
    settlement of loans                                           974        1,141          445
   Bank and bank holding company acquisitions and
    sales, net of cash and cash equivalents received               --       (1,915)      25,988
                                                            ---------    ---------    ---------
      Net cash provided by (used in) investing activities       4,834      (48,591)     (46,585)



(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999 (In Thousands)

                                                              2001        2000        1999
--------------------------------------------------------------------------------------------


Cash flows from financing activities
   Net increase (decrease) in deposits                      $(23,859)   $ 41,805    $ 47,641
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase         2,104      (4,783)     (9,547)
   Net increase in advances from the
    Federal Home Loan Bank                                     9,342      10,675       9,525
   Payments on notes payable                                  (1,000)       (500)       (500)
   Proceeds from notes payable                                    --       1,275       3,000
   Dividends on common stock                                  (1,074)       (950)       (767)
   Dividends on preferred stock                                 (257)       (259)       (259)
   Redemption of preferred stock                                  --         (26)         --
   Proceeds from exercise of stock options                       120         143          45
   Purchase of treasury stock                                     --      (1,274)     (3,328)
                                                            --------    --------    --------
      Net cash provided by (used in) financing activities    (14,624)     46,106      45,810
                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents          (6,322)      5,791       2,167

Cash and cash equivalents
   Beginning of year                                          33,021      27,230      25,063
                                                            --------    --------    --------

   End of year                                              $ 26,699    $ 33,021    $ 27,230
                                                            ========    ========    ========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                              $ 31,180    $ 29,035    $ 24,284
      Income taxes                                             1,082       2,809       3,190



See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1.  Nature of Operations and Summary of Significant Accounting Policies

UnionBancorp, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of banking services to individual and corporate customers located in the north central and west central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its bank subsidiaries ("the Banks") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries UnionBank, UnionBank/West, UnionBank/Central, and UnionBank/Northwest. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with the Banks, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows
----------

Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Loan disbursements and collections, repurchase agreements, federal funds purchased and transactions in deposit accounts are reported, net.

Securities
----------

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income. Securities such as Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.

Interest income is reported net of amortization of premiums and accretion of discounts. Gains or losses from the sale of securities are determined using the specific identification method.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Derivatives
-----------

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedge transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Loans
-----

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

Allowance for loan losses
-------------------------

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Mortgage servicing rights
-------------------------

Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Foreclosed assets
-----------------

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and equipment
----------------------

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Intangible assets
-----------------

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

Repurchase agreements
---------------------

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Income taxes
------------

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

Earnings per share
------------------

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share assumes the issuance of any dilutive potential common shares under stock options and Series A converted preferred shares using the treasury stock method.

Financial instruments
---------------------

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stockholders' Equity:
---------------------

Common stock
------------

Common stock has a $1 par value and 10,000,000 shares authorized. There were 4,569,319 and 4,555,811 common shares issued at December 31, 2001 and 2000, including 590,263 held in treasury at December 31, 2001 and 2000. Treasury stock is carried at cost.

Preferred stock
---------------

The Company's Certificate of Incorporation authorizes its Board of Directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

         Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2001 and 2000. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 99,769 common shares. Series A Preferred Stock is not redeemable for cash. On dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

         Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2001 and 2000. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's deaths, their respective executors or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or ten years after the original issuance date of the Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. On dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

         Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2001 and 2000. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

Stockholder rights plan
-----------------------

On July 17, 1996, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, no par value, of the Company at a price of $50.00 per one one-thousandth of a share of preferred stock ("the Purchase Price"), subject to adjustment.

The Rights are not exercisable until the earlier to occur of: (i) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as determined by the Board of Directors) following the commencement of a tender offer or exchange offer ("the Distribution Date"). Unless extended, the Rights will expire on August 4, 2006. At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

Dividend restriction
--------------------

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the subsidiary banks to the holding company or by the holding company to stockholders.

Loss contingencies
------------------

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive income
--------------------

Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

New accounting pronouncements
-----------------------------

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. A portion of the goodwill recorded by the Company is related to a branch acquisition, the resulting unidentified intangible assets are accounted for under SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (excluded from the scope of SFAS 142) and will, therefore, continue to be amortized to expense. Thus, adoption of this standard on January 1, 2002 will result in lower amortization expense of $518 during the year ending December 31, 2002.

Reclassification
----------------

Certain items in the financial statements as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no effect on net income, to conform with the current year presentation.

Note 2.  Business Acquisitions and Divestitures

2000
----

On August 24, 2000, the Company sold the deposits and premises of a UnionBank/West branch location. At the date of sale, the branch had approximately $2,659 in deposits and $162 in fixed assets. The sales price was $600.

1999
----

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


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities

The fair value of securities available-for-sale and the related gains and losses recognized in accumulated other comprehensive income were as follows:

                                                            Gross       Gross
                                                 Fair     Unrealized  Unrealized
                                                 Value      Gains       Losses
                                               --------    --------    --------

Available-for-sale
   December 31, 2001
      U.S. Treasury                            $  1,036    $     30    $     --
      U.S. government agencies                   43,400         727         (75)
      States and political subdivisions          37,344         829         (77)
      U.S. government agency mortgage-backed
       securities                                86,278         876        (154)
      Collateralized mortgage obligations        12,366         345          --
      Equity securities                           5,858          --          --
                                               --------    --------    --------

                                               $186,282    $  2,807    $   (306)
                                               ========    ========    ========
Available-for-sale
   December 31, 2000
      U.S. Treasury                            $  4,255    $      1    $     (7)
      U.S. government agencies                   70,936         313        (344)
      States and political subdivisions          43,413         734         (92)
      U.S. government agency mortgage-backed
       securities                                34,505          79        (200)
      Collateralized mortgage obligations        32,297         204        (588)
      Equity securities                           4,313          --          --
                                               --------    --------    --------

                                               $189,719    $  1,331    $ (1,231)
                                               ========    ========    ========

At December 31, 2001, approximately 87% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.

Sales of securities available-for-sale were as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------

   Proceeds                                    $ 21,582    $  4,483    $  5,655
   Realized gains                                   798          --          45
   Realized losses                                   --         (29)         --


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities (Continued)

The fair value of securities classified as available-for-sale at December 31, 2001, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities and collateral and mortgage obligations, are shown separately.

                                                                      Fair Value
                                                                      ----------

     Due in one year or less                                          $   34,708
     Due after one year through five years                                31,817
     Due after five years through ten years                               13,227
     Due after ten years                                                   2,028
     U.S. government agency mortgage-backed securities                    86,278
     Collateralized mortgage obligations                                  12,366
     Equity securities                                                     5,858
                                                                      ----------

                                                                      $  186,282
                                                                      ==========

As of December 31, 2001, the Company held callable securities carried at a fair value of $43,400. The amortized cost of these securities was $42,748, as of December 31, 2001.

Securities with carrying values of approximately $149,000 and $167,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law.


Note 4.  Loans

The major classifications of loans follow:

                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------

     Commercial                                         $  147,945    $  156,013
     Commercial real estate                                150,878       134,942
     Real estate                                           145,602       154,837
     Real estate loans held for sale                         7,053         3,380
     Installment                                            50,961        53,276
     Other                                                   2,529         2,646
                                                        ----------    ----------

                                                        $  504,968    $  505,094
                                                        ==========    ==========


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 4.  Loans (Continued)

The following table presents data on impaired loans:

                                                                       December 31,
                                                                 ------------------------
                                                                  2001     2000     1999
                                                                 ------------------------
     Year-end impaired loans for which an allowance
       has been provided                                         $6,419   $3,125   $1,063
     Year-end impaired loans for which no allowance
       has been provided                                            840    3,134    1,886
                                                                 ------   ------   ------

     Total loans determined to be impaired                       $7,259   $6,259   $2,949
                                                                 ======   ======   ======

     Allowance for loan loss for impaired loans included
       in the allowance for loan losses                          $1,235   $1,699   $  422
                                                                 ======   ======   ======
     Average recorded investment in impaired loans               $8,184   $3,290   $2,991
                                                                 ======   ======   ======
     Interest income recognized from impaired loans              $   --   $   32   $    3
                                                                 ======   ======   ======
     Cash basis interest income recognized from impaired loans   $   --   $   --   $   --
                                                                 ======   ======   ======

The Company and its subsidiaries conduct most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central and west central Illinois. The Banks' loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $75,174 and $78,137 as of December 31, 2001 and 2000, respectively.

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). In the opinion of management, the terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended December 31, 2001 follow:

         Balance at December 31, 2000                                $   26,361
            New loans, extensions, and modifications                     33,456
            Repayments                                                  (30,470)
            Change in classification                                      5,082
                                                                     ----------

         Balance at December 31, 2001                                $   34,429
                                                                     ==========


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 5.  Loan Servicing

The following summarizes the secondary mortgage market activities:

                                                   Years Ended December 31,
                                              ----------------------------------
                                                2001         2000         1999
                                              --------     --------     --------

     Proceeds from sale of mortgage loans     $137,393     $ 51,387     $ 60,145
                                              ========     ========     ========

     Gain on sale of mortgage loans           $  1,961     $    788     $    944
                                              ========     ========     ========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                              December 31,
                                                       -------------------------
                                                         2001            2000
                                                       ---------       ---------

         Federal Home Loan Mortgage Corporation        $  12,274       $  19,004
         Federal National Mortgage Association           229,210         158,656
         Small Business Administration                     8,134          10,293
         Other                                             3,450           3,360
                                                       ---------       ---------

                                                       $ 253,068       $ 191,313
                                                       =========       =========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,016 and $761 at December 31, 2001 and 2000, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

                                                   Years Ended December 31,
                                              ---------------------------------
                                                2001         2000         1999
                                              -------      -------      -------

     Balance at beginning of year             $ 1,423      $ 1,201      $   727
     Originated mortgage servicing rights       1,288          402          594
     Amortization                                (609)        (180)        (120)
                                              -------      -------      -------

     Balance at end of year                   $ 2,102      $ 1,423      $ 1,201
                                              =======      =======      =======

Loans held for sale, which are included in real estate loans, are summarized as follows:

                                                               December 31,
                                                          ----------------------
                                                            2001           2000
                                                          -------        -------

     Secured by one-to-four-family residences             $ 5,334        $ 1,444
     Small Business Administration loans                    1,719          1,936
                                                          -------        -------

                                                          $ 7,053        $ 3,380
                                                          =======        =======


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 6.  Allowance for Loan Losses

An analysis of activity in the allowance for loan losses follows:

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2001          2000          1999
                                            -------       -------       -------

     Balance at beginning of year           $ 6,414       $ 3,691       $ 3,858
        Provision for loan losses             4,161         4,858         1,522
        Recoveries                              395           116           183
        Loans charged off                    (4,675)       (2,251)       (1,872)
                                            -------       -------       -------

     Balance at end of year                 $ 6,295       $ 6,414       $ 3,691
                                            =======       =======       =======


Note 7.  Premises and Equipment

Premises and equipment consisted of:

                                                              December 31,
                                                       -------------------------
                                                          2001            2000
                                                       ---------       ---------

     Land                                              $   1,032       $   1,032
     Buildings                                            13,238          12,879
     Furniture and equipment                              13,478          12,088
                                                       ---------       ---------
                                                          27,748          25,999
     Less accumulated depreciation                        15,297          14,046
                                                       ---------       ---------

                                                       $  12,451       $  11,953
                                                       =========       =========


Note 8.  Deposits

Deposit account balances by type are summarized as follows:

                                                              December 31,
                                                       -------------------------
                                                          2001            2000
                                                       ---------       ---------

     Non-interest-bearing demand deposits              $  73,138       $  72,956
     Savings, NOW, and money market accounts             149,599         135,025
     Time deposits of $100 or more                       150,481         208,372
     Other time deposits                                 238,926         219,650
                                                       ---------       ---------

                                                       $ 612,144       $ 636,003
                                                       =========       =========


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 8.  Deposits (Continued)

At December 31, 2001, the scheduled maturities of time deposits are as follows:

                  Year                                                  Amount
                  ----                                                  ------

                  2002                                                $  268,967
                  2003                                                    59,556
                  2004                                                    51,548
                  2005                                                     5,159
                  2006 and thereafter                                      4,177
                                                                      ----------

                                                                      $  389,407
                                                                      ==========

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                             December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------

     3 months or less                                $   44,049       $   70,515
     Over 3 months through 6 months                      45,715           47,427
     Over 6 months through 12 months                     22,606           59,851
     Over 12 months                                      38,111           30,579
                                                     ----------       ----------

                                                     $  150,481       $  208,372
                                                     ==========       ==========


Note 9.  Borrowed Funds

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

A summary of short-term borrowings follows:

                                                             December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------

     Federal funds purchased                         $      200       $       --
     Securities sold under agreements to repurchase       2,429              525
                                                     ----------       ----------

                                                     $    2,629       $      525
                                                     ==========       ==========

Federal funds purchased and securities sold under agreement to repurchase generally mature within one to ninety days from the transaction date.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 9.  Borrowed Funds (Continued)

At December 31, 2001, $18 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $73,920 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2001 are as follows:

                                                        Average
       Year                                          Interest Rate       Amount
       ----                                          -------------       ------

     2002                                                3.01%         $  16,950
     2003                                                4.77              2,000
     2004                                                2.52             14,500
     2005                                                6.18              4,000
     2006 and Thereafter                                 5.02             15,300
                                                                       ---------

                                                                       $  52,750
                                                                       =========

Notes payable consisted of the following at December 31, 2001 and 2000:

                                                                 2001      2000
                                                               -------   -------
     Line of credit loan ($5,000) to LaSalle National Bank;
     interest due quarterly at the 180-day LIBOR plus 1.50%;
     balance due on October 1, 2002; secured by 100% of the
     stock of the subsidiary banks.                            $ 5,000   $ 6,000

     Revolving credit loan ($10,000) to LaSalle National Bank;
     interest due quarterly at the 180-day LIBOR plus 1.50%;
     balance due at October 1, 2002; secured by 100% of the
     stock of the subsidiary banks.                              4,275     4,275
                                                               -------   -------

                                                               $ 9,275   $10,275
                                                               =======   =======

The note payable agreements contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, the changes in capital structure, and the guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with or had obtained appropriate waivers for all covenants for the year ended December 31, 2001.

Information concerning borrowed funds is as follows:

                                                         Years Ended December 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
     Federal Funds Purchased
        Maximum month-end balance during the year    $  2,900    $ 11,999    $ 13,000
        Average balance during the year              $  1,160    $  1,640    $  4,178
        Weighted average interest rate for the year      3.48%       7.17%       5.33%
        Weighted average interest rate at year end       2.00%        N/A        6.00%


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 9.  Borrowed Funds (Continued)

                                                             Years Ended December 31,
                                                       -----------------------------------
                                                          2001         2000         1999
                                                       ---------    ---------    ---------
     Securities Sold Under Agreements to Repurchase
        Maximum month-end balance during the year      $   5,793    $   7,344    $  22,830
        Average balance during the year                $   1,315    $   1,931    $   8,872
        Weighted average interest rate for the year         3.04%        5.96%        5.22%
        Weighted average interest rate at year end          3.69%        6.06%        5.78%

     Advances from the Federal Home Loan Bank
        Maximum month-end balance during the year      $  66,408    $  43,408    $  33,733
        Average balance during the year                $  54,064    $  37,326    $  27,636
        Weighted average interest rate for the year         5.60%        6.34%        5.52%
        Weighted average interest rate at year end          3.76%        6.43%        5.74%

     Notes Payable
        Maximum month-end balance during the year      $  10,275    $  10,775    $  10,000
        Average balance during the year                $   9,719    $  10,348    $   9,530
        Weighted average interest rate for the year         6.13%        8.04%        7.14%
        Weighted average interest rate at year end          4.11%        8.00%        7.20%


Note 10. Income Taxes

Income taxes consisted of:
                                            Years Ended December 31,
                                     -------------------------------------
                                       2001           2000           1999
                                     -------        -------        -------
     Federal
        Current                      $ 1,219        $ 1,827        $ 2,394
        Deferred                         279           (828)             5
                                     -------        -------        -------
                                       1,498            999          2,399
     State
        Current                          (26)           207            375
        Deferred                          65           (189)          (260)
                                     -------        -------        -------
                                          39             18            115
                                     -------        -------        -------

                                     $ 1,537        $ 1,017        $ 2,514
                                     =======        =======        =======


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 10. Income Taxes (Continued)

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                               Years Ended December 31,
                                                            -----------------------------
                                                              2001       2000       1999
                                                            -------    -------    -------

     Expected income taxes                                  $ 2,037    $ 1,333    $ 2,727
     Income tax effect of
        Interest earned on tax-free investments and loans      (736)      (763)      (757)
        Nondeductible interest expense incurred to
         carry tax-free investments and loans                   120        130        112
        Nondeductible amortization                              131        227        164
        State income taxes, net of federal tax benefit           36          2        245
        Other                                                   (51)        88         23
                                                            -------    -------    -------

                                                            $ 1,537    $ 1,017    $ 2,514
                                                            =======    =======    =======

The significant components of deferred income tax assets and liabilities consisted of:

                                                               December 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
     Deferred tax assets
        Allowance for loan losses                          $ 2,446      $ 2,492
        Deferred compensation, other                           236          263
                                                           -------      -------
           Total deferred tax assets                         2,682        2,755

     Deferred tax liabilities
        Depreciation                                          (527)        (537)
        Basis adjustments arising from acquisitions           (495)        (523)
        Securities available-for-sale                         (965)         (39)
        Other                                               (1,473)      (1,164)
                                                           -------      -------
           Total deferred tax liabilities                   (3,460)      (2,263)
                                                           -------      -------

              Net deferred tax assets (liabilities)        $  (778)     $   492
                                                           =======      =======


Note 11. Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. The Plan owns 485,055 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $335, $280, and $512 for the years ended December 31, 2001, 2000, and 1999, respectively.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 11. Benefit Plans  (Continued)

Effective January 1, 1999, the Company established a 401(k) salary reduction plan ("the 401(k) plan") covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $149 for the year ended December 31, 2001 and $132 for each of the years ended December 31, 2000 and 1999.

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

A summary of the status of the option plans as of December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below.

                                                  2001                      2000                      1999
                                        ---------------------------------------------------------------------------
                                                     Weighted-                 Weighted-                 Weighted-
                                                      Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                          Shares       Price       Shares        Price       Shares        Price
                                        ---------------------------------------------------------------------------

    Outstanding at beginning
      of year                              245,141   $    11.55      310,678   $    12.22      199,878   $    10.73
    Granted                                 57,882        11.75           --           --      116,250        14.53
    Exercised                              (13,508)        8.38      (17,239)        7.93       (4,950)        5.88
    Forfeited                              (24,900)       16.29      (48,298)       14.62         (500)       15.00
                                        ----------   ----------   ----------   ----------   ----------   ----------

    Outstanding at end of year             264,615        11.78      245,141        11.55      310,678        12.22
                                        ==========                ==========                ==========

    Options exercisable at
      year end                             135,170   $    10.17      122,791   $     9.69      110,212   $     8.69
                                        ==========   ==========   ==========   ==========   ==========   ==========
    Weighted-average fair
      value of options granted
      during the year                                $     3.98                       N/A                $     6.04
                                                     ==========                ==========                ==========


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 12. Stock Option Plans (Continued)

Options outstanding at year-end 2001 were as follows:

                             -------Outstanding------    ------Exercisable------
                                    -----------                -----------
                                           Weighted
                                            Average                     Weighted
                                           Remaining                    Average
         Range of                         Contractual                   Exercise
      Exercise Prices          Number        Life          Number        Price

   $  5.04  -  $  8.33          59,940       3 years        59,940     $    6.45
      9.67  -    13.00          84,475       8 years        24,430         10.17
     13.88  -    18.50         120,200       7 years        50,800         14.56
                             ---------     ---------     ---------     ---------

                               264,615     6.2 years       135,170     $   10.17
                             =========     =========     =========     =========

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. The compensation cost charged to income for nonqualified stock option grants was $61, $75, and $78 for the years ended December 31, 2001, 2000, and 1999, respectively. Had the compensation cost for all of the stock-based compensation plans been determined based on the grant date using the estimated fair value under SFAS 123, reported income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                  2001        2000        1999
                                                --------    --------    --------

   Net income for common stockholders
       As reported                              $  4,197    $  2,644    $  5,248
       Pro forma                                   4,005       2,449       4,991
   Basic earnings per common share
       As reported                                  1.06         .66        1.28
       Pro forma                                    1.01         .62        1.22
   Diluted earnings per common share
       As reported                                  1.05         .66        1.27
       Pro forma                                    1.00         .61        1.21

There were no stock options granted in 2000. The fair value of the options granted in 2001 and 1999 is estimated at $3.99 and $6.04, respectively, as of the date of grant using the Black Scholes options value model with the following assumptions:

                                                  2001        2000        1999
                                                --------    --------    --------

   Dividend yield                                 2.03%        --         1.23%
   Risk-free interest rate                        4.90%        --         5.50%
   Average life                                      7         --            7
   Expected volatility of stock price            29.58%        --        28.69%


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 13. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 97,800 shares of common stock were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

                                                        2001     2000     1999
                                                       ------   ------   ------
   Basic earnings per share
      Net income available to common stockholders      $4,197   $2,644   $5,248
                                                       ======   ======   ======

      Weighted average common shares outstanding        3,974    3,980    4,085
                                                       ======   ======   ======

         Basic earnings per share                      $ 1.06   $ 0.66   $ 1.28
                                                       ======   ======   ======

      Weighted average common shares outstanding        3,974    3,980    4,085
      Add dilutive effect of assumed exercised stock
       options                                             35       27       48
                                                       ------   ------   ------

      Weighted average common and dilutive
       potential shares outstanding                     4,009    4,007    4,133
                                                       ======   ======   ======

         Diluted earnings per share                    $ 1.05   $ 0.66   $ 1.27
                                                       ======   ======   ======


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the corresponding regulatory agency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 14. Regulatory Matters (Continued)

                                                                                 To Be Well
                                                                              Capitalized Under
                                                       To Be Adequately       Prompt Corrective
                                     Actual              Capitalized          Action Provisions
                               ----------------------------------------------------------------
                                Amount     Ratio       Amount     Ratio       Amount     Ratio
                               ----------------------------------------------------------------
As of December 31, 2001
   Total capital (to risk-
    weighted assets)
      UnionBancorp, Inc.       $63,037     11.66%     $43,250      8.00%     $54,063     10.00%
      UnionBank                 39,937     12.40       25,763      8.00       32,204     10.00
      UnionBank/Central         11,832     13.78        6,869      8.00        8,587     10.00
      UnionBank/West            15,617     13.80        9,050      8.00       11,313     10.00

   Tier I capital (to risk-
    weighted assets)
      UnionBancorp, Inc.       $55,911     10.34%     $21,625      4.00%     $32,438      6.00%
      UnionBank                 36,183     11.24       12,882      4.00       19,323      6.00
      UnionBank/Central         10,782     12.56        3,435      4.00        5,152      6.00
      UnionBank/West            14,378     12.71        4,525      4.00        6,788      6.00

   Tier I leverage ratio (to
    average assets)
      UnionBancorp, Inc.       $55,911      7.54%     $29,678      4.00%     $37,097      5.00%
      UnionBank                 36,183      8.48       17,063      4.00       21,329      5.00
      UnionBank/Central         10,782      8.10        5,326      4.00        6,658      5.00
      UnionBank/West            14,378      9.44        6,090      4.00        7,613      5.00

As of December 31, 2000
   Total capital (to risk-
    weighted assets)
      UnionBancorp, Inc.       $59,080     10.99%     $43,004      8.00%     $53,755     10.00%
      UnionBank                 35,864     11.38       25,202      8.00       31,503     10.00
      UnionBank/Central         10,843     12.61        6,878      8.00        8,598     10.00
      UnionBank/West            14,319     12.52        9,150      8.00       11,437     10.00

   Tier I capital (to risk-
    weighted assets)
      UnionBancorp, Inc.       $51,835      9.64%     $21,502      4.00%     $32,253      6.00%
      UnionBank                 31,926     10.13       12,601      4.00       18,902      6.00
      UnionBank/Central         10,242     11.91        3,439      4.00        5,158      6.00
      UnionBank/West            13,532     11.83        4,575      4.00        6,862      6.00

   Tier I leverage ratio (to
    average assets)
      UnionBancorp, Inc.       $51,835      6.90%     $30,063      4.00%     $37,580      5.00%
      UnionBank                 31,926      7.52       16,977      4.00       21,222      5.00
      UnionBank/Central         10,242      7.92        5,171      4.00        6,464      5.00
      UnionBank/West            13,532      8.10        6,679      4.00        8,349      5.00


(Continued)

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

The estimated fair values of the Company's financial instruments were as follows:

                                                   December 31,
                                    -----------------------------------------
                                           2001                  2000
                                    -----------------------------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------   --------   --------   --------

   Financial assets
      Cash and cash equivalents     $ 26,699   $ 26,699   $ 33,021   $ 33,021
      Securities                     186,282    186,282    189,719    189,719
      Loans                          498,673    497,284    498,680    494,758
      Accrued interest receivable      7,039      7,039      8,024      8,024
   Financial liabilities
      Deposits                       612,144    618,866    636,003    635,805
      Federal funds purchased and
       securities sold under
       agreements to repurchase        2,629      2,629        525        525
      Advances from the Federal
       Home Loan Bank                 52,750     52,307     43,408     43,498
      Notes payable                    9,275      9,275     10,275     10,275
      Accrued interest payable         3,954      3,954      5,749      5,749

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


(Continued)

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

                         Standby                                                Range of Rates
                         Letters    Variable Rate    Fixed Rate      Total      on Fixed Rate
                        of Credit    Commitments    Commitments   Commitments    Commitments
                        ---------    -----------    -----------   -----------    -----------
Commitments to extend
  credit and standby
  letters of credit
    December 31, 2001    $ 2,858       $51,161        $14,735       $65,896     5.50% -  7.99%
    December 31, 2000    $ 2,917       $14,497        $25,303       $42,717     6.75% - 18.00%

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


(Continued)

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

Condensed financial information for UnionBancorp, Inc. follows:

Balance Sheets (Parent Company Only)

                                                               December 31,
                                                          ----------------------
ASSETS                                                      2001           2000
                                                          ----------------------

Cash and cash equivalents                                 $   487        $   327
Investment in subsidiaries                                 72,421         69,905
Premises and equipment                                      1,202            293
Other assets                                                  590            340
                                                          -------        -------

                                                          $74,700        $70,865
                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                          ----------------------
Liabilities                                                 2001           2000
                                                          ----------------------

Notes payable                                             $ 9,275        $10,275
Other liabilities                                             780            724
                                                          -------        -------
                                                           10,055         10,999

Mandatory redeemable preferred stock                          831            831

Stockholders' equity                                       63,814         59,035
                                                          -------        -------

                                                          $74,700        $70,865
                                                          =======        =======


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 17. Condensed Financial Information - Parent Company Only (Continued)

Income Statements (Parent Company Only)

                                                             Years Ended December 31,
                                                          -----------------------------
                                                            2001       2000       1999
                                                          -----------------------------
     Dividends from subsidiaries                          $ 3,523    $ 3,429    $ 3,346
     Management fees and other                              1,796         21         38
     Interest expense                                         592        827        670
     Other expenses                                         4,491      3,299      2,791
     Income tax benefit                                    (1,161)    (1,564)    (1,297)
     Equity in undistributed earnings of subsidiaries       3,057      2,015      4,287
                                                          -------    -------    -------

     Net income                                             4,454      2,903      5,507

     Less dividends on preferred stock                        257        259        259
                                                          -------    -------    -------

     Net income on common stock                           $ 4,197    $ 2,644    $ 5,248
                                                          =======    =======    =======

Statements of Cash Flows (Parent Company Only)

                                                             Years Ended December 31,
                                                          -----------------------------
                                                            2001       2000       1999
                                                          -----------------------------
Cash flows from operating activities
     Net income                                           $ 4,454    $ 2,903    $ 5,507
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                         405        101        121
         Undistributed earnings of subsidiaries            (3,057)    (2,015)    (4,287)
         Amortization of deferred compensation -
           stock options                                       61         75         78
         Loss on sale of assets                                --        116         --
         (Increase) decrease in other assets                  250         22         (1)
         Increase (decrease) in other liabilities              56        206       (563)
                                                          -------    -------    -------
              Net cash provided by operating activities     2,169      1,408        855

Cash flows from investing activities
     Purchases of premises and equipment                     (643)       (13)      (103)
     Investment in subsidiaries                               845         --         --
                                                          -------    -------    -------
         Net cash provided by (used in) financing
           activities                                         202        (13)      (103)


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 17. Condensed Financial Information - Parent Company Only (Continued)

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  ------------------------------
Cash flows from financing activities
     Net increase (decrease) in notes payable     $(1,000)   $   775    $ 2,500
     Dividend paid on common stock                 (1,074)      (950)      (767)
     Dividends paid on preferred stock               (257)      (259)      (259)
     Proceeds from exercise of stock options          120        143         45
     Purchase of treasury stock                        --     (1,274)    (3,328)
                                                  -------    -------    -------
         Net cash used in financing activities     (2,211)    (1,565)    (1,809)
                                                  -------    -------    -------

     Net increase (decrease) in cash and
       cash equivalents                               160       (170)    (1,057)

Cash and cash equivalents
     Beginning of year                                327        497      1,554
                                                  -------    -------    -------

     End of year                                  $   487    $   327    $   497
                                                  =======    =======    =======


Note 18. Other Comprehensive Income (Loss)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  ------------------------------
     Change in unrealized gains (losses) on
       securities available-for-sale              $ 3,199    $ 3,328    $(3,370)
     Reclassification adjustment for (gains)
       losses recognized in income                   (798)        29        (45)
     Reclassification adjustment for unrealized
       gains on securities held-to-maturity
       transferred to available-for-sale               --         --        106
                                                  -------    -------    -------
         Net unrealized gains (losses)              2,401      3,357     (3,309)
     Tax expense                                      926      1,301      1,283
                                                  -------    -------    -------

     Other comprehensive income (loss)            $ 1,475    $ 2,056    $(2,026)
                                                  =======    =======    =======


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 19. Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, deposits, and mortgage banking provide the revenues in the banking segment, and insurance, trust, and holding company services are categorized as other segments.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                         Banking      Other   Consolidated
                                                         Segment    Segments     Totals
                                                         --------   --------    --------
2001
----
     Net interest income (loss)                          $ 25,000   $   (556)   $ 24,444
     Other revenue                                          6,105      5,815      11,920
     Other expense                                         19,608      6,604      26,212
     Segment profit                                         7,430     (1,439)      5,991
     Noncash items
         Depreciation                                         905        451       1,356
         Provision for loan loss                            4,161         --       4,161
         Amortization of goodwill and other intangibles       809        136         945
     Segment assets                                       741,083      7,224     748,307

2000
----
     Net interest income (loss)                          $ 24,259   $   (736)   $ 23,523
     Other revenue                                          6,335      4,805      11,140
     Other expense                                         21,433      4,452      25,885
     Segment profit                                         4,303       (383)      3,920
     Noncash items
         Depreciation                                         948        616       1,564
         Provision for loan loss                            4,858         --       4,858
         Amortization of goodwill and other intangibles     1,138        172       1,310
     Segment assets                                       749,859      8,874     758,733

1999
----
     Net interest income (loss)                          $ 24,319   $   (667)   $ 23,652
     Other revenue                                          5,850      3,638          --
     Other expense                                         19,507      4,090      23,597
     Segment profit                                         9,140     (1,119)      8,021
     Noncash items
         Depreciation                                         953        697       1,650
         Provision for loan loss                            1,522         --       1,522
         Amortization of goodwill and other intangibles       702        195         897
     Segment assets                                       695,795      8,212     704,007


(Continued)

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 20. Quarterly Results of Operations (Unaudited)

                                   Year Ended December 31, 2001                     Year Ended December 31, 2000
                                        Three Months Ended                               Three Months Ended
                           ---------------------------------------------   ----------------------------------------------
                           (A)Dec. 31   Sep. 30     June 30     March 31   (B)Dec. 31   Sep. 30     June 30   (C)March 31
                            --------    --------    --------    --------    --------    --------    --------    --------

Total interest income       $ 12,498    $ 13,236    $ 13,923    $ 14,172    $ 14,137    $ 13,848    $ 13,290    $ 12,933
Total interest expense        (6,136)     (7,070)     (7,816)     (8,363)     (8,518)     (7,991)     (7,308)     (6,868)
                            --------    --------    --------    --------    --------    --------    --------    --------
Net interest income            6,362       6,166       6,107       5,809       5,619       5,857       5,982       6,065

Provision for loan losses      2,890         596         366         309       2,859         753         653         593
Noninterest income             3,045       3,045       3,018       2,812       2,806       3,015       2,541       2,778
Noninterest expense            7,075       6,531       6,476       6,130       6,525       6,202       6,306       6,852
                            --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before
  income taxes                  (558)      2,084       2,283       2,182        (959)      1,917       1,564       1,398
Income tax expense
  (benefit)                     (424)        616         698         647        (527)        668         476         400
                            --------    --------    --------    --------    --------    --------    --------    --------
                                (134)      1,468       1,585       1,535        (432)      1,249       1,088         998
Preferred stock dividend          63          64          65          65          65          64          65          65
                            --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss) for
  common stockholders       $   (197)   $  1,404    $  1,520    $  1,470    $   (497)   $  1,185    $  1,023    $    933
                            ========    ========    ========    ========    ========    ========    ========    ========

Basic earnings (loss)
  per share                 $  (0.04)   $   0.35    $   0.38    $   0.37    $  (0.13)   $   0.30    $   0.26    $   0.23
                            ========    ========    ========    ========    ========    ========    ========    ========

Diluted earnings (loss)
  per share                 $  (0.05)   $   0.35    $   0.38    $   0.37    $  (0.13)   $   0.30    $   0.26    $   0.23
                            ========    ========    ========    ========    ========    ========    ========    ========

(A) The net loss for the three months ended December 31, 2001 is due to the increase in the provision for loan losses, which was influenced by deterioration in overall credit quality and the impact of various identified credits. In addition, during the three months ended December 31, 2001, the Company also instituted various tax planning strategies to reduce tax expense.

(B) The net loss for the three months ended December 31, 2000 is due to the increase in the provision for loan losses, which was primarily the result of one identified problem loan and the increase in noninterest expense because of employee severance packages.

(C) The net income for the three months ended March 31, 2000 is lower due to increased noninterest expenses related to the resignation of the Company's Chief Executive Officer.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information beginning on page 2 of the Company's 2002 Proxy Statement under the caption "Election of Directors" and on pages 4 through 6 of the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2002 Proxy Statement is noted below.

Executive Officers

         The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2002 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2001, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

         Charles J. Grako, 48, has been the President of the Company since 1999 and in 2000 earned the distinction of Chief Executive Officer. Prior to becoming President, Mr. Grako served as Executive Vice President and had been the Company's Chief Financial Officer since 1990. Mr. Grako is a member of the Board of Directors of UnionBancorp and is the Chairman of the Board for UnionBank/Central and UnionBank/West. He also serves as Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

         Jimmie D. Lansford, 62, was promoted from Senior Vice President to Executive Vice President in the fourth quarter of 2000 and continues to serve as the Director of Organizational Development & Planning, a position he has held since 1996. A member of the Board of Directors since 1988, Mr. Lansford currently sits on the UnionBancorp and UnionBank/Northwest Boards and acts as Chairman of the Board for UnionBank. In addition to his vast array of in-house responsibilities, he is active in the local community college where he serves on the Board of Trustees. Prior to his tenure with the Company, Mr. Lansford was the Chief Executive Officer of St. Mary's Hospital in Streator, Illinois.

         Gaylon E. Martin, 55, is the newest addition to the executive team, joining the Company in January of 2001 as Senior Vice President and Chief Credit Officer. A seasoned veteran of the industry, Mr. Martin began his career in 1972 and has since gone on to fill several key management slots including serving as the Chief Executive Officer of Farmers National Bank of Geneseo and, most recently, as President and Managing Officer of Norwest/Wells Fargo of Geneseo. In 2001, Mr. Martin was also named to the Board of Directors of UnionBank/West.

         Kurt R. Stevenson, 35, was named Vice President & Chief Financial Officer in the summer of 2000, filling the vacancy created by Mr. Grako's new appointment. Also in 2000 and 2001, Mr. Stevenson served on the Board of Directors of UnionFinancial Services, Inc., prior to its integration with UnionTrust Corporation. Before stepping into his new role, he had been acting as the Company's Vice President & Controller since 1996 and had served in various operational capacities since joining the organization. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

Item 11. Executive Compensation

         The information on pages 6 through 8 of the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated by reference, excluding however the information contained under the sub-heading "Board Compensation Committee Report on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information on pages 4 through 6 of the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         The information on page 11 of the 2002 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Index to Financial Statements

         The index to Financial Statements is contained in Item 8, appearing on page 36 of this Form 10-K.

(a)(2)   Financial Statement Schedules

         All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         (1) On December 28, 2001, the Company filed a Form 8-K, under Item 5 "Other Information," reporting that the Company had issued a press release regarding an additional provision for loan loss during the fourth quarter, 2001.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

                                  UNIONBANCORP, INC.

                                  By: /s/ CHARLES J. GRAKO
                                      -----------------------------------------
                                      Charles J. Grako
                                      President and Principal Executive Officer

                                  By: /s/ KURT R. STEVENSON
                                      -----------------------------------------
                                      Kurt R. Stevenson
                                      Vice President and Principal Financial and
                                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2002.

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
Jimmie D. Lansford                          John A. Trainor
Director                                    Director

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K


                                                     Incorporated

Exhibit                                                Herein By                 Filed
   No.               Description                     Reference To               Herewith
   ---               -----------                     ------------               --------

  3.1         Restated Certificate of          Incorporated by reference
              Incorporation of                 from Exhibit 3.1 to the
              UnionBancorp, Inc., as           Registration Statement on
              amended                          Form S-1 filed by the
                                               Company on August 19, 1996
                                               1996 (SEC File No. 33-
                                               9891), as amended

  3.2         Bylaws of                        Incorporated by reference
              UnionBancorp, Inc.               from Exhibit 3.2 to the
                                               Registration Statement on
                                               Form S-1 filed by the
                                               Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  4.1         Certificate of                   Incorporated by reference
              Designation, Preferences         from Exhibit 4.3 to the
              and Rights of Series A           Registration Statement on
              Convertible Preferred            Form S-1 filed by the
              Stock of UnionBancorp,           Company on August 19,
              Inc.                             1996 (SEC File No. 33-
                                               9891), as amended

  4.2         Certificate of                   Incorporated by reference
              Designation, Preferences         from Exhibit 4.4 to the
              and Rights of Series B           Registration Statement on
              Preferred Stock of               Form S-1 filed by the
              UnionBancorp, Inc.               Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  4.3         Certificate of                   Incorporated by reference
              Designation, Preferences         from Exhibit 4.5 to the
              and Rights of Series C           Registration Statement on
              Junior Participating             Form S-1 filed by the
              Preferred Stock                  Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

                                                     Incorporated
Exhibit                                                Herein By                 Filed
   No.               Description                     Reference To               Herewith
   ---               -----------                     ------------               --------

  4.4         Specimen Common                  Incorporated by reference
              Stock Certificate of             from Exhibit 4.6 to the
              UnionBancorp, Inc.               Registration Statement on
                                               Form S-1 filed by the
                                               Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  4.5         Rights Agreement                 Incorporated by reference
              between UnionBancorp,            from Exhibit 4.7 to the
              Inc. and Harris Trust and        Registration Statement on
              Savings Bank, dated              Form S-1 filed by the
              August 5, 1996                   Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  10.1        Registration Agreement           Incorporated by reference
              dated August 6, 1996,            from Exhibit 10.10 to the
              between UnionBancorp,            Registration Statement on
              Inc. and each of Wayne           Form S-1 filed by the
              W. Whalen and Dennis             Company on August 19,
              J. McDonnell                     1996 (SEC File No. 33-
                                               9891), as amended

  10.2        Loan Agreement                   Incorporated by reference
              between UnionBancorp,            from Exhibit 10.11 to the
              Inc. and LaSalle                 Registration Statement on
              National Bank dated              Form S-1 filed by the
              August 2, 1996                   Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  10.3        UnionBancorp, Inc.               Incorporated by reference
              Employee Stock                   from Exhibit 10.12 to the
              Ownership Plan                   Registration Statement on
                                               Form S-1 filed by the
                                               Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

  10.4        UnionBancorp, Inc. 1993          Incorporated by reference
              Stock Option Plan, as            from Exhibit 10.13 to the
              amended                          Registration Statement on
                                               Form S-1 filed by the
                                               Company on August 19,
                                               1996 (SEC File No. 33-
                                               9891), as amended

                                                     Incorporated
Exhibit                                                Herein By                 Filed
   No.               Description                     Reference To               Herewith
   ---               -----------                     ------------               --------

  10.5        UnionBancorp, Inc. 2000          Incorporated by reference
              Incentive Compensation           from Exhibit 10.1 to
              Plan                             UnionBancorp's
                                               Quarterly Report on Form
                                               10-Q for the quarter
                                               ended September 30,
                                               2001 as filed with the
                                               SEC on November 13,
                                               2001

  10.6        Employment Agreement             Incorporated by reference
              between UnionBancorp,            from Exhibit 10.2 to
              Inc. and Paul R. Tingley         UnionBancorp's
              dated August 22, 2001            Quarterly Report on Form
                                               10-Q for the quarter
                                               ended September 30,
                                               2001 as filed with the
                                               SEC on November 13,
                                               2001

  13.1        Portions of the 2001                                                  *
              Annual Report to
              Stockholders (as
              incorporated by
              reference into this Form
              10-K)

  21.1        Subsidiaries of
              UnionBancorp, Inc.                                                    *

  23.1        Consent of Crowe,                                                     *
              Chizek and Company
              LLP

  99.1        Portions of the 2002             Incorporated by reference
              Proxy Statement (as              from the Schedule 14A
              incorporated by                  filed by the Company on
              reference into this Form         March 15, 2002 (SEC File
              10-K)                            No. 0-28846)