Form 10-Q
period 2002-03-31
UNIONBANCORP INC
filed 2002-05-14
CIK 1019650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                            Shares outstanding at  May 14, 2002
-----------------------------                -----------------------------------
Common Stock, Par Value $1.00                             3,979,056


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

         o    Consolidated Statements of Income and Comprehensive Income .....2

         o    Consolidated Statements of Cash Flows...........................3

         o    Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition..........................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................23

Item 2.  Changes in Securities...............................................23

Item 3.  Defaults Upon Senior Securities.....................................23

Item 4.  Submission of Matters to a Vote of Security Holders.................23

Item 5.  Other Information...................................................23

Item 6.  Exhibits and Reports on Form 8-K....................................23

SIGNATURES...................................................................23

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------------------------

                                                                                    March 31,     December 31,
                                                                                      2002            2001
                                                                                   -----------    -----------
ASSETS
Cash and cash equivalents                                                          $    27,184    $    26,699
Securities available-for-sale                                                          193,225        186,282
Loans                                                                                  490,144        504,968
Allowance for loan losses                                                               (6,387)        (6,295)
                                                                                   -----------    -----------
     Net loans                                                                         483,757        498,673
Premises and equipment, net                                                             13,629         12,451
Intangible assets, net                                                                   8,506          8,607
Mortgage servicing rights                                                                2,390          2,102
Other assets                                                                            12,856         13,493
                                                                                   -----------    -----------

         Total assets                                                              $   741,547    $   748,307
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                      $    67,714    $    73,138
         Interest-bearing                                                              548,159        539,006
                                                                                   -----------    -----------
              Total deposits                                                           615,873        612,144
     Federal funds purchased and securities sold
       under agreements to repurchase                                                    4,342          2,629
     Advances from the Federal Home Loan Bank                                           39,950         52,750
     Notes payable                                                                       9,275          9,275
     Other liabilities                                                                   6,911          6,864
                                                                                   -----------    -----------
         Total liabilities                                                             676,351        683,662
                                                                                   -----------    -----------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                               831            831
                                                                                   -----------    -----------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                                --             --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)            500            500
     Series C preferred stock; 4,500 shares authorized; none issued                         --             --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,569,319 shares issued at March 31, 2002 and
         December 31, 2001                                                               4,569          4,569
     Surplus                                                                            21,841         21,841
     Retained earnings                                                                  41,487         40,560
     Accumulated other comprehensive income                                              1,148          1,536
     Unearned compensation under stock option plans                                        (56)           (68)
                                                                                   -----------    -----------
                                                                                        69,489         68,938
     Treasury stock, at cost; 590,263 shares                                            (5,124)        (5,124)
                                                                                   -----------    -----------
              Total stockholders' equity                                                64,365         63,814
                                                                                   -----------    -----------

              Total liabilities and stockholders' equity                           $   741,547    $   748,307
                                                                                   ===========    ===========


See Accompanying Notes to U naudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2002 and 2001 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
Interest income
    Loans                                               $    9,535    $   11,254
    Securities
       Taxable                                               1,712         2,349
       Exempt from federal income taxes                        439           504
    Federal funds sold and other                                44            65
                                                        ----------    ----------
       Total interest income                                11,730        14,172

Interest expense
    Deposits                                                 4,796         7,400
    Federal funds purchased and securities sold
      under agreements to repurchase                            28            13
    Advances from the Federal Home Loan Bank                   592          744
    Notes payable                                               96           206
                                                        ----------    ----------
       Total interest expense                                5,512         8,363
                                                        ----------    ----------
Net interest income                                          6,218         5,809
Provision for loan losses                                      519           309
                                                        ----------    ----------
Net interest income after provision for loan losses          5,699         5,500

Noninterest income
    Service charges                                            591           644
    Merchant fee income                                        244           257
    Trust income                                               180           172
    Mortgage banking income                                    631           443
    Insurance commissions and fees                             544           671
    Securities gains, net                                      243            82
    Other income                                               570           543
                                                        ----------    ----------
                                                             3,003         2,812
Noninterest expenses
    Salaries and employee benefits                           3,884         3,166
    Occupancy expense, net                                     453           479
    Furniture and equipment expense                            390           406
    Supplies and printing                                      157           167
    Telephone                                                  225           188
    Amortization of intangible assets                          101           248
    Other expenses                                           1,706         1,476
                                                        ----------    ----------
                                                             6,916         6,130
                                                        ----------    ----------
Income before income taxes                                   1,786         2,182
Income taxes                                                   517           647
                                                        ----------    ----------
Net income                                                   1,269         1,535
Preferred stock dividends                                       64            65
                                                        ----------    ----------

Net income for common stockholders                      $    1,205    $    1,470
                                                        ==========    ==========
Basic earnings per share                                $     0.30    $     0.37
                                                        ==========    ==========
Diluted earnings per common share                       $     0.30    $     0.37
                                                        ==========    ==========

Comprehensive income                                    $      817    $    2,892
                                                        ==========    ==========


See Accompanying Nots to Unaudited Financial Statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                             2002          2001
                                                                          ----------    ----------
Cash flows from operating activities
    Net income                                                            $    1,269    $    1,535
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                              324           318
       Amortization of intangible assets                                         101           248
       Amortization of unearned compensation under stock option plans             12            17
       Amortization of bond premiums, net                                        397            35
       Provision for loan losses                                                 519           309
       Securities gains, net                                                    (243)          (82)
       Gain on sale of equipment                                                  --            (1)
       Loss on sale of real estate acquired in settlement of loans                13            51
       Gain on sale of loans                                                    (612)         (365)
       Proceeds from sales of loans held for sale                             47,346        26,387
       Origination of loans held for sale                                    (45,099)      (23,323)
       Change in assets and liabilities
          Decrease in other assets                                               785         1,126
          Increase (decrease) in other liabilities                                47        (1,026)
                                                                          ----------    ----------
              Net cash provided by operating activities                        4,859         5,229

Cash flows from investing activities
    Securities
       Available-for-sale
          Proceeds from maturities and paydowns                               19,944        24,231
          Proceeds from sales                                                  9,268            --
          Purchases                                                          (36,774)      (33,109)
    Net increase (decrease) in loans                                          12,195        (1,071)
    Purchase of premises and equipment                                        (1,502)         (167)
Proceeds from sale of real estate acquired in settlement of loans                196           227
Proceeds from sale of equipment                                                   --             4
                                                                          ----------    ----------
              Net cash provided by (used in) investing activities              3,327        (9,885)

Cash flows from financing activities
    Net increase (decrease) in deposits                                        3,729       (19,231)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                       1,713             4
    Increase (decrease) in advances from the Federal Home Loan Bank          (12,800)       12,000
    Payments on notes payable                                                     --          (500)
    Dividends on common stock                                                   (279)         (238)
    Dividends on preferred stock                                                 (64)          (65)
    Proceeds from exercise of stock options                                       --            39
                                                                          ----------    ----------
              Net cash used in financing activities                           (7,701)       (7,991)
                                                                          ----------    ----------

Net increase (decrease) in cash and cash equivalents                             485       (12,647)

Cash and cash equivalents
    Beginning of period                                                       26,699        33,021
                                                                          ----------    ----------

    End of period                                                         $   27,184    $   20,374
                                                                          ==========    ==========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The annualized results of operations during the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002.

Note 2.  Earnings Per Share

Basic earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Net income available to common shareholders             $    1,205    $    1,470
Weighted average common shares outstanding                   3,979         3,968
                                                        ----------    ----------

    Basic Earnings Per Common Share                     $     0.30    $     0.37
                                                        ==========    ==========


Diluted Earnings Per Common Share                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Weighted average common shares outstanding                   3,979         3,968
Add: dilutive effect of assumed exercised stock options         42            27
                                                        ----------    ----------

Weighted average common and dilutive
    Potential shares outstanding                             4,021         3,995
                                                        ==========    ==========

    Diluted Earnings Per Common Share                   $     0.30    $     0.37
                                                        ==========    ==========

There were approximately 70,550 and 115,550 options outstanding at March 31, 2002 and 2001, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities

The Company's consolidated securities portfolio, which represented 26.5% of the Company's quarterly average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. Other securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and SBA pooled securities. The Company's financial planning anticipates income streams generated by the securities portfolio are based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $193,225 at March 31, 2002 compared to $186,282 at December 31, 2001. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the amortized cost and fair value of securities available-for-sale at March 31, 2002 and December 31, 2001:

                                                              March 31, 2002
                                             -----------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
                                                Cost       Gains        Losses       Value
                                             ---------   ---------    ---------    ---------

U.S. treasury                                $   1,005   $      24    $      --    $   1,029
U.S. government agencies                        56,727         395         (206)      56,916
States and political subdivisions               35,895         839          (67)      36,667
U.S. government mortgage-backed securities      76,728         831         (122)      77,437
Collateralized mortgage obligations and
    other asset backed securities                7,766         216           --        7,982
Corporate bonds                                    986          --           --          986
Other                                           12,229          16          (37)      12,208
                                             ---------   ---------    ---------    ---------

                                             $ 191,336   $   2,321    $    (432)   $ 193,225
                                             =========   =========    =========    =========


                                                            December 31, 2001
                                             -----------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
                                                Cost       Gains        Losses       Value
                                             ---------   ---------    ---------    ---------

U.S. treasury                                $   1,006   $      30    $      --    $   1,036
U.S. government agencies                        42,748         727          (75)      43,400
States and political subdivisions               36,592         829          (77)      37,344
U.S. government mortgage-backed securities      85,556         876         (154)      86,278
Collateralized mortgage obligations and
    other asset backed securities               12,021         345           --       12,366
Other                                            5,858          --           --        5,858
                                             ---------   ---------    ---------    ---------

                                             $ 183,781   $   2,807    $    (306)   $ 186,282
                                             =========   =========    =========    =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 4.  Loans

The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group.

The following table describes the composition of loans by major categories outstanding at March 31, 2002 and December 31, 2001:

                                  March 31, 2002           December 31, 2001
                              -----------------------   ------------------------
                                   $            %            $            %
                              ----------   ----------   ----------   ----------
Commercial                    $  104,377        21.30%  $  107,382        21.27%
Agricultural                      34,775         7.09       40,563         8.03
Real estate:
    Commercial mortgages         155,739        31.77      150,878        29.88
    Construction                  20,823         4.25       23,676         4.69
    Agricultural                  33,596         6.85       34,611         6.85
    1-4 family mortgages          89,685        18.30       94,368        18.69
Installment                       48,797         9.96       50,961        10.09
Other                              2,352         0.48        2,529         0.50
                              ----------   ----------   ----------   ----------
Total loans                      490,144       100.00%     504,968       100.00%
                                           ==========                ==========
Allowance for loan losses         (6,387)                   (6,295)
                              ----------                ----------

    Loans, net                $  483,757                $  498,673
                              ==========                ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 5.  Allowance For Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 are summarized below:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------

Beginning balance                                      $  6,295           6,414

Charge-offs:
    Commercial                                              333             136
    Real estate mortgages                                   132              50
    Installment and other loans                             118              63
                                                       --------        --------
       Total charge-offs                                    583             249
                                                       --------        --------

Recoveries:
    Commercial                                              130               5
    Real estate mortgages                                     6              --
    Installment and other loans                              20              12
                                                       --------        --------
       Total recoveries                                     156              17
                                                       --------        --------

Net charge-offs                                             427             232
                                                       --------        --------
Provision for loan losses                                   519             309
                                                       --------        --------

Ending balance                                         $  6,387        $  6,491
                                                       ========        ========

Period end total loans, net of
  unearned interest                                    $490,144        $502,912
                                                       ========        ========

Average loans                                          $498,912        $506,121
                                                       ========        ========

Ratio of net charge-offs to
    average loans                                          0.09%           0.05%
Ratio of provision for loan losses
    to average loans                                       0.10            0.06
Ratio of allowance for loan losses
    to ending total loans                                  1.30            1.29
Ratio of allowance for loan losses
    to total nonperforming loans                          72.63           67.74
Ratio of allowance at end of period
    to average loans                                       1.28            1.28

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

Note 7.  Segment Information

The Company's operations are managed along two major operating segments: banking and other. Loans, investments, deposits, and mortgage banking provide the revenues in the banking segment. Insurance, brokerage, trust, asset management, data processing, and holding company services are categorized as other segments. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals. The accounting policies used are the same as those described in the summary of significant accounting policies. Information reported for internal performance assessment is summarized below:

                                                     Three Months Ended
                                           -------------------------------------
                                                       March 31, 2002
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           --------     --------      --------

Net interest income (loss)                 $  6,312     $    (94)     $  6,218
Other revenue                                 2,138          865         3,003
Other expense                                 5,187        1,729         6,916
Segment profit (loss)                         2,744         (958)        1,786
Noncash items
    Depreciation                                205          119           324
    Provision for loan losses                   519           --           519
    Goodwill and other intangibles               95            6           101
Segment assets                              734,836        6,711       741,547


                                                     Three Months Ended
                                           -------------------------------------
                                                       March 31, 2001
                                           -------------------------------------
                                           Banking       Other      Consolidated
                                           Segment      Segments       Totals
                                           --------     --------      --------

Net interest income (loss)                 $  5,995     $   (186)     $  5,809
Other revenue                                 1,818          994         2,812
Other expense                                 4,570        1,560         6,130
Segment profit (loss)                         2,934         (752)        2,182
Noncash items
    Depreciation                                195          123           318
    Provision for loan losses                   309           --           309
    Goodwill and other intangibles              209           39           248
Segment assets                              745,534        7,090       752,624

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 8.  New Accounting Standards

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which was adopted by the Company on January 1, 2002. At March 31, 2002, the Company has $7,597 of goodwill. Approximately $2,197 of the goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense. The Company has not yet completed the first step of its impairment testing of goodwill to determine if goodwill is impaired. This is expected to be completed by the end of the second quarter. The impact of this standard on the periods ended March 31, 2002 and 2001 was as follows:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Reported net income                                     $    1,269    $    1,535
Add back: goodwill amortization                                 --            99
                                                        ----------    ----------

    Adjusted net income                                 $    1,269    $    1,634
                                                        ==========    ==========


Basic Earnings Per Common Share                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Reported net income                                     $     0.30    $     0.37
Add back: goodwill amortization                                 --          0.02
                                                        ----------    ----------

    Adjusted net income                                 $     0.30    $     0.39
                                                        ==========    ==========


Diluted Earnings Per Common Share                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Reported net income                                     $     0.30    $     0.37
Add back: goodwill amortization                                 --          0.02
                                                        ----------    ----------

    Adjusted net income                                 $     0.30    $     0.39
                                                        ==========    ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months ended March 31, 2002 as compared to the same periods in 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K. Annualized results of operations during the three month period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

UnionBancorp, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its banking subsidiaries (the "Banks"), but also derives revenue from its nonbank subsidiary, UnionFinancial Services & Trust Company (the "Nonbank"). The Company provides a full range of services to individual and corporate customers located in the north central and west central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and the Banks are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Results of Operations

Net Income. Net income equaled $1,269 or $0.30 per fully diluted share for the three months ended March 31, 2002. This compares with net income of $1,535 or $0.37 per fully diluted share for the same period in 2001 and represents decreases of 18.9% in per share earnings and 17.3% in net income.

These results were impacted by increases in noninterest expense, incurred to support the growing levels of business activities and the provision for loan losses. Offsetting these factors was an increase in net interest income as a result of the decrease in cost of funds, gains on the sale of securities, and another strong quarter in the mortgage banking division in both volume and revenue generation.

Return on average assets was 0.69% for the first quarter of 2002 compared to the 0.82% for the same period in 2001. Return on average stockholders' equity was 7.96% for the first quarter of 2002 compared to 10.18% for the same period in 2001. Return on average tangible equity capital equaled 9.19% for the three months ended March 31, 2002, compared to 12.69% for the same period in 2001.

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

Net interest income was $6,468 for the first quarter ended March 31, 2002, compared with $6,094 earned during the same period in 2001. This represented an increase of $374 or 6.1%. The improvement in net interest income is attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $2,851 exceeding the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $2,477. Also contributing to the increase in net interest income was average noninterest-bearing deposit growth of $3,560, or 5.3%, over the same period in 2001.

The $2,477 change in interest income resulted from decreases of $240 associated with volume and $2,237 decline related to rate. The majority of the decrease in interest income was related to a 127 basis point decline in interest earned on average loans driven by the commercial loan portfolio. The $2,851 change in interest expense resulted from decreases of $369 associated with volume and $2,482 associated with rate. The majority of the decrease was attributable to a reduction in the rates paid on total interest-bearing liabilities located in expensive wholesale funding sources, including brokered deposits, which resulted in a 184 basis point decrease in the cost of total time deposits. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

The net interest margin on a tax equivalent basis for the period increased 26 basis points to 3.77% as compared to the prior quarter's 3.51% and an increase from the 3.76% earned during the fourth quarter of 2001. The Company's net interest margin was positively impacted by the decline in short term interest

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


rates, the steepening of the yield curve, and a greater concentration of noninterest bearing sources. Consequently, liabilities repriced downward at a faster pace than rates declined on earning-assets. This was offset by narrower loan spreads, due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth, and the cost of carrying a higher level of nonperforming loans. Specifically, yields on interest-earning assets decreased 133 basis points to 6.99% as compared to the prior year's quarter 8.32%. In contrast, rates paid on interest-bearing liabilities decreased 178 basis points to 3.69% as compared to the prior year's quarter 5.47%.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                                 For the Three Months Ended March 31,
                                   ---------------------------------------------------------------
                                                2002                             2001
                                   ------------------------------   ------------------------------
                                              Interest                         Interest                      Change Due To:
                                   Average    Income/    Average    Average    Income/    Average    ------------------------------
                                   Balance    Expense      Rate     Balance    Expense      Rate      Volume      Rate        Net
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS

Interest-earning assets
   Interest-earning deposits       $  1,299   $      8       2.50%  $  1,611   $     20       5.03%  $     (3)  $     (9)  $    (12)
   Securities (1)
     Taxable                        148,802      1,704       4.64    152,093      2,329       6.21        (49)      (576)      (625)
     Non-taxable (2)                 35,571        665       7.58     40,567        763       7.63        (79)       (19)       (98)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
       Total securities (tax
         equivalent)                184,373      2,369       5.21    192,660      3,092       6.51       (128)      (595)      (723)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
     Federal funds sold              10,909         44       1.64      4,388         65       6.10         49        (70)       (21)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
     Loans (3)(4)
       Commercial                   142,872      2,561       7.27    151,134      3,449       9.26       (180)      (708)      (888)
       Real estate                  304,085      5,751       7.67    299,067      6,413       8.70        106       (768)      (662)
       Installment and other         51,955      1,247       9.73     55,920      1,418      10.28        (84)       (87)      (171)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
         Net loans (tax
           equivalent)              498,912      9,559       7.77    506,121     11,280       9.04       (158)    (1,563)    (1,721)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
           Total interest-earning
             assets                 695,493     11,980       6.99    704,780     14,457       8.32       (240)    (2,237)    (2,477)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents         18,584                           19,679
   Premises and equipment, net       12,777                           11,818
   Other assets                      21,985                           20,012
                                   --------                         --------
     Total nonearning assets         53,346                           51,509
                                   --------                         --------
       Total assets                $748,839                         $756,289
                                   ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                    $ 44,347   $    129       1.18%  $ 41,986   $    251       2.42%  $     13   $   (135)  $   (122)
   Money market accounts             62,577        312       2.02     49,605        430       3.52         95       (213)      (118)
   Savings deposits                  50,107        180       1.46     44,892        268       2.42         28       (116)       (88)
   Time deposits                    389,005      4,175       4.35    422,792      6,451       6.19       (482)    (1,794)    (2,276)
   Federal funds purchased and
     repurchase agreements            3,476         28       3.27      1,359         13       3.88         17         (2)        15
   Advances from FHLB                47,314        592       5.07     48,975        744       6.16        (24)      (128)      (152)
   Notes payable                      9,294         96       4.19     10,142        206       8.24        (16)       (94)      (110)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
     Total interest-bearing
       liabilities                  606,120      5,512       3.69    619,751      8,363       5.47       (369)    (2,482)    (2,851)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits      70,549                           66,989
   Other liabilities                  7,468                            8,407
                                   --------                         --------
     Total noninterest-bearing
       liabilities                   78,017                           75,396
                                   --------                         --------
   Stockholders' equity              64,702                           61,142
                                   --------                         --------

   Total liabilities and
     stockholders' equity          $748,839                         $756,289
                                   ========                         ========
   Net interest income (tax
     equivalent)                              $  6,468                         $  6,094              $    129   $    245   $    374
                                              ========                         ========              ========   ========   ========
   Net interest income (tax
     equivalent) to total earning
       assets                                                3.77%                            3.51%
                                                         ========                         ========
   Interest-bearing liabilities
     to earning assets                87.15%                           87.94%
                                   ========                         ========

---------------------------------------------

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

The provision for loan losses charged to operating expense for the first quarter of 2002 totaled $519, an increase of $210 over the $309 recorded during the same period a year ago. The provision for loan losses increased the allowance for loan losses in response to the gradual deterioration of various seasoned loans, nonperforming loans, net charge-offs and delinquencies, coupled with concerns over the economy's deteriorating economic impact, particularly in light of the unprecedented events on and subsequent to September 11.

Net charge-offs for the first quarter of 2002 were $427 compared with $232 in 2000. Annualized net charge-offs increased to 0.09% of average loans for 2002 compared to 0.05% in the same period in 2001. The increase in net charge-offs was largely the result of several credits which were identified as requiring the status of watch list and specific allocation. These credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off.

Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by peers throughout the financial community. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take action to limit credit exposure.

Noninterest Income. The following table summarizes the Company's noninterest income:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Service charges                                         $      591    $      644
Merchant fee income                                            244           257
Trust income                                                   180           172
Mortgage banking income                                        631           443
Insurance commissions and fees                                 544           671
Securities gains, net                                          243            82
Other income                                                   570           543
                                                        ----------    ----------
                                                        $    3,003    $    2,812
                                                        ==========    ==========

Noninterest income, which consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and data processing product lines, totaled $3,003 for the three months ended March 31, 2002, as

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


compared to $2,812 for the same time frame in 2001. Exclusive of net securities gains, core noninterest income increased $30 or 1.1%. As a percentage of total income, (net interest income plus noninterest income), core noninterest income decreased to 31.7% versus 32.6% for the first quarter of 2001.

The majority of the core increase was related to a $188 improvement in mortgage banking income. Mortgage banking income includes fees generated from underwriting, originating, and servicing, in addition to gains realized from the sale of these loans. This improvement was offset by lower than anticipated insurance fees and overdraft and nsf fees. The combined categories of merchant fee income, trust income, and other income remained relatively stable with only slight quarter-over-quarter changes.

Noninterest Expense. The following table summarizes the Company's noninterest expense:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Salaries and employee benefits                          $    3,884    $    3,166
Occupancy expense, net                                         453           479
Furniture and equipment expense                                390           406
Supplies and printing                                          157           167
Telephone                                                      225           188
Amortization of intangible assets                              101           248
Other expenses                                               1,706         1,476
                                                        ----------    ----------
                                                        $    6,916    $    6,130
                                                        ==========    ==========

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, totaled $6,916 for the three months ended March 31, 2002, as compared to $6,130 for the same timeframe in 2001. This represented an increase of $786 or 12.8%.

The increase in noninterest expense on a quarter-over-quarter basis was attributable, in large part, to a substantial rise in salaries and benefits as we invested in our own future through the recruitment and retention of high-quality, seasoned industry professionals to fill existing vacancies, as well as new positions associated with the start up of our Yorkville office. In addition, a higher concentration of salary expenditures is also currently being realized by our mortgage banking division related to heightened levels of production due to the favorable interest rate environment.

Also contributing were increases in telephone and other expenses due to the volume of real estate appraisals and other mortgage related expenses, debit card expense, and legal fees related to nonperforming loans. These increases were partially offset by a decrease in goodwill amortization due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The combined categories of occupancy expense, furniture and equipment expense, and supplies and printing remained relatively stable with only slight quarter-over-quarter changes.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months ended March 31, 2002 and 2001.

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

Income before income taxes                             $    1,786    $    2,182
Applicable income taxes                                       517           647
Effective tax rates                                          28.9%         29.7%

Tax expense for the quarterly periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company recorded income tax expense of $517 and $647 for the quarters ended March 31, 2002 and 2001, respectively. Effective tax rates equaled 28.9% and 29.7% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. In addition, the Company has reduced tax expense through various tax planning initiatives.

Preferred Stock Dividends. The Company paid $64 and $65 of preferred stock dividends for the quarters ended March 31, 2002 and 2001, respectively.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2002 and December 31, 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


                                              March 31, 2002
                                    -----------------------------------
                                            Net Interest Income
                                    -----------------------------------
                                     Amount        Change       Change
                                     ------        ------       ------
                                          (Dollars in Thousands)

         +200 bp                    $26,707       $    35         0.13%
         +100 bp                     26,712            40         0.15
            Base                     26,672            --           --
         -100 bp                     26,780           108         0.40
         -200 bp                     26,440          (232)       (0.87)

Based upon the Company's model at March 31, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 0.13% or approximately $35. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 0.87% or approximately $232. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable.

                                             December 31, 2001
                                    -----------------------------------
                                            Net Interest Income
                                    -----------------------------------
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

Based upon the Company's model at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.12% or approximately $851. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 4.35% or approximately $1,188.

Financial Condition

General. As of March 31, 2002, the Company had total assets of $741,547, gross loans of $490,144, total deposits of $615,873, and total stockholders' equity of $64,365. Total assets decreased by $6,760 or 0.9% from year-end 2001. Total gross loans decreased by $14,824 or 2.9% from year-end 2001 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. Total deposits increased by $3,729 or 0.6% from year-end 2001.

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

Despite a diversified loan portfolio, the Company experienced credit quality deterioration and saw a rise in the level of nonperforming loans during the first three months of the year. A weakening economy, among other factors, resulted in the level of nonperforming assets increasing to $11,038 versus the $10,761 that existed as of December 31, 2001. The level of nonperforming assets to total end of period assets was 1.49% at March 31, 2002, as compared to 1.44% at December 31, 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                          2002                            2001
                                                       ----------   -------------------------------------------------
                                                         Mar 31,      Dec 31,      Sep 30,     June 30,      Mar 31,
                                                       ----------   ----------   ----------   ----------   ----------
Nonaccrual and impaired loans not
  accruing                                             $    7,026   $    7,259   $    8,753   $    8,237   $    8,448
Impaired and other loans 90 days past
  due and still accruing interest                           1,768        1,616        2,576        2,683        1,134
                                                       ----------   ----------   ----------   ----------   ----------
     Total nonperforming loans                              8,794        8,875       11,329       10,920        9,582
Other real estate owned                                     2,244        1,886          534          598          562
                                                       ----------   ----------   ----------   ----------   ----------

     Total nonperforming assets                        $   11,038   $   10,761   $   11,863   $   11,518   $   10,144
                                                       ==========   ==========   ==========   ==========   ==========

Nonperforming loans to total end of period loans             1.79%        1.76%        2.24%        2.18%        1.91%
Nonperforming assets to total end of period loans            2.25         2.13         2.34         2.30         2.02
Nonperforming assets to total end of period assets           1.49         1.44         1.56         1.55         1.35

Allowance for Loan Losses. At March 31, 2002, the allowance for loan losses totaled $6,387 or 1.30% of total loans as compared to $6,295 or 1.25% of total loans at December 31, 2001. In the fourth quarter of 2001, the Company increased the allowance by $2,890 due to the deterioration in overall credit quality and the impact of various identified credits. At March 31, 2002, there has been no significant change in the status of the various identified credits, but as indicated previously, overall non-performing assets have increased and net charge-offs have increased on a quarter-to-quarter comparison.

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

On a quarterly basis, management of each of the subsidiary banks meets to review the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Independent Loan Review function validates the officers' grades. In the event that the Independent Loan Review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


this analysis. The general portfolio allocation consists of an assigned reserve percentage based on loans by major category. The subjective portion is determined based on the past five years of loan history and the Company's evaluation of qualitative factors including current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change since year-end. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and investing activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $485 from December 31, 2001 to March 31, 2002.

During the first three months of 2002, the Company experienced a net cash inflow of $4,859 from its operating activities primarily due to proceeds from sales of loans and net income and $3,327 net cash inflow in investing activities attributed to proceeds from maturities and paydowns of loans and securities.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Financing activities, on the other hand, provided net cash outflows of $7,701 largely due to a decrease in Federal Home Bank advances partially offset by an increase in deposits.

Capital Resources

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.69% and 12.50%, respectively, at March 31, 2002. The Company is currently, and expects to continue to be, in compliance with these guidelines.

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

The following table sets forth an analysis of the Company's capital ratios:

                                                               December 31,           Minimum         Well
                                            March 31,     ----------------------      Capital      Capitalized
                                              2002          2001          2000         Ratios        Ratios
                                            --------      --------      --------      --------      --------
Tier 1 risk-based capital                   $ 56,908      $ 55,911      $ 50,835
Tier 2 risk-based capital                      7,218         7,126         7,245
Total capital                                 64,126        63,037        59,080
Risk-weighted assets                         532,175       540,626       537,549
Capital ratios
     Tier 1 risk-based capital                 10.69%        10.34%         9.64%         4.00%         6.00%
     Tier 2 risk-based capital                 12.05         11.66         10.99          8.00         10.00
     Leverage ratio                             7.74          7.54          6.90          4.00          5.00

As of March 31, 2002, the Tier 2 risk-based capital was comprised of $6,387 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         None.

         Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.



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