Form 10-Q
period 2002-06-30
UNIONBANCORP INC
filed 2002-07-29
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                         Commission File Number: 0-28846


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                           Shares outstanding at Juyl 29, 2002
-----------------------------              -------------------------------------
Common Stock, Par Value $1.00                            3,979,056


================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o        Consolidated Balance Sheets.................................1

         o        Consolidated Statements of Income and Comprehensive
                     Income...................................................2

         o        Consolidated Statements of Cash Flows.......................3

         o        Notes to Unaudited Consolidated Financial Statements........4

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition..........................................10

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk................................................24

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

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25

SIGNATURES...................................................................26

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001 (In Thousands, Except Share Data)
----------------------------------------------------------------------------------------------------------

                                                                                   June 30,   December 31,
                                                                                     2002         2001
                                                                                  ---------    ---------
ASSETS
Cash and cash equivalents                                                         $  21,665    $  26,699
Securities available-for-sale                                                       214,548      186,282
Loans                                                                               483,998      504,968
Allowance for loan losses                                                            (7,514)      (6,295)
                                                                                  ---------    ---------
     Net loans                                                                      476,484      498,673
Premises and equipment, net                                                          14,005       12,451
Intangible assets, net                                                                8,405        8,607
Mortgage servicing rights                                                             2,492        2,102
Other assets                                                                         13,206       13,493
                                                                                  ---------    ---------

         Total assets                                                             $ 750,805    $ 748,307
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                     $  69,409    $  73,138
         Interest-bearing                                                           543,942      539,006
                                                                                  ---------    ---------
              Total deposits                                                        613,351      612,144
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 5,680        2,629
     Advances from the Federal Home Loan Bank                                        49,650       52,750
     Notes payable                                                                    9,275        9,275
     Other liabilities                                                                6,593        6,864
                                                                                  ---------    ---------
         Total liabilities                                                          684,549      683,662
                                                                                  ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                            831          831
                                                                                  ---------    ---------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --           --
     Series A convertible preferred stock;  2,765 shares authorized,
       2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
     Series C preferred stock; 4,500 shares authorized; none issued                      --           --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,569,319 shares issued at June 30, 2002 and
         December 31, 2001                                                            4,569        4,569
     Surplus                                                                         21,841       21,841
     Retained earnings                                                               41,329       40,560
     Accumulated other comprehensive income                                           2,355        1,536
     Unearned compensation under stock option plans                                     (45)         (68)
                                                                                  ---------    ---------
                                                                                     70,549       68,938
     Treasury stock, at cost; 590,263 shares                                         (5,124)      (5,124)
                                                                                  ---------    ---------
              Total stockholders' equity                                             65,425       63,814
                                                                                  ---------    ---------

              Total liabilities and stockholders' equity                          $ 750,805    $ 748,307
                                                                                  =========    =========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Six Months Ended June 30, 2002 and 2001 (In Thousands, Except Share Data)
-------------------------------------------------------------------------------------------

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                 --------------------   -------------------
                                                   2002        2001       2002       2001
                                                 --------    --------   --------   --------
Interest income
   Loans                                         $  8,976    $ 11,044   $ 18,511   $ 22,298
   Securities
      Taxable                                       1,930       2,346      3,642      4,695
      Exempt from federal income taxes                424         505        863      1,009
   Federal funds sold and other                        22          28         66         93
                                                 --------    --------   --------   --------
      Total interest income                        11,352      13,923     23,082     28,095

Interest expense
   Deposits                                         4,497       6,845      9,293     14,245
   Federal funds purchased and securities sold
    under agreements to repurchase                     50          21         78         34
   Advances from the Federal Home Loan Bank           531         805      1,123      1,549
   Notes payable                                       83         145        179        351
                                                 --------    --------   --------   --------
      Total interest expense                        5,161       7,816     10,673     16,179
                                                 --------    --------   --------   --------
Net interest income                                 6,191       6,107     12,409     11,916
Provision for loan losses                           2,018         366      2,537        675
                                                 --------    --------   --------   --------
Net interest income after
   Provision for loan losses                        4,173       5,741      9,872     11,241

Noninterest income
   Service charges                                    654         694      1,245      1,338
   Merchant fee income                                307         299        551        556
   Trust income                                       191         170        371        342
   Mortgage banking income                            568         499      1,199        942
   Insurance commissions and fees                     500         632      1,044      1,303
   Securities gains, net                               57         209        300        291
   Other income                                       561         515      1,131      1,058
                                                 --------    --------   --------   --------
                                                    2,838       3,018      5,841      5,830
Noninterest expenses
   Salaries and employee benefits                   3,723       3,505      7,607      6,671
   Occupancy expense, net                             438         430        891        909
   Furniture and equipment expense                    485         380        875        786
   Supplies and printing                              113         149        270        316
   Telephone                                          302         191        527        379
   Amortization of intangible assets                  101         236        202        484
   Other expenses                                   1,843       1,585      3,549      3,061
                                                 --------    --------   --------   --------
                                                    7,005       6,476     13,921     12,606
                                                 --------    --------   --------   --------
Income before income taxes                              6       2,283      1,792      4,465
Income taxes                                         (219)        698        298      1,345
                                                 --------    --------   --------   --------
Net income                                            225       1,585      1,494      3,120
Preferred stock dividends                              64          65        128        130
                                                 --------    --------   --------   --------

Net income for common stockholders               $    161    $  1,520   $  1,366   $  2,990
                                                 ========    ========   ========   ========
Basic earnings per share                         $   0.04    $   0.38   $   0.34   $   0.75
                                                 ========    ========   ========   ========
Diluted earnings per common share                $   0.04    $   0.38   $   0.34   $   0.75
                                                 ========    ========   ========   ========

Comprehensive income                             $  1,432    $  1,556   $  2,313   $  4,448
                                                 ========    ========   ========   ========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001 (In Thousands)
---------------------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------    --------
Cash flows from operating activities
    Net income                                                           $  1,494    $  3,120
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation                                                          733         657
        Amortization of intangible assets                                     202         484
        Amortization of unearned compensation under stock option plans         23          33
        Amortization of bond premiums, net                                    738         121
        Provision for loan losses                                           2,537         675
        Securities gains, net                                                (300)       (291)
        Gain on sale of equipment                                              (3)         (4)
        Loss on sale of real estate acquired in settlement of loans            13          71
        Gain on sale of loans                                              (1,074)       (834)
        Proceeds from sales of loans held for sale                         72,561      64,669
        Origination of loans held for sale                                (67,383)    (65,150)
        Change in assets and liabilities
            Decrease in other assets                                          287         719
            Decrease in other liabilities                                    (678)       (349)
                                                                         --------    --------
                Net cash provided by operating activities                   9,150       3,921

Cash flows from investing activities
    Securities
        Available-for-sale
            Proceeds from maturities and paydowns                          35,008      61,128
            Proceeds from sales                                            11,614       4,988
            Purchases                                                     (73,796)    (64,962)
    Net decrease in loans                                                  14,569       2,756
    Purchase of premises and equipment                                     (2,289)       (518)
    Proceeds from sale of real estate acquired in settlement of loans         272         428
    Proceeds from sale of equipment                                             5           4
                                                                         --------    --------
                Net cash provided by (used in) investing activities       (14,617)      3,824

Cash flows from financing activities
    Net increase (decrease) in deposits                                     1,207     (25,911)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                    3,051           8
    Increase (decrease) in advances from the Federal Home Loan Bank        (3,100)      9,000
    Payments on notes payable                                                  --        (500)
    Dividends on common stock                                                (597)       (517)
    Dividends on preferred stock                                             (128)       (130)
    Proceeds from exercise of stock options                                    --          90
                                                                         --------    --------
                Net cash provided by (used in) financing activities           433     (17,960)
                                                                         --------    --------

Net decrease in cash and cash equivalents                                  (5,034)    (10,215)

Cash and cash equivalents
    Beginning of period                                                    26,699      33,021
                                                                         --------    --------

    End of period                                                        $ 21,665    $ 22,806
                                                                         ========    ========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The annualized results of operations during the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002. All financial information is in thousands (000's), except per share data.

Note 2.  Earnings Per Share

Basic earnings per share for the three months and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                          Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2002           2001           2002           2001
                                                    ------------   ------------   ------------   ------------

Net income available to common shareholders         $        161   $      1,520   $      1,366   $      2,990
Weighted average common shares outstanding                 3,979          3,975          3,979          3,971
                                                    ------------   ------------   ------------   ------------

    Basic Earnings Per Common Share                 $       0.04   $       0.38   $       0.34   $       0.75
                                                    ============   ============   ============   ============


Diluted Earnings Per Common Share                        Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2002           2001           2002           2001
                                                    ------------   ------------   ------------   ------------

Weighted average common shares outstanding          $      3,979   $      3,975   $      3,979   $      3,971
Add: dilutive effect of assumed exercised
    stock options                                             49             28             46             29
                                                    ------------   ------------   ------------   ------------

Weighted average common and dilutive
    Potential shares outstanding                           4,028          4,003          4,025          4,000
                                                    ============   ============   ============   ============

    Diluted Earnings Per Common Share               $       0.04   $       0.38   $       0.34   $       0.75
                                                    ============   ============   ============   ============

There were approximately 65,000 and 103,600 options outstanding at June 30, 2002 and 2001, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities

The Company's consolidated securities portfolio, which represented 29.5% of the Company's quarterly average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. Other securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and SBA pooled securities. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $214,548 at June 30, 2002 compared to $186,282 at December 31, 2001. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the amortized cost and fair value of securities available-for-sale at June 30, 2002 and December 31, 2001:

                                                                          June 30, 2002
                                                    ---------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized      Unrealized     Unrealized        Fair
                                                        Cost           Gains         Losses          Value
                                                    ------------   ------------   ------------   ------------

U.S. treasury                                       $      1,004   $         30   $         --   $      1,034
U.S. government agencies                                  60,649            875             (3)        61,521
States and political subdivisions                         35,084          1,484            (20)        36,548
U.S. government mortgage-backed securities                93,832          1,396           (129)        95,099
Collateralized mortgage obligations and
    other asset backed securities                          4,970            137             --          5,107
Corporate bonds                                            3,042             80             --          3,122
Other                                                     12,123             21            (27)        12,117
                                                    ------------   ------------   ------------   ------------

                                                    $    210,704   $      4,023   $       (179)  $    214,548
                                                    ============   ============   ============   ============


                                                                        December 31, 2001
                                                    ---------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized      Unrealized     Unrealized        Fair
                                                        Cost           Gains         Losses          Value
                                                    ------------   ------------   ------------   ------------

U.S. treasury                                       $      1,006   $         30   $         --   $      1,036
U.S. government agencies                                  42,748            727            (75)        43,400
States and political subdivisions                         36,592            829            (77)        37,344
U.S. government mortgage-backed securities                85,556            876           (154)        86,278
Collateralized mortgage obligations and
    other asset backed securities                         12,021            345             --         12,366
Other                                                      5,858             --             --          5,858
                                                    ------------   ------------   ------------   ------------

                                                    $    183,781   $      2,807   $       (306)  $    186,282
                                                    ============   ============   ============   ============

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

The following table describes the composition of loans by major categories outstanding at June 30, 2002 and December 31, 2001:

                                         June 30, 2002             December 31, 2001
                                   -------------------------   -------------------------
                                        $             %             $             %
                                   -----------   -----------   -----------   -----------
Commercial                         $   106,938         22.09%  $   107,382         21.27%
Agricultural                            36,099          7.46        40,563          8.03
Real estate:
    Commercial mortgages               144,989         29.96       150,878         29.88
    Construction                        23,680          4.89        23,676          4.69
    Agricultural                        35,469          7.33        34,611          6.85
    1-4 family mortgages                85,996         17.77        94,368         18.69
Installment                             48,478         10.02        50,961         10.09
Other                                    2,349          0.48         2,529          0.50
                                   -----------   -----------   -----------   -----------
Total loans                            483,998        100.00%      504,968        100.00%
                                                 ===========                 ===========
Allowance for loan losses               (7,514)                     (6,295)
                                   -----------                 -----------

    Loans, net                     $   476,484                 $   498,673
                                   ===========                 ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 5.  Allowance For Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and six months ended June 30, 2002 and 2001 are summarized below:

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                             ---------------------------   ---------------------------
                                                 2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------

Beginning balance                            $      6,387   $      6,491   $      6,295   $      6,414

Charge-offs:
    Commercial                                        604            969            937          1,105
    Real estate mortgages                             181            180            313            230
    Installment and other loans                       208            111            326            174
                                             ------------   ------------   ------------   ------------
       Total charge-offs                              993          1,260          1,576          1,509
                                             ------------   ------------   ------------   ------------

Recoveries:
    Commercial                                         64             82            194             87
    Real estate mortgages                              22             --             28             --
    Installment and other loans                        16             21             36             33
                                             ------------   ------------   ------------   ------------
       Total recoveries                               102            103            258            120
                                             ------------   ------------   ------------   ------------

Net charge-offs                                       891          1,157          1,318          1,389
                                             ------------   ------------   ------------   ------------
Provision for loan losses                           2,018            366          2,537            675
                                             ------------   ------------   ------------   ------------

Ending balance                               $      7,514   $      5,700   $      7,514   $      5,700
                                             ============   ============   ============   ============

Period end total loans, net of
  unearned interest                          $    483,998   $    501,634   $    483,998   $    501,634
                                             ============   ============   ============   ============

Average loans                                $    483,424   $    502,204   $    491,125   $    504,152
                                             ============   ============   ============   ============

Ratio of net charge-offs to
    average loans                                    0.18%          0.23%          0.27%          0.28%
Ratio of provision for loan losses
    to average loans                                 0.42           0.07           0.52           0.13
Ratio of allowance for loan losses
    to ending total loans                            1.55           1.14           1.55           1.14
Ratio of allowance for loan losses
    to total nonperforming loans                    90.52          52.20          90.52          52.20
Ratio of allowance at end of period
    to average loans                                 1.55           1.13           1.53           1.13

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


                                                    Six Months Ended
                                         ---------------------------------------
                                                      June 30, 2002
                                         ---------------------------------------
                                          Banking       Other       Consolidated
                                          Segment      Segments        Totals
                                         ---------     ---------      ---------

Net interest income (loss)               $  12,585     $    (176)     $  12,409
Other revenue                                4,073         1,768          5,841
Other expense                                9,747         3,239         12,986
Segment profit (loss)                        3,850        (2,058)         1,792
Noncash items
    Depreciation                               474           259            733
    Provision for loan losses                2,537            --          2,537
    Goodwill and other intangibles             186            16            202
Segment assets                             744,756         6,049        750,805


                                                    Six Months Ended
                                         ---------------------------------------
                                                      June 30, 2001
                                         ---------------------------------------
                                          Banking       Other       Consolidated
                                          Segment      Segments        Totals
                                         ---------     ---------      ---------

Net interest income (loss)               $  12,237     $    (321)     $  11,916
Other revenue                                3,890         1,940          5,830
Other expense                                8,752         3,060         11,465
Segment profit (loss)                        5,906        (1,441)         4,465
Noncash items
    Depreciation                               389           268            657
    Provision for loan losses                  675            --            675
    Goodwill and other intangibles             405            79            484
Segment assets                             739,294         5,619        744,913

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 8.  New Accounting Standards

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which was adopted by the Company on January 1, 2002. At June 30, 2002, the Company has $7,547 of goodwill. Approximately $2,153 of the goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense.

The Company has completed the first step of its impairment testing to determine if goodwill is impaired. The Company's conclusion is that there is not an impairment issue at either the consolidated level, bank reporting unit level or nonbanking reporting unit level. The impact of this standard on the periods ended June 30, 2002 and 2001 was as follows:

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                    ---------------------------   ---------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------

Reported net income                 $        225   $      1,585   $      1,494   $      3,120
Add back: goodwill amortization               --             99             --            198
                                    ------------   ------------   ------------   ------------

    Adjusted net income             $        225   $      1,684   $      1,494   $      3,318
                                    ============   ============   ============   ============


Basic Earnings Per Common Share          Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                    ---------------------------   ---------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------

Reported net income                 $       0.04   $       0.38   $       0.34   $       0.75
Add back: goodwill amortization               --           0.02             --           0.05
                                    ------------   ------------   ------------   ------------

    Adjusted net income             $       0.04   $       0.40   $       0.34   $       0.80
                                    ============   ============   ============   ============


Diluted Earnings Per Common Share        Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                    ---------------------------   ---------------------------
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------

Reported net income                 $       0.04   $       0.38   $       0.34   $       0.75
Add back: goodwill amortization               --           0.02             --           0.05
                                    ------------   ------------   ------------   ------------

    Adjusted net income             $       0.04   $       0.40   $       0.34   $       0.80
                                    ============   ============   ============   ============

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and six months ended June 30, 2002 as compared to the same periods in 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K. Annualized results of operations during the three months and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Results of Operations

Net Income. Net income equaled $225 or $0.04 per fully diluted share for the three months ended June 30, 2002. This compares with net income of $1,585 or $0.38 per fully diluted share for the same period in 2001. For the six months ended June 30, 2002, net income equaled $1,494 or $0.34 per fully diluted share compared with net income of $3,120 or $0.75 per fully diluted share earned in the same period in 2001.

The Company's quarterly results were adversely impacted by a $1,652 increase in the provision for loan losses as compared to the second quarter of 2001. This increase was due to the deterioration of several seasoned credits that were identified during the second quarter of this year, downgrades of various other credits and a sustained level of nonperforming loans, the product of an overall uncertain economic climate.

Also contributing to the reduction in earnings was an increase in noninterest expense, incurred to support the growing level of business activities and a decrease in gains on the sale of securities. Offsetting these factors were increases in net interest income as a result of the decrease in cost of funds, revenue generated from the mortgage banking division and a reduction of tax expense associated with the additional provision.

Return on average assets was 0.12% for the second quarter of 2002 compared to 0.84% for the same period in 2001. Return on average assets was 0.40% for the six months ended June 30, 2002, compared to 0.83% for the same period in 2001.

Return on average stockholders' equity was 1.38% for the second quarter of 2002 compared to 10.16% for the same period in 2001. Return on average stockholders' equity was 4.63% for the six month period ended June 30, 2002, compared to 10.17% for the same period in 2001.

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

Net interest income was $6,432 for the second quarter ended June 30, 2002, compared with $6,393 earned during the same period in 2001. This represented an increase of $39 or 0.1%. The improvement in net interest income is attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $2,655 exceeding the quarter-over-quarter reduction of interest income earned on interest earning assets totaling $2,616. Also contributing to the increase in net interest income was average noninterest-bearing deposit growth of $5,026, or 7.6%, over the same period in 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


The $2,616 change in interest income resulted from decreases of $272 associated with volume and $2,344 related to rate. The majority of the decrease in interest income was related to a 137 basis point decline in yields earned on average loans. Also contributing was a shift in the earning asset mix from higher yielding loans to lower yielding investments. The $2,655 change in interest expense resulted from decreases of $486 associated with volume and $2,169 associated with rate. The majority of the decrease was attributable to a reduction in the rates paid on total interest-bearing liabilities located in expensive wholesale funding sources, including brokered deposits, which resulted in a 178 basis point decrease in the cost of total time deposits. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

The net interest margin on a tax equivalent basis for the period increased 7 basis points to 3.72% as compared to the prior year's quarter 3.65%. Lower funding costs, a result of actively reducing funding rates simultaneously with Federal Reserve Board actions undertaken throughout 2001 to reduce the targeted federal funds rate, were principally responsible for the margin growth. Also, a decrease in loan balances, and a greater concentration of noninterest bearing sources, allowed management to reduce the Company's reliance on high rate brokered deposits, retail time deposits and FHLB advances. This was offset by narrower loan spreads, due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth, and the cost of carrying a higher level of nonperforming loans. Specifically, yields on interest-earning assets decreased 140 basis points to 6.70% as compared to the prior year's quarter 8.10%. In contrast, rates paid on interest-bearing liabilities decreased 165 basis points to 3.43% as compared to the prior year's quarter 5.08%.

Net interest income for the six months ended June 30, 2002 totaled $12,900, representing an increase of $412 or 3.3% over the $12,488 earned during the same period in 2001. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $5,506 exceeding the year-over-year reduction of interest income earned on interest earning assets totaling $5,094. The net interest margin for the first six months of 2002 increased 16 basis points to 3.74% compared to 3.58% for the same period in 2001.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
-------------------------------------------------------------------------------------


                                                       AVERAGE BALANCE SHEET
                                                AND ANALYSIS OF NET INTEREST INCOME


                                                 For the Three Months Ended June 30,
                                     -----------------------------------------------------------
                                                 2002                           2001
                                     ----------------------------   ----------------------------
                                                 Interest                       Interest                     Change Due To:
                                     Average     Income/  Average   Average     Income/  Average   --------------------------------
                                     Balance     Expense    Rate    Balance     Expense    Rate     Volume       Rate         Net
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------

ASSETS

Interest-earning assets
  Interest-earning deposits          $    828    $      5   2.42%   $    961    $     12   5.01%   $     (1)   $     (6)   $     (7)
  Securities (1)
    Taxable                           169,781       1,925   4.55     155,861       2,329   5.99         194        (598)       (404)
    Non-taxable (2)                    34,834         643   7.40      40,910         766   7.51         (74)        (49)       (123)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
      Total securities (tax
        equivalent)                   204,615       2,568   5.03     196,771       3,095   6.31         120        (647)       (527)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
    Federal funds sold                  5,367          22   1.64       3,546          32   3.62          12         (22)        (10)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
    Loans (3)(4)
      Commercial                      138,728       2,420   7.00     146,486       3,190   8.73        (162)       (608)       (770)
      Real estate                     293,983       5,418   7.39     298,643       6,463   8.68         (99)       (946)     (1,045)
      Installment and other            50,713       1,160   9.17      57,075       1,417   9.96        (142)       (115)       (257)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
        Net loans (tax equivalent)    483,424       8,998   7.47     502,204      11,070   8.84        (403)     (1,669)     (2,072)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
          Total interest-earning
            assets                    694,234      11,593   6.70     703,482      14,209   8.10        (272)     (2,344)     (2,616)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------

Noninterest-earning assets
  Cash and cash equivalents            19,951                         18,940
  Premises and equipment, net          13,868                         11,824
  Other assets                         20,192                         20,813
                                     --------                       --------
    Total nonearning assets            54,011                         51,577
                                     --------                       --------

      Total assets                   $748,245                       $755,059
                                     ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                       $ 43,279    $    121   1.12%   $ 42,634    $    211   1.99%   $      3    $    (93)   $    (90)
  Money market accounts                81,926         437   2.14      51,810         395   3.06         184        (142)         42
  Savings deposits                     52,305         171   1.31      45,807         249   2.18          32        (110)        (78)
  Time deposits                       370,358       3,768   4.08     409,841       5,990   5.86        (535)     (1,687)     (2,222)
  Federal funds purchased and
   repurchase agreements                6,282          50   3.19       1,827          21   4.61          37          (8)         29
  Advances from FHLB                   40,647         531   5.24      55,452         805   5.82        (200)        (74)       (274)
  Notes payable                         9,296          83   3.58       9,809         145   5.93          (7)        (55)        (62)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
    Total interest-bearing
      liabilities                     604,093       5,161   3.43     617,180       7,816   5.08        (486)     (2,169)     (2,655)
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------
Noninterest-bearing liabilities
  Noninterest-bearing deposits         71,165                         66,139
  Other liabilities                     7,431                          8,360
                                     --------                       --------
    Total noninterest-bearing
      liabilities                      78,596                         74,499
                                     --------                       --------
  Stockholders' equity                 65,556                         63,380
                                     --------                       --------

  Total liabilities and
    stockholders' equity             $748,245                       $755,059
                                     ========                       ========
  Net interest income (tax
    equivalent)                                  $  6,432                       $  6,393           $    214    $   (175)   $     39
                                                 ========                       ========           ========    ========    ========
  Net interest income (tax
    equivalent) to total earning
    assets                                                  3.72%                          3.65%
                                                            ====                           ====
  Interest-bearing liabilities to
    earning assets                      87.02%                         87.73%
                                        =====                          =====

-----------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
-------------------------------------------------------------------------------------


                                                       AVERAGE BALANCE SHEET
                                                AND ANALYSIS OF NET INTEREST INCOME


                                                  For the Six Months Ended June 30,
                                     -----------------------------------------------------------
                                                 2002                           2001
                                     ----------------------------   ----------------------------
                                                 Interest                       Interest                     Change Due To:
                                     Average     Income/  Average   Average     Income/  Average   --------------------------------
                                     Balance     Expense    Rate    Balance     Expense    Rate     Volume       Rate         Net
                                     --------    --------   ----    --------    --------   ----    --------    --------    --------

ASSETS

Interest-earning assets
  Interest-earning deposits          $  1,062    $     12   2.28%   $  1,284    $     37    5.81%  $     (6)   $    (19)   $    (25)
  Securities (1)
    Taxable                           159,349       3,629   4.59     153,987       4,653    6.09        157      (1,181)     (1,024)
    Non-taxable (2)                    35,201       1,308   7.49      40,740       1,529    7.57       (163)        (58)       (221)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
      Total securities (tax
        equivalent)                   194,550       4,937   5.12     194,727       6,182    6.40         (6)     (1,239)     (1,245)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
    Federal funds sold                  8,123          66   1.64       3,965          98    4.98         61         (93)        (32)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
    Loans (3)(4)
      Commercial                      140,789       4,981   7.13     148,798       6,639    9.00       (341)     (1,317)     (1,658)
      Real estate                     299,006      11,170   7.53     298,854      12,876    8.69          7      (1,713)     (1,706)
      Installment and other            51,330       2,407   9.46      56,500       2,835   10.12       (250)       (178)       (428)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
        Net loans (tax equivalent)    491,125      18,558   7.62     504,152      22,350    8.94       (565)     (3,227)     (3,792)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
          Total interest-earning
            assets                    694,860      23,573   6.84     704,128      28,667    8.21       (516)     (4,578)     (5,094)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------

Noninterest-earning assets
  Cash and cash equivalents            19,272                         19,307
  Premises and equipment, net          13,326                         11,821
  Other assets                         21,082                         20,415
                                     --------                       --------
    Total nonearning assets            53,680                         51,543
                                     --------                       --------

      Total assets                   $748,540                       $755,671
                                     ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                       $ 43,810    $    250   1.15%   $ 42,312    $    462    2.20%  $     16    $   (228)   $   (212)
  Money market accounts                72,305         749   2.09      50,713         825    3.28        282        (358)        (76)
  Savings deposits                     51,212         351   1.38      45,352         517    2.30         60        (226)       (166)
  Time deposits                       379,631       7,943   4.22     416,282      12,441    6.03     (1,020)     (3,478)     (4,498)
  Federal funds purchased and
    repurchase agreements               4,886          78   3.22       1,594          34    4.30         54         (10)         44
  Advances from FHLB                   43,962       1,123   5.15      52,231       1,549    5.98       (227)       (199)       (426)
  Notes payable                         9,295         179   3.88       9,975         351    7.10        (22)       (150)       (172)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
      Total interest-bearing
        liabilities                   605,101      10,673   3.56     618,459      16,179    5.28       (857)     (4,649)     (5,506)
                                     --------    --------  -----    --------    --------   -----   --------    --------    --------
Noninterest-bearing liabilities
  Noninterest-bearing deposits         70,858                         66,562
  Other liabilities                     7,450                          8,801
                                     --------                       --------
    Total noninterest-bearing
      liabilities                      78,308                         75,363
                                     --------                       --------
  Stockholders' equity                 65,131                         61,849
                                     --------                       --------

  Total liabilities and
    stockholders' equity             $748,540                       $755,671
                                     ========                       ========
  Net interest income (tax
    equivalent)                                  $ 12,900                       $ 12,488           $    341    $     71    $    412
                                                 ========                       ========           ========    ========    ========
  Net interest income (tax
    equivalent) to total earning
    assets                                                  3.74%                           3.58%
                                                           =====                           =====
  Interest-bearing liabilities to
    earning assets                      87.08%                         87.83%
                                        =====                          =====

-----------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Provision for Loan Losses. The amount of the provision for loan losses is based on management's evaluations of the allowance necessary to provide for probable incurred losses in the loan portfolio. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent internal asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

The provision for loan losses charged to operating expense for the second quarter of 2002 totaled $2,018, an increase of $1,652 over the $366 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the six months ended June 30, 2002 totaled $2,537, an increase of $1,862 over the $675 recorded during the same period a year ago.

The increase in the provision for loan losses was in response to the deterioration of several seasoned credits that surfaced during the second quarter of this year, downgrades of various other credits and the continued softening of the economy. In addition, management also considered several factors surrounding credit-quality, including the level of nonperforming loans, the number of customers filing for bankruptcy, and net charge-offs and delinquencies. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors. Management believes that issues within the portfolio come as a result of the current state of the economy and mirror problems faced by many of its peers throughout the financial community. The added provision is consistent with the Company's practice of focusing on early identification of problem credits and quick remediation where possible.

Net charge-offs for the second quarter of 2002 were $891 compared with $1,157 in 2001. Annualized net charge-offs decreased to 0.18% of average loans for the second quarter of 2002 compared to 0.23% in the same period in 2001. Net charge-offs for the six months ended June 30, 2002 were $1,318 compared with $1,389 in 2001. Annualized net charge-offs decreased to 0.27% of average loans for the six months ended June 30, 2002 compared to 0.28% in the same period in 2001. The sustained level in net charge-offs was largely the result of several credits which were identified as requiring the status of watch list and had specific allocations. These credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off.

Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by peers throughout the financial community. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take action to limit credit exposure.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Noninterest Income. The following table summarizes the Company's noninterest income:

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                         ---------------------------   ---------------------------
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------

     Service charges                     $        654   $        694   $      1,245   $      1,338
     Merchant fee income                          307            299            551            556
     Trust income                                 191            170            371            342
     Mortgage banking income                      568            499          1,199            942
     Insurance commissions and fees               500            632          1,044          1,303
     Securities gains, net                         57            209            300            291
     Other income                                 561            515          1,131          1,058
                                         ------------   ------------   ------------   ------------
                                         $      2,838   $      3,018   $      5,841   $      5,830
                                         ============   ============   ============   ============

Noninterest income, which consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and data processing product lines, totaled $2,838 for the three months ended June 30, 2002, compared to $3,018 for the same time frame in 2001. Exclusive of net securities gains, core noninterest income decreased $28 or 0.1%.

The majority of the change was related to a $132 lower than anticipated insurance, asset management and brokerage fees (included in insurance commissions and fees). Insurance fees declined largely due to the loss of producers and hardening of the overall insurance market, which has resulted in clients shopping business to other vendors. Asset management and brokerage fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as such fees on certain accounts are based on market value. The decrease in fees during the year was due, in part, to the overall condition of equity and credit markets since the beginning of the year, as well as to a slight decline in sales related to certain customers' reluctance to commit new funds and shift existing assets.

Also contributing was a $40 decrease in service charges primarily related to the number of nsf fees customers generated during the period. These decreases were partially offset by a $69 improvement in mortgage banking income. Mortgage banking income includes fees generated from underwriting, originating, and servicing, in addition to gains realized from the sale of these loans. The combined categories of merchant fee income, trust income, and other income remained relatively stable with only slight quarter-over-quarter changes.

Noninterest income totaled $5,841 for the six months ended June 30, 2002, compared to $5,830 for the same time frame in 2001. Exclusive of net securities gains, noninterest income totaled $5,541 compared to $5,539 for the same period in 2001. The change was largely reflective of the same items discussed regarding the second quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Noninterest Expense. The following table summarizes the Company's noninterest expense:

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                         ---------------------------   ---------------------------
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------

     Salaries and employee benefits      $      3,723   $      3,505   $      7,607   $      6,671
     Occupancy expense, net                       483            430            891            909
     Furniture and equipment expense              485            380            875            786
     Supplies and printing                        113            149            270            316
     Telephone                                    302            191            527            379
     Amortization of intangible assets            101            236            202            484
     Other expenses                             1,843          1,585          3,549          3,061
                                         ------------   ------------   ------------   ------------
                                         $      7,005   $      6,476   $     13,921   $     12,606
                                         ============   ============   ============   ============

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, totaled $7,005 for the three months ended June 30, 2002, as compared to $6,476 for the same timeframe in 2001. This represented an increase of $529 or 8.2%.

The increase in noninterest expense on a quarter-over-quarter basis was attributable, in large part, to a rise in salaries and benefits as we invested in our own future through the recruitment and retention of high-quality, seasoned industry professionals to fill existing vacancies. In addition, a higher concentration of salary expenditures is also currently being realized by our mortgage banking division and financial services division. These divisions, with lower gross profit margins, historically produce significant noninterest income, but also incur considerable noninterest expense.

Also contributing were increases in other expenses due to other real estate related expenses, legal fees partially related to the work-out and collection of nonperforming loans and furniture and equipment expense and telephone expense largely related to investments in technology to improve the Company's network infrastructure. These increases were partially offset by a decrease in goodwill amortization due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The combined categories of net occupancy expense and supplies and printing remained relatively stable with only slight quarter-over-quarter changes.

Noninterest expense totaled $13,921 for the six months ended June 30, 2002, increasing by $1,315 or 10.4% from the same period in 2001. The change was largely reflective of the same items discussed regarding the second quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and six months ended June 30, 2002 and 2001.

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                ---------------------------   ---------------------------
                                    2002           2001           2002           2001
                                ------------   ------------   ------------   ------------

Income before income taxes      $          6   $      2,283   $      1,792   $      4,465
Applicable income taxes                 (219)           698            298          1,345
Effective tax rates                       --           30.6%          16.6%          30.1%

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company recorded a reduction in income tax expense of $219 for the three months ended June 30, 2002, compared to an income tax expense of $698 for the same period in 2001. The Company recorded income tax expense of $298 and $1,345 for the six months ended June 30, 2002 and 2001, respectively. Effective tax rates equaled 16.6% and 30.1% respectively, for such periods. The Company's effective tax rate was lower than statutory rates because the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. In addition, the Company has reduced tax expense through various tax planning initiatives.

Preferred Stock Dividends. The Company paid $64 and $65 of preferred stock dividends for the quarters ended June 30, 2002 and 2001, respectively. The Company paid $128 and $130 of preferred stock dividends for the six months ended June 30, 2002 and 2001, respectively.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2002 and December 31, 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


                                             June 30, 2002
                          --------------------------------------------------
                                          Net Interest Income
                          --------------------------------------------------
                            Amount              Change              Change
                          ----------          ----------          ----------
                                        (Dollars in Thousands)

         +200 bp          $   26,275          $     (522)           (1.95)%
         +100 bp              26,836                  39             0.15
            Base              26,797                  --               --
         -100 bp              26,874                  77             0.29
         -200 bp              26,848                  51             0.19


Based upon the Company's model at June 30, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.95% or approximately $522. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 0.19% or approximately $51. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable. This analysis shows income increasing in an immediate 100 basis point increase and a decrease in an immediate 200 basis point increase in interest rates. This is due to the optionality or negative convexity of assets which results in an asset rate sensitivity with declining rates and a liability rate sensitivity in a rising rate environment. With declining rates, callable agencies will be called more quickly while mortgages will prepay at a more rapid pace requiring greater reinvestment at lower yields. In a rising rate environment, agencies are less likely to be called, prepayments on mortgages slow, and the moderate net liability rate sensitivity otherwise inherent in the balance sheet results in more liabilities than assets being repriced to the new higher level of rates.


                                           December 31, 2001
                          --------------------------------------------------
                                          Net Interest Income
                          --------------------------------------------------
                            Amount              Change              Change
                          ----------          ----------          ----------
                                        (Dollars in Thousands)

         +200 bp          $   28,134          $      851             3.12%
         +100 bp              27,695                 412             1.51
            Base              27,283                  --               --
         -100 bp              26,900                (383)           (1.40)
         -200 bp              26,095              (1,188)           (4.35)


Based upon the Company's model at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.12% or approximately $851. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 4.35% or approximately $1,188.

Financial Condition

General. As of June 30, 2002, the Company had total assets of $750,805, gross loans of $483,998, total deposits of $613,351, and total stockholders' equity of $65,425. Total assets increased by $2,498 or 0.1% from year-end 2001. Total gross loans decreased by $20,970 or 4.2% from year-end 2001 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. In contrast, total deposits increased moderately by $1,207 or 0.1% from year-end 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Nonperforming Assets. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                             2002                          2001
                                                     --------------------    --------------------------------
                                                     June 30,     Mar 31,     Dec 31,     Sep 30,    June 30,
                                                     --------    --------    --------    --------    --------
Nonaccrual and impaired loans not
  accruing                                           $  7,239    $  7,026    $  7,259    $  8,753    $  8,237
Impaired and other loans 90 days past
  due and still accruing interest                       1,062       1,768       1,616       2,576       2,683
                                                     --------    --------    --------    --------    --------
    Total nonperforming loans                           8,301       8,794       8,875      11,329      10,920
Other real estate owned                                 2,581       2,244       1,886         534         598
                                                     --------    --------    --------    --------    --------

    Total nonperforming assets                       $ 10,882    $ 11,038    $ 10,761    $ 11,863    $ 11,518
                                                     ========    ========    ========    ========    ========

Nonperforming loans to total end of period loans         1.72%       1.79%       1.76%       2.24%       2.18%
Nonperforming assets to total end of period loans        2.25        2.25        2.13        2.34        2.30
Nonperforming assets to total end of period assets       1.45        1.49        1.44        1.56        1.55


Despite a diversified loan portfolio, the Company continued to experience asset quality deterioration in 2002. During the first six months of 2002, the Company charged off $993 in loans. Because of these charge-off's, there was only a slight rise in the overall level of nonperforming assets during the first six months of the year. A weakening economy, among other factors, resulted in the level of nonperforming assets increasing slightly to $10,882 versus the $10,761 that existed as of December 31, 2001. The level of nonperforming assets to total end of period assets was 1.45% at June 30, 2002, as compared to 1.44% at December 31, 2001.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Each of the Company's loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on an ongoing basis. Management continuously monitors nonperforming, impaired, past due, and other identified loans to prevent further deterioration of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from classification under nonperforming assets or impaired loans. Management has identified various loans which are now current, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. These loans are not nonperforming, but management believes a higher level of scrutiny and specific allocations of the allowance are prudent under the circumstances.

The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans. Potential problem credits are monitored by the independent loan review function and are submitted for review to the loan committee and audit committee members.

Allowance for Loan Losses. At June 30, 2002, the allowance for loan losses increased to $7,514 or 1.55% of total loans as compared to $5,700 or 1.13% at June 30, 2001 and $6,295 or 1.25% at December 31, 2001. Two factors impacted the quarter-over-quarter change. In the fourth quarter of 2001, the Company increased the allowance by $2,890, and, in the second quarter of 2002, the Company increased the allowance by $1,652. Both increases were due to the deterioration in overall credit quality and the impact of various identified seasoned credits. At June 30, 2002, there has been no significant change in the status of the various identified credits, but as indicated previously, overall non-performing assets have increased and net charge-offs have increased on a quarter-to-quarter comparison.

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

Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by many of its peers throughout the financial community. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take appropriate action to proactively limit credit exposure.

Liquidity. The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net decrease in cash and cash equivalents of $5,034 from December 31, 2001 to June 30, 2002.

During the first six months of 2002, the Company experienced a net cash inflow of $9,150 from its operating activities primarily due to proceeds from sales of loans and net income and $433 net cash inflow in financing activities attributed to increases in deposits and federal funds purchased and repurchase agreements. Investing activities, on the other hand, provided net cash outflows of $14,617 largely due to the purchase of securities.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Capital Resources

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.70% and 12.11%, respectively, at June 30, 2002. The Company is currently, and expects to continue to be, in compliance with these guidelines.

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

The following table sets forth an analysis of the Company's capital ratios:

                                                  December 31,          Minimum        Well
                                 June 30,    ----------------------     Capital    Capitalized
                                   2002         2001         2000        Ratios       Ratios
                                ---------    ---------    ---------    ---------    ---------

Tier 1 risk-based capital       $  56,818    $  55,911    $  51,835
Tier 2 risk-based capital           7,468        7,126        7,245
Total capital                      64,286       63,037       59,080
Risk-weighted assets              530,920      540,626      537,549
Capital ratios
    Tier 1 risk-based capital       10.70%       10.34%        9.64%      4.00%        6.00%
    Tier 2 risk-based capital       12.11        11.66        10.99       8.00        10.00
    Leverage ratio                   7.63         7.54         6.90       4.00         5.00


As of June 30, 2002, the Tier 2 risk-based capital was comprised of $6,637 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item 3 is incorporated by reference from the discussion on page 18 of this form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

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

         None.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 23, 2002, the annual meeting of stockholders was held. At the meeting, Richard J. Berry, Walter E. Breipohl and John A. Trainor were elected to serve as Class I directors until 2005. Continuing as Class II directors until 2003 are Robert J. Doty, Charles J. Grako and I.J. Reinhardt, Jr. Continuing as Class III directors until 2004 are Dennis
         J. McDonnell, John A. Shinkle and Scott C. Sullivan

         There were 3,979,056 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors               For                 Withheld
                                        -------------          -------------

         Richard J. Berry                 3,475,782               138,532
         Walter E. Breipohl               3,602,014                12,300
         John A. Trainor                  3,540,887                73,427

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         None.

         Reports on Form 8-K:

         On June 26, 2002, the Company filed a Form 8-K, under Item 5 "Other Information," reporting that the Company had issued a press release regarding an additional provision for loan loss during the second quarter, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2002.


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