Form 10-Q
period 2002-09-30
UNIONBANCORP INC
filed 2002-11-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
                Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 For the quarterly period
                            ended September 30, 2002
                         Commission File Number: 0-28846

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Shares outstanding at November 13, 2002
-----------------------------           ---------------------------------------
Common Stock, Par Value $1.00                          3,980,946

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index


                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements

         o     Consolidated Balance Sheets....................................1

         o     Consolidated Statements of Income and Comprehensive Income ....2

         o     Consolidated Statements of Cash Flows..........................3

         o     Notes to Unaudited Consolidated Financial Statements...........4

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................11

Item 3   Quantitative and Qualitative Disclosures
           About Market Risk.................................................25

Item 4.  Controls and Procedures ............................................25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................26

Item 2.  Changes in Securities and Use of Proceeds...........................26

Item 3.  Defaults Upon Senior Securities.....................................26

Item 4.  Submission of Matters to a Vote of Security Holders.................26

Item 5.  Other Information...................................................26

Item 6.  Exhibits and Reports on Form 8-K....................................27

SIGNATURES...................................................................28

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------
                                                                                    September 30,   December 31,
                                                                                        2002            2001
                                                                                    ------------    ------------
ASSETS
Cash and cash equivalents                                                           $     35,052    $     26,699
Securities available-for-sale                                                            213,077         186,282
Loans                                                                                    489,148         504,968
Allowance for loan losses                                                                 (6,808)         (6,295)
                                                                                    ------------    ------------
   Net loans                                                                             482,340         498,673
Premises and equipment, net                                                               14,007          12,451
Intangible assets, net                                                                     8,304           8,607
Mortgage servicing rights                                                                  2,544           2,102
Other assets                                                                              14,520          13,493
                                                                                    ------------    ------------

       Total assets                                                                 $    769,844    $    748,307
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
       Non-interest-bearing                                                         $     77,677    $     73,138
       Interest-bearing                                                                  545,480         539,006
                                                                                    ------------    ------------
            Total deposits                                                               623,157         612,144
   Federal funds purchased and securities sold
     under agreements to repurchase                                                        4,600           2,629
   Advances from the Federal Home Loan Bank                                               58,900          52,750
   Notes payable                                                                           9,275           9,275
   Other liabilities                                                                       6,184           6,864
                                                                                    ------------    ------------
       Total liabilities                                                                 702,116         683,662
                                                                                    ------------    ------------
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                                 831             831
                                                                                    ------------    ------------
Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                                     -               -
   Series A convertible preferred stock;  2,765 shares authorized,
     2,762.24 shares outstanding (aggregate liquidation preference of $2,762)                500             500
   Series C preferred stock; 4,500 shares authorized; none issued                              -               -
   Common stock, $1 par value; 10,000,000 shares authorized;
     4,571,209 shares issued at September 30, 2002 and 4,569,319
       shares issued at December 31, 2001                                                  4,571           4,569
   Surplus                                                                                21,856          21,841
   Retained earnings                                                                      42,092          40,560
   Accumulated other comprehensive income                                                  3,036           1,536
   Unearned compensation under stock option plans                                            (34)            (68)
                                                                                    ------------    ------------
                                                                                          72,021          68,938
   Treasury stock, at cost; 590,263 shares                                                (5,124)         (5,124)
                                                                                    ------------    ------------
            Total stockholders' equity                                                    66,897          63,814
                                                                                    ------------    ------------
            Total liabilities and stockholders' equity                              $    769,844    $    748,307
                                                                                    ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 2002 and 2001
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                      -------------------------     -------------------------
                                                         2002            2001          2002           2001
                                                      ----------     ----------     ----------     ----------
Interest income
  Loans                                               $    8,911         10,628     $   27,422     $   32,926
  Securities
     Taxable                                               1,865          2,062          5,507          6,757
     Exempt from federal income taxes                        425            502          1,288          1,511
  Federal funds sold and other                                37             44            103            137
                                                      ----------     ----------     ----------     ----------
     Total interest income                                11,238         13,236         34,320         41,331

Interest expense
  Deposits                                                 4,057          6,151         13,350         20,396
  Federal funds purchased and securities sold
    under agreements to repurchase                            46             22            124             56
  Advances from the Federal Home Loan Bank                   690            748          1,813          2,297
  Notes payable                                               86            149            265            500
                                                      ----------     ----------     ----------     ----------
     Total interest expense                                4,879          7,070         15,552         23,249
                                                      ----------     ----------     ----------     ----------
Net interest income                                        6,359          6,166         18,768         18,082
Provision for loan losses                                    519            596          3,056          1,271
                                                      ----------     ----------     ----------     ----------
Net interest income after
  Provision for loan losses                                5,840          5,570         15,712         16,811

Noninterest income
  Service charges                                            708            719          1,953          2,057
  Merchant fee income                                        330            301            881            857
  Trust income                                               180            159            551            501
  Mortgage banking income                                    678            494          1,877          1,436
  Insurance commissions and fees                             558            582          1,602          1,885
  Securities gains, net                                      107            264            407            555
  Other income                                               499            526          1,630          1,584
                                                      ----------     ----------     ----------     ----------
                                                           3,060          3,045          8,901          8,875
Noninterest expenses
  Salaries and employee benefits                           3,747          3,514         11,354         10,185
  Occupancy expense, net                                     469            421          1,360          1,330
  Furniture and equipment expense                            474            402          1,349          1,188
  Supplies and printing                                      110            155            380            471
  Telephone                                                  241            197            768            576
  Amortization of intangible assets                          101            231            303            715
  Other expenses                                           2,298          1,611          5,847          4,672
                                                      ----------     ----------     ----------     ----------
                                                           7,440          6,531         21,361         19,137
                                                      ----------     ----------     ----------     ----------
Income before income taxes                                 1,460          2,084          3,252          6,549
Income taxes                                                 314            616            612          1,961
                                                      ----------     ----------     ----------     ----------
Net income                                                 1,146          1,468          2,640          4,588
Preferred stock dividends                                     65             64            193            194
                                                      ----------     ----------     ----------     ----------

Net income for common stockholders                    $    1,081     $    1,404     $    2,447     $    4,394
                                                      ==========     ==========     ==========     ==========
Basic earnings per share                              $     0.27     $     0.35     $     0.61     $     1.11
                                                      ==========     ==========     ==========     ==========
Diluted earnings per common share                     $     0.27     $     0.35     $     0.61     $     1.10
                                                      ==========     ==========     ==========     ==========

Comprehensive income                                  $    1,827     $    2,382     $    4,140     $    6,830
                                                      ==========     ==========     ==========     ==========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             2002           2001
                                                                          ----------     ----------
Cash flows from operating activities
Net income                                                                $    2,640     $    4,588
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation                                                              1,130            998
     Amortization of intangible assets                                           303            715
     Amortization of unearned compensation under stock option plans               34             47
     Amortization of bond premiums, net                                        1,070            326
     Provision for loan losses                                                 3,056          1,271
     Securities gains, net                                                      (407)          (555)
     Net (gain) loss on sale of equipment                                          4             (4)
     Loss on sale of real estate acquired in settlement of loans                 156             52
     Gain on sale of loans                                                    (1,778)        (1,252)
     Proceeds from sales of loans held for sale                              103,941         92,093
     Origination of loans held for sale                                     (104,628)       (91,294)
     Change in assets and liabilities
       Increase in other assets                                                 (486)          (620)
       Decrease in other liabilities                                          (1,614)          (387)
                                                                          ----------     ----------
            Net cash provided by operating activities                          3,421          5,978

Cash flows from investing activities
  Securities
     Available-for-sale
       Proceeds from maturities and paydowns                                  52,434        102,114
         Proceeds from sales                                                  19,776         11,017
         Purchases                                                           (97,234)      (117,511)
  Net (increase) decrease in loans                                            13,575         (4,860)
  Purchase of premises and equipment                                          (2,700)          (936)
  Proceeds from sale of real estate acquired in settlement of loans            1,029            546
  Proceeds from sale of equipment                                                 10              4
                                                                          ----------     ----------
            Net cash used in investing activities                            (13,110)        (9,626)

Cash flows from financing activities
  Net increase (decrease) in deposits                                         11,013        (29,031)
  Net increase in federal funds purchased
    and securities sold under agreements to repurchase                         1,971          5,268
  Increase in advances from the Federal Home Loan Bank                         6,150         23,000
  Payments on notes payable                                                        -         (1,000)
  Dividends on common stock                                                     (915)          (795)
  Dividends on preferred stock                                                  (193)          (194)
  Proceeds from exercise of stock options                                         16             90
                                                                          ----------     ----------
            Net cash provided by (used in) financing activities               18,042         (2,662)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                           8,353         (6,310)

Cash and cash equivalents
  Beginning of period                                                         26,699         33,021
                                                                          ----------     ----------

  End of period                                                           $   35,052     $   26,711
                                                                          ==========     ==========
Supplemental disclosures of cash flow information
  Cash payments for
     Interest                                                             $   16,520     $   24,862
     Income taxes                                                                317            602

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The annualized results of operations during the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002. All financial information is in thousands (000's), except per share data.

Note 2.  Earnings Per Share

Basic earnings per share for the three months and nine months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:


Basic Earnings Per Common Share                     Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    2002            2001          2002           2001
                                                 ----------     ----------     ----------     ----------
Net income available to common shareholders      $    1,081     $    1,404     $    2,447          4,394
Weighted average common shares outstanding            3,980          3,977          3,979          3,973
                                                 ----------     ----------     ----------     ----------

    Basic Earnings Per Common Share              $     0.27     $     0.35     $     0.61     $     1.11
                                                 ==========     ==========     ==========     ==========

Diluted Earnings Per Common Share                   Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    2002            2001          2002           2001
                                                 ----------     ----------     ----------     ----------
Weighted average common shares outstanding            3,980          3,977          3,979          3,973
Add: dilutive effect of assumed exercised
    stock options                                        48             42             46             33
                                                 ----------     ----------     ----------     ----------
Weighted average common and dilutive
    Potential shares outstanding                      4,028          4,019          4,025          4,006
                                                 ==========     ==========     ==========     ==========

    Diluted Earnings Per Common Share            $     0.27     $     0.35     $     0.61     $     1.10
                                                 ==========     ==========     ==========     ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

There were approximately 59,900 and 100,850 options outstanding at September 30, 2002 and 2001, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

The Company's consolidated securities portfolio, which represented 29.5% of the Company's 2002 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. Corporate bonds consist of investment grade obligations of public corporations. Other securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and SBA pooled securities. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $213,077 at September 30, 2002 compared to $186,282 at December 31, 2001. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the amortized cost and fair value of securities available-for-sale at September 30, 2002 and December 31, 2001:


                                                                     September 30, 2002
                                                 --------------------------------------------------------
                                                                   Gross         Gross
                                                  Amortized      Unrealized    Unrealized        Fair
                                                    Cost           Gains         Losses          Value
                                                 -----------    -----------    -----------    -----------
U.S. treasury                                    $     1,003    $        28    $         -    $     1,031
U.S. government agencies                              50,487            970             (1)        51,456
States and political subdivisions                     34,537          2,015             (6)        36,546
U.S. government mortgage-backed securities            97,075          1,701           (138)        98,638
Collateralized mortgage obligations and
    other asset backed securities                      4,355            162             (1)         4,516
Corporate bonds                                        8,839            203              -          9,042
Other                                                 11,846             24            (22)        11,848
                                                 -----------    -----------    -----------    -----------

                                                 $   208,142    $     5,103    $      (168)   $   213,077
                                                 ===========    ===========    ===========    ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                       December 31, 2001
                                                 ---------------------------------------------------------
                                                                   Gross         Gross
                                                  Amortized      Unrealized     Unrealized       Fair
                                                     Cost          Gains         Losses          Value
                                                 -----------    -----------    -----------    -----------
U.S. treasury                                    $     1,006    $        30    $         -    $     1,036
U.S. government agencies                              42,748            727            (75)        43,400
States and political subdivisions                     36,592            829            (77)        37,344
U.S. government mortgage-backed securities            85,556            876           (154)        86,278
Collateralized mortgage obligations and
  other asset backed securities                       12,021            345              -         12,366
Other                                                  5,858              -              -          5,858
                                                 -----------    -----------    -----------    -----------

                                                 $   183,781    $     2,807    $      (306)$      186,282
                                                 ===========    ===========    ===========    ===========

Note 4.  Loans

The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group.

The following table describes the composition of loans by major categories outstanding at September 30, 2002 and December 31, 2001:

                                                     September 30, 2002            December 31, 2001
                                                 --------------------------    --------------------------
                                                      $              %              $              %
                                                 -----------    -----------    -----------    -----------
Commercial                                       $   102,376          20.93%   $   107,382          21.27%
Agricultural                                          39,083           7.99         40,563           8.03
Real estate:
  Commercial mortgages                               145,855          29.82        150,878          29.88
  Construction                                        23,499           4.80         23,676           4.69
  Agricultural                                        35,132           7.18         34,611           6.85
  1-4 family mortgages                                89,366          18.27         94,368          18.69
Installment                                           51,285          10.49         50,961          10.09
Other                                                  2,552           0.52          2,529           0.50
                                                 -----------    -----------    -----------    -----------
Total loans                                          489,148         100.00%       504,968         100.00%
                                                                ===========                   ===========
Allowance for loan losses                             (6,808)                       (6,295)
                                                 -----------                   -----------

  Loans, net                                     $   482,340                   $   498,673
                                                 ===========                   ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2002 and 2001 are summarized below:

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
Beginning balance                           $    7,514          5,700     $    6,295          6,414

Charge-offs:
  Commercial                                     1,072          1,137          2,009          2,242
  Real estate mortgages                            106            358            419            588
  Installment and other loans                      118            143            444            317
                                            ----------     ----------     ----------     ----------
     Total charge-offs                           1,296          1,638          2,872          3,147
                                            ----------     ----------     ----------     ----------
Recoveries:
  Commercial                                        62             31            256            118
  Real estate mortgages                              -              -             28              -
  Installment and other loans                        9             11             45             44
                                            ----------     ----------     ----------     ----------
     Total recoveries                               71             42            329            162
                                            ----------     ----------     ----------     ----------

Net charge-offs                                  1,225          1,596          2,543          2,985
                                            ----------     ----------     ----------     ----------
Provision for loan losses                          519            596          3,056          1,271
                                            ----------     ----------     ----------     ----------

Ending balance                              $    6,808     $    4,700     $    6,808     $    4,700
                                            ==========     ==========     ==========     ==========
Period end total loans, net of
 unearned interest                          $  489,148     $  506,757     $  489,148     $  506,757
                                            ==========     ==========     ==========     ==========

Average loans                               $  485,410     $  504,580     $  489,199     $  504,296
                                            ==========     ==========     ==========     ==========
Ratio of net charge-offs to
  average loans                                   0.25%          0.32%          0.52%          0.59%
Ratio of provision for loan losses
  to average loans                                0.11           0.12           0.62           0.25
Ratio of allowance for loan losses
  to ending total loans                           1.39           0.93           1.39           0.93
Ratio of allowance for loan losses
  to total nonperforming loans                  120.79          41.49         120.79          41.49
Ratio of allowance at end of period
  to average loans                                1.40           0.93           1.39           0.93


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

                                                           Nine Months Ended
                                            -------------------------------------------
                                                          September 30, 2002
                                            -------------------------------------------
                                              Banking           Other       Consolidated
                                              Segment         Segments         Totals
                                            -----------     -----------     -----------
Net interest income (loss)                  $    19,027     $      (259)    $    18,768
Other revenue                                     6,270           2,631           8,901
Other expense                                    14,814           5,114          19,928
Segment profit (loss)                             6,411          (3,159)          3,252
Noncash items
   Depreciation                                     738             392           1,130
   Provision for loan losses                      3,056               -           3,056
   Goodwill and other intangibles                   285              18             303
Segment assets                                  764,112           5,732         769,844

                                                           Nine Months Ended
                                            -------------------------------------------
                                                          September 30, 2001
                                            -------------------------------------------
                                              Banking           Other       Consolidated
                                              Segment         Segments         Totals
                                            -----------     -----------     -----------
Net interest income (loss)                  $    18,545     $      (463)    $    18,082
Other revenue                                     6,043           2,832           8,875
Other expense                                    13,298           4,126          17,424
Segment profit (loss)                             8,833          (2,284)          6,549
Noncash items
   Depreciation                                     591             407             998
   Provision for loan losses                      1,271               -           1,271
   Goodwill and other intangibles                   596             119             715
Segment assets                                  757,052           5,517         762,569

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 8.  New Accounting Standards

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which was adopted by the Company on January 1, 2002. At September 30, 2002, the Company has $7,498 of goodwill. Approximately $2,110 of the goodwill recorded by the Company is related to a branch acquisition. This goodwill is currently being accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continues to be amortized to expense. The Company has completed impairment testing to determine if goodwill is impaired. The Company's conclusion is that there is not an impairment issue at either the consolidated level, bank reporting unit level or nonbanking reporting unit level. The impact of this standard on the periods ended September 30, 2002 and 2001 was as follows:

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
Reported net income                         $    1,146     $    1,468     $    2,640     $    4,588
Add back: goodwill amortization                      -             99              -            297
                                            ----------     ----------     ----------     ----------

    Adjusted net income                     $    1,146     $    1,567     $    2,640     $    4,885
                                            ==========     ==========     ==========     ==========

Basic Earnings Per Common Share                 Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
Reported net income                         $     0.27     $     0.35     $     0.61     $     1.11
Add back: goodwill amortization                      -           0.02              -           0.07
                                            ----------     ----------     ----------     ----------

    Adjusted net income                     $     0.27     $     0.37     $     0.61     $     1.18
                                            ==========     ==========     ==========     ==========

Diluted Earnings Per Common Share               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
Reported net income                         $     0.27     $     0.35     $     0.61     $     1.10
Add back: goodwill amortization                      -           0.02              -           0.07
                                            ----------     ----------     ----------     ----------

    Adjusted net income                     $     0.27     $     0.37     $     0.61     $     1.17
                                            ==========     ==========     ==========     ==========

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. The Company is currently evaluating the impact of this standard on their previous branch acquisition. If they determine that the branch acquisition qualifies for the accounting treatment prescribed in SFAS 147, it will be applied in the fourth quarter, which will result in the reversal of $130, of goodwill amortization, $80 net of tax for the first nine months of the year.

Note 9.  Recent Regulatory Developments

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

  o the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;
  o auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;
  o additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;
  o expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the outside auditor,
     (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;
  o expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;
  o  mandatory disclosure by analysts of potential conflicts of interest; and
  o  a range of enhanced penalties for fraud and other violations.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and nine months ended September 30, 2002 as compared to the same periods in 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K. Annualized results of operations during the three months and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Results of Operations

Net Income. Net income equaled $1,146 or $0.27 per fully diluted share for the three months ended September 30, 2002. This compares with net income of $1,468 or $0.35 per fully diluted share for the same period in 2001. For the nine months ended September 30, 2002, net income equaled $2,640 or $0.61 per fully diluted share compared with net income of $4,588 or $1.10 per fully diluted share earned in the same period in 2001.

The Company's quarterly results were adversely impacted by an increase in noninterest expense, largely related to an increase in valuation allowances on OREO, a loss on the sale of OREO and a write-off of other assets. Also contributing were increases in other operating expenses, incurred to support the growing level of business activities. Offsetting these factors were increases in net interest income as a result of the decrease in cost of funds, revenue generated from the mortgage banking division and a reduction of tax expense associated with a lower tax base.

Return on average assets was 0.60% for the third quarter of 2002 compared to 0.77% for the same period in 2001. Return on average assets was 0.47% for the nine months ended September 30, 2002, compared to 0.81% for the same period in 2001.

Return on average stockholders' equity was 6.82% for the third quarter of 2002 compared to 9.07% for the same period in 2001. Return on average stockholders' equity was 5.38% for the nine month period ended September 30, 2002, compared to 9.79% for the same period in 2001.

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

Net interest income, on a tax equivalent basis, was $6,599 for the third quarter ended September 30, 2002, compared with $6,448 earned during the same period in 2001. This represented an increase of $151 or 2.3%. The improvement in net interest income is attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $2,191 exceeding the quarter-over-quarter reduction of interest income earned on interest earning assets totaling $2,040. Also contributing to the increase in net interest income was a shift in the funding mix from higher costing time deposits and other wholesale sources to lower costing core deposits (DDA, Now, IMMIA and Savings).

The $2,040 change in interest income resulted from decreases of $205 associated with volume and $1,835 related to rate. The majority of the decrease in interest income was related to a 108 basis point decline in yields earned on average loans. Also contributing was a shift in the earning-asset mix from higher yielding loans to lower yielding investments. The $2,191 change in interest expense resulted from decreases of $376 associated with volume and $1,850

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

associated with rate. The majority of the decrease was attributable to a 152 basis point reduction in the rates paid on total time deposits, primarily located in expensive wholesale funding sources. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

The net interest margin on a tax equivalent basis for the period increased 11 basis points to 3.74% as compared to the prior year's quarter 3.63%. Lower funding costs, a result of actively reducing funding rates simultaneously with Federal Reserve Board actions undertaken throughout 2001, were principally responsible for the margin increase. Also, a decrease in loan balances, and a greater concentration of noninterest bearing sources, allowed management to reduce the Company's reliance on high-rate brokered deposits and retail time deposits. This was offset by narrower loan spreads, due to competitive pressures, overall tightening of loan underwriting standards, slower than expected loan growth and the cost of carrying a higher level of nonperforming loans. Specifically, yields on interest-earning assets decreased 111 basis points to 6.50% as compared to the prior year's quarter 7.61%. In contrast, rates paid on interest-bearing liabilities decreased 137 basis points to 3.17% as compared to the prior year's quarter 4.54%.

Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2002 totaled $19,499, representing an increase of $562 or 3.0% over the $18,937 earned during the same period in 2001. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $7,697 exceeding the year-over-year reduction of interest income earned on interest earning assets totaling $7,135. The net interest margin for the first nine months of 2002 increased 14 basis points to 3.74% compared to 3.60% for the same period in 2001.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                               AVERAGE BALANCE SHEET
                                                         AND ANALYSIS OF NET INTEREST INCOME

                                                        For the Three Months Ended September 30,
                                                 -------------------------------------------------------
                                                              2002                       2001
                                                 ---------------------------  --------------------------
                                                            Interest                    Interest                Change Due To:
                                                  Average   Income/  Average  Average   Income/  Average  --------------------------
                                                  Balance   Expense   Rate    Balance   Expense    Rate    Volume   Rate       Net
                                                 --------  --------  -------  --------  -------- -------  -------  -------   -------
ASSETS

Interest-earning assets
  Interest-earning deposits                      $    211  $      3     5.64% $  1,101  $      9    3.24% $   (10) $     4  $    (6)
  Securities (1)
     Taxable                                      171,942     1,863     4.30   153,163     2,057    5.33      233     (427)    (194)
     Non-taxable (2)                               34,704       643     7.35    40,558       760    7.43      (54)     (63)    (117)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
         Total securities (tax equivalent)        206,646     2,506     4.81   193,721     2,817    5.77      179     (490)    (311)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
     Federal funds sold                             8,188        37     1.79     5,144        39    3.01       18      (20)      (2)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
     Loans (3)(4)
         Commercial                               141,810     2,427     6.79   149,492     2,974    7.89     (147)    (400)    (547)
         Real estate                              291,544     5,320     7.24   298,387     6,260    8.32     (141)    (799)    (940)
         Installment and other                     52,056     1,185     9.03    56,701     1,419    9.93     (104)    (130)    (234)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
           Gross loans (tax equivalent)           485,410     8,932     7.30   504,580    10,653    8.38     (392)  (1,329)  (1,721)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
               Total interest-earning assets      700,455    11,478     6.50   704,546    13,518    7.61     (205)  (1,835)  (2,040)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
Noninterest-earning assets
  Cash and cash equivalents                        20,943                       20,996
  Premises and equipment, net                      14,033                       11,858
  Other assets                                     21,802                       21,148
                                                  -------                     --------
         Total nonearning assets                   56,778                       54,002
                                                 --------                     --------
           Total assets                          $757,233                     $758,548
                                                 ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                                   $ 49,837  $    116     0.92% $ 48,847  $    214    1.74% $     4  $  (102) $   (98)
  Money market accounts                            98,195       526     2.13    54,682       377    2.74      248      (99)     149
  Savings deposits                                 49,383       149     1.20    47,854       252    2.09        8     (111)    (103)
  Time deposits                                   342,450     3,266     3.78   397,364     5,308    5.30     (664)  (1,378)  (2,042)
  Federal funds purchased and
    repurchase agreements                           5,015        46     3.64     3,302        22    2.64       14       10       24
  Advances from FHLB                               57,047       690     4.80    55,625       748    5.34       19      (77)     (58)
  Notes payable                                     9,291        86     3.67     9,640       149    6.13       (5)     (58)     (63)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
     Total interest-bearing liabilities           611,218     4,879     3.17   617,314     7,070    4.54     (376)  (1,815)  (2,191)
                                                 --------  --------  -------  --------  -------- -------  -------  -------  -------
Noninterest-bearing liabilities
  Noninterest-bearing deposits                     72,165                       68,080
  Other liabilities                                 6,307                        8,925
                                                 --------                     --------
     Total noninterest-bearing liabilities         78,472                       77,005
                                                 --------                     --------
  Stockholders' equity                             67,543                       64,229
                                                 --------                     --------
  Total liabilities and stockholders' equity     $757,233                     $758,548
                                                 ========                     ========
  Net interest income (tax equivalent)                     $  6,599                     $  6,448          $   171  $   (20) $   151
                                                           ========                     ========          =======  =======  =======
  Net interest income (tax equivalent) to
    total earning assets                                                 3.74%                      3.63%
                                                                     ========                    =======
  Interest-bearing liabilities to earning assets    87.26%                       87.62%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                    AVERAGE BALANCE SHEET
                                                             AND ANALYSIS OF NET INTEREST INCOME

                                                              For the Nine Months Ended September 30,
                                                 ------------------------------------------------------
                                                             2002                        2001
                                                 ---------------------------  -------------------------
                                                           Interest                    Interest               Change Due To:
                                                  Average  Income/  Average   Average  Income/  Average  ---------------------------
                                                  Balance  Expense   Rate     Balance  Expense   Rate     Volume     Rate      Net
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
ASSETS

Interest-earning assets
  Interest-earning deposits                      $    775  $    15     2.59% $  1,222  $    46     5.03% $   (13)  $   (18) $   (31)
  Securities (1)
     Taxable                                      163,593    5,492     4.49   153,710    6,710     5.84      410    (1,628)  (1,218)
     Non-taxable (2)                               35,033    1,951     7.45    40,678    2,289     7.52     (218)     (120)    (338)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
         Total securities (tax equivalent)        198,626    7,443     5.01   194,388    8,999     6.19      192    (1,748)  (1,556)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
     Federal funds sold                             8,145      103     1.69     4,362      137     4.20       77      (111)     (34)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
     Loans (3)(4)
         Commercial                               141,132    7,408     7.02   149,032    9,613     8.62     (490)   (1,715)  (2,205)
         Real estate                              296,491   16,490     7.44   298,696   19,137     8.57     (140)   (2,507)  (2,647)
         Installment and other                     51,576    3,592     9.31    56,568    4,254    10.05     (361)     (301)    (662)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
            Gross loans (tax equivalent)          489,199   27,490     7.51   504,296   33,004     8.75     (962)   (4,552)  (5,514)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
               Total interest-earning assets      696,745   35,051     6.73   704,268   42,186     8.01     (706)   (6,429)  (7,135)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
Noninterest-earning assets
  Cash and cash equivalents                        19,835                      19,876
  Premises and equipment, net                      13,564                      11,834
  Other assets                                     21,326                      20,662
                                                 --------                    --------
     Total nonearning assets                       54,725                      52,372
                                                 --------                    --------
         Total assets                            $751,470                    $756,640
                                                 ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                                   $ 45,841  $   366     1.07% $ 44,514  $   676     2.03% $    20   $  (330) $  (310)
  Money market accounts                            81,030    1,275     2.10    52,051    1,202     3.09      535      (462)      73
  Savings deposits                                 50,595      500     1.32    46,195      769     2.23       68      (337)    (269)
  Time deposits                                   367,100   11,209     4.08   409,906   17,749     5.79   (1,708)   (4,832)  (6,540)
  Federal funds purchased and
    repurchase agreements                           4,930      124     3.36     2,170       56     3.45       69        (1)      68
  Advances from FHLB                               48,372    1,813     5.01    53,375    2,297     5.75     (204)     (280)    (484)
  Notes payable                                     9,294      265     3.81     9,862      500     6.78      (27)     (208)    (235)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
     Total interest-bearing liabilities           607,162   15,552     3.42   618,073   23,249     5.03   (1,247)   (6,450)  (7,697)
                                                 --------  -------  -------  --------  -------  -------  -------   -------  -------
Noninterest-bearing liabilities
  Noninterest-bearing deposits                     71,299                      67,073

  Other liabilities                                 7,345                       8,843
                                                 --------                    --------
     Total noninterest-bearing liabilities         78,644                      75,916
                                                 --------                    --------
  Stockholders' equity                             65,664                      62,651
                                                 --------                    --------
  Total liabilities and stockholders' equity     $751,470                    $756,640
                                                 ========                    ========
  Net interest income (tax equivalent)                     $19,499                     $18,937           $   541   $    21  $   562
                                                           =======                     =======           =======   =======  =======
  Net interest income (tax equivalent) to
    total earning assets                                               3.74%                       3.60%
                                                                    =======                     =======
  Interest-bearing liabilities to earning assets    87.14%                      87.76%
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

The provision for loan losses charged to operating expense for the third quarter of 2002 totaled $519, a decrease of $77 over the $596 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the nine months ended September 30, 2002 totaled $3,056, an increase of $1,785 over the $1,271 recorded during the same period a year ago.

The Company's quarterly and year to date provisions are a continued response to the deterioration of several seasoned credits that surfaced and have been reserved for previously, downgrades of various other credits and the continued softening of the economy. In addition, management also considered several factors surrounding credit-quality, including the level of nonperforming loans, the number of customers filing for bankruptcy, and net charge-offs and delinquencies. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors. Management believes that issues within the portfolio come as a result of the current state of the economy and mirror problems faced by many of its peers throughout the financial community. The added provision is consistent with the Company's practice of focusing on early identification of problem credits and quick remediation where possible.

Net charge-offs for the third quarter of 2002 were $1,225 compared with $1,596 in 2001. Annualized net charge-offs decreased to 0.25% of average loans for the second quarter of 2002 compared to 0.32% in the same period in 2001. Net charge-offs for the nine months ended September 30, 2002 were $2,543 compared with $2,985 in 2001. Annualized net charge-offs decreased to 0.52% of average loans for the nine months ended September 30, 2002 compared to 0.59% in the same period in 2001. The sustained level in net charge-offs was largely the result of several credits which were identified in previous quarters as requiring the status of watch list and had specific allocations. These credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Noninterest Income. The following table summarizes the Company's noninterest income:


                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
Service charges                        $      708     $      719     $    1,953     $    2,057
Merchant fee income                           330            301            881            857
Trust income                                  180            159            551            501
Mortgage banking income                       678            494          1,877          1,436
Insurance commissions and fees                558            582          1,602          1,885
Securities gains, net                         107            264            407            555
Other income                                  499            526          1,630          1,584
                                       ----------     ----------     ----------     ----------
                                       $    3,060     $    3,045     $    8,901     $    8,875
                                       ==========     ==========     ==========     ==========

Noninterest income consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and data processing product lines. Noninterest income totaled $3,060 for the three months ended September 30, 2002, compared to $3,045 for the same time frame in 2001. Exclusive of net securities gains, core noninterest totaled $2,953 compared to $2,781 for the same period in 2001, representing an increase of $172 or 6.2%.

The majority of the change was related to a $184 improvement in mortgage banking income. Mortgage banking income includes fees generated from servicing and the gains realized from the sale of these loans. Also contributing were modest increases in merchant fee income and trust income.

These increases were offset by lower than anticipated insurance, asset management and brokerage fees (included in insurance commissions and fees). Insurance fees declined largely due to the hardening of the overall insurance market, which has resulted in clients shopping business to other vendors. Asset management and brokerage fees generally follow the amount of total assets under management and conditions in the equity and credit markets. The combined categories of service charges and other income remained relatively stable with only slight quarter-over-quarter changes.

Noninterest income totaled $8,901 for the nine months ended September 30, 2002, compared to $8,875 for the same time frame in 2001. Exclusive of net securities gains, core noninterest income totaled $8,494 compared to $8,320 for the same period in 2001, representing an increase of $172 or 2.1%. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Noninterest Expense. The following table summarizes the Company's noninterest expense:

                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
Salaries and employee benefits         $    3,747     $    3,514     $   11,354     $   10,185
Occupancy expense, net                        469            421          1,360          1,330
Furniture and equipment expense               474            402          1,349          1,188
Supplies and printing                         110            155            380            471
Telephone                                     241            197            768            576
Amortization of intangible assets             101            231            303            715
Other expenses                              2,298          1,611          5,847          4,672
                                       ----------     ----------     ----------     ----------
                                       $    7,440     $    6,531     $   21,361     $   19,137
                                       ==========     ==========     ==========     ==========

Noninterest expense totaled $7,440 for the three months ended September 30, 2002, as compared to $6,531 for the same timeframe in 2001. This represented an increase of $909 or 13.9%. The increase in noninterest expense on a quarter-over-quarter basis was largely related to a $368 increase in valuation allowances on OREO, a loss on the sale of OREO of $110, a write-down of $150 in other assets (all included in other expenses). Also contributing was an increase of $233 in salaries and employee benefits. The rise in salaries and benefits was the result of investing in our own future through the recruitment and retention of high-quality, seasoned industry professionals to fill existing vacancies. In addition, a higher concentration of salary expenditures is also currently being realized by our mortgage banking division and financial services division. These divisions, with lower gross profit margins, historically produce significant levels of noninterest income, but also incur considerable noninterest expense.

Other factors included increases in other expenses due to other real estate related expenses, legal fees partially related to the work-out and collection of nonperforming loans and furniture and equipment expense and telephone expense largely related to investments in technology to improve the Company's network infrastructure. These increases were partially offset by decreases in supplies and printing and goodwill amortization due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Noninterest expense totaled $21,361 for the nine months ended September 30, 2002, increasing by $2,224 or 11.6% from the same period in 2001. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and nine months ended September 30, 2002 and 2001.


                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
Income before income taxes             $    1,460     $    2,084     $    3,252     $    6,549
Applicable income taxes                       314            616            612          1,961
Effective tax rates                          21.5%          29.6%          18.8%          29.9%

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company recorded income tax expense of $314 and $616 for the three months ended September 30, 2002 and 2001, respectively. Effective tax rates equaled 21.5% and 29.6% respectively, for such periods. The Company recorded income tax expense of $612 and $1,961 for the nine months ended September 30, 2002 and 2001, respectively. Effective tax rates equaled 18.8% and 29.9% respectively, for such periods. The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. Second, the level of tax-exempt income has increased as a percentage of taxable income. And, finally, the Company has reduced tax expense through various tax planning initiatives.


Preferred Stock Dividends. The Company paid $65 and $64 of preferred stock dividends for the quarters ended September 30, 2002 and 2001, respectively. The Company paid $193 and $194 of preferred stock dividends for the nine months ended September 30, 2002 and 2001, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2002 and December 31, 2001.

                                         September 30, 2002
                        --------------------------------------------------
                                         Net Interest Income
                        --------------------------------------------------
                           Amount             Change              Change
                        ----------          ----------          ----------
                                     (Dollars in Thousands)

     +200 bp            $   26,105          $      455                1.77%
     +100 bp                25,980                 330                1.29
       Base                 25,650                   -                   -
     -100 bp                24,916                (734)              (2.86)
     -200 bp                24,272              (1,378)              (5.37)


Based upon the Company's model at September 30, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 1.77% or approximately $455. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 5.37% or approximately $1,378.

                                          December 31, 2001
                        --------------------------------------------------
                                         Net Interest Income
                        --------------------------------------------------
                           Amount             Change              Change
                        ----------          ----------          ----------
                                     (Dollars in Thousands)

     +200 bp            $   28,134          $      851                3.12%
     +100 bp                27,695                 412                1.51
       Base                 27,283                   -                   -
     -100 bp                26,900                (383)              (1.40)
     -200 bp                26,095              (1,188)              (4.35)


Based upon the Company's model at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.12% or approximately $851. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 4.35% or approximately $1,188.

Financial Condition

General.     As of September 30, 2002, the Company had total assets of $769,844, total gross loans of $489,148, total deposits of $623,157 and total stockholders' equity of $66,897. Total assets increased by $21,537 or 2.9% from year-end 2001. Total gross loans decreased by $15,820 or 3.1% from year-end 2001 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. In contrast, total deposits increased by $11,013 or 1.8% from year-end 2001, largely related to growth in lower costing interest-bearing deposits (Now, IMMIA and Savings) and noninterest-bearing deposits.

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

                                                                        2002                                  2001
                                                      ----------------------------------------     -------------------------
                                                       Sept 30,        Jun 30,        Mar 31,        Dec 31,        Sep 30,
                                                      ----------     ----------     ----------     ----------     ----------
Nonaccrual and impaired loans not
 accruing                                             $    4,399     $    7,239     $    7,026     $    7,259     $    8,753
Impaired and other loans 90 days past
 due and still accruing interest                           1,237          1,062          1,768          1,616          2,576
                                                      ----------     ----------     ----------     ----------     ----------
     Total nonperforming loans                             5,636          8,301          8,794          8,875         11,329
Other real estate owned                                    2,524          2,581          2,244          1,886            534
                                                      ----------     ----------     ----------     ----------     ----------

     Total nonperforming assets                       $    8,160     $   10,882     $   11,038     $   10,761     $   11,863
                                                      ==========     ==========     ==========     ==========     ==========

Nonperforming loans to total end of period loans            1.15%          1.72%          1.79%          1.76%          2.24%
Nonperforming assets to total end of period loans           1.67           2.25           2.25           2.13           2.34
Nonperforming assets to total end of period assets          1.06           1.45           1.49           1.44           1.56

At September 30, 2002, nonperforming loans totaled $5,636 versus the $8,875 that existed as of December 31, 2001 and $8,301 as of June 30, 2002. The decrease in nonperforming loans, when compared to December 31, 2001, was due to various actions taken during the year to proactively address these problem loans. The level of nonperforming loans to total end of period loans was 1.15% at September 30, 2002, as compared to 1.76% at December 31, 2001. The reserve coverage ratio (allowance to nonperforming loans) improved to 120.79%, as of September 30, 2002, from the lower ratios of 90.52% at June 30, 2002 and 70.93% at December 31, 2001.

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

Allowance for Loan Losses. At September 30, 2002, the allowance for loan losses was $6,808 or 1.39% of total loans as compared to $7,514 or 1.55% at June 30, 2002, $4,700 or 0.93% at September 30, 2001 and $6,295 or 1.25% at December 31,
2001. Several factors impacted the quarter-over-quarter change. In the fourth quarter of 2001, the Company increased the allowance by $2,890, and, in the second quarter of 2002, the Company increased the allowance by $1,652. These increases were due to the deterioration in overall credit quality and the impact of various identified seasoned credits. These increases were offset by net charge-offs, largely the result of several credits which were identified in previous quarters as requiring the status of watch list with specific allocations. These problem credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off. Net charge-offs for the third quarter of 2002 were $1,225 compared with $1,596 in 2001. Net charge-offs for the nine months ended September 30, 2002 were $2,543 compared with $2,985 in 2001.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly. As positive or negative adjustments become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio did not significantly change since year-end. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

Liquidity. The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities, offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $8,353 from December 31, 2001 to September 30, 2002.

During the first nine months of 2002, the Company experienced net cash inflow of $3,421 from its operating activities primarily due to proceeds from loans sales and net income and $18,042 in financing activities attributed to increases in deposits and FHLB advances. Investing activities, on the other hand, provided net cash outflows of $13,110 largely due to the purchase of securities.

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

The Company classifies all of its securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio, resulting in a steady stream of loan repayments. In managing its investment portfolio, the Company provides for staggered maturities so that cash flows are provided as such investments mature.

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

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.64% and 12.05%, respectively, at September 30, 2002. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of September 30, 2002, the Tier 2 risk-based capital was comprised of $6,772 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie Bancorp, Inc.

The following table sets forth an analysis of the Company's capital ratios:

                                                             December 31,             Minimum         Well
                                      September 30,   -------------------------       Capital      Capitalized
                                          2002           2001           2000          Ratios         Ratios
                                       ----------     ----------     ----------     ----------     ----------
Tier 1 risk-based capital              $   57,667     $   55,911     $   51,835
Tier 2 risk-based capital                   7,603          7,126          7,245
Total capital                              65,270         63,037         59,080
Risk-weighted assets                      541,735        540,626        537,549
Capital ratios
     Tier 1 risk-based capital              10.64%         10.34%          9.64%          4.00%          6.00%
     Tier 2 risk-based capital              12.05          11.66          10.99           8.00          10.00
     Leverage ratio                          7.55           7.54           6.90           4.00           5.00

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 3 is incorporated by reference from the discussion on page 19 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other member of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

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

         None.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

               UnionBancorp, Inc. (the "Company") is a registered bank holding company that holds all of the issued and outstanding shares of four Illinois state-chartered banks and one non-bank subsidiary. As a federally registered bank holding company and the holding company for four Illinois state-chartered banks, the Company is subject to the supervision, examination and regulation of the Federal Reserve Bank of Chicago (the "Reserve Bank") and Illinois' Office of Banks and Real Estate (the "OBRE") (collectively, the "Regulators"). The Regulators have recently completed an examination of the Company pursuant to which the Regulators found certain deficiencies with respect to the Company's Information Technology ("IT") function. The Regulators determined that the Company should enter into a Memorandum of Understanding ("MOU") with the Regulators in order to ensure that the Company takes appropriate steps to improve its IT function. An MOU is an informal supervisory action which is utilized when the Federal Reserve Bank believes that the deficiencies cited can be corrected by present management. In November 2002, the Company's Board of Directors will be entering into an MOU with the Regulators that requires the Company to initiate various procedures to improve its IT function.

               The MOU requires that the Company implement the policies and take the various actions discussed in this paragraph within either 60 or 90 days of the effective date of the MOU, as indicated below. Among the actions required by the MOU is the complete assessment by the Company of its IT function and the submission to the Regulators of the Company's findings, conclusions and specific actions to be taken to address deficiencies cited. Within 60 days, the Company must conduct a review of the management and staffing of the IT function and submit to the Regulators the Company's findings, conclusions and specific actions to be taken to strengthen its IT management. Within 60 days, the Company must also submit to the Regulators an independent risk analysis methodology for risk assessment of its IT function.

               Within 30 days of receiving approval for the risk analysis, the Company must submit to the Regulators an audit plan based on the completed risk assessment described above. The Company must also provide a plan for the internet service provider to the Company which contains a complete risk assessment, plans for the organization's continued offering of internet service, and intent to ensure system and data security. Lastly, the Company must submit a plan indicating the steps taken to eliminate all deficiencies cited and must submit revised IT plans, policies, and procedures.

               Quarterly reports will be submitted by the Company to the Regulators describing the actions taken to ensure compliance with the MOU.

               The Company has already begun to take various actions to implement the requirements of the MOU. It believes that the adoption of new policies, revisions to existing policies and procedures and the implementation of the other changes required by the MOU will improve the Company's IT functions.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Vice President and Principal Financial and Accounting Officer.

         Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2002.



                                       UNIONBANCORP, INC.

                                       By: /s/ CHARLES J. GRAKO
                                           -------------------------------------
                                               Charles J. Grako
                                               President and Principal Executive
                                               Officer


                                       By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                               Kurt R. Stevenson
                                               Vice President and Principal
                                               Financial and Accounting Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

I, Charles J. Grako, President and Principal Executive Officer, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of UnionBancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ CHARLES J. GRAKO
----------------------------------
Charles J. Grako
President and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

I, Kurt R. Stevenson, Vice President and Principal Financial and Accounting Officer, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of UnionBancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ KURT R. STEVENSON
----------------------------------
Kurt R. Stevenson
Vice President and Principal Financial and Accounting Officer