Form 10-K
period 2002-12-31
UNIONBANCORP INC
filed 2003-03-20
CIK 1019650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission File Number: 0-28846

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

        As of March 3, 2003, the Registrant had issued and outstanding 3,986,046 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2003, was $28,428,632.*

* Based on the last reported price $16.43 of an actual transaction in the Registrant's Common Stock on March 3, 2003, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Company's 2002 Annual Report to Stockholders (the "2002 Annual Report") are incorporated by reference into Part II of this Form 10-K.

        Certain portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                                 Form 10-K Index

                                                                                    Page
                                                                                    ----
PART I

Item 1.        Description of Business..............................................  1
               A.    The Company
               B.    Regulation and Supervision

Item 2.        Properties........................................................... 10
Item 3.        Legal Proceedings.................................................... 11
Item 4.        Submission of Matters to a Vote of Security Holders.................. 11

PART II

Item 5.        Market for Registrant's Common Equity and
                     Related Stockholder Matters.................................... 11
Item 6.        Selected Consolidated Financial Data................................. 12
Item 7.        Management's Discussion and Analysis of Results of Operations and
                     Financial Condition............................................ 12
Item 7A.       Quantitative and Qualitative Disclosure about Market Risk............ 37
Item 8.        Financial Statements and Supplementary Data.......................... 37
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure .......................................... 73

PART III

Item 10.       Directors and Executive Officers of the Registrant................... 73
Item 11.       Executive Compensation............................................... 74
Item 12.       Security Ownership of Certain Beneficial Owners and Management....... 74
Item 13.       Certain Relationships and Related Transactions....................... 74
Item 14.       Controls and Procedures...............................................74
Item 15.       Exhibits, Financial Statement Schedules and Reports
                     On Form 8-K.....................................................74

                                     PART I

Item 1. Description of Business

General

        The Company, a Delaware corporation, is a regional financial services organization based in Ottawa, Illinois, encompassing four bank subsidiaries (the "Banks") and one non-bank subsidiary, UnionFinancial Services & Trust Company ("UnionFinancial"). Together, these entities serve customers in twenty-four bank locations and one non-bank location from the far Western suburbs of the Chicago metropolitan area across Central and Northern Illinois to the Mississippi River in Western Illinois, with banking, trust, insurance, investment and electronic offerings. The Banks and UnionFinancial are collectively referred to as the "Subsidiaries."

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

        The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community establishment. In each of the Company's twenty-five locations, customers have access to a wide range of products and services aimed at meeting the demands of a diverse market base. Committed to the concept of one stop financial shopping, customers can ascertain assistance on their banking, trust, insurance, investment and internet needs from the Company's experienced staff or enjoy the convenience of online services from the comfort of their own homes. With its continued growth and evolution, the Company also remains rooted in its strong presence in the communities it serves. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates this ongoing commitment. Management believes that, together, these qualities distinguish the Company from its competitors and will enable the Company to compete successfully in its market area against other regional and interstate institutions.

        Geographically, the Company serves the financial needs of contiguous counties located in north central Illinois through the Banks. In recent years, the Company has expanded its activities from north central Illinois into markets surrounding the Chicago metropolitan area, as well as into additional areas of Northern and Western Illinois.

        The Banks offer a wide range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The Banks make direct and indirect installment loans to consumers and commercial customers, originate and service residential mortgages and handle the secondary marketing of those mortgages. Agricultural loans also play a role in the Company's overall lending portfolio, although most of this lending activity is based in the north central portion of the Company's market area. The Banks also offer a full range of depository services including traditional savings, checking and money market accounts. Credit and debit cards, as well as home banking and bill pay options, target those customers who seek the convenience of electronic services.

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

        Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, and future action stemming from the Act, is expected to continue to significantly change the competitive environment in which the Company and the Banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

        At December 31, 2002, the Company employed 356 full-time equivalent employees. The Company places high priority on staff development, which involves extensive training on product offerings, customer service, management practices and leadership skills. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee programs and benefits, and management considers its employee relations to be excellent.

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

The Company

        General. The Company, as the sole stockholder of UnionBank; Prairie, as the sole stockholder of UnionBank/Central and UnionBank/Northwest; and Country, as the sole stockholder of UnionBank/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

        As of December 31, 2002, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                 Risk-Based           Leverage
                               Capital Ratio       Capital Ratio
                               -------------       -------------

        Company                    11.84%              7.48%

        Prairie                    14.82%              8.76%

        Country                    12.77%              8.50%

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

        During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

        FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2002, the FICO assessment rate for SAIF members ranged between approximately 0.0170% of deposits and approximately 0.0182% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0170% of deposits and approximately 0.0182% of deposits. During the year ended December 31, 2002, the Banks paid FICO assessments totaling $105,677.

        Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2002, the Banks paid supervisory assessments to the Commissioner totaling $111,353.

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

        During the year ended December 31, 2002, none of the Banks was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2002, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                     Risk-Based              Leverage
                                    Capital Ratio          Capital Ratio
                                    -------------          -------------

        UnionBank                       12.68%                  8.30%

        UnionBank/ Central              14.09%                  8.23%

        UnionBank/ West                 13.19%                  8.80%

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2002, each of the Banks was well capitalized, as defined by Federal Reserve regulations.

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

        The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines and had approximately $7.2 million available to be paid as dividends to the Company by the Banks as of December 31, 2002. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

        Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.263 million plus 10% of the aggregate amount of total transaction accounts in excess of $421million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

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

Item 2. Properties

        At December 31, 2002, the Company operated twenty-four banking offices and one non-bank office in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned either by one of the Banks or by UnionFinancial and are not subject to any mortgage or material encumbrance, with the exception of three offices that are leased located in LaSalle and Bureau counties. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE                   MARKETS SERVED               PROPERTY/TYPE LOCATION
---------                   --------------               ----------------------
The Company                                              Administrative Office:  Ottawa, IL

UnionBank                   DeKalb, Grundy, Kane,        Main Office: Streator, IL
                            Kendall, LaSalle,            Eleven banking offices located in
                            Livingston and Madison       markets served.
                            Counties

UnionBank/Central           Bureau, LaSalle, and         Main Office: Princeton, IL
                            Whiteside Counties           Five banking offices located in
                                                         markets served.

UnionBank/West              Adams, Hancock, McDonough,   Main Office: Macomb, IL
                            Pike and Schuyler Counties   Six banking offices located in
                                                         markets served.

UnionBank/Northwest         Jo Daviess County            Main Office: Hanover, IL
                                                         Two banking offices located in
                                                         markets served.

UnionFinancial Services &   Adams, Bureau, Kendall,      Main Office: Peru, IL
Trust Company               LaSalle and Schuyler         Offices located in Clayton,
                            Counties                     Mendota, Ottawa, Princeton, Quincy,
                                                         Rushville, Sandwich and Streator IL.

        In addition to the banking locations listed above, the Banks own twenty-nine automated teller machines, some of which are housed within banking offices and some of which are independently located.

        At December 31, 2002, the properties and equipment of the Company had an aggregate net book value of approximately $14.1 million.

Item 3. Legal Proceedings

        Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no items submitted to a vote of security holders in the fourth quarter of 2002.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

        The Company's Common Stock was held by approximately 1,033 stockholders of record as of March 3, 2003, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                                Stock Sales
                                         ------------------------
                                                                        Cash
                                            High           Low        Dividends
                                         ---------      ---------     ---------

 2001
   First Quarter......................     14.00          10.00         0.060
   Second Quarter.....................     14.00          11.50         0.070
   Third Quarter......................     15.50          13.10         0.070
   Fourth Quarter.....................     14.50          13.50         0.070

 2002
   First Quarter......................     15.00          13.73         0.070
   Second Quarter.....................     15.70          14.25         0.080
   Third Quarter......................     15.95          14.56         0.080
   Fourth Quarter.....................     16.01          14.75         0.080

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

        The information from the 2003 Proxy Statement under the caption "Existing Equity Compensation Plans" on pages 5 through 6 is incorporated by reference.

Item 6. Selected Consolidated Financial Data

        Selected consolidated financial data for the five years ended December 31, 2002, consisting of data captioned "Selected Consolidated Financial Data" on page 10 of the Company's 2002 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following discussion provides additional information regarding the operations and financial condition of UnionBancorp, Inc. (the "Company") for the three years ended December 31, 2002. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

General

        UnionBancorp, Inc. (the "Company") is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its banking subsidiaries (the "Banks"), but also derives revenue from its nonbank subsidiary, UnionFinancial Services & Trust Company ("UnionFinancial"). The Company provides a full range of services to individual and corporate customers located in the north central and west central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Banks are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

        The Company has filed applications with the Federal Reserve Bank and the Illinois Office of Banks and Real Estate to merge UnionBank/Central, a stand-alone bank subsidiary, into the Company's flagship bank, UnionBank. Consolidation of these entities is expected to provide several benefits to the organization including an improved utilization of personnel as a result of the consolidation of various backroom functions, which will result in a reduction in duplicated job functions and a lessening of various administrative and operational tasks. Simplified financial reporting, the elimination of inter-company banking transactions and a flatter, more efficient management structure will improve the Company's workflow, while an increased legal lending limit and additional product and service offerings in our cross-over markets will be advantageous to our existing and future customer base. The transaction is expected to be consummated late in the first quarter or early in the second quarter of 2003. Since UnionBank/Central is under common control, the merger will be accounted for at UnionBank/Central's carrying amount which will have no impact on the consolidated financial statements.

        The Company is also in the process of constructing a new branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs. Aimed at providing one-stop financial shopping to our customers, the Yorkville site will deliver convenience and financial security by offering our full line of

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

financial services including banking, trust, internet, insurance and investment products. The facility is slated to open in the third quarter of 2003 and will be located in the new Yorkville Marketplace development at Routes 34 and 47.

Results of Operations

    Net Income

        2002 compared to 2001. Net income equaled $4,044 or $0.94 per diluted share for the year ended December 31, 2002. This compares to net income of $4,454 or $1.05 per diluted share for the year ended December 31, 2001. This represents a 9.2% decrease in net income and a 10.5% decrease in per share earnings.

        The Company's annual results were adversely impacted by several factors. These include costs associated with other real estate owned ("OREO"), as the Company recorded a valuation allowance on one OREO property, in addition to other losses on the sale and general operating expenses incurred on OREO; increases in other operating expenses incurred to support the growing level of business activity and continued investments in the Company; and a decrease in the gains on sale of securities. Offsetting these factors were increases in net interest income, revenue generated from the mortgage banking division, and reductions in the provision for loan losses and income taxes.

        Also contributing to the change in earnings was the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147 "Acquisitions of Certain Financial Institutions." The adoption of these accounting standards allowed the Company to cease the amortization of goodwill related to various acquisitions.

        Return on average assets was 0.53% for the period compared to 0.59% for the same period in 2001. Return on average stockholders' equity was 6.11% for the period compared to 7.04% for the same period in 2001.

        2001 compared to 2000. Net income equaled $4,454 or $1.05 per diluted share for the year ended December 31, 2001 compared with net income of $2,903 or $0.66 per diluted share for the year ended December 31, 2000. This represents a 59.1% increase in per share earnings and a 53.4% increase in net income.

        The annual earnings growth was driven by several factors. These include the continued strong performance of the mortgage banking division which yielded a record period in volume and revenue generation, increased net interest income largely related to the sustained interest rate cuts by the Federal Reserve, gains on the sale of securities, and a decrease in the provision for loan losses. These improvements were partially offset by an increase in noninterest expense, incurred to support the growing levels of business activities, and continued investments in the Company.

        Return on average assets was 0.59% for the year ended December 31, 2001 compared to 0.40% for the same period in 2000. Return on average stockholders' equity was 7.04% for the period compared to 5.09% for the same period in 2000.

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

        2002 compared to 2001. Net interest income, on a tax equivalent basis, was $26,289 for the year ended December 31, 2002, compared with $25,561 earned during the same period in 2001. This represented an increase of $728 or 2.9%. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $9,199 exceeding the year-over-year reduction of interest income earned on interest earning assets totaling $8,471. Also contributing to the increase in net interest income was a shift in the funding mix from higher costing time deposits and other wholesale sources to lower costing core deposits (DDA, Now, IMMIA and Savings).

        The $8,471 change in interest income resulted from decreases of $500 associated with volume and $7,971 related to rate. The majority of the decrease in interest income was related to a 113 basis point decline in yields earned on average loans. Also contributing was a shift in the earning-asset mix from higher yielding loans to lower yielding investments. The $9,199 change in interest expense resulted from decreases of $1,266 associated with volume and $7,933 associated with rate. The majority of the decrease was attributable to a 159 basis point reduction in the rates paid on total time deposits, primarily located in expensive wholesale funding sources. This was a deliberate strategy aimed at reducing the Company's reliance on these higher-cost funding sources and to reduce interest rate risk.

        Despite a difficult rate environment, the Company's net interest margin improved in 2002. The net interest margin on a tax equivalent basis for the period increased 10 basis points to 3.74% as compared to the prior year's 3.64%. Lower funding costs, a result of actively reducing funding rates simultaneously with Federal Reserve Board actions, were principally responsible for the margin increase. Also, a decrease in loan balances and an increase in noninterest bearing sources, allowed management to reduce the Company's reliance on high-rate brokered deposits and retail time deposits. These actions were partially offset by narrower loan spreads, due to competitive pressures, overall tightening of loan underwriting standards which resulted in slower than expected loan growth and the cost of carrying a higher level of nonperforming loans. Specifically, yields on interest-earning assets decreased 122 basis points to 6.60% as compared to the prior year's 7.82%. In contrast, rates paid on interest-bearing liabilities decreased 148 basis points to 3.29% as compared to the prior year's 4.77%.

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

        The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2002, 2001 and 2000. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                                           For the Years Ended December 31,
                                                        --------------------------------------------------------------------
                                                                      2002                                2001
                                                        --------------------------------    --------------------------------
                                                                    Interest                            Interest
                                                          Average    Income/     Average      Average    Income/     Average
                                                          Balance    Expense      Rate        Balance    Expense      Rate
                                                        ----------  ---------  ---------    ----------  ---------  ---------
ASSETS

Interest-earning assets
   Interest-earning deposits                            $    1,573  $      28       1.78%   $    1,130  $      53       4.69%
   Securities (1)
      Taxable                                              167,895      7,350       4.38       152,650      8,602       5.64
      Nontaxable (2)                                        34,866      2,579       7.40        39,884      2,988       7.49
                                                        ----------  ---------  ---------    ----------  ---------  ---------
         Total securities (tax equivalent)                 202,761      9,929       4.90       192,534     11,590       6.02
                                                        ----------  ---------  ---------    ----------  ---------  ---------
      Federal funds sold                                     9,079        147       1.62         4,640        143       3.08
                                                        ----------  ---------  ---------    ----------  ---------  ---------
      Loans (3)(4)
         Commercial                                        140,937      9,707       6.89       148,598     12,365       8.32
         Real estate                                       297,318     21,796       7.33       300,066     25,167       8.39
         Installment and other                              52,105      4,868       9.34        55,984      5,628      10.05
                                                        ----------  ---------  ---------    ----------  ---------  ---------
            Gross loans (tax equivalent)                   490,360     36,371       7.42       504,648     43,160       8.55
                                                        ----------  ---------  ---------    ----------  ---------  ---------
               Total interest-earning assets               703,773     46,475       6.60       702,952     54,946       7.82
                                                        ----------  ---------  ---------    ----------  ---------  ---------
Noninterest-earning assets
   Cash and cash equivalents                                19,551                              19,539
   Premises and equipment, net                              13,727                              11,913
   Other assets                                             22,888                              21,169
                                                        ----------                          ----------
      Total non-interest-earning assets                     56,166                              52,621
                                                        ----------                          ----------

         Total assets                                   $  759,939                          $  755,573
                                                        ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                         $   48,350  $     472       0.98%   $   45,526  $     843       1.85%
   Money market accounts                                    87,633      1,767       2.02        53,282      1,514       2.84
   Savings deposits                                         50,444        622       1.23        46,921        989       2.11
   Time $100,000 and over                                  151,438      5,815       3.84       179,427      9,581       5.34
   Other time deposits                                     210,990      8,470       4.01       224,474     12,752       5.68
   Federal funds purchased and
     repurchase agreements                                   4,794        170       3.55         2,475         80       3.23
   Advances from FHLB                                       51,611      2,514       4.87        54,064      3,030       5.60
   Notes payable                                             9,040        356       3.94         9,719        596       6.13
                                                        ----------  ---------  ---------    ----------  ---------  ---------
      Total interest-bearing liabilities                   614,300     20,186       3.29       615,888     29,385       4.77
                                                        ----------  ---------  ---------    ----------  ---------  ---------
Noninterest-bearing liabilities
   Non-interest-bearing deposits                            72,253                              67,577
   Other liabilities                                         7,201                               8,857
                                                        ----------                          ----------
      Total non-interest-bearing liabilities                79,454                              76,434
                                                        ----------                          ----------
   Stockholders' equity                                     66,185                              63,251
                                                        ----------                          ----------

   Total liabilities and stockholders' equity           $  759,939                          $  755,573
                                                        ==========                          ==========
   Net interest income (tax equivalent)                             $  26,289                           $  25,561
                                                                    =========                           =========
   Net interest income (tax equivalent) to
     total earning assets                                                           3.74%                               3.64%
                                                                               =========                           =========
   Interest-bearing liabilities to earning assets            87.29%                              87.61%
                                                        ==========                          ==========

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                                      2000
                                                        --------------------------------
                                                                    Interest
                                                          Average    Income/     Average
                                                          Balance    Expense      Rate
                                                        ----------  ---------  ---------
ASSETS

Interest-earning assets
   Interest-earning deposits                            $    2,248  $     133       5.92%
   Securities (1)
      Taxable                                              138,643      8,514       6.14
      Nontaxable (2)                                        41,320      3,081       7.46
                                                        ----------  ---------  ---------
         Total securities (tax equivalent)                 179,963     11,595       6.44
                                                        ----------  ---------  ---------
      Federal funds sold                                     4,224        290       6.87
                                                        ----------  ---------  ---------
      Loans (3)(4)
         Commercial                                        144,706     13,282       9.18
         Real estate                                       288,651     24,929       8.64
         Installment and other                              52,132      5,138       9.86
                                                        ----------  ---------  ---------
            Gross loans (tax equivalent)                   485,489     43,349       8.93
                                                        ----------  ---------  ---------
               Total interest-earning assets               671,924     55,367       8.24
                                                        ----------  ---------  ---------
Noninterest-earning assets
   Cash and cash equivalents                                21,358
   Premises and equipment, net                              12,700
   Other assets                                             15,471
                                                        ----------
      Total non-interest-earning assets                     49,529
                                                        ----------

         Total assets                                   $  721,453
                                                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                                         $   53,764  $   1,249       2.32%
   Money market accounts                                    39,407      1,629       4.13
   Savings deposits                                         48,476      1,239       2.56
   Time $100,000 and over                                  179,183     10,088       5.63
   Other time deposits                                     217,693     13,049       5.99
   Federal funds purchased and
     repurchase agreements                                   3,571        233       6.52
   Advances from FHLB                                       37,665      2,366       6.28
   Notes payable                                            10,413        832       7.99
                                                        ----------  ---------  ---------
      Total interest-bearing liabilities                   590,172     30,685       5.20
                                                        ----------  ---------  ---------
Noninterest-bearing liabilities
   Non-interest-bearing deposits                            66,720
   Other liabilities                                         7,575
                                                        ----------
      Total non-interest-bearing liabilities                74,295
                                                        ----------
   Stockholders' equity                                     56,986
                                                        ----------

   Total liabilities and stockholders' equity           $  721,453
                                                        ==========
   Net interest income (tax equivalent)                             $  24,682
                                                                    =========
   Net interest income (tax equivalent) to
     total earning assets                                                           3.67%
                                                                               =========
   Interest-bearing liabilities to earning assets            87.83%
                                                        ==========

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

                             RATE/VOLUME ANALYSIS OF
                               NET INTEREST INCOME

                                                For the Years Ended December 31,
                                --------------------------------------------------------------
                                    2002 Compared to 2001            2001 Compared to 2000
                                        Change Due to                    Change Due to
                                -----------------------------    -----------------------------
                                 Volume      Rate       Net       Volume      Rate       Net
                                -------    -------    -------    -------    -------    -------
Interest income:
  Interest-earning deposits     $    16    $   (41)   $   (25)   $   (56)   $   (24)   $   (80)
  Investment securities:
     Taxable                        801     (2,053)    (1,252)       816       (728)        88
     Nontaxable                    (212)      (197)      (409)       (37)       (56)       (93)
  Federal funds sold                 93        (89)         4         26       (173)      (147)
  Loans                          (1,198)    (5,591)    (6,789)     1,684     (1,873)      (189)
                                -------    -------    -------    -------    -------    -------

     Total interest income         (500)    (7,971)    (8,471)     2,433     (2,854)      (421)
                                -------    -------    -------    -------    -------    -------

Interest expense:
  NOW accounts                       49       (420)      (371)      (175)      (231)      (406)
  Money market accounts             778       (525)       253        478       (593)      (115)
  Savings deposits                   70       (437)      (367)       (39)      (211)      (250)
  Time, $100,000 and over        (1,345)    (2,421)    (3,766)        14       (521)      (507)
  Other time                       (727)    (3,555)    (4,282)       396       (693)      (297)
  Federal funds purchased and
    repurchase agreements            81          9         90        (58)       (95)      (153)
  Advances from FHLB               (133)      (383)      (516)       942       (278)       664
  Notes payable                     (39)      (201)      (240)       (53)      (183)      (236)
                                -------    -------    -------    -------    -------    -------

     Total interest expense      (1,266)    (7,933)    (9,199)     1,505     (2,805)    (1,300)
                                -------    -------    -------    -------    -------    -------

        Net interest income     $   766    $   (38)   $   728    $   928    $   (49)   $   879
                                =======    =======    =======    =======    =======    =======

        Provision for Loan Losses. The amount of the provision for loan losses is based on management's evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guarantees, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

        2002 compared to 2001. The 2002 provision for loan losses charged to operating expense totaled $3,574, a decrease of $587 in comparison to the $4,161 recorded during the same period a year ago. The Company's year to date provisions are a continued response to the deterioration of several seasoned credits that surfaced and have been reserved for, downgrades of various other credits and the continued softening of the economy. In addition, management also considered several factors surrounding credit-quality, including the level of

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

nonperforming loans, the number of customers filing for bankruptcy, and net charge-offs and delinquencies. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors. The provision is consistent with the Company's practice of focusing on early identification of problem credits, an assessment of probable incurred losses and quick remediation where possible.

        Net charge-offs in 2002 were $3,419 compared with $4,280 in 2001. Annualized net charge-offs decreased to 0.70% of average loans for 2002 compared to 0.85% in the same period in 2001. The high, though reduced level of net charge-offs compared to 2001, resulted from the impact of the weak economic climate and greater scrutiny by management in identifying problem credits for our watch list. As these credits continued to deteriorate, management actively sought methods of improving problem credits or recognized the need to charge-off non-bankable assets. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated. Other factors included an increase in the number of bankruptcies due to the soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors.

        Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment and mirror problems faced by peers throughout the financial community. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio to limit credit exposure.

        2001 compared to 2000. The 2001 provision for loan losses charged to operating expense totaled $4,161, a decrease of $697 in comparison to the $4,858 recorded during the same period a year ago. The provision for loan losses increased the allowance for loan losses in response to the gradual deterioration of various seasoned loans, nonperforming loans, net charge-offs and delinquencies, coupled with concerns over the economy's deteriorating economic impact, particularly in light of the unprecedented events on and subsequent to September 11.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Noninterest Income. The following table shows the Company's noninterest income:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                  Years Ended December 31,
                                            ----------------------------------
                                                2002         2001        2000
                                            ---------    ---------   ---------

Service charges                             $   2,812    $   2,748   $   2,683
Merchant fee income                             1,185        1,095       1,110
Trust income                                      775          687         744
Mortgage banking income                         2,843        2,096       1,278
Insurance commissions and fees                  2,188        2,407       2,862
Securities gains (losses), net                    407          798         (29)
Other income                                    2,245        2,089       2,492
                                            ---------    ---------   ---------

    Total noninterest income                $  12,455    $  11,920   $  11,140
                                            =========    =========   =========

        Noninterest income consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and data processing product lines.

        2002 compared to 2001. Noninterest income totaled $12,455 for the year ended December 31, 2002, as compared to $11,920 for the same timeframe in 2001. This represented an increase of $535 or 4.5%. Exclusive of net securities gains of $407 in 2002 and $798 in 2001, core noninterest income shows a year-over-year increase of $926 or 8.3%. As a percentage of total income (net interest income plus noninterest income), core noninterest income, exclusive of securities gains, increased to 31.9% versus 31.0% for 2001.

        A majority of the increase in core noninterest income was related to a $747 improvement in mortgage banking income. Mortgage banking income includes fees generated from net servicing (after amortization of mortgage servicing rights) and the gains realized from the sale of loans. The Company's mortgage loan production increased 11% to a level of $183,481 as declining interest rates resulted in increases in the rate of mortgage refinancing and residential real estate activity. Offsetting the improvement in mortgage loan production, and subsequent gains on the sale of these loans, was a decrease in net servicing due to increasing pre-payment speeds driven by the declining interest rate environment.

        Also contributing to the improvement were marginal increases in fees associated with overdraft fees reflecting an increase in returned check charges related to a higher occurrence rate, prestige card transaction fees related to higher transaction volume pushing interchange fees higher, and revenue generated from investments in bank-owned life insurance.

        These improvements were offset by lower than anticipated insurance, asset management and brokerage fees (included in insurance commissions and fees). Insurance fees declined largely due to the hardening of the overall insurance market, which has resulted in clients shopping business to other vendors. Asset management and brokerage fees generally follow the amount of total assets under management and conditions in the equity and credit markets. The remaining categories remained relatively stable with only slight year-over-year changes.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        2001 compared to 2000. Noninterest income totaled $11,920 for the year ended December 31, 2001, as compared to $11,140 for the same timeframe in 2000. This represented an increase of $780 or 7.0%. Several factors impacted the year-over-year change. First, as interest rates declined during 2001, the market value of some securities increased, and the Company took the opportunity to liquidate those securities and either replace them with similar securities or fund loan growth. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, balance sheet risk objectives or significant prepayment risk. The second factor was, during 2000, the Company completed the sale of its UnionBank/West Camp Point branch and the sale of its intellectual property rights for the InternetStation product.

        Exclusive of $798 in net securities gain from 2001, and the $753 in the gross gains on sale of UnionBank/West's Camp Point branch and the InternetStation intellectual property during 2000, core noninterest income increased year-over-year by $735 or 7.1%. As a percentage of total income (net interest income plus noninterest income), core noninterest income, exclusive of securities gains, gain on sale of the Camp Point branch and InternetStation intellectual property, increased to 31.3% versus 30.6% for 2000.

        A majority of the increase in core noninterest income was related to an $818 improvement in mortgage banking income. Mortgage banking income includes fees generated from servicing and the gains realized from the sale of these loans. The Company's mortgage loan production more than doubled to $165,515 during 2001, compared to 2000, as declining interest rates resulted in increases in the rate of mortgage refinancing and residential real estate activity. Net mortgage servicing rights decreased due to increasing pre-payment speeds driven by declining interest rates. Also contributing to the improvement were marginal increases in fees associated with overdraft fees reflecting an increase in returned check charges related to a higher occurrence rate, prestige card transaction fees related to higher transaction volume pushing interchange fees higher, and internet service provider (ISP) due to an increase in the number of customers.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Noninterest Expense. The following table shows the Company's noninterest expense:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                   Years Ended December 31,
                                            ----------------------------------
                                                2002         2001        2000
                                            ---------    ---------   ---------

Salaries and employee benefits              $  15,284    $  13,700   $  13,468
Occupancy expense, net                          1,868        1,751       1,753
Furniture and equipment expenses                1,820        1,632       1,803
Supplies and printing                             525          608         573
Telephone                                       1,074          773         749
Other real estate owned expense                   919          162         116
Amortization of intangible assets                 245          945       1,310
Other expense                                   7,291        6,641       6,113
                                            ---------    ---------   ---------

    Total noninterest expense               $  29,026    $  26,212   $  25,885
                                            =========    =========   =========

        2002 compared to 2001. Noninterest expense totaled $29,026 for the year ended December 31, 2002, as compared to $26,212 for the same timeframe in 2001. This represented an increase of $2,814 or 10.7%.

        A majority of the increase in noninterest expense was attributable to a $1,584 rise in salaries and benefits, as we invested in our own future through the recruitment and retention of high-quality, seasoned industry professionals to fill existing vacancies and increased the Company's annual contribution to employee's 401k plan. In addition, a higher concentration of salary expenditures is also currently being realized by our mortgage banking division and financial services division. These divisions, with lower gross profit margins, historically produce significant noninterest income, but also incur considerable noninterest expense. Also contributing to the increase were $757 in costs associated with OREO assets, as the Company recorded a valuation allowance on one property, in addition to other losses on sale and general operating expenses incurred on OREO.

        Other reasons for the increase in other expenses were due to the write-down of other assets and fees related to the work-out and collection of nonperforming loans. Additionally, furniture and equipment expense and telephone expense increased due to investments in technology which were incurred to improve the Company's network infrastructure.

        These increases were partially offset by decreases in supplies and printing and amortization of intangible assets due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147, "Acquisitions of Certain Financial Institutions." The adoption of these accounting standards allowed the Company to cease the amortization of goodwill related to its acquisitions. The effect of this adoption increased earnings by $690 for the twelve months ended December 31, 2002.

        2001 compared to 2000. Noninterest expense totaled $26,212 for the year ended December 31, 2002, as compared to $25,885 for the same timeframe in 2000. This represented an increase of $327 or 1.3%. As previously mentioned, during 2000, the Company engaged in a number of strategic initiatives that had an effect on noninterest expense levels. These items included $814 in executive severance package and related expenses, $150 in the elimination of executive corporate vehicles and other one time expenses, $135 related to expenses associated with the sale of the intellectual property rights for its

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

InternetStation product, and $232 in impairment of intangible assets. Exclusive of these items, core noninterest expense shows a year-over-year increase of $1,658 or 6.8% over 2000 levels.

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

        Also contributing were increases in the other expense category largely related to other real estate expense, debit card expense due to higher volume, real estate appraisals due to growth in the volume of production, postage due to the adoption of Regulation P, and legal fees largely related to nonperforming loans and the internal reorganizations completed during the year. These increases were offset by decreases in furniture and equipment expenses reflecting lower depreciation of personal computer and peripheral equipment, and marketing due to a shift in marketing strategy and the scaling back of certain advertising programs. The combined categories of occupancy expense, supplies and printing, and telephone remained relatively stable with only slight year-over-year changes.

        Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years.

                                                  Years Ended December 31,
                                                2002         2001        2000
                                            ---------    ---------   ---------
Income before income taxes                  $   5,178    $   5,991   $   3,920
Applicable income taxes                         1,134        1,537       1,017
Effective tax rates                              21.9%        25.7%       25.9%

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

        Preferred Stock Dividends. The Company paid $257 of preferred stock dividends in 2002 and 2001 and $259 in 2000.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The assumption in this table is that assets will reprice faster than liabilities, due to market constraints and management's structuring of their assets and liabilities. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2002 and 2001 for the various rate shock levels.

December 31, 2002                              Net Interest Income
-----------------            ---------------------------------------------------
                               Amount                Change            Change
                               ------                ------            ------
                                             (Dollars in Thousands)

        +200 bp              $  26,146             $     822             3.25%
        +100 bp                 25,857                   533             2.10
        Base                    25,324                     -                -
        -100 bp                 24,587                  (737)           (2.91)
        -200 bp                 23,796                (1,528)           (6.03)

        Based on the Company's model at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.25% or approximately $822. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 6.03% or approximately $1,528.

December 31, 2001                              Net Interest Income
-----------------            ---------------------------------------------------
                               Amount                Change            Change
                               ------                ------            ------
                                             (Dollars in Thousands)

        +200 bp              $  28,134             $     851             3.12%
        +100 bp                 27,695                   412             1.51
        Base                    27,283                     -                -
        -100 bp                 26,900                  (383)           (1.40)
        -200 bp                 26,095                (1,188)           (4.35)

        Based on the Company's model at December 31, 2001 the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.12% approximately $851. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 4.35% or approximately $1,188.

Financial Condition

        General. As of December 31, 2002, the Company had total assets of $791,616, gross loans of $483,229, total deposits of $641,958, and total stockholders' equity of $68,064. Total assets increased by $43,309 or 5.8% from year-end 2001. Total gross loans decreased $21,739 or 4.3% from year-end 2001 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. In contrast, total deposits increased by $29,814 or 4.9% from year-end 2001, largely related to growth in lower costing interest-bearing deposits (Now, IMMIA and Savings) and noninterest-bearing deposits.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Loans and Asset Quality. The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group. The following table describes the composition of loans by major categories outstanding.

                             (Dollars in Thousands)
                                 LOAN PORTFOLIO

                                                    Aggregate Principal Amount
                                    ---------------------------------------------------------
                                                           December 31,
                                    ---------------------------------------------------------
                                       2002        2001        2000        1999        1998
                                    ---------   ---------   ---------   ---------   ---------
Commercial                          $ 100,189   $ 107,382   $ 117,534   $ 103,842   $  74,481
Agricultural                           36,467      40,563      38,479      38,328      41,821
Real estate:
   Commercial mortgages               147,253     150,878     134,942     126,645      99,872
   Construction                        24,486      23,676      19,322      15,786      13,935
   Agricultural                        34,688      34,611      39,658      38,847      35,790
   1-4 family mortgages                87,411      94,368      99,237     102,695      96,921
Installment                            49,949      50,961      53,276      43,644      32,714
Other                                   2,786       2,529       2,646       2,615       2,884
                                    ---------   ---------   ---------   ---------   ---------
                                      483,229     504,968     505,094     472,402     398,418
Unearned income                             -           -           -          (7)        (30)
                                    ---------   ---------   ---------   ---------   ---------
Total loans                           483,229     504,968     505,094     472,395     398,388
Allowance for loan losses              (6,450)     (6,295)     (6,414)     (3,691)     (3,858)
                                    ---------   ---------   ---------   ---------   ---------

   Loans, net                       $ 476,779   $ 498,673   $ 498,680   $ 468,704   $ 394,530
                                    =========   =========   =========   =========   =========

                                                    Aggregate Principal Amount
                                    ---------------------------------------------------------
                                                Percentage of Total Loan Portfolio
                                    ---------------------------------------------------------
                                                           December 31,
                                    ---------------------------------------------------------
                                       2002        2001        2000        1999        1998
                                    ---------   ---------   ---------   ---------   ---------
Commercial                              20.73%      21.27%      23.27%      21.98%      18.69%
Agricultural                             7.55        8.03        7.62        8.11       10.50
Real estate:
   Commercial mortgages                 30.47       29.88       26.72       26.81       25.07
   Construction                          5.07        4.69        3.83        3.34        3.50
   Agricultural                          7.18        6.85        7.85        8.22        8.98
   1-4 family mortgages                 18.08       18.69       19.65       21.74       24.33
Installment                             10.34       10.09       10.55        9.24        8.21
Other loans                              0.58        0.50        0.51        0.56        0.72
                                    ---------   ---------   ---------   ---------   ---------

   Gross loans                         100.00%     100.00%     100.00%     100.00%     100.00%
                                    =========   =========   =========   =========   =========

        As of December 31, 2002 and 2001, commitments of the Banks under standby letters of credit and unused lines of credit totaled approximately $104,560 and $94,454, respectively.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2002 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                               Within       1 to 5       After 5
                               1 Year        Years        Years         Total
                             ----------    ---------    ----------    ---------

Commercial                   $   67,085    $  29,163    $    3,941    $ 100,189
Agricultural                     27,456        8,545           466       36,467
Real estate                     135,847      140,136        17,855      293,838
Installment                      21,358       31,097           280       52,735
                             ----------    ---------    ----------    ---------

    Total                    $  251,746    $ 208,941    $   22,542    $ 483,229
                             ==========    =========    ==========    =========

--------------------
(1)  Maturities based upon contractual maturity dates

        The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

        Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2002 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                Within       1 to 5       After 5
                                1 Year        Years        Years        Total
                              ----------   ----------    ---------    ---------

Fixed rate                    $   97,020   $   76,295    $  19,496    $ 192,811
Variable rate                    153,346      131,571        1,570      286,487
Impaired and not accruing
  and nonaccrual                   1,380        1,075        1,476        3,931
                              ----------   ----------    ---------    ---------

    Total                     $  251,746   $  208,941    $  22,542    $ 483,229
                              ==========   ==========    =========    =========

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Banks make a determination as to collectibility on a case-by-case basis. The Banks consider both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

        Due largely to tighter underwriting standards and an overall heightened commitment to asset quality, the level of nonperforming loans at December 31, 2002 decreased to $4,760 versus the $8,875 that existed as of December 31, 2001. The year-over-year decrease in nonperforming loans was due to various actions taken during the year to proactively address these problem loans. Additionally, the Company experienced a substantial improvement in the level of nonperforming loans to total loans, which totaled 0.99% as of December 31, 2002 compared to 1.76% at December 31, 2001. The reserve coverage ratio (allowance to nonperforming loans) also improved significantly to 135.5%, as of December 31, 2002, from the lower ratio of 70.93% at December 31, 2001.

        The following table sets forth a summary of nonperforming assets at December 31, 2002:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                               December 31,
                                            ---------------------------------------------------
                                              2002       2001       2000       1999       1998
                                            -------    -------    -------    -------    -------
Nonaccrual loans                            $ 3,931    $ 7,259    $ 5,777    $ 2,949    $ 1,487
Loans 90 days past due and still accruing       829      1,616      2,102        566      1,111
                                            -------    -------    -------    -------    -------
   Total nonperforming loans                  4,760      8,875      7,879      3,515      2,598
Other real estate owned                       1,557      1,886        467        523        201
Other nonperforming assets (1)                    -          -          -          -        100
                                            -------    -------    -------    -------    -------

   Total nonperforming assets               $ 6,317    $10,761    $ 8,346    $ 4,038    $ 2,899
                                            =======    =======    =======    =======    =======
Nonperforming loans to total loans             0.99%      1.76%      1.56%      0.74%      0.65%
Nonperforming assets to total loans            1.31       2.13       1.65       0.85       0.73
Nonperforming assets to total assets           0.80       1.44       1.10       0.57       0.46

------------------------
(1)  Represents a single municipal security in default status.

        Other Potential Problem Loans. The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $3,725 that management has classified as impaired at December 31, 2002. Management considers these loans to be impaired due to declining financial performance. The classification of these

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

        The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2002:

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)

                                                           Number     Net Book
                                                             of       Carrying
                                                           Parcels      Value
                                                         ----------  ----------
Developed property                                                2  $    1,415
Vacant land or unsold lots                                       13         142
                                                         ----------  ----------
    Total other real estate owned                                15  $    1,557
                                                         ==========  ==========

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

        The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on loans by major category. The subjective portion is determined based on the past five years of loan history and the Company's evaluation of qualitative factors including economic and industry conditions. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio. Commitments to extend credit and standby letters of credit are reviewed to determine whether credit risk exists.

        The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

of the loan portfolio did not significantly change in 2002. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

        At December 31, 2002, the allowance for loan losses was $6,450 or 1.33% of total loans as compared to $6,295 or 1.25% at December 31, 2001. Several factors impacted the year-over-year change. In the fourth quarter of 2001, the Company increased the allowance by $2,890, and, in the second quarter of 2002, the Company increased the allowance by $1,652. These increases were due to the deterioration in overall credit quality and the impact of various identified seasoned credits. These increases were offset by net charge-offs, largely the result of several credits which were identified in previous quarters as requiring the status of watch list with specific allocations. These problem credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        The following table presents a detailed analysis of the Company's allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                               December 31,
                                      -------------------------------------------------------------
                                         2002         2001         2000         1999         1998
                                      ---------    ---------    ---------    ---------    ---------
Beginning balance                     $   6,295    $   6,414    $   3,691    $   3,858    $   3,188

Charge-offs:
   Commercial                             2,561        3,202        1,663        1,186          428
   Real estate mortgages                    683          977          144          346          169
   Installment and other loans              634          496          444          340          435
                                      ---------    ---------    ---------    ---------    ---------
      Total charge-offs                   3,878        4,675        2,251        1,872        1,032
                                      ---------    ---------    ---------    ---------    ---------

Recoveries:
   Commercial                               354          312           37           79           98
   Real estate mortgages                     41           10            3           22           37
   Installment and other loans               64           73           76           82          108
                                      ---------    ---------    ---------    ---------    ---------
      Total recoveries                      459          395          116          183          243
                                      ---------    ---------    ---------    ---------    ---------

Net charge-offs                           3,419        4,280        2,135        1,689          789
                                      ---------    ---------    ---------    ---------    ---------
Provision for loan losses                 3,574        4,161        4,858        1,522        1,635
Allowance associated with the
  Acquisitions (divestitures)                 -            -            -            -         (176)
                                      ---------    ---------    ---------    ---------    ---------

Ending balance                        $   6,450    $   6,295    $   6,414    $   3,691    $   3,858
                                      =========    =========    =========    =========    =========

Period end total loans, net of
  unearned interest                   $ 483,229    $ 504,968    $ 505,094    $ 472,395    $ 398,388
                                      =========    =========    =========    =========    =========

Average loans                         $ 490,360    $ 504,648    $ 485,489    $ 440,284    $ 390,560
                                      =========    =========    =========    =========    =========

Ratio of net charge-offs to
  average loans                            0.70%        0.85%        0.44%        0.38%        0.20%
Ratio of provision for loan losses
  to average loans                         0.73         0.82         1.00         0.35         0.42
Ratio of allowance for loan losses
  to ending total loans                    1.33         1.25         1.27         0.78         0.97
Ratio of allowance for loan losses
  to total nonperforming loans           135.50        70.93        81.41       105.01       148.99
Ratio of allowance at end of period
  to average loans                         1.32         1.25         1.32         0.84         0.99

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                          December 31,
                              ----------------------------------------------------------------------------------------------------
                                    2002                 2001                 2000                 1999                 1998
                              ----------------     ----------------     ----------------     ----------------     ----------------
                                         Loan                 Loan                 Loan                 Loan                 Loan
                                       Category             Category             Category             Category             Category
                                       to Gross             to Gross             to Gross             to Gross             To Gross
                              Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                              ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
Commercial                    $2,863     28.28%    $3,499     29.30%    $3,903     30.89%    $1,114     30.09%    $1,213     29.19%
Real estate                    2,110     60.80      1,786     60.11      1,412     58.05      1,290     60.11      1,245     61.87
Installment and other loans      719     10.92        537     10.59        511     11.06        393      9.80        443      8.94
Unallocated                      758      -           473      -           588      -           894      -           957      -
                              ------    ------     ------    ------     ------    ------     ------    ------     ------    ------

   Total                      $6,450    100.00%    $6,295    100.00%    $6,414    100.00%    $3,691    100.00%    $3,858    100.00%
                              ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

        Securities Activities. The Company's securities portfolio, which represented 28.8% of the Company's average earning asset base as of December 31, 2002, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, fixed and adjustable rate mortgage pass-throughs, preferred trust securities and collateralized mortgage obligations with stated or implied calls. Corporate bonds consist of investment grade obligations of public corporations. Other securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and SBA pooled securities. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity or projected prepayment and reinvestment. Securities classified as available-for-sale, carried at fair value, were $227,229 at December 31, 2002 compared to $186,282 at December 31, 2001. The Company does not have any securities classified as trading or held-to-maturity.

        The consolidated securities portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations with implied calls. The exposure of capital to market valuation adjustments existing at the time of the Prairie acquisition has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time and the sale of floating rate securities with lower lifetime caps or reset limits or had interest rate exposure not consistent with offsetting exposure of funding sources. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduces the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        The following table describes the composition of securities by major category and maturity.

                              SECURITIES PORTFOLIO
                             (Dollars in Thousands)

                                                               December 31,
                                   ---------------------------------------------------------------------
                                          2002                     2001                     2000
                                   -------------------      -------------------      -------------------
                                               % of                     % of                     % of
                                    Amount   Portfolio       Amount   Portfolio       Amount   Portfolio
                                   --------  ---------      --------  ---------      --------  ---------
Available-for-Sale
  U.S. Treasury                    $  1,025      0.45%      $  1,036      0.56%      $  4,255      2.24%
  U.S. government agencies
    and corporations                 46,817     20.60         43,400     23.30         70,936     37.40
  U.S. government agency
    mortgage backed securities      113,579     49.98         86,278     46.32         34,505     18.19
  States and political
    Subdivisions                     34,589     15.22         37,344     20.05         43,413     22.88
  Collateralized mortgage
    obligations                       3,889      1.71         12,366      6.64         32,297     17.02
  Corporate                          10,480      4.62              -      -                 -      -
  Equity securities                  16,850      7.42          5,858      3.13          4,313      2.27
                                   --------    ------       --------    ------       --------    ------

     Total                         $227,229    100.00%      $186,282    100.00%      $189,719    100.00%
                                   ========    ======       ========    ======       ========    ======

        The following table sets forth the contractual, callable or estimated maturities and yields of the securities portfolio as of December 31, 2002. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                MATURITY SCHEDULE
                             (Dollars in Thousands)

                                                                    Maturing
                         ---------------------------------------------------------------------------------------------------------
                                                    After 1 Year but        After 5 Years but
                              Within 1 Year          Within 5 Years          Within 10 Years         After 10 Years         Total
                         ---------------------   ---------------------   ---------------------   ---------------------   ---------
                           Amount       Yield      Amount       Yield      Amount       Yield      Amount       Yield      Amount
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Available-for-Sale
U.S. Treasury            $   1,025       4.85%   $       -           -%  $       -           -%  $       -           -%  $   1,025
U.S. government
  agencies and
  corporations               1,534        7.38      44,238        4.37       1,045        6.04           -           -      46,817
U.S. government
  agency mortgage
  backed securities              -           -           -           -           -           -     113,579        4.05     113,579
States and political
  Subdivisions (1)           2,043        7.00      16,071        7.37      12,638        7.37       3,837        7.74      34,589
Collateralized
  Mortgage obligations           -           -           -           -           -           -       3,889        3.44       3,889
Corporate                        -           -       9,633        5.97         847        4.60           -           -      10,480
Equity securities                -           -           -           -           -           -      16,850        2.52      16,850
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

       Total             $   4,602               $  69,942               $  14,530               $ 138,155               $ 227,229
                         =========               =========               =========               =========               =========

------------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $621,108 for 2002, representing an increase of $3,901 or 0.6% compared with the average balance of total deposits for 2001.

        The following table sets forth certain information regarding the Banks' average deposits.

                                AVERAGE DEPOSITS
                             (Dollars in Thousands)

                                                                 For the Years Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                              2002                             2001                             2000
                                 -----------------------------    -----------------------------    -----------------------------
                                                %      Average                   %      Average                   %      Average
                                  Average       of      Rate       Average       of      Rate       Average       of      Rate
                                   Amount     Total     Paid        Amount     Total     Paid        Amount     Total     Paid
                                 ---------   -------   -------    ---------   -------   -------    ---------   -------   -------
Non-interest-bearing
  demand deposits                $  72,253     11.63%        -%      67,577     10.95%        -%   $  66,720     11.02%        -%
Savings accounts                    50,444      8.12      1.23       46,921      7.60      2.11       48,476      8.01      2.56
Interest-bearing
  demand deposits                  135,983     21.89      1.65       98,808     16.01      2.38       93,171     15.39      3.09
Time, less than $100,000           210,990     33.98      4.01      224,474     36.37      5.68      179,183     29.61      5.63
Time, $100,000 or more             151,438     24.38      3.84      179,427     29.07      5.34      217,693     35.97      5.99
                                 ---------   -------   -------    ---------   -------   -------    ---------   -------   -------

     Total deposits              $ 621,108    100.00%     2.76%   $ 617,207    100.00%     4.16%   $ 605,243    100.00%     4.50%
                                 =========   =======   =======    =========   =======   =======    =========   =======   =======

        As of December 31, 2002, average time deposits over $100,000 represented 18.9% of total average deposits, compared with 29.1% of total average deposits as of December 31, 2001. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary banks and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

        The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2002.

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

    Three months or less                                             $  43,223
    Over three months through six months                                36,679
    Over six months through twelve months                               27,458
    Over twelve months                                                  45,035
                                                                     ---------

        Total                                                        $ 152,395
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

                           RETURN ON EQUITY AND ASSETS

                                                     For the Years Ended
                                                          December 31,
                                                 -----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------

Return on average assets                          0.53%      0.59%      0.40%
Return on average equity                          6.11       7.04       5.09
Average equity to average assets                  8.71       8.37       7.90
Dividend payout ratio for common stock           32.59      25.59      35.93

        The increase in the return on average assets and return on average equity ratios in 2002 was principally related to the items discussed in the analysis above.

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

        The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and investing activities, offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $12,263 from December 31, 2001 to December 31, 2002.

        Net cash provided by operating activities was $7,981 for 2002, $3,468 for 2001, and $10,521 for 2000. Net cash used by investing activities, consisting primarily of loan and investing funding, was $33,017 and $50,836 for 2002 and 2000, respectively. Net cash provided by investing activities was $4,834 for 2001. Net cash provided financing activities, consisting primarily of increases in deposits and Federal Home Loan Bank advances, was $37,299 and $46,106 for 2002 and 2000, respectively. Net cash used in financing activities, consisting primarily of decreases in deposits partially offset by Federal Home Loan Bank advances, was $14,624 for 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        The Banks' securities portfolios, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2002, 27.6% of the Banks' interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Banks' liquidity could be adversely affected. Currently, the maturities of the Banks' large time deposits are spread throughout the year, with 28.4% maturing in the first quarter of 2003, 24.1% maturing in the second quarter of 2003, 18.0% maturing in the third and fourth quarters of 2003, and the remaining 29.5% maturing thereafter. The Banks monitor those maturities in an effort to minimize any adverse effect on liquidity.

        The Company's borrowings included notes payable at December 31, 2002 in the principal amount of $8,275 payable to the Company's principal correspondent bank. The note is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Banks.

        The Company's principal source of funds for repayment of the indebtedness is dividends from the Banks. At December 31, 2002, approximately $7,200 was available for dividends without regulatory approval.

Contractual Obligations and Commitments

                                                                  Payments Due by Period
                                           --------------------------------------------------------------------
                                             Within 1                                    After
                                               Year         1-3 Years    4-5 Years      5 Years        Total
                                           -----------    -----------   -----------   -----------   -----------
Long-term debt                             $     8,275    $         -   $         -   $         -   $     8,275
FHLB Advances                                    5,000         43,650         5,100         8,000        61,750
                                           -----------    -----------   -----------   -----------   -----------

    Total contractual cash obligations     $    13,275    $    43,650   $     5,100   $     8,000   $    70,025
                                           ===========    ===========   ===========   ===========   ===========


                                                        Amount of Commitment Expiration per Period
                                           --------------------------------------------------------------------
                                             Within 1                                    After
                                               Year         1-3 Years    4-5 Years      5 Years        Total
                                           -----------    -----------   -----------   -----------   -----------
Lines of credit                            $    73,304    $     9,475   $     4,096   $    16,264   $   103,139
Standby letters of credit                        1,300            121             -             -         1,421
                                           -----------    -----------   -----------   -----------   -----------

    Total commercial commitments           $    74,604    $     9,596   $     4,096   $    16,264   $   104,560
                                           ===========    ===========   ===========   ===========   ===========

Capital Resources

        The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company is 10.54% and 11.84%, respectively, at December 31, 2002. The Banks are currently, and expect to continue to be, in compliance with these guidelines.

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

        The following table sets forth an analysis of the Company's capital ratios:

                            RISK-BASED CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                         Minimum        Well
                                               December 31,              Capital    Capitalized
                                    2002         2001         2000        Ratios       Ratios
                                 ----------   ----------   ----------   ----------   ----------
Tier 1 risk-based capital        $   58,755   $   55,911   $   51,835
Tier 2 risk-based capital             7,281        7,126        7,245
Total capital                        66,036       63,037       59,080
Risk-weighted assets                557,620      540,626      537,549
Capital ratios
    Tier 1 risk-based capital         10.54%       10.34%        9.64%       4.00%       6.00%
    Tier 2 risk-based capital         11.84        11.66        10.99        8.00       10.00
    Leverage ratio                     7.48         7.54         6.90        4.00        5.00

        As of December 31, 2002, the Tier 2 risk-based capital was comprised of $6,450 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

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

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors Report...................................................38

Consolidated Balance Sheets (December 31, 2002 and 2001) .....................39

Consolidated Statements of Income
        (For the years December 31, 2002, 2001 and 2000)......................40

Consolidated Statements of Stockholders' Equity
        (For the years December 31, 2002, 2001 and 2000)......................41

Consolidated Statements of Cash Flows
        (For the years December 31, 2002, 2001 and 2000)......................43

Notes  .......................................................................45

                               Supplementary Data

        The Supplementary Financial Information required to be included in this
Item 8 is hereby incorporated by reference by Note 21 to the Notes to Consolidated Financial Statements contained herein.

                              [CROWE CHIZEK LOGO]



                         REPORT OF INDEPENDENT AUDITORS




To the Stockholders and Board of Directors
UnionBancorp, Inc.


We have audited the accompanying consolidated balance sheets of UnionBancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.


/s/ CROWE, CHIZEK AND COMPANY LLP


Oak Brook, Illinois
January 24, 2003

UNIONBANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 (In Thousands, Except Share and Per Share Data)

                                                                                     2002             2001
-------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                         $     38,962    $     26,699
Securities available-for-sale                                                          227,229         186,282
Loans                                                                                  483,229         504,968
Allowance for loan losses                                                               (6,450)         (6,295)
                                                                                  ------------    ------------
     Net loans                                                                         476,779         498,673
Cash value of life insurance                                                            13,776           2,153
Mortgage servicing rights                                                                2,640           2,102
Premises and equipment, net                                                             14,055          12,451
Goodwill                                                                                 7,642           7,642
Intangible assets, net                                                                     873             975
Other real estate                                                                        1,557           1,885
Other assets                                                                             8,103           9,445
                                                                                  ------------    ------------

     Total assets                                                                 $    791,616    $    748,307
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                     $     90,606    $     73,138
         Interest-bearing                                                              551,352         539,006
                                                                                  ------------    ------------
              Total deposits                                                           641,958         612,144
     Federal funds purchased and securities sold under
       agreements to repurchase                                                          3,588           2,629
     Federal Home Loan Bank advances                                                    61,750          52,750
     Notes payable                                                                       8,275           9,275
     Other liabilities                                                                   7,150           6,864
                                                                                  ------------    ------------
         Total liabilities                                                             722,721         683,662

Series B mandatory redeemable preferred stock                                              831             831
                                                                                  ------------    ------------

Stockholders' equity
     Preferred stock                                                                         -               -
     Series A Convertible Preferred Stock (aggregate
       liquidation preference of $2,762)                                                   500             500
     Series C Preferred Stock                                                                -               -
     Common stock, $1 par value, 10,000,000 shares authorized;
       4,571,209 and 4,569,319 shares issued in 2002 and 2001                            4,571           4,569
     Surplus                                                                            21,856          21,841
     Retained earnings                                                                  43,113          40,560
     Accumulated other comprehensive income                                              3,171           1,536
     Unearned compensation under stock option plans                                        (23)            (68)
                                                                                  ------------    ------------
                                                                                        73,188          68,938
     Treasury stock, at cost (590,263 shares in 2002 and 2001)                          (5,124)         (5,124)
                                                                                  ------------    ------------
         Total stockholders' equity                                                     68,064          63,814
                                                                                  ------------    ------------

              Total liabilities and stockholders' equity                          $    791,616    $    748,307
                                                                                  ============    ============

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001, and 2000 (In Thousands, Except Per Share Data)

                                                                               2002         2001         2000
-------------------------------------------------------------------------------------------------------------------

Interest income
    Loans                                                                  $   36,283   $   43,059   $   43,237
    Securities
       Taxable                                                                  7,377        8,655        8,649
       Exempt from federal income taxes                                         1,702        1,972        2,033
    Federal funds sold and other                                                  147          143          289
                                                                           ----------   ----------   ----------
       Total interest income                                                   45,509       53,829       54,208

Interest expense
    Deposits                                                                   17,145       25,680       27,254
    Federal funds purchased and securities sold
      under agreements to repurchase                                              170           80          233
    Advances from the Federal Home Loan Bank                                    2,514        3,030        2,366
    Notes payable                                                                 357          595          832
                                                                           ----------   ----------   ----------
       Total interest expense                                                  20,186       29,385       30,685
                                                                           ----------   ----------   ----------
Net interest income                                                            25,323       24,444       23,523
Provision for loan losses                                                       3,574        4,161        4,858
                                                                           ----------   ----------   ----------
Net interest income after provision for loan losses                            21,749       20,283       18,665

Noninterest income
    Service charges                                                             2,812        2,748        2,683
    Merchant fee income                                                         1,185        1,095        1,110
    Trust income                                                                  775          687          744
    Mortgage banking income                                                     2,843        2,096        1,278
    Insurance commissions and fees                                              2,188        2,407        2,862
    Securities gains (losses), net                                                407          798          (29)
    Other income                                                                2,245        2,089        2,492
                                                                           ----------   ----------   ----------
                                                                               12,455       11,920       11,140

Noninterest expenses
    Salaries and employee benefits                                             15,284       13,700       13,468
    Occupancy expense, net                                                      1,868        1,751        1,753
    Furniture and equipment expense                                             1,820        1,632        1,803
    Supplies and printing                                                         525          608          573
    Telephone                                                                   1,074          773          749
    Other real estate owned expense                                               919          162          116
    Amortization of intangible assets                                             245          945        1,310
    Other expenses                                                              7,291        6,641        6,113
                                                                           ----------   ----------   ----------
                                                                               29,026       26,212       25,885
                                                                           ----------   ----------   ----------

Income before income taxes                                                      5,178        5,991        3,920

Income taxes                                                                    1,134        1,537        1,017
                                                                           ----------   ----------   ----------

Net income                                                                      4,044        4,454        2,903
Preferred stock dividends                                                         257          257          259
                                                                           ----------   ----------   ----------

Net income for common stockholders                                         $    3,787   $    4,197   $    2,644
                                                                           ==========   ==========   ==========
Basic earnings per common share                                            $     0.95   $     1.06   $     0.66
                                                                           ==========   ==========   ==========
Diluted earnings per common share                                          $     0.94   $     1.05   $     0.66
                                                                           ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000 (In Thousands, Except Share Data)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Unearned
                                  Series A                                       Accumulated  Compensation
                                 Convertible                                        Other        Under
                                  Preferred    Common                 Retained  Comprehensive     Stock      Treasury
                                    Stock       Stock     Surplus     Earnings  Income (Loss)  Option Plans    Stock       Total
                                    -----       -----     -------     --------  -------------  ------------    -----       -----
Balance,
  January 1, 2000                 $    500    $  4,539    $ 21,608    $ 35,743     $ (1,995)    $   (204)    $ (3,850)    $ 56,341
   Common stock dividends                -           -           -        (950)           -            -            -         (950)
   Preferred stock dividends             -           -           -        (259)           -            -            -         (259)
   Exercise of stock options
     (17,239 shares)                     -          17         126           -            -            -            -          143
   Amortization of un-
     earned compensation
     under stock option plans            -           -           -           -            -           75            -           75
   Purchase 99,000 shares
     of treasury stock                   -           -           -           -            -            -       (1,274)      (1,274)
Comprehensive income
   Net income                            -           -           -       2,903            -            -            -        2,903
   Net increase in fair value
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                -           -           -           -        2,056            -            -        2,056
      Total comprehensive
        income                                                                                                               4,959
                                  --------    --------    --------    --------     --------     --------     --------     --------

Balance
  December 31, 2000                    500       4,556      21,734      37,437           61         (129)      (5,124)      59,035

   Common stock dividends                -           -           -      (1,074)           -            -            -       (1,074)
   Preferred stock dividends             -           -           -        (257)           -            -            -         (257)
   Exercise of stock options
     (13,508 shares)                     -          13         107           -            -            -            -          120
   Amortization of un-
     earned compensation
     under stock option plans            -           -           -           -            -           61            -           61
Comprehensive income
   Net income                            -           -           -       4,454            -            -            -        4,454
   Net increase in fair value
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                -           -           -           -        1,475            -            -        1,475
      Total comprehensive
        income                                                                                                               5,929
                                  --------    --------    --------    --------     --------     --------     --------     --------
Balance,
  December 31, 2001                    500       4,569      21,841      40,560        1,536          (68)      (5,124)      63,814

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000 (In Thousands, Except Share Data)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Unearned
                                  Series A                                       Accumulated  Compensation
                                 Convertible                                        Other        Under
                                  Preferred    Common                 Retained  Comprehensive     Stock      Treasury
                                    Stock       Stock     Surplus     Earnings  Income (Loss)  Option Plans    Stock       Total
                                    -----       -----     -------     --------  -------------  ------------    -----       -----
Balance,
  December 31, 2001               $    500    $  4,569    $ 21,841    $ 40,560     $  1,536     $    (68)    $ (5,124)    $ 63,814

   Common stock dividends                -           -           -      (1,234)           -            -            -       (1,234)
   Preferred stock dividends             -           -           -        (257)           -            -            -         (257)
   Exercise of stock options
     (1,890 shares)                      -           2          15           -            -            -            -           17
   Amortization of un-
     earned compensation
     under stock option plans            -           -           -           -            -           45            -           45
Comprehensive income
   Net income                            -           -           -       4,044            -            -            -        4,044
   Net increase in fair value
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                -           -           -           -        1,635            -            -        1,635
      Total comprehensive
        income                                                                                                               5,679
                                  --------    --------    --------    --------     --------     --------     --------     --------

Balance,
  December 31, 2002               $    500    $  4,571    $ 21,856    $ 43,113     $  3,171     $    (23)    $ (5,124)    $ 68,064
                                  ========    ========    ========    ========     ========     ========     ========     ========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000 (In Thousands)

                                                                            2002           2001         2000
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                                          $     4,044   $     4,454   $     2,903
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                           1,501         1,356         1,564
       Amortization of intangible assets                                        245           945         1,310
       Amortization of mortgage servicing rights                               (955)         (609)         (180)
       Amortization of unearned compensation under
         stock option plans                                                      45            61            75
       Amortization of bond premiums, net                                     1,437           644            54
       FHLB stock dividend                                                     (196)         (203)          (61)
       Provision for loan losses                                              3,574         4,161         4,858
       Provision for deferred income taxes                                       73           344        (1,017)
       Securities (gains) or losses, net                                       (407)         (798)           29
       Gain on sale of subsidiaries, net                                          -             -          (438)
       (Gain) loss on sale of real estate acquired in
         settlement of loans                                                    376            26           (28)
       Gain on sale of loans                                                 (2,909)       (1,961)         (788)
       Net loans originated for sale                                            512        (1,712)          (10)
       Change in assets and liabilities
          (Increase) decrease in other assets                                 1,468          (178)       (1,266)
          Increase (decrease) in other liabilities                             (827)       (3,062)        3,516
                                                                        -----------   -----------   -----------
              Net cash provided by operating activities                       7,981         3,468        10,521

Cash flows from investing activities
    Securities
       Proceeds from maturities and paydowns                                 76,218       129,934        33,506
       Proceeds from sales                                                   19,640        21,582         4,483
       Purchases                                                           (134,977)     (145,321)      (50,480)
    Net (decrease) increase in loans                                         18,268          (481)      (35,093)
    Purchase of premises and equipment                                       (3,105)       (1,854)         (233)
    Purchase of bank-owned life insurance                                   (11,462)            -        (2,245)
    Proceeds from sale of real estate acquired in
      settlement of loans                                                     2,401           974         1,141
    Bank and bank holding company acquisitions and
      sales, net of cash and cash equivalents received                            -             -        (1,915)
                                                                        -----------   -----------   -----------
       Net cash provided by (used in) investing activities                  (33,017)        4,834       (50,836)

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000 (In Thousands)

                                                                           2002           2001          2000
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase (decrease) in deposits                                 $    29,814   $   (23,859)  $    41,805
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                        959         2,104        (4,783)
    Net increase in advances from the
      Federal Home Loan Bank                                                  9,000         9,342        10,675
    Payments on notes payable                                                (1,000)       (1,000)         (500)
    Proceeds from notes payable                                                   -             -         1,275
    Dividends on common stock                                                (1,234)       (1,074)         (950)
    Dividends on preferred stock                                               (257)         (257)         (259)
    Redemption of preferred stock                                                 -             -           (26)
    Proceeds from exercise of stock options                                      17           120           143
    Purchase of treasury stock                                                    -             -        (1,274)
                                                                        -----------   -----------   -----------
       Net cash provided by (used in) financing activities                   37,299       (14,624)       46,106
                                                                        -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                         12,263        (6,322)        5,791

Cash and cash equivalents
    Beginning of year                                                        26,699        33,021        27,230
                                                                        -----------   -----------   -----------

    End of year                                                         $    38,962   $    26,699   $    33,021
                                                                        ===========   ===========   ===========

Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                         $    21,205   $    31,180   $    29,035
       Income taxes                                                             474         1,082         2,809
    Transfers from loans to other real estate owned                           2,449         2,359         1,057

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1.  Nature of Operations and Summary of Significant Accounting Policies

UnionBancorp, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of banking services to individual and corporate customers located in the north central and west central areas of Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its bank subsidiaries ("the Banks") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries UnionBank, UnionBank/West, UnionBank/Central, and UnionBank/Northwest. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The allowance for loan losses, value of mortgage servicing rights, and fair values of financial instruments are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with the Banks, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows
----------

Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Loan disbursements and collections, repurchase agreements, federal funds purchased, and transactions in deposit accounts are reported, net.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Interest income is reported net of amortization of premiums and accretion of discounts. Gains or losses from the sale of securities are determined using the specific identification method.

Derivatives
-----------

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedge transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. At December 31, 2002 and 2001, the Company had no material derivative instruments.

Loans
-----

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


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

Foreclosed assets
-----------------

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. At December 31, 2002 there is a $325,000 valuation allowance against foreclosed assets. Costs after acquisition are expensed.

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

Company-owned life insurance
----------------------------

The Company has invested in bank-owned life insurance policies, for which the Company is also the beneficiary, on certain members of management. Company-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an aggregate face value of approximately $34.5 million and $3.7 million with an approximate cash surrender value of $13.8 million and $2.2 million at December 31, 2002 and 2001, respectively.


Goodwill and other intangible assets
------------------------------------

Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002 and October 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $690,000.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and insurance company acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 10 years.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Long-term assets
----------------

Premises and equipment, core deposit, and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Financial instruments
---------------------

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock compensation
------------------

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                             2002           2001          2000
                                                             ----           ----          ----
     Net income as reported for common stockholders       $    3,787    $    4,197    $    2,644
     Deduct:  stock-based compensation expense
       determined under fair value based method                  131           135           142
                                                          ----------    ----------    ----------

     Pro forma net income                                 $    3,656    $    4,062    $    2,502
                                                          ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

                                                          2002           2001          2000
                                                          ----           ----          ----
     Basic earnings per common share as reported       $    0.95     $     1.06    $      .66
     Pro forma basic earnings per common share              0.92           1.02           .63

     Diluted earnings per common share as reported          0.94           1.05           .66
     Pro forma diluted earnings per common share            0.91           1.01           .62

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                          2002          2001
                                                          ----          ----

              Fair value                                $   3.92      $   3.98
              Risk-free interest rate                       3.72%         4.90%
              Expected option life                          6             7
              Expected stock price volatility              26.99%        29.58%
              Dividend yield                                2.03%         2.03%

Stockholders' Equity:
---------------------

Preferred stock
---------------

The Company's Certificate of Incorporation authorizes its Board of Directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

      Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2002 and 2001. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 99,769 common shares. Series A Preferred Stock is not redeemable for cash. On dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

      Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2002 and 2001. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and



(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

      from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's deaths, their respective executors or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or ten years after the original issuance date of the Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. On dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

      Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2002 and 2001. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


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

Newly issued but not yet effective accounting standards
-------------------------------------------------------

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company's financial condition or results of operations.

Reclassifications
-----------------

Certain items in the financial statements as of and for the years ended December 31, 2001 and 2000 have been reclassified, with no effect on net income, to conform with the current year presentation.


Note 2.  Business Acquisitions and Divestitures

On August 24, 2000, the Company sold the deposits and premises of a UnionBank/West branch location. At the date of sale, the branch had approximately $2,659 in deposits and $162 in fixed assets. The sale price was $600.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                       Gross         Gross
                                                          Fair      Unrealized    Unrealized
                                                          Value        Gains        Losses
                                                          -----        -----        ------
Available-for-sale
     December 31, 2002
         U.S. Treasury                                $     1,025   $       23   $        -
         U.S. government agencies                          46,817          838           (1)
         States and political subdivisions                 34,589        1,527          (17)
         U.S. government agency mortgage-backed
           securities                                     113,579        2,399         (142)
         Collateralized mortgage obligations                3,889          152           (1)
         Equity securities                                 16,850            -          (58)
         Corporate                                         10,480          443            -
                                                      -----------   ----------   ----------

                                                      $   227,229   $    5,382   $     (219)
                                                      ===========   ==========   ==========
Available-for-sale
     December 31, 2001
         U.S. Treasury                                $     1,036   $       30   $        -
         U.S. government agencies                          43,400          727          (75)
         States and political subdivisions                 37,344          829          (77)
         U.S. government agency mortgage-backed
           securities                                      86,278          876         (154)
         Collateralized mortgage obligations               12,366          345            -
         Equity securities                                  5,858            -            -
                                                      -----------   ----------   ----------

                                                      $   186,282   $    2,807   $     (306)
                                                      ===========   ==========   ==========

At December 31, 2002, approximately 32% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.

Sales of securities available-for-sale were as follows:

                                             Years Ended December 31,
                                    -----------------------------------------
                                       2002           2001            2000
                                    -----------    -----------    -----------
     Proceeds                       $    19,640    $    21,582    $     4,483
     Realized gains                         409            798              -
     Realized losses                         (2)             -            (29)


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 3.  Securities (Continued)

The fair value of securities classified as available-for-sale at December 31, 2002, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

                                                                     Fair Value
                                                                     ----------

      Due in one year or less                                        $    4,602
      Due after one year through five years                              69,942
      Due after five years through ten years                             14,530
      Due after ten years                                                 3,837
      U.S. government agency mortgage-backed securities                 113,579
      Collateralized mortgage obligations                                 3,889
      Equity securities                                                  16,850
                                                                     ----------

                                                                     $  227,229
                                                                     ==========

As of December 31, 2002, the Company held callable securities carried at a fair value of $46,865. The amortized cost of these securities was $45,980 as of December 31, 2002.

Securities with carrying values of approximately $174,000 and $149,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law.


Note 4.  Loans

The major classifications of loans follow:
                                                           December 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------

     Commercial                                   $    136,656    $    147,945
     Commercial real estate                            147,253         150,878
     Real estate                                       139,020         145,602
     Real estate loans held for sale                     7,565           7,053
     Installment                                        49,949          50,961
     Other                                               2,786           2,529
                                                  ------------    ------------

                                                  $    483,229    $    504,968
                                                  ============    ============


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 4.  Loans (Continued)

The following table presents data on impaired loans:

                                                                                December 31,
                                                                    ----------------------------------
                                                                       2002        2001         2000
                                                                    ----------   ---------    --------
    Year-end impaired loans for which an allowance
      has been provided                                             $    7,925   $   6,419    $  3,125
    Year-end impaired loans for which no allowance
      has been provided                                                      -         840       3,134
                                                                    ----------   ---------    --------

    Total loans determined to be impaired                           $    7,925   $   7,259    $  6,259
                                                                    ==========   =========    ========

    Allowance for loan loss for impaired loans included
      in the allowance for loan losses                              $    1,811   $   1,235    $  1,699
                                                                    ==========   =========    ========
    Average recorded investment in impaired loans                   $    8,651   $   8,184    $  3,290
                                                                    ==========   =========    ========
    Interest income recognized from impaired loans                  $      228   $       -    $     32
                                                                    ==========   =========    ========
    Cash basis interest income recognized from impaired loans       $      120   $       -    $      -
                                                                    ==========   =========    ========

The Company has approximately $829 and $1,616 of loans past due 90 days and still accruing interest at December 31, 2002 and 2001.

The Company and its subsidiaries conduct most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central and west central Illinois. The Banks' loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $71,155 and $75,174 as of December 31, 2002 and 2001, respectively.

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). Changes in such loans during the year ended December 31, 2002 follow:

         Balance at December 31, 2001                              $    34,429
              New loans, extensions, and modifications                  32,778
              Repayments                                               (30,953)
              Change in classification                                     255
                                                                   -----------

         Balance at December 31, 2002                              $    36,509
                                                                   ===========


Note 5.  Loan Servicing

The following summarizes the secondary mortgage market activities:

                                                              Years Ended December 31,
                                                   ---------------------------------------------
                                                        2002            2001             2000
                                                   ------------     ------------    ------------
         Proceeds from sales of mortgage loans     $    157,815     $    137,393    $     51,387
                                                   ============     ============    ============

         Gain on sales of mortgage loans           $      2,909     $      1,961    $        788
                                                   ============     ============    ============

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 5.  Loan Servicing (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

         Federal Home Loan Mortgage Corporation    $      7,430    $     12,274
         Federal National Mortgage Association          279,746         229,210
         Small Business Administration                    5,324           8,134
         Other                                            3,321           3,450
                                                   ------------    ------------

                                                   $    295,821    $    253,068
                                                   ============    ============

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,252 and $1,016 at December 31, 2002 and 2001, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

                                                   Years Ended December 31,
                                             --------------------------------------
                                                2002          2001          2000
                                             ----------    ----------    ----------
     Balance at beginning of year            $    2,102    $    1,423    $    1,201
     Originated mortgage servicing rights         1,493         1,288           402
     Amortization                                  (955)         (609)         (180)
                                             ----------    ----------    ----------

     Balance at end of year                  $    2,640    $    2,102    $    1,423
                                             ==========    ==========    ==========

Loans held for sale, which are included in real estate loans, are summarized as follows:

                                                             December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

     Secured by one-to-four-family residences          $    7,495    $    5,334
     Small Business Administration loans                       70         1,719
                                                       ----------    ----------

                                                       $    7,565    $    7,053
                                                       ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 6.  Allowance for Loan Losses

An analysis of activity in the allowance for loan losses follows:

                                                Years Ended December 31,
                                        --------------------------------------
                                           2002          2001           2000
                                        ----------    ----------    ----------

     Balance at beginning of year       $    6,295    $    6,414    $    3,691
         Provision for loan losses           3,574         4,161         4,858
         Recoveries                            459           395           116
         Loans charged off                  (3,878)       (4,675)       (2,251)
                                        ----------    ----------    ----------

     Balance at end of year             $    6,450    $    6,295    $    6,414
                                        ==========    ==========    ==========


Note 7.  Premises and Equipment

Premises and equipment consisted of:

                                                           December 31,
                                                    --------------------------
                                                        2002           2001
                                                    -----------    -----------

     Land                                           $     1,760    $     1,032
     Buildings                                           12,823         13,238
     Furniture and equipment                             14,220         13,478
     Construction in process                                724              -
                                                    -----------    -----------
                                                         29,527         27,748
     Less accumulated depreciation                       15,472         15,297
                                                    -----------    -----------

                                                    $    14,055    $    12,451
                                                    ===========    ===========

The Company is in the process of constructing a new branch facility in Yorkville, Illinois. The new facility will be a branch of UnionBank and is scheduled to open in the third quarter of 2003. The estimated costs to be incurred in 2003 to complete the facility are approximately $1.8 million.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 8.  Goodwill and Intangible Assets

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                          2002          2001          2000
                                                       ----------    ----------    ----------
     Reported net income                               $    3,787    $    4,197    $    2,644
     Add back:  goodwill amortization, net of tax               -           558           840
                                                       ----------    ----------    ----------
     Adjusted net income                               $    3,787    $    4,755    $    3,484
                                                       ==========    ==========    ==========

     Basic earnings per share:
         Reported net income                           $     0.95    $     1.06    $     0.66
         Goodwill amortization                                  -          0.14          0.22
                                                       ----------    ----------    ----------
         Adjusted net income                           $     0.95    $     1.20    $     0.88
                                                       ==========    ==========    ==========

     Diluted earnings per share:
         Reported net income                           $     0.94    $     1.05    $     0.66
         Goodwill amortization                                  -          0.14          0.21
                                                       ----------    ----------    ----------
         Adjusted net income                           $     0.94    $     1.19    $     0.87
                                                       ==========    ==========    ==========

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

                                                                   2002                         2001
                                                                   ----                         ----
                                                           Gross                        Gross
                                                         Carrying      Accumulated    Carrying      Accumulated
                                                          Amount      Amortization     Amount      Amortization
                                                          ------      ------------     ------      ------------
     Amortized intangible assets:
         Core deposit intangibles                       $    2,106      $    1,351    $    2,106    $    1,145
         Other customer relationship
           intangibles                                         165              47            22             8
                                                        ----------      ----------    ----------    ----------

              Total                                     $    2,271      $    1,398    $    2,128    $    1,153
                                                        ==========      ==========    ==========    ==========

Aggregate amortization expense was $245, $255, and $339 for 2002, 2001, and 2000, respectively.

Estimated amortization expense for subsequent years:

                  2003                                  $     237
                  2004                                        237
                  2005                                        237
                  2006                                        144
                  2007                                         14
                  Thereafter                                    4


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 9.  Deposits

Deposit account balances by type are summarized as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

     Non-interest-bearing demand deposits          $     90,606    $     73,138
     Savings, NOW, and money market accounts            202,681         149,599
     Time deposits of $100 or more                      152,395         150,481
     Other time deposits                                196,276         238,926
                                                   ------------    ------------

                                                   $    641,958    $    612,144
                                                   ============    ============

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                      Year                      Amount
                      ----                      ------

                    2003                      $    218,653
                    2004                           101,949
                    2005                            15,488
                    2006                             3,404
                    2007                             7,211
                    Thereafter                       1,966
                                              ------------

                                              $    348,671
                                              ============

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

     3 months or less                              $     43,223    $     44,049
     Over 3 months through 6 months                      36,679          45,715
     Over 6 months through 12 months                     27,458          22,606
     Over 12 months                                      45,035          38,111
                                                   ------------    ------------

                                                   $    152,395    $    150,481
                                                   ============    ============


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 10.  Borrowed Funds

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

A summary of short-term borrowings follows:
                                                             December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

     Federal funds purchased                           $        -    $      200
     Securities sold under agreements to repurchase         3,588         2,429
                                                       ----------    ----------

                                                       $    3,588    $    2,629
                                                       ==========    ==========

Federal funds purchased and securities sold under agreement to repurchase generally mature within one to ninety days from the transaction date.

At December 31, 2002, $20 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $65.3 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2002 are as follows:

                                                      Average
       Year                                        Interest Rate       Amount
       ----                                        -------------       ------

     2003                                               3.32%       $     5,000
     2004                                               4.64             20,250
     2005                                               4.24             16,100
     2006                                               5.38              7,300
     2007                                               3.42              5,100
     Thereafter                                         4.68              8,000
                                                                    -----------

                                                                    $    61,750
                                                                    ===========

Notes payable consisted of the following at December 31, 2002 and 2001:

                                                          2002          2001
                                                       ----------    ----------

     Line of credit loan ($5,000) from LaSalle
     National Bank; interest due quarterly at the
     higher of (1) 180-day LIBOR plus 1.75% or (2)
     4%; balance due on October 1, 2003; secured
     by 100% of the stock of the subsidiary banks.     $    4,000    $    5,000
                                                       ----------    ----------

     Revolving credit loan ($10,000) from LaSalle
     National Bank; interest due quarterly at the
     higher of (1) 180-day LIBOR plus 1.75% or (2)
     4%; balance due on October 1, 2003; secured
     by 100% of the stock of the subsidiary banks.          4,275         4,275
                                                       ----------    ----------

                                                       $    8,275    $    9,275
                                                       ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 10.  Borrowed Funds (Continued)

The note payable agreements contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, the changes in capital structure, and the guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with or had obtained appropriate waivers for all covenants for the year ended December 31, 2002.

Information concerning borrowed funds is as follows:

                                                                  Years Ended December 31,
                                                          ----------------------------------------
                                                             2002            2001          2000
                                                          ----------      ----------    ----------
    Federal Funds Purchased
       Maximum month-end balance during the year          $   10,000      $    2,900    $   11,999
       Average balance during the year                           904           1,160         1,640
       Weighted average interest rate for the year              2.00%           3.48%         7.17%
       Weighted average interest rate at year end                N/A            2.00%          N/A

    Securities Sold Under Agreements to Repurchase
       Maximum month-end balance during the year          $    4,680      $    5,793    $    7,344
       Average balance during the year                         4,126           1,315         1,931
       Weighted average interest rate for the year              2.62%           3.04%         5.96%
       Weighted average interest rate at year end               2.20            3.69          6.06

    Advances from the Federal Home Loan Bank
       Maximum month-end balance during the year          $   62,100      $   66,408    $   43,408
       Average balance during the year                        51,938          54,064        37,326
       Weighted average interest rate for the year              4.87%           5.60%         6.34%
       Weighted average interest rate at year end               4.43            3.76          6.43

    Notes Payable
       Maximum month-end balance during the year          $    9,275      $   10,275    $   10,775
       Average balance during the year                         9,023           9,719        10,348
       Weighted average interest rate for the year              3.80%           6.13%         8.04%
       Weighted average interest rate at year end               4.00            4.11          8.00


Note 11.  Income Taxes

Income taxes consisted of:
                                               Years Ended December 31,
                                        --------------------------------------
                                           2002          2001          2000
                                        ----------    ----------    ----------
       Federal
           Current                      $      969    $    1,219    $    1,827
           Deferred                             52           279          (828)
                                        ----------    ----------    ----------
                                             1,021         1,498           999
       State
           Current                              92           (26)          207
           Deferred                             21            65          (189)
                                        ----------    ----------    ----------
                                               113            39            18
                                        ----------    ----------    ----------

                                        $    1,134    $    1,537    $    1,017
                                        ==========    ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 11.  Income Taxes (Continued)

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                                       Years Ended December 31,
                                                               --------------------------------------
                                                                  2002          2001           2000
                                                               ----------    ----------    ----------
     Expected income taxes                                     $    1,761    $    2,037    $    1,333
     Income tax effect of
         Interest earned on tax-free investments and loans           (635)         (736)         (763)
         Nondeductible interest expense incurred to
           carry tax-free investments and loans                        68           120           130
         Nondeductible amortization                                     -           131           227
         State income taxes, net of federal tax benefit                78            36             2
         Other                                                       (138)          (51)           88
                                                               ----------    ----------    ----------

                                                               $    1,134    $    1,537    $    1,017
                                                               ==========    ==========    ==========

The significant components of deferred income tax assets and liabilities consisted of:

                                                              December 31,
                                                       ------------------------
                                                          2002           2001
                                                       ----------    ----------
     Deferred tax assets
         Allowance for loan losses                     $    2,513    $    2,446
         Deferred compensation, other                         384           236
                                                       ----------    ----------
              Total deferred tax assets                     2,897         2,682

     Deferred tax liabilities
         Depreciation                                        (442)         (527)
         Basis adjustments arising from acquisitions         (704)         (495)
         Mortgage servicing rights                         (1,023)         (814)
         Securities available-for-sale                     (2,005)         (965)
         Other                                               (614)         (659)
                                                       ----------    ----------
              Total deferred tax liabilities               (4,788)       (3,460)
                                                       ----------    ----------

                  Net deferred tax liabilities         $   (1,891)   $     (778)
                                                       ==========    ==========


Note 12.  Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. The Plan owns 485,055 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $385, $335, and $280 for the years ended December 31, 2002, 2001, and 2000, respectively.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 12.  Benefit Plans  (Continued)

Effective January 1, 1999, the Company established a 401(k) salary reduction plan ["the 401(k) plan"] covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $301, $149, and $132 for the years ended December 31, 2002, 2001, and 2000, respectively.


Note 13.  Stock Option Plans

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

In 1999, the Company adopted the UnionBancorp, Inc. nonqualified Stock Option Plan ("the 1999 Option Plan"). Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are exercisable in three years. The options have an exercise period of ten years from the date of grant.

A summary of the status of the option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below.

                                                  2002                      2001                       2000
                                         --------------------------------------------------------------------------
                                                       Weighted-                Weighted-                 Weighted-
                                                        Average                  Average                   Average
                                                       Exercise                 Exercise                  Exercise
                                          Shares         Price       Shares       Price        Shares       Price
                                         --------------------------------------------------------------------------
    Outstanding at beginning
      of year                              264,615   $    11.78      245,141    $ 11.55         310,678   $   12.22
    Granted                                106,824        14.59       57,882      11.75               -           -
    Exercised                               (1,890)        8.64      (13,508)      8.38         (17,239)       7.94
    Forfeited                               (9,000)       16.36      (24,900)     16.29         (48,298)      14.62
                                         ---------   ----------    ---------    -------       ---------   ---------
    Outstanding at end of year             360,549        12.66      264,615      11.78         245,141       11.55
                                         =========                 =========                  =========

    Options exercisable at
      year end                             158,255   $    10.55      135,170    $ 10.17         122,791   $    9.69
                                         =========   ==========    =========    =======       =========   =========
    Weighted-average fair
      value of options granted
      during the year                                $     3.92                 $  3.98                         N/A
                                                     ==========                 =======                   =========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 13.  Stock Option Plans (Continued)

Options outstanding at year-end 2002 were as follows:

                            ------Outstanding------      -----Exercisable-----
                                         Weighted
                                          Average                     Weighted
                                         Remaining                     Average
          Range of                      Contractual                   Exercise
       Exercise Prices      Number         Life          Number         Price
       ---------------      ------         ----          ------         -----

   $  5.04  - $  8.33        58,800       2 years         58,800     $    6.44
      9.67  -   13.00       107,725       6 years         45,885         10.14
     13.88  -   18.50       194,024       8 years         53,570         15.43
                            -------     ---------        -------     ---------

                            360,549     6.3 years        158,255     $   10.55
                            =======     =========        =======     =========

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. The compensation cost charged to income for nonqualified stock option grants was $45, $61, and $75 for the years ended December 31, 2002, 2001, and 2000, respectively.


Note 14.  Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 149,926 shares of common stock were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

                                                               2002         2001         2000
                                                            ----------   ----------   ----------
    Basic earnings per share
       Net income available to common stockholders          $    3,787   $    4,197   $    2,644
                                                            ==========   ==========   ==========

       Weighted average common shares outstanding                3,980        3,974        3,980
                                                            ==========   ==========   ==========

          Basic earnings per share                          $     0.95   $     1.06   $     0.66
                                                            ==========   ==========   ==========

       Weighted average common shares outstanding                3,980        3,974        3,980
       Add dilutive effect of assumed exercised stock
         options                                                    48           35           27
                                                            ----------   ----------   ----------

       Weighted average common and dilutive
         potential shares outstanding                            4,028        4,009        4,007
                                                            ==========   ==========   ==========

          Diluted earnings per share                        $     0.94   $     1.05   $     0.66
                                                            ==========   ==========   ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


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

In December of 2002, the Company filed the required application with the appropriate regulatory agency for approval to merge UnionBank and UnionBank/Central. The Company believes that the application will be approved, and the merger of the two banks is scheduled for March 31, 2003.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the corresponding regulatory agency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    To Be Adequately            Prompt Corrective
                                               Actual                  Capitalized              Action Provisions
                                      ----------------------------------------------------------------------------
                                        Amount        Ratio         Amount       Ratio         Amount       Ratio
                                      ----------------------------------------------------------------------------
As of December 31, 2002
    Total capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   66,036     11.84%      $   44,610       8.00%      $   55,762     10.00%
       UnionBank                          41,393     12.68           26,113       8.00           32,642     10.00
       UnionBank/Central                  12,488     14.09            7,092       8.00            8,866     10.00
       UnionBank/West                     16,544     13.19           10,031       8.00           12,539     10.00

    Tier I capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   58,755     10.54%      $   22,305       4.00%      $   33,457     6.00%
       UnionBank                          37,676     11.54           13,057       4.00           19,585     6.00
       UnionBank/Central                  11,380     12.84            3,546       4.00            5,319     6.00
       UnionBank/West                     15,284     12.19            5,016       4.00            7,523     6.00

    Tier I leverage ratio (to
      average assets)
       UnionBancorp, Inc.             $   58,755      7.48%      $   30,438       4.00%      $   38,048     5.00%
       UnionBank                          37,676      8.30           17,478       4.00           21,847     5.00
       UnionBank/Central                  11,380      8.23            5,441       4.00            6,801     5.00
       UnionBank/West                     15,284      8.80            6,587       4.00            8,234     5.00

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 15.  Regulatory Matters (Continued)

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    To Be Adequately            Prompt Corrective
                                               Actual                  Capitalized              Action Provisions
                                      ----------------------------------------------------------------------------
                                        Amount        Ratio         Amount       Ratio         Amount       Ratio
                                      ----------------------------------------------------------------------------
As of December 31, 2001
    Total capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   63,037     11.66%      $   43,250       8.00%      $   54,063     10.00%
       UnionBank                          39,937     12.40           25,763       8.00           32,204     10.00
       UnionBank/Central                  11,832     13.78            6,869       8.00            8,587     10.00
       UnionBank/West                     15,617     13.80            9,050       8.00           11,313     10.00

    Tier I capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   55,911     10.34%      $   21,625       4.00%      $   32,438     6.00%
       UnionBank                          36,183     11.24           12,882       4.00           19,323     6.00
       UnionBank/Central                  10,782     12.56            3,435       4.00            5,152     6.00
       UnionBank/West                     14,378     12.71            4,525       4.00            6,788     6.00

    Tier I leverage ratio (to
      average assets)
       UnionBancorp, Inc.             $   55,911      7.54%      $   29,678       4.00%      $   37,097     5.00%
       UnionBank                          36,183      8.48           17,063       4.00           21,329     5.00
       UnionBank/Central                  10,782      8.10            5,326       4.00            6,658     5.00
       UnionBank/West                     14,378      9.44            6,090       4.00            7,613     5.00


Note 16.  Fair Value of Financial Instruments

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 16.  Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows:

                                                                          December 31,
                                                 --------------------------------------------------------------
                                                              2002                            2001
                                                 --------------------------------------------------------------
                                                   Carrying           Fair          Carrying           Fair
                                                    Amount            Value          Amount            Value
                                                    ------            -----          ------            -----
     Financial assets
         Cash and cash equivalents               $     38,962    $     38,962     $     26,699    $     26,699
         Securities                                   227,229         227,229          186,282         186,282
         Loans                                        476,779         479,497          498,673         497,284
         Accrued interest receivable                    6,211           6,211            7,039           7,039
     Financial liabilities
         Deposits                                     641,958         642,270          612,144         618,866
         Federal funds purchased and
           securities sold under
           agreements to repurchase                     3,588           3,588            2,629           2,629
         Advances from the Federal
           Home Loan Bank                              61,750          64,072           52,750          52,307
         Notes payable                                  8,275           8,275            9,275           9,275
         Accrued interest payable                       2,935           2,935            3,954           3,954

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


Note 17.  Commitments, Contingencies, and Credit Risk

In the normal course of business, there are various contingent liabilities outstanding, such as claims and legal actions, which are not reflected in the consolidated financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claims.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 17.  Commitments, Contingencies, and Credit Risk (Continued)

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

                                 Standby                                                           Range of Rates
                                 Letters     Variable Rate       Fixed Rate           Total         on Fixed Rate
                                of Credit     Commitments        Commitments       Commitments       Commitments
                                ---------     -----------        -----------       -----------       -----------
  Commitments to extend
    credit and standby
    letters of credit
      December 31, 2002        $   1,421       $  56,959         $   46,180        $   103,139      4.50% - 9.00%
      December 31, 2001        $   2,858       $  55,807         $   35,790        $    91,597      5.50% - 7.99%

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 18.  Condensed Financial Information - Parent Company Only

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

Condensed financial information for UnionBancorp, Inc. follows:

Balance Sheets (Parent Company Only)

                                                            December 31,
                                                    --------------------------
ASSETS                                                  2002            2001
                                                    -----------    -----------

Cash and cash equivalents                           $       259    $       487
Investment in subsidiaries                               76,548         72,421
Premises and equipment                                      830          1,202
Other assets                                                453            590
                                                    -----------    -----------

                                                    $    78,090    $    74,700
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                    --------------------------
Liabilities                                             2002            2001
                                                    -----------    -----------

Notes payable                                       $     8,275    $     9,275
Other liabilities                                           920            780
                                                          9,195         10,055

Mandatory redeemable preferred stock                        831            831

Stockholders' equity                                     68,064         63,814
                                                    -----------    -----------

                                                    $    78,090    $    74,700
                                                    ===========    ===========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 18.  Condensed Financial Information - Parent Company Only (Continued)

Income Statements (Parent Company Only)

                                                                        Years Ended December 31,
                                                             --------------------------------------
                                                                   2002          2001          2000
                                                             --------------------------------------
     Dividends from subsidiaries                             $    3,842    $    3,523    $    3,429
     Other income                                                 2,037         1,796            21
     Interest expense                                               347           592           827
     Other expenses                                               5,435         4,491         3,299
     Income tax benefit                                          (1,455)       (1,161)       (1,564)
     Equity in undistributed earnings of subsidiaries             2,492         3,057         2,015
                                                             ----------    ----------    ----------
     Net income                                                   4,044         4,454         2,903

     Less dividends on preferred stock                              257           257           259
                                                             ----------    ----------    ----------
     Net income on common stock                              $    3,787    $    4,197    $    2,644
                                                             ==========    ==========    ==========
Statements of Cash Flows (Parent Company Only)

                                                                        Years Ended December 31,
                                                             --------------------------------------
                                                                   2002          2001          2000
                                                             --------------------------------------
Cash flows from operating activities
     Net income                                              $    4,044    $    4,454    $    2,903
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                               345           405           101
         Undistributed earnings of subsidiaries                  (2,492)       (3,057)       (2,015)
         Amortization of deferred compensation -
           stock options                                             45            61            75
         Loss on sale of assets                                       -             -           116
         Decrease in other assets                                   137           250            22
         Increase in other liabilities                              140            56           206
                                                             ----------    ----------    ----------
              Net cash provided by operating activities           2,219         2,169         1,408

Cash flows from investing activities
     Purchases of premises and equipment                             27          (643)          (13)
     Investment in subsidiaries                                       -           845             -
                                                             ----------    ----------    ----------
         Net cash provided by (used in) financing
           activities                                                27           202           (13)

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 18.  Condensed Financial Information - Parent Company Only (Continued)

                                                                 Years Ended December 31,
                                                         --------------------------------------
                                                               2002         2001           2000
                                                         --------------------------------------
Cash flows from financing activities
     Net increase (decrease) in notes payable            $   (1,000)   $   (1,000)   $      775
     Dividend paid on common stock                           (1,234)       (1,074)         (950)
     Dividends paid on preferred stock                         (257)         (257)         (259)
     Proceeds from exercise of stock options                     17           120           143
     Purchase of treasury stock                                   -             -        (1,274)
                                                         ----------    ----------    ----------
         Net cash used in financing activities               (2,474)       (2,211)       (1,565)
                                                         ----------    ----------    ----------
     Net increase (decrease) in cash and
       cash equivalents                                        (228)          160          (170)

Cash and cash equivalents
     Beginning of year                                          487           327           497
                                                         ----------    ----------    ----------
     End of year                                         $      259    $      487    $      327
                                                         ==========    ==========    ==========

Note 19.  Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

                                                                 Years Ended December 31,
                                                         --------------------------------------
                                                               2002         2001           2000
                                                         --------------------------------------
     Change in unrealized gains on
       securities available-for-sale                     $    3,069    $    3,199    $    3,328
     Reclassification adjustment for (gains)
       losses recognized in income                             (407)         (798)           29
                                                         ----------    ----------    ----------
         Net unrealized gains                                 2,662         2,401         3,357
     Tax expense                                              1,027         926           1,301
                                                         ----------    ----------    ----------
     Other comprehensive income                          $    1,635    $    1,475    $    2,056
                                                         ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 20.  Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and other operations. Loans, investments, deposits, and mortgage banking provide the revenues in the banking segment, and insurance, brokerage, trust, and holding company services are categorized as other segments.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                                     Banking           Other       Consolidated
                                                                     Segment         Segments         Totals
                                                                     -------         --------         ------
2002
     Net interest income (loss)                                   $     25,672     $      (349)   $     25,323
     Other revenue                                                       8,841           3,614          12,455
     Other expense                                                      19,892           9,134          29,026
     Segment profit                                                      6,464          (2,420)          4,044
     Noncash items
         Depreciation                                                      992             509           1,501
         Provision for loan loss                                         3,574               -           3,574
         Amortization of goodwill and other intangibles                    191              39             230
     Goodwill                                                            5,822           1,820           7,642
     Segment assets                                                    785,683           5,933         791,616

2001
     Net interest income (loss)                                   $     25,000     $      (556)   $     24,444
     Other revenue                                                       6,105           5,815          11,920
     Other expense                                                      19,608           6,604          26,212
     Segment profit                                                      7,430          (1,439)          5,991
     Noncash items
         Depreciation                                                      905             451           1,356
         Provision for loan loss                                         4,161               -           4,161
         Amortization of goodwill and other intangibles                    809             136             945
     Goodwill                                                            5,822           1,820           7,642
     Segment assets                                                    741,083           7,224         748,307

2000
     Net interest income (loss)                                   $     24,259     $      (736)   $     23,523
     Other revenue                                                       6,335           4,805          11,140
     Other expense                                                      21,433           4,452          25,885
     Segment profit                                                      4,303            (383)          3,920
     Noncash items
         Depreciation                                                      948             616           1,564
         Provision for loan loss                                         4,858               -           4,858
         Amortization of goodwill and other intangibles                  1,138             172           1,310
     Goodwill                                                            6,377           1,975           8,352
     Segment assets                                                    749,859           8,874         758,733

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


Note 21.  Quarterly Results of Operations (Unaudited)

                                  Year Ended December 31, 2002                Year Ended December 31, 2001
                                       Three Months Ended                          Three Months Ended
                           ---------------------------------------------- ---------------------------------------
                           Dec. 31   (C)Sep. 30 (A)(C)June 30 (C)March 31 (B)Dec. 31  Sep. 30   June 30   March 31
                           --------  ---------  ------------- ----------- ---------- --------   -------   --------

Total interest income      $ 11,189    $11,238    $11,352      $11,730    $12,498    $13,236    $13,923    $14,172
Total interest expense       (4,634)    (4,879)    (5,161)      (5,512)    (6,136)    (7,070)    (7,816)    (8,363)
                           --------  ---------  ---------      -------    -------    -------    -------    -------
Net interest income           6,555      6,359      6,191        6,218      6,362      6,166      6,107      5,809

Provision for loan losses       518        519      2,018          519      2,890        596        366        309
Noninterest income            3,554      3,060      2,838        3,003      3,045      3,045      3,018      2,812
Noninterest expense           7,824      7,387      6,952        6,863      7,075      6,531      6,476      6,130
                           --------  ---------  ---------      -------    -------    -------    -------    -------
Income (loss) before
  income taxes                1,767      1,513         59        1,839       (558)     2,084      2,283      2,182
Income tax expense
  (benefit)                     459        335       (198)         538       (424)       616        698        647
                           --------  ---------  ---------      -------    -------    -------    -------    -------
                              1,308      1,178        257        1,301       (134)     1,468      1,585      1,535
Preferred stock dividend         64         65         64           64         63         64         65         65
                           --------  ---------  ---------      -------    -------    -------    -------    -------
Net income (loss) for
  common stockholders      $  1,244    $ 1,113    $   193      $ 1,237    $  (197)   $ 1,404    $ 1,520    $ 1,470
                           ========  =========  =========      =======    =======    =======    =======    =======
Basic earnings (loss)
  per share                $   .34     $   .27    $   .04      $   .30    $ (0.04)   $  0.35    $  0.38    $  0.37
                           ========  =========  =========      =======    =======    =======    =======    =======
Diluted earnings (loss)
  per share                $   .33     $   .27    $   .04      $   .30    $ (0.05)   $  0.35    $  0.38    $  0.37
                           ========  =========  =========      =======    =======    =======    =======    =======

(A) The net income for the quarter is down due to the increase in the provision for loan losses, which was influenced by deterioration in the overall credit quality and the impact of various identified credits.

(B) The net loss for the three months ended December 31, 2001 is due to the increase in the provision for loan losses, which was influenced by deterioration in overall credit quality and the impact of various identified credits. In addition, during the three months ended December 31, 2001, the Company also instituted various tax planning strategies to reduce tax expense.

(c) These amounts have been adjusted to reflect the adoption of SFAS No. 147 as of January 1, 2002.


(Continued)

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The information beginning on page 2 of the Company's 2003 Proxy Statement under the caption "Election of Directors" and on pages 11 through 12 of the 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2003 Proxy Statement is noted below.

Executive Officers

        The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2003 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2002, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

        Charles J. Grako, 49, has been the President of the Company since 1999 and in 2000 earned the distinction of Chief Executive Officer. Prior to becoming President, Mr. Grako served as Executive Vice President and had been the Company's Chief Financial Officer since 1990. Mr. Grako is a member of the Board of Directors of UnionBancorp and is the Chairman of the Board for UnionBank/Central and UnionBank/West. He also serves as Assistant Secretary of UnionBank. Mr. Grako is a Certified Public Accountant and has spent the majority of his career in the banking industry. He first joined the Company as Controller in 1986.

        Jimmie D. Lansford, 63, was promoted from Senior Vice President to Executive Vice President in the fourth quarter of 2000 and continues to serve as the Director of Organizational Development & Planning, a position he has held since 1996. A member of the Board of Directors since 1988, Mr. Lansford acts as Chairman of the Board for UnionBank. In addition to his vast array of in-house responsibilities, he is active in the local community college where he serves on the Board of Trustees. Prior to his tenure with the Company, Mr. Lansford was the Chief Executive Officer of St. Mary's Hospital in Streator, Illinois.

        Gaylon E. Martin, 56, joined the Company in January of 2001 as Senior Vice President and Chief Credit Officer. A seasoned veteran of the industry, Mr. Martin began his career in 1972 and has since gone on to fill several key management slots including serving as the Chief Executive Officer of Farmers National Bank of Geneseo and, most recently, as President and Managing Officer of Norwest/Wells Fargo of Geneseo. In 2001, Mr. Martin was also named to the Board of Directors of UnionBank/West. Mr. Martin will retire effective April 22, 2003.

        Kurt R. Stevenson, 36, was named Vice President & Chief Financial Officer in June of 2000. Also in 2000 and 2001, Mr. Stevenson served on the Board of Directors of UnionFinancial Services, Inc., prior to its integration with UnionTrust Corporation. Before stepping into his new role, he had been acting as the Company's Vice President & Controller since 1996 and had served in various operational capacities since joining the organization. In 2002, Mr. Stevenson was also named Cashier of UnionBank, in addition to his corporate responsibilities. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

Item 11.     Executive Compensation

        The information on pages 13 through 15 of the 2003 Proxy Statement under the caption "Executive Compensation" is incorporated by reference, excluding however the information contained under the sub-heading "Board Compensation Committee Report on Executive Compensation."

Item 12.     Security Ownership of Certain Beneficial Owners and Management

        The information on pages 11 through 12 of the 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

        The information on page 18 of the 2003 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14.    Controls and Procedures

        Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

        There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Index to Financial Statements

        The index to Financial Statements is contained in Item 8, appearing on page 37 of this Form 10-K.

(a)(2)  Financial Statement Schedules

        All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)  Schedule of Exhibits

        The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)     Reports on Form 8-K

        None.

(c)     Exhibits

        The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

                                         UNIONBANCORP, INC.

                                         By: /S/  Charles J. Grako
                                             ----------------------------------
                                             Charles J. Grako
                                             President and Principal Executive
Officer

                                         By: /S/  Kurt R. Stevenson
                                             ----------------------------------
                                             Kurt R. Stevenson
                                             Vice President and Principal
                                             Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2003.

/S/     Richard J. Berry                 /S/    Dennis J. McDonnell
------------------------------------     --------------------------------------
Richard J. Berry                         Dennis J. McDonnell
Director                                 Director

/S/     Walter E. Breipohl               /S/    I.J. Reinhardt, Jr.
------------------------------------     --------------------------------------
Walter E. Breipohl                       I.J. Reinhardt, Jr.
Director                                 Director

/S/     Robert J. Doty                   /S/    John A. Shinkle
------------------------------------     --------------------------------------
Robert J. Doty                           John A. Shinkle
Director                                 Director

/S/     Charles J. Grako                 /S/    Scott C. Sullivan
------------------------------------     --------------------------------------
Charles J. Grako                         Scott C. Sullivan
Director                                 Director

                                         /S/    John A. Trainor
                                         --------------------------------------
                                         John A. Trainor
                                         Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

I, Charles J. Grako, President and Principal Executive Officer, certify that:

1)  I have reviewed this annual report on Form 10-K of UnionBancorp, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


Charles J. Grako
President and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

I, Kurt R. Stevenson, Vice President and Principal Financial and Accounting Officer, certify that:

1)  I have reviewed this annual report on Form 10-K of UnionBancorp, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


Kurt R. Stevenson
Vice President and Principal Financial and Accounting Officer

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                               Incorporated
Exhibit                                         Herein By                 Filed
  No.               Description                Reference To             Herewith
  ---               -----------                ------------             --------

  3.1       Restated Certificate        Incorporated by
            of Incorporation of         reference from Exhibit
            UnionBancorp, Inc.,         3.1 to the
            as amended                  Registration Statement
                                        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  3.2       Bylaws of                   Incorporated by
            UnionBancorp, Inc.          reference from Exhibit
                                        3.2 to the
                                        Registration Statement
                                        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  4.1       Certificate of              Incorporated by
            Designation,                reference from Exhibit
            Preferences and             4.3 to the
            Rights of Series A          Registration Statement
            Convertible Preferred       on Form S-1 filed by
            Stock of                    the Company on August
            UnionBancorp, Inc.          19, 1996 (SEC File No.
                                        33-9891), as amended

  4.2       Certificate of              Incorporated by
            Designation,                reference from Exhibit
            Preferences and             4.4 to the
            Rights of Series B          Registration Statement
            Preferred Stock of          on Form S-1 filed by
            UnionBancorp, Inc.          the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  4.3       Certificate of              Incorporated by
            Designation,                reference from Exhibit
            Preferences and             4.5 to the
            Rights of Series C          Registration Statement
            Junior Participating        on Form S-1 filed by
            Preferred Stock             the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

                                               Incorporated
Exhibit                                         Herein By                 Filed
  No.               Description                Reference To             Herewith
  ---               -----------                ------------             --------

  4.4       Specimen Common Stock       Incorporated by
            Certificate of              reference from Exhibit
            UnionBancorp, Inc.          4.6 to the
                                        Registration Statement
                                        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  4.5       Rights Agreement            Incorporated by
            between UnionBancorp,       reference from Exhibit
            Inc. and Harris Trust       4.7 to the
            and Savings Bank,           Registration Statement
            dated August 5, 1996        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  10.1      Registration                Incorporated by
            Agreement dated             reference from Exhibit
            August 6, 1996,             10.10 to the
            between UnionBancorp,       Registration Statement
            Inc. and each of            on Form S-1 filed by
            Wayne W. Whalen and         the Company on August
            Dennis J. McDonnell         19, 1996 (SEC File No.
                                        33-9891), as amended

  10.2      Loan Agreement              Incorporated by
            between UnionBancorp,       reference from Exhibit
            Inc. and LaSalle            10.11 to the
            National Bank dated         Registration Statement
            August 2, 1996              on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  10.3      UnionBancorp, Inc.          Incorporated by
            Employee Stock              reference from Exhibit
            Ownership Plan              10.12 to the
                                        Registration Statement
                                        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

  10.4      UnionBancorp, Inc.          Incorporated by
            1993 Stock Option           reference from Exhibit
            Plan, as amended            10.13 to the
                                        Registration Statement
                                        on Form S-1 filed by
                                        the Company on August
                                        19, 1996 (SEC File No.
                                        33-9891), as amended

                                               Incorporated
Exhibit                                         Herein By                 Filed
  No.               Description                Reference To             Herewith
  ---               -----------                ------------             --------

  10.5      UnionBancorp, Inc.          Incorporated by
            1999 Nonqualified           reference from Exhibit
            Stock Option Plan           10.1 to the
                                        registration statement
                                        on Form S-8 filed by
                                        the Company on December
                                        10, 1999 (SEC File No.
                                        333-92549)

  10.6      UnionBancorp, Inc.          Incorporated by
            2000 Incentive              reference from Exhibit
            Compensation Plan           10.1 to UnionBancorp's
                                        Quarterly Report on Form
                                        10-Q for the quarter ended
                                        September 30, 2001 as
                                        filed with the SEC on
                                        November 13, 2001

  10.7      Employment Agreement        Incorporated by
            between UnionBancorp,       reference from Exhibit
            Inc. and Paul R.            10.2 to UnionBancorp's
            Tingley dated August        Quarterly Report on
            22, 2001                    Form 10-Q for the
                                        quarter ended
                                        September 30, 2001 as
                                        filed with the SEC on
                                        November 13, 2001

  13.1      Portions of the 2002                                            *
            Annual Report to
            Stockholders (as
            incorporated by
            reference into this
            Form 10-K)

  21.1      Subsidiaries of
            UnionBancorp, Inc.                                              *

  23.1      Consent of Crowe,                                               *
            Chizek and Company LLP

                                               Incorporated
Exhibit                                         Herein By                 Filed
  No.               Description                Reference To             Herewith
  ---               -----------                ------------             --------

  99.1      Portions of the 2003        Incorporated by
            Proxy Statement (as         reference from the
            incorporated by             Schedule 14A filed by
            reference into this         the Company on March
            Form 10-K)                  17, 2003 (SEC File No.
                                        0-28846)

  99.2      906 Certification of                                            *
            Chief Executive
            Officer

  99.3      906 Certification of                                            *
            Chief Financial
            Officer