Form 10-Q
period 2003-03-31
UNIONBANCORP INC
filed 2003-05-14
CIK 1019650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Shares outstanding at May 14, 2003
-----------------------------                 ----------------------------------
Common Stock, Par Value $1.00                             4,000,196


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


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o        Consolidated Balance Sheets.................................1

         o        Consolidated Statements of Income and Comprehensive
                  Income .....................................................2

         o        Consolidated Statements of Cash Flows.......................3

         o        Notes to Unaudited Consolidated Financial Statements........4

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition..........................................10

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk................................................25

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

Item 2.  Changes in Securities and Use of Proceeds...........................26

Item 3.  Defaults Upon Senior Securities.....................................26

Item 4.  Submission of Matters to a Vote of Security Holders.................26

Item 5.  Other Information...................................................26

Item 6.  Exhibits and Reports on Form 8-K....................................26

SIGNATURES...................................................................27

CERTIFICATIONS...............................................................28

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002 (In Thousands, Except Share Data)
---------------------------------------------------------------------------------------------------------
                                                                                 March 31,   December 31,
                                                                                    2003         2002
                                                                                 ---------    ---------
ASSETS
Cash and cash equivalents                                                        $  30,229    $  38,962
Securities available-for-sale                                                      230,123      227,229
Loans                                                                              477,406      483,229
Allowance for loan losses                                                           (6,498)      (6,450)
                                                                                 ---------    ---------
    Net loans                                                                      470,908      476,779
Cash surrender value of life insurance                                              13,879       13,776
Mortgage servicing rights                                                            2,646        2,640
Premises and equipment, net                                                         14,293       14,055
Goodwill                                                                             7,642        7,642
Intangible assets, net                                                                 819          873
Other real estate                                                                    1,260        1,557
Other assets                                                                         7,625        8,103
                                                                                 ---------    ---------

        Total assets                                                             $ 779,424    $ 791,616
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Non-interest-bearing                                                     $  80,573    $  90,606
        Interest-bearing                                                           545,503      551,352
                                                                                 ---------    ---------
            Total deposits                                                         626,076      641,958
    Federal funds purchased and securities sold
      under agreements to repurchase                                                 2,836        3,588
    Advances from the Federal Home Loan Bank                                        64,050       61,750
    Notes payable                                                                    8,275        8,275
    Other liabilities                                                                7,933        7,150
                                                                                 ---------    ---------
        Total liabilities                                                          709,170      722,721
                                                                                 ---------    ---------

Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                           831          831
                                                                                 ---------    ---------

Stockholders' equity
    Preferred stock; 200,000 shares authorized; none issued                             --           --
    Series A convertible preferred stock; 2,765 shares authorized,
      2,762.24 shares outstanding (aggregate liquidation preference of $2,762)         500          500
    Series C preferred stock; 4,500 shares authorized; none issued                      --           --
    Common stock, $1 par value; 10,000,000 shares authorized;
    4,576,309 shares issued at March 31, 2003 and 4,571,209
        shares issued at December 31, 2002                                           4,576        4,571
    Surplus                                                                         21,896       21,856
    Retained earnings                                                               44,497       43,113
    Accumulated other comprehensive income                                           3,094        3,171
    Unearned compensation under stock option plans                                     (16)         (23)
                                                                                 ---------    ---------
                                                                                    74,547       73,188
    Treasury stock, at cost; 590,263 shares                                         (5,124)      (5,124)
                                                                                 ---------    ---------
            Total stockholders' equity                                              69,423       68,064
                                                                                 ---------    ---------

            Total liabilities and stockholders' equity                           $ 779,424    $ 791,616
                                                                                 =========    =========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2003 and 2002 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2003        2002
                                                             -------     -------
Interest income
   Loans                                                     $ 8,541       9,535
   Securities
      Taxable                                                  1,886       1,704
      Exempt from federal income taxes                           395         447
   Federal funds sold and other                                   18          44
                                                             -------     -------
      Total interest income                                   10,840      11,730

Interest expense
   Deposits                                                    3,458       4,796
   Federal funds purchased and securities sold
    under agreements to repurchase                                30          28
   Advances from the Federal Home Loan Bank                      687         592
   Notes payable                                                  84          96
                                                             -------     -------
      Total interest expense                                   4,259       5,512
                                                             -------     -------
Net interest income                                            6,581       6,218
Provision for loan losses                                        612         519
                                                             -------     -------
Net interest income after
   Provision for loan losses                                   5,969       5,699

Noninterest income
   Service charges                                               756         591
   Merchant fee income                                           279         244
   Trust income                                                  177         180
   Mortgage banking income                                     1,029         631
   Insurance commissions and fees                                594         544
   Securities gains, net                                          92         243
   Other income                                                  672         570
                                                             -------     -------
                                                               3,599       3,003
Noninterest expenses
   Salaries and employee benefits                              3,830       3,884
   Occupancy expense, net                                        498         453
   Furniture and equipment expense                               493         390
   Supplies and printing                                         126         157
   Telephone                                                     257         225
   Other real estate owned expense                               128          69
   Amortization of intangible assets                              54         101
   Other expenses                                              1,631       1,637
                                                             -------     -------
                                                               7,017       6,916
                                                             -------     -------
Income before income taxes                                     2,551       1,786
Income taxes                                                     744         517
                                                             -------     -------
Net income                                                     1,807       1,269
Preferred stock dividends                                         64          64
                                                             -------     -------

Net income for common stockholders                           $ 1,743     $ 1,205
                                                             =======     =======
Basic earnings per share                                     $  0.44     $  0.30
                                                             =======     =======
Diluted earnings per common share                            $  0.43     $  0.30
                                                             =======     =======

Total comprehensive income for common shareholders           $ 1,666     $   817
                                                             =======     =======


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002 (In Thousands)
---------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                                March,
                                                                         --------------------
                                                                           2003        2002
                                                                         --------    --------
Cash flows from operating activities
   Net income                                                            $  1,807    $  1,269
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                            400         324
      Amortization of intangible assets                                        54         101
      Amortization of unearned compensation under stock option plans            7          12
      Amortization of bond premiums, net                                      414         397
      Provision for loan losses                                               612         519
      Securities gains, net                                                   (92)       (243)
      Loss on sale of real estate acquired in settlement of loans             159          13
      Gain on sale of loans                                                (1,242)       (612)
      Proceeds from sales of loans held for sale                           48,605      47,346
      Origination of loans held for sale                                  (45,675)    (45,099)
      Change in assets and liabilities
         Decrease in other assets                                             252         785
         Increase in other liabilities                                        918          47
                                                                         --------    --------
            Net cash provided by operating activities                       6,219       4,859

Cash flows from investing activities
   Securities
         Proceeds from maturities and paydowns                             26,369      19,944
         Proceeds from sales                                                4,601       9,268
         Purchases                                                        (34,281)    (36,774)
   Net decrease in loans                                                    3,571      12,195
   Purchase of premises and equipment                                        (638)     (1,502)
   Proceeds from sale of real estate acquired in settlement of loans          138         196
                                                                         --------    --------
            Net cash provided by (used in) investing activities              (240)      3,327

Cash flows from financing activities
   Net increase (decrease) in deposits                                    (15,882)      3,729
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                       (752)      1,713
   Net increase (decrease) in advances from the Federal Home Loan Bank      2,300     (12,800)
   Dividends on common stock                                                 (359)       (279)
   Dividends on preferred stock                                               (64)        (64)
   Proceeds from exercise of stock options                                     45          --
                                                                         --------    --------
            Net cash used in financing activities                         (14,712)     (7,701)
                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents                       (8,733)        485

Cash and cash equivalents
   Beginning of period                                                     38,962      26,699
                                                                         --------    --------

   End of period                                                         $ 30,229    $ 27,184
                                                                         ========    ========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                                           $  4,346    $  5,704
      Income taxes                                                            325          --


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The annualized results of operations during the three months ended March 31, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003. All financial information is in thousands (000's), except per share data.

Note 2.  Stock Compensation

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------

Net income as reported for common stockholders           $  1,743         1,205
Deduct: stock-based compensation expense
   Determined under fair value based method                    30            21
                                                         --------      --------

Pro forma net income                                     $  1,713      $  1,184
                                                         ========      ========

Basic earnings per common share as reported              $   0.44      $   0.30
Pro forma basic earnings per common share                    0.43          0.30

Diluted earnings per common share as reported                0.43          0.30
Pro forma diluted earnings per common share                  0.42          0.29

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Earnings Per Share

         Basic earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                              Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------

Net income available to common shareholders                  $  1,743   $  1,205
Weighted average common shares outstanding                      3,984      3,979
                                                             --------   --------

   Basic Earnings Per Common Share                           $   0.44   $   0.30
                                                             ========   ========


Diluted Earnings Per Common Share

Weighted average common shares outstanding                      3,984      3,979
Add: dilutive effect of assumed exercised
   stock options                                                   61         42
                                                             --------   --------

Weighted average common and dilutive
   Potential shares outstanding                                 4,045      4,021
                                                             ========   ========

   Diluted Earnings Per Common Share                         $   0.43   $   0.30
                                                             ========   ========

         There were approximately 38,450 and 70,550 options outstanding at March 31, 2003 and 2002, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 4.  Securities

         The Company's consolidated securities portfolio, which represented 31.5% of the Company's 2003 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Other securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and SBA pooled securities. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

         The exposure of capital to market valuation adjustments has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time and the sale of floating rate securities with lower lifetime caps or reset limits or had interest rate exposure not consistent with offsetting exposure of funding sources. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduce the sensitivity of the Economic Value of Equity (EVE) to changes in the

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

level of interest rates. Securities classified as available-for-sale, carried at fair value, were $230,123 at March 31, 2003 compared to $227,229 at December 31, 2002. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2003 and December 31, 2002:

                                                            March 31, 2003
                                                -------------------------------------
                                                                Gross         Gross
                                                   Fair      Unrealized    Unrealized
                                                   Value        Gains        Losses
                                                ----------   ----------    ----------

U.S. treasury                                   $    1,016   $       14    $       --
U.S. government agencies                            41,492          714            (1)
States and political subdivisions                   33,803        1,750           (18)
U.S. government mortgage-backed securities         117,793        1,996           (90)
Collateralized mortgage obligations and
   other asset backed securities                     8,285          106           (23)
Corporate bonds                                     10,623          600            --
Equity securities                                   17,111           --           (29)
                                                ----------   ----------    ----------

                                                $  230,123   $    5,180    $     (161)
                                                ==========   ==========    ==========


                                                          December 31, 2002
                                                -------------------------------------
                                                                Gross         Gross
                                                   Fair      Unrealized    Unrealized
                                                   Value        Gains        Losses
                                                ----------   ----------    ----------

U.S. treasury                                   $    1,025   $       23    $       --
U.S. government agencies                            46,817          838            (1)
States and political subdivisions                   34,589        1,527           (17)
U.S. government mortgage-backed securities         113,579        2,399          (142)
Collateralized mortgage obligations and
   other asset backed securities                     3,889          152            (1)
Corporate                                           10,480          443            --
Equity securities                                   16,850           --           (58)
                                                ----------   ----------    ----------

                                                $  227,229   $    5,382    $     (219)
                                                ==========   ==========    ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Loans

         The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. The following table describes the composition of loans by major categories outstanding as of March 31, 2003 and December 31, 2002:

                                   March 31, 2003           December 31, 2002
                               ----------------------    ----------------------
                                   $            %            $            %
                               ---------    ---------    ---------    ---------
Commercial                     $  97,829        20.49%   $ 100,189        20.73%
Agricultural                      33,851         7.09       36,467         7.55
Real estate:
   Commercial mortgages          146,164        30.62      147,253        30.47
   Construction                   26,617         5.58       24,486         5.07
   Agricultural                   36,319         7.61       34,688         7.18
   1-4 family mortgages           87,752        18.38       87,411        18.08
Installment                       46,110         9.66       49,949        10.34
Other                              2,764         0.57        2,786         0.58
                               ---------    ---------    ---------    ---------
Total loans                      477,406       100.00%     483,229       100.00%
                                            =========                 =========
Allowance for loan losses         (6,498)                   (6,450)
                               ---------                 ---------

   Loans, net                  $ 470,908                 $ 476,779
                               =========                 =========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 6.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2003 and 2002 are summarized below:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------

Beginning balance                                      $    6,450         6,295

Charge-offs:
   Commercial                                                 388           333
   Real estate mortgages                                      104           132
   Installment and other loans                                188           118
                                                       ----------    ----------
      Total charge-offs                                       680           583
                                                       ----------    ----------

Recoveries:
   Commercial                                                  80           130
   Real estate mortgages                                       19             6
   Installment and other loans                                 17            20
                                                       ----------    ----------
      Total recoveries                                        116           156
                                                       ----------    ----------

Net charge-offs                                               564           427
                                                       ----------    ----------
Provision for loan losses                                     612           519
                                                       ----------    ----------

Ending balance                                         $    6,498    $    6,387
                                                       ==========    ==========

Period end total loans, net of
 unearned interest                                     $  470,908    $  490,144
                                                       ==========    ==========

Average loans                                          $  475,467    $  498,912
                                                       ==========    ==========

Ratio of net charge-offs to
   average loans                                             0.12%         0.09%
Ratio of provision for loan losses
   to average loans                                          0.13%         0.10%
Ratio of allowance for loan losses
   to ending total loans                                     1.38%         1.30%
Ratio of allowance for loan losses
   to total nonperforming loans                            159.58%        72.63%
Ratio of allowance at end of period
   to average loans                                          1.37%         1.28%

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

Note 8.  Segment Information

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

                                                    Three Months Ended
                                          --------------------------------------
                                                      March 31, 2003
                                          --------------------------------------
                                            Banking      Other      Consolidated
                                            Segment     Segments       Totals
                                          ----------   ----------    ----------

    Net interest income (loss)            $    6,666   $      (85)   $    6,581
    Other revenue                              2,701          898         3,599
    Other expense                              4,761        1,802         6,563
    Segment profit (loss)                      3,663       (1,112)        2,551
    Noncash items
       Depreciation                              278          122           400
       Provision for loan losses                 612           --           612
       Other intangibles                          52            2            54
    Segment assets                           773,677        5,747       779,424


                                                    Three Months Ended
                                          --------------------------------------
                                                      March 31, 2002
                                          --------------------------------------
                                            Banking      Other      Consolidated
                                            Segment     Segments       Totals
                                          ----------   ----------    ----------

    Net interest income (loss)            $    6,312   $      (94)   $    6,218
    Other revenue                              2,138          865         3,003
    Other expense                              5,187        1,729         6,916
    Segment profit (loss)                      2,744         (958)        1,786
    Noncash items
       Depreciation                              205          119           324
       Provision for loan losses                 519           --           519
       Other intangibles                          95            6           101
    Segment assets                           734,836        6,711       741,547

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months ended March 31, 2003 as compared to the same periods in 2002. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2002 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year of 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

         On March 28, 2003 UnionBank/Central, a stand-alone bank subsidiary, was merged into the Company's flagship bank, UnionBank. Consolidation of these entities is expected to provide several benefits to the organization including an improved utilization of personnel as a result of the consolidation of various backroom functions, which will result in a reduction in duplicated job functions and a lessening of various administrative and operational tasks. Simplified

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

financial reporting, the elimination of inter-company banking transactions and a flatter, more efficient management structure will improve the Company's workflow, while an increased legal lending limit and additional product and service offerings in our cross-over markets will be advantageous to our existing and future customer base. Since UnionBank/Central was under common control, the merger was accounted for at UnionBank/Central's carrying amount which had no impact on the consolidated financial statements.

         The Company is also in the process of constructing a new branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs. Aimed at providing one-stop financial shopping to our customers, the Yorkville site will deliver convenience and financial security by offering our full line of financial services including banking, trust, internet, insurance and investment products. The facility is expected to open in the third quarter of 2003 and will be located in the new Yorkville Marketplace development at Routes 34 and 47.

Results of Operations

     Net Income

         Net income equaled $1,807 or $0.43 per diluted share for the three months ended March 31, 2003, versus $1,269 or $0.30 per diluted share for the same period in 2002. This represents a 43.3% increase in per share earnings and 42.4% increase in net income.

         The Company's quarterly earnings growth was driven by the continued strong performance of the mortgage banking division; and increases in other fee based revenue product-lines and net interest income due to lower cost of funds and a shift in the deposit mix. These improvements were partially offset by modest increases in operating expenses and taxes due to a higher tax base.

         Return on average assets was 0.94% for the first quarter of 2003 compared to 0.69% for the same period in 2002. Return on average stockholders' equity was 10.58% for the first quarter of 2003 compared to 7.96% for the same period in 2002.

     Net Interest Income/ Margin

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

         Net interest income, on a tax equivalent basis, was $6,806 for the first quarter ended March 31, 2003, compared with $6,468 earned during the same period in 2002. This represented an increase of $338 or 5.2%. The net interest margin for the first quarter of 2003 equaled 3.89%, an increase from 3.77% earned during the same period of 2002. The improvement in net interest income is

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $1,253 exceeding the quarter-over-quarter reduction of interest income earned on interest earning assets totaling $915.

         The $915 reduction in interest income resulted from a decrease of $1,022 related to rate offset by an increase of $107 in volume. The majority of the change in interest income was related to a 56 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The $1,253 reduction in interest expense resulted from decreases of $74 associated with volume and $1,179 associated with rate. The majority of the change was attributable to a 98 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         Despite a continued difficult rate environment, the Company's net interest margin improved during the first quarter of 2003. The net interest margin for the first quarter of 2003 equaled 3.89%, an increase from 3.77% earned during the same period of 2002. This improvement was due to the yield on interest-earnings assets decreasing 67 basis points to 6.32% while the rates paid on interest-bearing liabilities fell by 94 basis points to 2.75%.

         Lower funding costs, a result of actively reducing deposit rates simultaneously with Federal Reserve Bank policy actions, were largely responsible for the margin increase. These actions were partially offset by a decrease in loan balances and loan yields, due to competitive pressures, the slow economy, and the overall tightening of loan underwriting standards. However, we were able to mitigate the impact of this decline in loan balances and yields, by a shift in our funding mix, away from higher-costing time deposits and other wholesale sources, towards lower costing core deposits such as checking, savings, and money market accounts.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change." The following table details each category of average amounts outstanding for interest-earning assets and interest-bearing liabilities, average rate earned on all interest-earning assets, average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets. In addition, the table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                       AVERAGE BALANCE SHEET
                                                AND ANALYSIS OF NET INTEREST INCOME


                                                 For the Three Months Ended March 31,
                                   ---------------------------------------------------------------
                                                2003                             2002
                                   ------------------------------   ------------------------------
                                              Interest                         Interest                      Change Due To:
                                   Average    Income/    Average    Average    Income/    Average    ------------------------------
                                   Balance    Expense      Rate     Balance    Expense      Rate      Volume      Rate        Net
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS

Interest-earning assets
  Interest-earning deposits        $    330   $      2       2.46%  $  1,299   $      8       2.50%  $     (6)  $     --   $     (6)
  Securities (1)
    Taxable                         191,097      1,886       4.00    148,802      1,704       4.64        439       (257)       182
    Non-taxable (2)                  32,358        597       7.48     35,571        665       7.58         20        (88)       (68)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total securities (tax
        equivalent)                 223,455      2,483       4.51    184,373      2,369       5.21        459       (345)       114
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Federal funds sold                5,240         18       1.39     10,909         44       1.64        (20)        (6)       (26)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Loans (3)(4)
      Commercial                    134,665      2,263       6.82    142,872      2,561       7.27       (143)      (155)      (298)
      Real estate                   296,385      5,140       7.03    304,085      5,751       7.67       (142)      (469)      (611)
      Installment and other          50,402      1,159       9.33     51,955      1,247       9.73        (37)       (51)       (88)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
        Gross loans (tax
          equivalent)               481,452      8,562       7.21    498,912      9,559       7.77       (326)      (671)      (997)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
          Total interest-earning
            assets                  710,477     11,065       6.32    695,493     11,980       6.99        107     (1,022)      (915)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-earning assets
  Cash and cash equivalents          20,938                           18,584
  Premises and equipment, net        14,104                           12,777
  Other assets                       33,500                           21,985
                                   --------                         --------
    Total nonearning assets          68,542                           53,346
                                   --------                         --------

      Total assets                 $779,019                         $748,839
                                   ========                         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                     $ 54,069   $     76       0.57%  $ 44,347   $    129       1.18%  $     24   $    (77)  $    (53)
  Money market accounts             107,492        425       1.60     62,577        312       2.02        188        (75)       113
  Savings deposits                   48,731         99       0.82     50,107        180       1.46         (5)       (76)       (81)
  Time deposits                     343,581      2,858       3.37    389,005      4,175       4.35       (450)      (867)    (1,317)
  Federal funds purchased and
    repurchase agreements             4,123         30       2.95      3,476         28       3.27          5         (3)         2
  Advances from FHLB                 62,672        687       4.45     47,314        592       5.07        174        (79)        95
  Notes payable                       8,288         84       4.11      9,294         96       4.19        (10)        (2)       (12)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total interest-bearing
      liabilities                   628,956      4,259       2.75    606,120      5,512       3.69        (74)    (1,179)    (1,253)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------

Noninterest-bearing liabilities
   Noninterest-bearing deposits      72,684                           70,549
   Other liabilities                  8,113                            7,468
                                   --------                         --------
     Total noninterest-bearing
       liabilities                   80,797                           78,017
                                   --------                         --------
   Stockholders' equity              69,266                           64,702
                                   --------                         --------
   Total liabilities and
     stockholders' equity          $779,019                         $748,839
                                   ========                         ========
   Net interest income (tax
     equivalent)                              $  6,806                         $  6,468              $    (74)  $    (20)  $    338
                                              ========                         ========              ========   ========   ========
   Net interest income (tax
     equivalent) to total
       earning assets                                        3.89%                            3.77%
                                                         ========                         ========
   Interest-bearing liabilities
     to earning assets                88.53%                           87.15%
                                   ========                         ========

----------------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

     Provision for Loan Losses

         The amount of the provision for loan losses is based on management's evaluations of the loan portfolio, with particular attention directed toward nonperforming, impaired and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guarantees, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

         The provision for loan losses charged to operating expense for the first quarter of 2003 totaled $612, an increase of $93 over the $519 recorded during the same period a year ago. The Company's provisions are a continued response to the deterioration of several seasoned credits that surfaced and have been reserved for and downgrades of various other credits. In addition, management also considered several factors surrounding credit-quality, including the level of nonperforming loans, the number of customers filing for bankruptcy, net charge-offs, delinquencies and current economic conditions. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors. The provision is consistent with the Company's practice of focusing on early identification of problem credits, an assessment of probable incurred losses and quick remediation where possible.

         Net charge-offs for the first quarter of 2003 were $564 compared with $427 in 2002. Annualized net charge-offs increased to 0.12% of average loans for the first quarter of 2003 compared to 0.09% in the same period in 2002. The high, although relatively consistent level of net charge-offs compared to 2002, resulted from the impact of the weak economic climate and greater scrutiny by management in identifying problem credits for our watch list. As these credits continued to deteriorate, management actively sought methods of improving problem credits or recognized the need to charge-off non-bankable assets. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated. Other factors included an increase in the number of bankruptcies due to the soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues viewed as traditional banking services as well as revenues generated by the Company's insurance, brokerage, trust, asset management and electronic data processing product lines. The following table summarizes the Company's noninterest income:

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------

   Service charges                                       $    756    $    591
   Merchant fee income                                        279         244
   Trust income                                               177         180
   Mortgage banking income                                  1,029         631
   Insurance commissions and fees                             594         544
   Securities gains, net                                       92         243
   Other income                                               672         570
                                                         --------    --------
                                                         $  3,599    $  3,003
                                                         ========    ========

         Noninterest income totaled $3,599 for the three months ended March 31, 2003, compared to $3,003 for the same time frame in 2002. Exclusive of net securities gains, core noninterest totaled $3,507 compared to $2,760 for the same period in 2002, representing an increase of $747 or 27.1%.

         The majority of the change was related to a $398 improvement in mortgage banking income. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). The Company closed $56,667 in mortgage loans during the period. This marks a 12% improvement in production over the same period in 2002, and, due to a change in the strategy of pricing loan deals, accounts for a 103% increase in the gains on sale of mortgage loans. Offsetting these gains, were noncash amortization charges in the carrying value of our mortgage servicing rights asset. These charges were due to increased refinancing activity, driven by the declining interest rate environment.

         Also contributing to the improvement were increases in overdraft and nsf charges (included in service charges) reflecting higher fees assessed on returned checks attributable to certain initiatives implemented in the fourth quarter of 2002; and revenue generated from incremental investments in bank-owned life insurance (included in other income). The combined categories of merchant fee income, trust income and insurance commission and fees remained relatively stable with only slight quarter-over-quarter changes.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------

   Salaries and employee benefits                        $  3,830    $  3,884
   Occupancy expense, net                                     498         453
   Furniture and equipment expense                            493         390
   Supplies and printing                                      126         157
   Telephone                                                  257         225
   Other real estate owned expense                            128          69
   Amortization of intangible assets                           54         101
   Other expenses                                           1,631       1,637
                                                         --------    --------
                                                         $  7,017    $  6,916
                                                         ========    ========

         Noninterest expense totaled $7,017 for the three months ended March 31, 2003, as compared to $6,916 for the same timeframe in 2002. The total categories of noninterest expense remained relatively consistent, increasing $101 or 1.5%.

         Factors contributing to the change were increased general operating expenses incurred to maintain foreclosed properties and a valuation allowance taken due to a decline in the fair value against foreclosed assets; increases in equipment and telephone expense largely due to technological upgrades implemented in 2002; and increases in occupancy expense related to utility and insurance costs. These increases were partially offset by decreases in supplies and printing and amortization of intangible assets.

         The slight decrease in salaries and employee benefits were due to several factors. First, due to a reduction in force and attrition undertaken in 2002, we have decreased our staffing levels on a full-time equivalents basis to 356 from 372 at March 31, 2002. Second, during 2002, the Company adjusted compensation schedules of certain 100% based commission producers.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months ended March 31, 2003 and 2002.

                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------

Income before income taxes                               $  2,551      $  1,786
Applicable income taxes                                       744           517
Effective tax rates                                          29.2%         28.9%

         The Company recorded income tax expense of $744 and $517 for the three months ended March 31, 2003 and 2002, respectively. Effective tax rates equaled 29.2% and 28.9% respectively, for such periods. The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. And, second, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $64 of preferred stock dividends for the three months ended March 31, 2003 and 2002, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decreases in market rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2003 and December 31, 2002.

                                               March 31, 2003
                                      -------------------------------
                                            Net Interest Income
                                      -------------------------------
                                       Amount     Change      Change
                                       ------     ------      ------
                                           (Dollars in Thousands)

         +200 bp                      $ 25,451   $    664       2.68%
         +100 bp                        25,236        449       1.81
           Base                         24,787         --         --
         -100 bp                        24,147       (640)     (2.58)
         -200 bp                            --         --         --

         Based upon the Company's model at March 31, 2003, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 2.68% or approximately $664. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by 2.58% or approximately $640. For the March 31, 2003 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

                                             December 31, 2002
                                      -------------------------------
                                            Net Interest Income
                                      -------------------------------
                                       Amount     Change      Change
                                       ------     ------      ------
                                           (Dollars in Thousands)

         +200 bp                      $ 26,146   $    822       3.25%
         +100 bp                        25,857        533       2.10
           Base                         25,324         --         --
         -100 bp                        24,587       (737)     (2.91)
         -200 bp                        23,796     (1,528)     (6.03)

         Based upon the Company's model at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.25% or approximately $822. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 6.03% or approximately $1,528.

Financial Condition

     General

         As of March 31, 2003, the Company had total assets of $779,424, total gross loans of $477,406, total deposits of $626,076 and total stockholders' equity of $69,423. Total assets decreased by $12,192 or 1.5% from year-end 2002. Total gross loans decreased by $5,823 or 1.2% from year-end 2002 and reflected

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Total deposits decreased by $15,882 or 2.5% from year-end 2002.

     Nonperforming Assets

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                      2003                        2002
                                                     -------    ----------------------------------------
                                                     Mar 31,    Dec 31,    Sep 30,    June 30,   Mar 31,
                                                     -------    -------    -------    -------    -------

Nonaccrual loans                                       3,943    $ 3,931    $ 4,399    $ 7,239    $ 7,026
Loans 90 days past due and still accruing                129        829      1,237      1,062      1,768
                                                     -------    -------    -------    -------    -------
   Total nonperforming loans                           4,072      4,760      5,636      8,301      8,794
Other real estate owned                                1,260      1,557      2,524      2,581      2,244
                                                     -------    -------    -------    -------    -------

   Total nonperforming assets                        $ 5,332    $ 6,317    $ 8,160    $10,882    $11,038
                                                     =======    =======    =======    =======    =======

Nonperforming loans to total end of period loans        0.86%      0.99%      1.15%      1.72%      1.79%
Nonperforming assets to total end of period loans       1.13       1.31       1.67       2.25       2.25
Nonperforming assets to total end of period assets      0.68       0.80       1.06       1.45       1.49

         Due largely to tighter underwriting standards and an overall heightened commitment to asset quality, the level of nonperforming loans at March 31, 2003 decreased to $4,072 versus the $4,760 that existed as of December 31, 2002 and $8,794 as of March 31, 2002. The decrease in nonperforming loans, when compared to December 31, 2002, was due to various actions taken to proactively address these problem loans. The level of nonperforming loans to total end of period loans was 0.86% at March 31, 2003, as compared to 0.99% at December 31, 2002 and 1.79% at March 31, 2002. The reserve coverage ratio (allowance to nonperforming loans) improved to 159.58%, as of March 31, 2003, from the lower ratios of 135.50% at December 31, 2002 and 72.63% at March 31, 2002.

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $3,987 that management has classified as impaired at March 31, 2003. Management considers these loans to be impaired due to declining financial performance. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

         Based on an estimation done pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," and FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) unallocated subjective reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

         The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

         The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss migration analysis that examines historical loan loss experience. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

         The unallocated subjective component of the allowance for loan losses reflects Management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information (including unfavorable information about a borrower's financial condition), the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated subjective component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. The uncertainty of the current economic environment also impacts the allocation model's estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2002. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

         At March 31, 2003, the allowance for loan losses was $6,498 or 1.38% of total loans as compared to $6,450 or 1.33% at December 31, 2002, and $6,387 or 1.30% at March 31, 2002. Several factors impacted the quarter-over-quarter change. In the second quarter of 2002, the Company increased the allowance by $1,652. This increase was due to the deterioration in overall credit quality and the impact of various identified seasoned credits. These increases were offset by net charge-offs, largely the result of several credits which were identified in previous quarters as requiring the status of watch list with specific allocations. These problem credits continued to deteriorate and were identified by management as non-bankable assets, and, subsequently, charged off. Net charge-offs for the first quarter of 2003 were $564

     Liquidity

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing and investing activities offset by those provided by operating activities, resulted in a net decrease in cash and cash equivalents of $8,733 from December 31, 2002 to March 31, 2003.

         During the first three months of 2003, the Company experienced net cash outflows of $14,712 in financing activities primarily due to a decrease in the level of deposits; and $240 in investing activities largely due to the purchase of securities and a net decrease in loans. Operating activities, on the other hand, provided $6,219 in net cash inflows due to proceeds from loans sales and net income.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2003 was $69,423, an increase of $1,359 or 2%, from December 31, 2002. The stockholders' equity increase was largely the result of an increase in earnings for the first three months of 2003 less dividends paid to shareholders. Average equity as a percentage of average assets was 8.9% at March 31, 2003, compared to 8.7% at December 31, 2002. Book value per common share increased to $17.29 at the end of first quarter 2003, up from $16.97 at the end of 2002.

     Capital Measurements

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

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.93% and 12.26%, respectively, at March 31, 2003. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         As of March 31, 2003, the Tier 2 risk-based capital was comprised of $6,498 in allowance for loan losses and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table sets forth an analysis of the Company's capital ratios:

                                                December 31,        Minimum       Well
                                March 31,   --------------------    Capital    Capitalized
                                  2003        2002        2001       Ratios      Ratios
                                --------    --------    --------    --------    --------

Tier 1 risk-based capital       $ 60,244    $ 58,755    $ 55,911
Tier 2 risk-based capital          7,329       7,281       7,126
Total capital                     67,573      66,036      63,037
Risk-weighted assets             551,030     557,620     540,626
Capital ratios
    Tier 1 risk-based capital      10.93%      10.54%      10.34%     4.00%       6.00%
    Tier 2 risk-based capital      12.26       11.84       11.66      8.00       10.00
    Leverage ratio                  7.79        7.48        7.54      4.00        5.00

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

Recent Regulatory Developments
------------------------------

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

      o mandatory disclosure by analysts of potential conflicts of interest; and a range of enhanced penalties for fraud and other violations.

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

         Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2003.



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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ CHARLES J. GRAKO
--------------------
Charles J. Grako
President and Principal Executive Officer

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

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ KURT R. STEVENSON
---------------------
Kurt R. Stevenson
Vice President and Principal Financial and Accounting Officer