Form 10-Q
period 2003-06-30
UNIONBANCORP INC
filed 2003-08-14
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                          Shares outstanding at August 14, 2003
-----------------------------              -------------------------------------
Common Stock, Par Value $1.00                            3,998,946


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

         o    Consolidated Balance Sheets.....................................1

         o    Consolidated Statements of Income and Comprehensive Income .....2

         o    Consolidated Statements of Cash Flows...........................3

         o    Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition..........................................11

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk................................................28

Item 4.  Controls and Procedures ............................................29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................30

Item 2.  Changes in Securities and Use of Proceeds...........................30

Item 3.  Defaults Upon Senior Securities.....................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................30

SIGNATURES...................................................................32

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------------------------------

                                                                                June 30,    December 31,
                                                                                  2003          2002
                                                                               ----------    ----------
ASSETS
Cash and cash equivalents                                                      $   35,303    $   38,962
Securities available-for-sale                                                     220,937       227,229
Loans                                                                             476,386       483,229
Allowance for loan losses                                                          (7,253)       (6,450)
                                                                               ----------    ----------
   Net loans                                                                      469,133       476,779
Cash surrender value of life insurance                                             14,055        13,776
Mortgage servicing rights                                                           2,685         2,640
Premises and equipment, net                                                        14,750        14,055
Goodwill                                                                            7,642         7,642
Intangible assets, net                                                                767           873
Other real estate                                                                     320         1,557
Other assets                                                                        7,339         8,103
                                                                               ----------    ----------

      Total assets                                                             $  772,931    $  791,616
                                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest-bearing                                                     $   81,223    $   90,606
      Interest-bearing                                                            525,732       551,352
                                                                               ----------    ----------
         Total deposits                                                           606,955       641,958
   Federal funds purchased and securities sold
    under agreements to repurchase                                                  1,845         3,588
   Advances from the Federal Home Loan Bank                                        77,450        61,750
   Notes payable                                                                    7,925         8,275
   Other liabilities                                                                7,224         7,150
                                                                               ----------    ----------
      Total liabilities                                                           701,399       722,721
                                                                               ----------    ----------

Mandatory redeemable preferred stock, Series B, no par value;
 1,092 shares authorized; 831 shares issued and outstanding                           831           831
                                                                               ----------    ----------

Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                             --            --
   Series A convertible preferred stock; 2,765 shares authorized,
    2,762.24 shares outstanding (aggregate liquidation preference of $2,762)          500           500
   Series C preferred stock; 4,500 shares authorized; none issued                      --            --
   Common stock, $1 par value; 10,000,000 shares authorized;
    4,599,709 shares issued at June 30, 2003 and 4,571,209
     shares issued at December 31, 2002                                             4,600         4,571
   Surplus                                                                         22,121        21,856
   Retained earnings                                                               45,519        43,113
   Accumulated other comprehensive income                                           3,285         3,171
   Unearned compensation under stock option plans                                     (11)          (23)
                                                                               ----------    ----------
                                                                                   76,014        73,188
   Treasury stock, at cost; 600,763 shares at June 30, 2003
      and 590,263 shares at December 31, 2002                                      (5,313)       (5,124)
                                                                               ----------    ----------
         Total stockholders' equity                                                70,701        68,064
                                                                               ----------    ----------

         Total liabilities and stockholders' equity                            $  772,931    $  791,616
                                                                               ==========    ==========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Six Months Ended June 30, 2003 and 2002 (In Thousands, Except Per Share Data)
---------------------------------------------------------------------------------------------------

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                 -----------------------    -----------------------
                                                    2003         2002          2003         2002
                                                 ----------   ----------    ----------   ----------
Interest income
   Loans                                         $    8,281        8,976        16,820       18,511
   Securities
      Taxable                                         1,689        1,930         3,577        3,642
      Exempt from federal income taxes                  398          424           793          863
   Federal funds sold and other                          13           22            31           66
                                                 ----------   ----------    ----------   ----------
      Total interest income                          10,381       11,352        21,221       23,082

Interest expense
   Deposits                                           3,189        4,497         6,647        9,293
   Federal funds purchased and securities sold
    under agreements to repurchase                       40           50            70           78
   Advances from the Federal Home Loan Bank             770          531         1,457        1,123
   Notes payable                                         81           83           165          179
                                                 ----------   ----------    ----------   ----------
      Total interest expense                          4,080        5,161         8,339       10,673
                                                 ----------   ----------    ----------   ----------
Net interest income                                   6,301        6,191        12,882       12,409
Provision for loan losses                             1,257        2,018         1,869        2,537
                                                 ----------   ----------    ----------   ----------
Net interest income after
   Provision for loan losses                          5,044        4,173        11,013        9,872

Noninterest income
   Service charges                                      794          654         1,550        1,245
   Merchant fee income                                  210          307           489          551
   Trust income                                         146          191           323          371
   Mortgage banking income                            1,192          568         2,221        1,199
   Insurance commissions and fees                       641          500         1,235        1,044
   Securities gains, net                                129           57           221          300
   Other income                                         975          561         1,647        1,131
                                                 ----------   ----------    ----------   ----------
                                                      4,087        2,838         7,686        5,841
Noninterest expenses
   Salaries and employee benefits                     3,979        3,723         7,809        7,607
   Occupancy expense, net                               470          438           968          891
   Furniture and equipment expense                      524          485         1,017          875
   Supplies and printing                                122          113           248          270
   Telephone                                            281          302           538          527
   Other real estate owned expense                       40          105           168          174
   Amortization of intangible assets                     52          101           106          202
   Other expenses                                     1,701        1,738         3,332        3,375
                                                 ----------   ----------    ----------   ----------
                                                      7,169        7,005        14,186       13,921
                                                 ----------   ----------    ----------   ----------
Income before income taxes                            1,962            6         4,513        1,792
Income taxes                                            516         (219)        1,260          298
                                                 ----------   ----------    ----------   ----------
Net income                                            1,446          225         3,253        1,494
Preferred stock dividends                                64           64           128          128
                                                 ----------   ----------    ----------   ----------
Net income for common stockholders               $    1,382   $      161    $    3,125   $    1,366
                                                 ==========   ==========    ==========   ==========
Basic earnings per common share                  $     0.34   $     0.04    $     0.78   $     0.34
                                                 ==========   ==========    ==========   ==========
Diluted earnings per common share                $     0.34   $     0.04    $     0.77   $     0.34
                                                 ==========   ==========    ==========   ==========

Total comprehensive income
   for common shareholders                       $    1,573   $    1,432    $    3,239   $    2,313
                                                 ==========   ==========    ==========   ==========


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002 (In Thousands)
-------------------------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
Cash flows from operating activities
   Net income                                                            $    3,253    $    1,494
   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation                                                              789           733
      Amortization of intangible assets                                         106           202
      Amortization of unearned compensation under stock option plans             12            23
      Amortization of bond premiums, net                                        753           738
      Provision for loan losses                                               1,869         2,537
      Securities gains, net                                                    (221)         (300)
      Gain on sale of land and equipment                                         --            (3)
      Loss on sale of real estate acquired in settlement of loans                88            13
      Gain on sale of loans                                                  (2,692)       (1,074)
      Proceeds from sales of loans held for sale                            104,150        72,561
      Origination of loans held for sale                                   (101,611)      (67,383)
      Change in assets and liabilities
         Decrease in other assets                                               439           287
         Increase (decrease) in other liabilities                                74          (678)
                                                                         ----------    ----------
            Net cash provided by operating activities                         7,009         9,150

Cash flows from investing activities
   Securities available-for-sale
      Proceeds from maturities and paydowns                                  66,314        35,008
      Proceeds from sales                                                    13,438        11,614
      Purchases                                                             (73,878)      (73,796)
   Net decrease in loans                                                      5,720        14,569
   Purchase of premises and equipment                                        (1,484)       (2,289)
   Proceeds from sale of real estate acquired in settlement of loans          1,359           272
   Proceeds from sale of equipment                                               --             5
                                                                         ----------    ----------
            Net cash provided by (used in) investing activities              11,469       (14,617)

Cash flows from financing activities
   Net increase (decrease) in deposits                                      (35,003)        1,207
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                       (1,743)        3,051
   Net increase (decrease) in advances from the Federal Home Loan Bank       15,700        (3,100)
   Payments on notes payable                                                   (350)           --
   Dividends on common stock                                                   (719)         (597)
   Dividends on preferred stock                                                (128)         (128)
   Proceeds from exercise of stock options                                      294            --
   Purchase of treasury stock                                                  (188)           --
                                                                         ----------    ----------
            Net cash used in financing activities                           (22,137)          433
                                                                         ----------    ----------

Net increase (decrease) in cash and cash equivalents                         (3,659)       (5,034)

Cash and cash equivalents
   Beginning of period                                                       38,962        26,699
                                                                         ----------    ----------

   End of period                                                         $   35,303    $   21,665
                                                                         ==========    ==========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                                           $    8,602    $   11,373
      Income taxes                                                            1,151           317


See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The annualized results of operations during the three months and six months ended June 30, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003. All financial information is in thousands (000's), except per share data.

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

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------

Net income as reported
   for common stockholders                      $    1,382   $      161   $    3,125   $    1,366
Deduct: stock-based compensation expense
   Determined under fair value based method             30           20           60           41
                                                ----------   ----------   ----------   ----------

Pro forma net income                            $    1,352   $      141   $    3,065   $    1,325
                                                ==========   ==========   ==========   ==========

Basic earnings per common share as reported     $     0.34   $     0.04   $     0.78   $     0.34
Pro forma basic earnings per common share             0.34         0.04         0.77         0.33

Diluted earnings per common share as reported   $     0.34   $     0.04   $     0.77   $     0.34
Pro forma diluted earnings per common share           0.33         0.04         0.76         0.33

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

         Basic earnings per share for the three months and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                              -------------------   -------------------
                                                2003       2002       2003       2002
                                              --------   --------   --------   --------

Net income available to common shareholders   $  1,382   $    161   $  3,125   $  1,366
Weighted average common shares outstanding       3,995      3,979      3,989      3,979
                                              --------   --------   --------   --------

   Basic Earnings Per Common Share            $   0.34   $   0.04   $   0.78   $   0.34
                                              ========   ========   ========   ========


Diluted Earnings Per Common Share

Weighted average common shares outstanding       3,995      3,979      3,989      3,979
Add: dilutive effect of assumed exercised
   stock options                                    73         49         64         46
                                              --------   --------   --------   --------

Weighted average common and dilutive
   Potential shares outstanding                  4,068      4,028      4,053      4,025
                                              ========   ========   ========   ========

   Diluted Earnings Per Common Share          $   0.34   $   0.04   $   0.77   $   0.34
                                              ========   ========   ========   ========

         There were approximately 16,000 and 65,000 options outstanding at June 30, 2003 and 2002, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 31.7% of the Company's 2003 second quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The exposure of capital to market valuation adjustments has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time and the sale of floating rate securities with lower lifetime caps or reset limits or had interest rate exposure not consistent with offsetting exposure of funding sources. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduce the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates. Securities classified as available-for-sale, carried at fair value, were $220,937 at June 30, 2003 compared to $227,229 at December 31, 2002. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2003 and December 31, 2002:

                                                         June 30, 2003
                                             -------------------------------------
                                                             Gross         Gross
                                                Fair      Unrealized    Unrealized
                                                Value        Gains        Losses
                                             ----------   ----------    ----------

U.S. treasury                                $    1,005   $        5    $       --
U.S. government agencies                         28,411          685            (1)
States and political subdivisions                33,765        2,050           (16)
U.S. government mortgage-backed securities      120,998        1,717          (373)
Collateralized mortgage obligations and
   other asset backed securities                  8,696          447            (6)
Corporate bonds                                  10,818          810            --
Equity securities                                17,244           12            (7)
                                             ----------   ----------    ----------

                                             $  220,937   $    5,726    $     (403)
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
                                             ==========   ==========    ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

         The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. The following table describes the composition of loans by major categories outstanding as of June 30, 2003 and December 31, 2002:

                                June 30, 2003              December 31, 2002
                           ------------------------     -----------------------
                                $             %              $            %
                           ----------    ----------     ----------   ----------
Commercial                 $   96,570         20.27%    $  100,189        20.73%
Agricultural                   35,476          7.45         36,467         7.55
Real estate:
   Commercial mortgages       144,870         30.41        147,253        30.47
   Construction                27,501          5.77         24,486         5.07
   Agricultural                39,884          8.37         34,688         7.18
   1-4 family mortgages        85,852         18.02         79,846        16.52
Loans held for sale             1,664          0.35          7,565         1.56
Installment                    42,155          8.85         49,949        10.34
Other                           2,414          0.51          2,786         0.58
                           ----------    ----------     ----------   ----------
Total loans                   476,386        100.00%       483,229       100.00%
                                         ==========                  ==========
Allowance for loan losses      (7,253)                      (6,450)
                           ----------                   ----------

   Loans, net              $  469,133                   $  476,779
                           ==========                   ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and six months ended June 30, 2003 and 2002 are summarized below:

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------

Beginning balance                     $    6,498         6,387    $    6,450         6,295

Charge-offs:
   Commercial                                248           604           636           937
   Real estate mortgages                     215           181           319           313
   Installment and other loans               204           208           392           326
                                      ----------    ----------    ----------    ----------
      Total charge-offs                      667           993         1,347         1,576
                                      ----------    ----------    ----------    ----------

Recoveries:
   Commercial                                125            64           205           194
   Real estate mortgages                      20            22            39            28
   Installment and other loans                20            16            37            36
                                      ----------    ----------    ----------    ----------
      Total recoveries                       165           102           281           258
                                      ----------    ----------    ----------    ----------

Net charge-offs                              502           891         1,066         1,318
                                      ----------    ----------    ----------    ----------
Provision for loan losses                  1,257         2,018         1,869         2,537
                                      ----------    ----------    ----------    ----------

Ending balance                        $    7,253    $    7,514    $    7,253    $    7,514
                                      ==========    ==========    ==========    ==========

Period end total loans, net of
 unearned interest                    $  476,386    $  483,998    $  476,386    $  483,998
                                      ==========    ==========    ==========    ==========

Average loans                         $  482,631    $  483,424    $  482,045    $  491,125
                                      ==========    ==========    ==========    ==========

Ratio of net charge-offs to
   average loans                            0.10%         0.18%         0.22%         0.27%
Ratio of provision for loan losses
   to average loans                         0.26%         0.42%         0.39%         0.52%
Ratio of allowance for loan losses
   to ending total loans                    1.52%         1.55%         1.52%         1.55%
Ratio of allowance for loan losses
   to total nonperforming loans           117.69%        90.52%       117.69%        90.52%
Ratio of allowance at end of period
   to average loans                         1.50%         1.55%         1.50%         1.53%

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

                                                   Six Months Ended
                                         --------------------------------------
                                                     June 30, 2003
                                         --------------------------------------
                                           Banking       Other     Consolidated
                                           Segment     Segments       Totals
                                         ----------   ----------    ----------

     Net interest income (loss)          $   13,050   $     (168)   $   12,882
     Other revenue                            5,591        2,095         7,686
     Other expense                            9,537        3,754        13,291
     Segment profit (loss)                    6,571       (2,058)        4,513
     Noncash items
        Depreciation                            562          227           789
        Provision for loan losses             1,869           --         1,869
        Other intangibles                       103            3           106
     Segment assets                         772,010          921       772,931


                                                   Six Months Ended
                                         --------------------------------------
                                                     June 30, 2002
                                         --------------------------------------
                                           Banking       Other     Consolidated
                                           Segment     Segments       Totals
                                         ----------   ----------    ----------

     Net interest income (loss)          $   12,585   $     (176)   $   12,409
     Other revenue                            4,073        1,768         5,841
     Other expense                            9,747        3,239        12,986
     Segment profit (loss)                    3,850       (2,058)        1,792
     Noncash items
        Depreciation                            474          259           733
        Provision for loan losses             2,537           --         2,537
        Other intangibles                       186           16           202
     Segment assets                         744,756        6,049       750,805

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8.  Recent Developments

         In its Press Release dated July 18, 2003, the Company reported operating results for the second quarter of 2003. Subsequent to this release, the Company discovered new information surrounding two large commercial credits and determined that these credits should have been designated as impaired at June 30, 2003. The categorization of these loans as impaired required that an additional provision for loan losses of $900 be recorded for the second quarter of 2003 and the second quarter press release for the three month and six month period ended June 30, 2003 be revised.

         On August 11, 2003 the banking regulators commenced a regularly scheduled examination of the Banks. There can be no assurance that the regulators will not identify items which may have an impact on the financial statements of the Company.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and six months ended June 30, 2003 as compared to the same periods in 2002. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2002 Annual Report on Form 10-K. Annualized results of operations during the three months and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year of 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

         Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

         Mortgage Servicing Rights: Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

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

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over the next 18 months. Purchases will be dependent upon market conditions and the availability of shares. The repurchase program optimizes the use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. To date, the Company has repurchased 10,500 shares at a weighted average cost of $17.92.

         Also during the second quarter, the Company made strategic divestitures that resulted in the net gain on the sale of the Company's Internet Service Provider (ISP) and Merchant Point of Sale (POS) product lines. The impact to earnings, net of taxes, was approximately $0.04 per diluted share.

         The Company is in the final stages of constructing its newest branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs. Aimed at providing one-stop financial shopping to our customers, the Yorkville site will deliver convenience by offering our full line of financial services including banking, trust, internet, insurance and investment products. The facility is expected to open in early fall and will be located in the new Yorkville Marketplace development at the intersection of Routes 34 and 47.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Results of Operations

     Net Income

         Net income equaled $1,446 or $0.34 per diluted share for the three months ended June 30, 2003, versus $225 or $0.04 per diluted share for the same period in 2002. For the six months ended June 30, 2003, net income equaled $3,253 or $0.77 per diluted share compared to $1,494 or $0.34 per diluted share earned in the same period during 2002.

         The Company's quarterly earnings were driven by several factors. These include the continued strong performance of the mortgage banking division and increases in other fee based revenue product-lines and net interest income due to lower cost of funds and a shift in the deposit mix. These improvements were partially offset by increases in operating expenses incurred to support the growing level of business activity and continued investments in the Company and taxes due to a higher tax base.

         Also contributing to the positive quarterly earnings performance were strategic divestitures that resulted in the net gain on the sale of the Company's Internet Service Provider (ISP) and Merchant Point of Sale (POS) product lines. The impact to earnings, net of taxes, was approximately $0.04 per diluted share.

         Return on average assets was 0.74% for the second quarter of 2003 compared to 0.12% for the same period in 2002. Return on average assets was 0.84% for the six month period ended June 30, 2003 compared to 0.40% for the same period in 2002.

         Return on average stockholders' equity was 8.10% for the second quarter of 2003 compared to 1.38% for the same period in 2002. Return on average stockholders' equity was 9.37% for the six month period ended June 30, 2003 compared to 4.63% for the same period in 2002.

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

         Net interest income, on a tax equivalent basis, was $6,528 for the second quarter ended June 30, 2003, compared with $6,432 earned during the same period in 2002. This represented an increase of $96 or 1.5%. The improvement in net interest income is attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $1,081 exceeding the quarter-over-quarter reduction of interest income earned on interest earning assets totaling $985.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The $985 reduction in interest income resulted from a decrease of $1,220 related to rate partially offset by an increase of $235 due to volume. The majority of the change in interest income was related to a 57 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The $1,081 reduction in interest expense resulted from a decrease of $1,197 associated with rate partially offset by an increase of $116 associated with volume. The majority of the change was attributable to a 91 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin declined 6 basis points to 3.66% in the second quarter 2003 from 3.72% during the same period in 2002 and declined 23 basis points from 3.89% during the first quarter 2003. The margin contraction in the second quarter 2003 resulted primarily from lower earning asset rates due to the continued low interest rate environment, management's steps taken during the year to insulate net interest income against the potential for rising interest rates, and the impact of refinance related prepayments and calls on mortgage-backed securities. The expectation of continued low interest rates is likely to maintain pressure on margins in 2003.

         Net interest income, on a tax equivalent basis, for the six months ended June 30, 2003 totaled $13,334, representing an increase of $434 or 3.4% over the $12,900 earned during the same period in 2002. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $2,334 exceeding the year-over-year reduction of interest income earned on interest earning assets totaling $1,900. The net interest margin for the first six months of 2003 increased 3 basis points to 3.77% compared to 3.74% for the same period in 2002.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                                 For the Three Months Ended June 30,
                                   ---------------------------------------------------------------
                                                2003                             2002
                                   ------------------------------   ------------------------------
                                              Interest                         Interest                      Change Due To:
                                    Average    Income/    Average    Average    Income/    Average   ------------------------------
                                    Balance    Expense     Rate      Balance    Expense     Rate      Volume      Rate        Net
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS

Interest-earning assets
  Interest-earning deposits        $    238   $      1       1.69%  $    828   $      5       2.42%  $     (3)  $     (1)  $     (4)
  Securities (1)
    Taxable                         194,674      1,688       3.48    169,781      1,925       4.55        257       (494)      (237)
    Non-taxable (2)                  31,771        604       7.63     34,834        643       7.40         (3)       (36)       (39)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total securities (tax
        equivalent)                 226,445      2,292       4.06    204,615      2,568       5.03        254       (530)      (276)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Federal funds sold                5,133         13       1.02      5,367         22       1.64         (1)        (8)        (9)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Loans (3)(4)
      Commercial                    133,625      2,021       6.07    138,728      2,420       7.00        (86)      (313)      (399)
      Real estate                   302,898      5,195       6.88    293,983      5,418       7.39        160       (383)      (223)
      Installment and other          46,108      1,086       9.45     50,713      1,160       9.17        (89)        15        (74)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
        Gross loans (tax
          equivalent)               482,631      8,302       6.90    483,424      8,998       7.47        (15)      (681)      (696)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
          Total interest-earning
            assets                  714,447     10,608       5.96    694,234     11,593       6.70        235     (1,220)      (985)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-earning assets
  Cash and cash equivalents          21,563                           19,951
  Premises and equipment, net        14,470                           13,868
  Other assets                       32,378                           20,192
                                   --------                         --------
    Total nonearning assets          68,411                           54,011
                                   --------                         --------
      Total assets                 $782,858                         $748,245
                                   ========                         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing liabilities
  NOW accounts                     $ 52,847   $     81       0.61%  $ 43,279   $    121       1.12%  $     23   $    (63)  $    (40)
  Money market accounts             100,869        366       1.46     81,926        437       2.14         87       (158)       (71)
  Savings deposits                   50,689        101       0.80     52,305        171       1.31         (5)       (65)       (70)
  Time deposits                     333,664      2,641       3.17    370,358      3,768       4.08       (347)      (780)    (1,127)
  Federal funds purchased and
    repurchase agreements             9,722         40       1.65      6,282         50       3.19         20        (30)       (10)
  Advances from FHLB                 72,160        770       4.28     40,647        531       5.24        351       (112)       239
  Notes payable                       7,940         81       4.09      9,296         83       3.58        (13)        11         (2)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total interest-bearing
      liabilities                   627,891      4,080       2.61    604,093      5,161       3.43        116     (1,197)    (1,081)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-bearing liabilities
  Noninterest-bearing deposits       76,117                           71,165
  Other liabilities                   7,253                            7,431
                                   --------                         --------
    Total noninterest-bearing
      liabilities                    83,370                           78,596
                                   --------                         --------
  Stockholders' equity               71,597                           65,556
                                   --------                         --------
  Total liabilities and
    stockholders' equity           $782,858                         $748,245
                                   ========                         ========
  Net interest income (tax
    equivalent)                               $  6,528                         $  6,432              $    119   $    (23)  $     96
                                              ========                         ========              ========   ========   ========
  Net interest income (tax
    equivalent) to total earning
      assets                                                 3.66%                            3.72%
                                                         ========                         ========
  Interest-bearing liabilities
    to earning assets                 87.88%                           87.02%
                                   ========                         ========

------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                                  For the Six Months Ended June 30,
                                   ---------------------------------------------------------------
                                                2003                             2002
                                   ------------------------------   ------------------------------
                                              Interest                         Interest                      Change Due To:
                                    Average    Income/    Average    Average    Income/    Average   ------------------------------
                                    Balance    Expense     Rate      Balance    Expense     Rate      Volume      Rate        Net
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS

Interest-earning assets
  Interest-earning deposits        $    283   $      3       2.14%  $  1,062   $     12       2.28%  $     (8)  $     (1)  $     (9)
  Securities (1)
    Taxable                         192,896      3,574       3.74    159,349      3,629       4.59        686       (741)       (55)
    Non-taxable (2)                  32,063      1,201       7.55     35,201      1,308       7.49         26       (133)      (107)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total securities (tax
        equivalent)                 224,959      4,775       4.28    194,550      4,937       5.12        712       (874)      (162)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Federal funds sold                5,186         31       1.21      8,123         66       1.64        (20)       (15)       (35)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Loans (3)(4)
      Commercial                    134,142      4,284       6.44    140,789      4,981       7.13       (229)      (468)      (697)
      Real estate                   299,659     10,335       6.96    299,006     11,170       7.53         24       (859)      (835)
      Installment and other          48,244      2,245       9.38     51,330      2,407       9.46       (142)       (20)      (162)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
        Gross loans (tax
          equivalent)               482,045     16,864       7.05    491,125     18,558       7.62       (336)    (1,358)    (1,694)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
          Total interest-earning
            assets                  712,473     21,673       6.13    694,860     23,573       6.84        348     (2,248)    (1,900)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-earning assets
  Cash and cash equivalents          21,252                           19,272
  Premises and equipment, net        14,288                           13,326
  Other assets                       32,936                           21,082
                                   --------                         --------
    Total nonearning assets          68,476                           53,680
                                   --------                         --------
      Total assets                 $780,949                         $748,540
                                   ========                         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing liabilities
  NOW accounts                     $ 53,455   $    157       0.59%  $ 43,810   $    250       1.15%  $     47   $   (140)  $    (93)
  Money market accounts             104,162        791       1.53     72,305        749       2.09        276       (234)        42
  Savings deposits                   49,716        200       0.81     51,212        351       1.38        (10)      (141)      (151)
  Time deposits                     338,595      5,499       3.28    379,631      7,943       4.22       (798)    (1,646)    (2,444)
  Federal funds purchased and
    repurchase agreements             6,938         70       2.03      4,886         78       3.22         26        (34)        (8)
  Advances from FHLB                 67,442      1,457       4.36     43,962      1,123       5.15        527       (193)       334
  Notes payable                       8,113        165       4.10      9,295        179       3.88        (24)        10        (14)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total interest-bearing
      liabilities                   628,421      8,339       2.68    605,101     10,673       3.56         44     (2,378)    (2,334)
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest-bearing liabilities
  Noninterest-bearing deposits       74,410                           70,858
  Other liabilities                   8,098                            7,450
                                   --------                         --------
    Total noninterest-bearing
      liabilities                    82,508                           78,308
                                   --------                         --------
  Stockholders' equity               70,020                           65,131
                                   --------                         --------
  Total liabilities and
    stockholders' equity           $780,949                         $748,540
                                   ========                         ========
  Net interest income (tax
    equivalent)                               $ 13,334                         $ 12,900              $    304   $    130   $    434
                                              ========                         ========              ========   ========   ========
  Net interest income (tax
    equivalent) to total earning
      assets                                                 3.77%                            3.74%
                                                         ========                         ========
  Interest-bearing liabilities
    to earning assets                 88.20%                           87.08%
                                   ========                         ========

------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

         The provision for loan losses charged to operating expense for the second quarter of 2003 totaled $1,257, a decrease of $761 from the $2,018 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the six months ended June 30, 2003 totaled $1,869, a decrease of $668 from the $2,537 recorded during the same period a year ago. The decline in the provision was due to a decline in the overall level of nonperforming loans at June 30, 2003 as compared to June 30, 2002.

         The provision for loan losses for the three months ended June 30, 2003 was largely attributable to one commercial credit for a chain of retail convenience outlets. The total credit relationship to this borrower consists of loans with a current aggregate outstanding principal balance of $3,785. This credit was placed on the watch list during the first quarter of 2003 due to declining financial results, competitive pressures facing the business and personal issues of its principal. Management of the Company was actively working with the borrower to restructure or sell the business, and a purchaser for the business was in place. However, this action plan, which would have substantially reduced the Company's exposure, did not materialize. As a result of this, management completed an additional analysis of this credit, including a review of current financial information and trends, and though the credit relationship is currently paying as agreed, the Company determined that this loan relationship should have been categorized as impaired at June 30, 2003 and a specific reserve be allocated to this credit relationship. As of June 30, 2003 this loan relationship had a specific allocation of $750. The Company is currently evaluating how to proceed with this credit. Due to the nature of the business, the credit is worth substantially more as an ongoing entity than the liquidation value of its assets. If the business remains a going concern, management expects that the loss exposure will be consistent with what they have currently allocated, but if the business ceases operations and foreclosure proceedings are initiated, the loss exposure could be substantially increased.

         In addition to the aforementioned credit, on August 4, 2003, the Company became aware of serious deterioration in a previously identified watch credit conducting business in the agricultural field. The total credit relationship to this borrower consists of loans with a current aggregate outstanding principal balance of $2,505. This credit was placed on the watch list during the first quarter of 2002. As a result of additional analysis of this credit, including a review of current financial information and trends, the Company determined that this loan relationship should have been categorized as impaired at June 30, 2003 and a specific reserve be allocated. The Company had been working with this credit and a purchaser for the business was in place. Unfortunately, after several months of preparing for the sale of the business, the purchaser backed out of the arrangement in August 2003. During July and August of 2003, two material events have taken place which has dramatically altered the Company's approach to the credit. These include the exhaustion of the borrower's liquid funds and a revoked license on their primary product. The borrower took steps leading up to the anticipated acquisition which caused its

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

cash resources to be depleted and this, coupled with the inability to sell its main product, have caused the Company to cease operating during the early part of August 2003. Due to the nature of the business, the credit was worth much more as an ongoing entity than the liquidation value of its assets. Thus, while the Company provided approximately $150 for the estimated credit loss exposure at June 30, 2003, assuming a going concern, the events that have occurred in the third quarter cause the Company to currently believe that additional loss of $1,500 to $2,000 may need to be recorded in the third quarter of 2003.

          The provision for the second quarter of 2002 was in response to the deterioration of several seasoned credits that surfaced during the second quarter of 2002 and downgrades of various other credits. In addition, management also considered several factors surrounding credit-quality, including the level of nonperforming loans, the number of customers filing for bankruptcy, net charge-offs, delinquencies and current economic conditions. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors. The provision was consistent with the Company's practice of focusing on early identification of problem credits, an assessment of probable incurred losses and quick remediation where possible.

         Net charge-offs for the second quarter of 2003 were $502 compared with $891 in 2002. Annualized net charge-offs decreased to 0.10% of average loans for the second quarter of 2003 compared to 0.18% in the same period in 2002. Net charge-offs for the six months ended June 30, 2003 were $1,066 compared with $1,318 in 2002. Annualized net charge-offs decreased to 0.22% of average loans for the six months ended June 30, 2003 compared to 0.27% in the same period in 2002.

          Management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio. While management currently believes its allowance for loan losses is adequate, the Company is currently reviewing its policies and procedures regarding identification and classification of impaired loans and its asset review process in an effort to avoid subsequent changes to previously reported financial results.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                       ------------------------------   ------------------------------
                                            2003            2002             2003            2002
                                       --------------   -------------   -------------   --------------

Service charges                        $          794   $         654   $       1,550   $        1,245
Merchant fee income                               210             307             489              551
Trust income                                      146             191             323              371
Mortgage banking income                         1,192             568           2,221            1,199
Insurance commissions and fees                    641             500           1,235            1,044
Securities gains, net                             129              57             221              300
Other income                                      975             561           1,647            1,131
                                       --------------   -------------   -------------   --------------
                                       $        4,087   $       2,838   $       7,686   $        5,841
                                       ==============   =============   =============   ==============

         Noninterest income totaled $4,087 for the three months ended June 30, 2003, compared to $2,838 for the same time frame in 2002. Contributing to the improvement in noninterest income were strategic divestitures that resulted in $310 of gross gains on the sale of the Company's Internet Service Provider (ISP) and Merchant Point of Sale (POS) product lines (included in other income). Excluding securities gains and the gross gains on sale of the ISP and POS product lines, noninterest income totaled $3,648 compared to $2,781 for the same period in 2002, representing an increase of $867 or 31.1%.

         The majority of the change to noninterest income was related to a $624 improvement in mortgage banking income. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Net gains on mortgage activities were higher in the second quarter of 2003 due to higher mortgage origination volume and lower interest rates. Originations for the second quarter of 2003 grew to $70,622 from $26,887 for the same period of 2002. Offsetting these gains, were noncash amortization charges in the carrying value of our mortgage servicing rights asset. These charges were due to increased refinancing activity, driven by the declining interest rate environment.

         Also contributing to the improvement were increases in service charges reflecting higher volumes of items drawn on customer accounts with insufficient funds, insurance and commissions income largely due to increased brokerage activity and revenue generated from incremental investments in bank-owned life insurance (included in other income). Offsetting these improvements were decreases in merchant fee income due to the divestiture of the POS product line in the second quarter and trust revenue.

         Noninterest income totaled $7,686 for the six months ended June 30, 2003, compared to $5,841 for the same time frame in 2002. Excluding securities gains and the gains on sale of the ISP and POS product lines, noninterest totaled $7,155 compared to $5,541 for the same period in 2002, representing an increase of $1,614 or 29.1%. The change was largely reflective of the same items discussed regarding the second quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                       ------------------------------   ------------------------------
                                            2003            2002             2003            2002
                                       --------------   -------------   -------------   --------------

Salaries and employee benefits         $        3,979   $       3,723   $       7,809   $        7,607
Occupancy expense, net                            470             438             968              891
Furniture and equipment expense                   524             485           1,017              875
Supplies and printing                             122             113             248              270
Telephone                                         281             302             538              527
Other real estate owned expense                    40             105             168              174
Amortization of intangible assets                  52             101             106              202
Other expenses                                  1,701           1,738           3,332            3,375
                                       --------------   -------------   -------------   --------------
                                       $        7,169   $       7,005   $      14,186   $       13,921
                                       ==============   =============   =============   ==============

         Noninterest expense totaled $7,169 for the three months ended June 30, 2003, as compared to $7,005 for the same timeframe in 2002. This represented an increase of $164 or 2.3%.

         A majority of the increase in noninterest expense was due to a $256 increase in salary and employee benefits related to variable commission expense resulting from higher production volume from the mortgage banking and financial services business lines. These areas of the Company operate at a lower gross profit margin and historically generate significant levels of noninterest income but also incur considerable noninterest expense.

         Also contributing to the change were increases in equipment expense largely due to technological upgrades implemented in 2002 and occupancy expense related to higher insurance costs. These increases were partially offset by decreases in other real estate owned expense due to the resolution of one foreclosed asset, telephone and amortization of intangible assets.

         Noninterest expense totaled $14,186 for the six months ended June 30, 2003, increasing by $265 or 1.9% from the same period in 2002. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and six months ended June 30, 2003 and 2002.

                                             Three Months Ended                Six Months Ended
                                                    June                             June
                                       ------------------------------   ------------------------------
                                            2003            2002             2003            2002
                                       --------------   -------------   -------------   --------------

Income before income taxes             $        1,962   $           6   $       4,513   $        1,792
Applicable income taxes                           516            (219)          1,260              298
Effective tax rates                              26.3%            ---            27.9%            16.6%

         The Company recorded income tax expense of $516 and an income tax benefit of $219 for the three months ended June 30, 2003 and 2002, respectively. The Company recorded income tax expense of $1,260 and $298 for the six months ended June 30, 2003 and 2002, respectively. Effective tax rates equaled 27.9% and 16.6% respectively, for such periods.

         The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. Second, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $64 of preferred stock dividends for the three months ended June 30, 2003 and 2002, respectively. The Company paid $128 of preferred stock dividends for the six months ended June 30, 2002 and 2002, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decreases in market rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2003 and December 31, 2002.

                                            June 30, 2003
                 ----------------------------------------------------------
                                         Net Interest Income
                 ----------------------------------------------------------
                    Amount                     Change                Change
                 -----------                -----------              ------
                                       (Dollars in Thousands)

+200 bp          $    23,679                $     1,011                4.46%
+100 bp               23,326                        658                2.90
   Base               22,668                          -                   -
-100 bp               22,020                       (648)              (2.86)

         Based upon the Company's model at June 30, 2003, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 4.46% or approximately $1,011. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by 2.86% or approximately $648. For the June 30, 2003 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

                                          December 31, 2002
                 ----------------------------------------------------------
                                         Net Interest Income
                 ----------------------------------------------------------
                    Amount                     Change                Change
                 -----------                -----------              ------
                                       (Dollars in Thousands)

+200 bp          $    26,146                $       822                3.25%
+100 bp               25,857                        533                2.10
   Base               25,324                          -                   -
-100 bp               24,587                       (737)              (2.91)
-200 bp               23,796                     (1,528)              (6.03)

         Based upon the Company's model at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.25% or approximately $822. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 6.03% or approximately $1,528.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Financial Condition

     General

         As of June 30, 2003, the Company had total assets of $772,931, total gross loans of $476,386, total deposits of $606,955 and total stockholders' equity of $70,701. Total assets decreased by $18,685 or 2.4% from year-end 2002. Total gross loans decreased by $6,843 or 1.4% from year-end 2002 and reflected tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Total deposits decreased by $35,003 or 5.5% from year-end 2002.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                            2003                       2002
                                                    -------------------    -----------------------------
                                                    June 30,    Mar 31,    Dec 31,   Sept 30,   June 30,
                                                    --------    -------    -------   --------   --------

Nonaccrual loans                                     $ 4,415    $ 3,943    $ 3,931    $ 4,399    $ 7,239
Loans 90 days past due and still accruing              1,748        129        829      1,237      1,062
                                                     -------    -------    -------    -------    -------
   Total nonperforming loans                           6,163      4,072      4,760      5,636      8,301
Other real estate owned                                  320      1,260      1,557      2,524      2,581
                                                     -------    -------    -------    -------    -------

   Total nonperforming assets                        $ 6,483    $ 5,332    $ 6,317    $ 8,160    $10,882
                                                     =======    =======    =======    =======    =======

Nonperforming loans to total end of period loans        1.29%      0.86%      0.99%      1.15%      1.72%
Nonperforming assets to total end of period loans       1.36       1.13       1.31       1.67       2.25
Nonperforming assets to total end of period assets      0.84       0.68       0.80       1.06       1.45

         The level of nonperforming loans at June 30, 2003 increased to $6,131 versus the $4,760 that existed as of December 31, 2002 and decreased from $8,301 at June 30, 2002. The level of nonperforming loans to total end of period loans was 1.29% at June 30, 2003, as compared to 0.99% at December 31, 2002 and 1.72% at June 30, 2002. The reserve coverage ratio (allowance to nonperforming loans) was reported at 117.69% as of June 30, 2003 as compared to 90.52% as of June 30, 2002 and 135.50% as of December 31, 2002.

         The $887 increase in 90 days past due loans, when compared to December 31, 2002, was largely due to three credits, diversified by loan concentration and volume. These credits, as well as all loans 90 days past due, are the subject of rigorous remediation efforts by management. The $1,237 decrease in other real estate owned, when compared to December 31, 2002, was primarily related to the sale of a single hotel property that was placed in other real estate owned in the fourth quarter of 2001.

         As previously discussed in Note 8 to the unaudited consolidated financial statements and in the Provision for Loan Loss Section of the MD&A, the Company increased its provision for loan losses for the second quarter of 2003 and anticipates increasing its provision for loan losses in the third quarter of 2003. It is likely that the $3,785 chain of retail convenience outlets credit will be placed on nonaccrual during the third quarter. At June 30, 2003 this loan had $16 of accrued interest receivable. The $2,505 credit conducting business in the agricultural field has already been placed on nonaccrual status and $57 of accrued interest was reversed in the third quarter of 2003.

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $9,507 that management has classified as impaired at June 30, 2003 as compared to $3,987 at March 31, 2003 and $3,725 at December 31, 2002. This increase is primarily because of the loans previously discussed in Note 8 of the unaudited consolidated financial statements and in the Provision for Loan Loss Section of the MD&A, Management considers these loans to be impaired due to declining financial performance. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

         On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Loan Review function validates the officers' grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

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

         The unallocated subjective component of the allowance for loan losses reflects Management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in current economic conditions, delays in

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

obtaining information (including unfavorable information about a borrower's financial condition), the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated subjective component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. The uncertainty of the current economic environment also impacts the allocation model's estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

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

         Along with other financial institutions, management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment. . Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio and take appropriate action to proactively limit credit exposure.

         At June 30, 2003, the allowance for loan losses was $7,253 or 1.52% of total loans as compared to $6,450 or 1.33% at December 31, 2002, and $7,514 or 1.55% at June 30, 2002. The change from December 31, 2002 is because of the increase in impaired loans previously discussed and as a result, additional provisions have been made to the allowance for loan losses.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net decrease in cash and cash equivalents of $3,659 from December 31, 2002 to June 30, 2003.

         During the first six months of 2003, the Company experienced net cash outflows of $22,137 in financing activities primarily due to a decrease in the level of deposits partially offset by an increase in advances from the Federal Home Loan Bank. Operating activities provided $7,909 in net cash inflows due to proceeds from net loans sales and net income. Investing activities increased $10,569 largely due to a net decrease in loans and proceeds from sales, maturities and paydowns on securities.

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2003 was $70,701, an increase of $2,637 or 3.9%, from December 31, 2002. The stockholders' equity increase was largely the result of an increase in earnings for the first six months of 2003 less dividends paid to shareholders. Average quarterly equity as a percentage of average quarterly assets was 9.0% at June 30, 2003, compared to 8.6% at December 31, 2002. Book value per common share increased to $17.55 at June 30 2003, up from $16.97 at the end of 2002.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over the next 18 months. Purchases will be dependent upon market conditions and the availability of shares. The repurchase program optimizes the use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. To date, the Company has repurchased 10,500 shares at a weighted average cost of $17.92.

     Capital Measurements

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 11.23% and 12.63%, respectively, at June 30, 2003. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         As of June 30, 2003, the Tier 2 risk-based capital was comprised of $6,834 in allowance for loan losses (limited to 1.25% of risk-weighted assets) and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments.

         The following table sets forth an analysis of the Holding Company's capital ratios:

                                                                 December 31,                Minimum         Well
                                          June 30,      -----------------------------        Capital      Capitalized
                                            2003             2002            2001            Ratios         Ratios
                                        ------------    -------------    ------------        ------       -----------

Tier 1 risk-based capital               $     61,395    $      58,755    $     55,911
Tier 2 risk-based capital                      7,665            7,281           7,126
                                        ------------    -------------    ------------
Total capital                                 69,060           66,036          63,037
Risk-weighted assets                         546,692          557,620         540,626
Capital ratios
   Tier 1 risk-based capital                  11.23%           10.54%          10.34%         4.00%          6.00%
   Tier 2 risk-based capital                  12.63            11.84           11.66          8.00          10.00
   Leverage ratio                              8.01             7.48            7.54          4.00           5.00

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

Recent Regulatory and Accounting Developments

         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, and Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, Management determined that, upon adopting the new standards the new accounting standards will not materially effect the Company's operating results or financial condition. The impact will be that effective July 1, 2003 the Company's mandatory redeemable preferred stock will be categorized in total liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 19 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2003. While management concluded that the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing its policies and procedures regarding identification and classification of impaired loans and its asset review process in an effort to avoid subsequent changes to previously reported financial results.

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

         None.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the April 22, 2003 annual meeting of stockholders, Robert J. Doty, Charles J. Grako and I.J. Reinhardt, Jr. were elected to serve as Class II directors until 2006. Continuing as Class I directors until 2005 are Richard J. Berry, Walter E. Breipohl and John A. Trainor. Continuing as Class III directors until 2004 are Dennis J. McDonnell, John A. Shinkle and Scott C. Sullivan

         At the April 22, 2003 annual meeting of stockholders, stockholders adopted the UnionBancorp, Inc. 2003 Stock Option Plan.

         There were 3,986,046 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                       For      Withheld
                                                    ---------   --------

         Election of Directors

              Robert J. Doty                        3,590,108     47,630
              Charles J. Grako                      3,589,217     48,521
              I.J. Reinhardt, Jr.                   3,546,899     90,839

                                                       For      Against     Abstain
                                                    ---------   --------    -------

         Adoption of the 2003 Stock Option Plan     3,000,697    224,054     45,760

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1  Certification of Charles J. Grako required by Rule 13a - 14(a).

         31.2  Certification of Kurt R. Stevenson required by Rule 13a - 14(a).

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Vice President and Principal Financial and Accounting Officer.

Reports on Form 8-K:

On April 21, 2003, the Company filed a Form 8-K, under Item 9 "Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition)" reporting that the Company had issued a press release to report its financial results for the quarter ended March 31, 2003.

On May 5, 2003, the Company filed a Form 8-K, under Item 5 "Other Events" reporting that the Company had issued a press release announcing that the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over the next 18 months.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2003.


                                 UNIONBANCORP, INC.


                                 By: /s/ CHARLES J. GRAKO
                                    --------------------------------------------
                                         Charles J. Grako
                                         President and Principal Executive
                                         Officer


                                 By: /s/ KURT R. STEVENSON
                                    --------------------------------------------
                                         Kurt R. Stevenson
                                         Vice President and Principal Financial
                                         and Accounting Officer

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q


Exhibit
   No.          Description
-------         -----------

 31.1           Certification of Charles J. Grako required by Rule 13a - 14(a).

 31.2           Certification of Kurt R. Stevenson required by Rule 13a - 14(a).

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Vice President and Principal Financial and Accounting Officer.