Form 10-Q
period 2003-09-30
UNIONBANCORP INC
filed 2003-11-13
CIK 1019650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003

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


                            Preferred Purchase Rights
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                        Shares outstanding at November 13, 2003
 ------------------------------          ---------------------------------------
  Common Stock, Par Value $1.00                         4,000,646


================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o     Unaudited Consolidated Balance Sheets..........................1

         o     Unaudited Consolidated Statements of Income (Loss) and
                 Comprehensive Income (Loss)..................................2

         o     Unaudited Consolidated Statements of Cash Flows................3

         o     Notes to Unaudited Consolidated Financial Statements...........4

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................11

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk.................................................29

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

Item 3.  Defaults Upon Senior Securities.....................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................30

SIGNATURES...................................................................31

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                               September 30,    December 31,
                                                                                   2003             2002
                                                                               ------------     ------------
ASSETS
Cash and cash equivalents                                                      $     33,706     $     38,962
Securities available-for-sale                                                       235,508          227,229
Loans                                                                               483,042          483,229
Allowance for loan losses                                                            (9,082)          (6,450)
                                                                               ------------     ------------
     Net loans                                                                      473,960          476,779
Cash surrender value of life insurance                                               14,226           13,776
Mortgage servicing rights                                                             2,666            2,640
Premises and equipment, net                                                          15,627           14,055
Goodwill                                                                              7,642            7,642
Intangible assets, net                                                                  695              873
Other real estate                                                                       145            1,557
Other assets                                                                          8,306            8,103
                                                                               ------------     ------------

         Total assets                                                          $    792,481     $    791,616
                                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     77,911     $     90,606
         Interest-bearing                                                           545,041          551,352
                                                                               ------------     ------------
              Total deposits                                                        622,952          641,958
     Federal funds purchased and securities sold
       under agreements to repurchase                                                15,523            3,588
     Advances from the Federal Home Loan Bank                                        72,450           61,750
     Notes payable                                                                    7,925            8,275
     Other liabilities                                                                4,811            7,150
                                                                               ------------     ------------
         Total liabilities                                                          723,661          722,721
                                                                               ------------     ------------
Mandatory redeemable preferred stock, Series B, no par value;
  1,092 shares authorized; 831 shares issued and outstanding                            831              831
                                                                               ------------     ------------

Stockholders' equity

     Preferred stock; 200,000 shares authorized; none issued                             --               --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
       shares outstanding (aggregate liquidation preference of $2,762)                  500              500
     Series C preferred stock; 4,500 shares authorized; none issued                      --               --
     Common stock, $1 par value; 10,000,000 shares authorized;
       4,601,409 shares issued at September 30, 2003 and
       4,571,209 shares issued at December 31, 2002                                   4,601            4,571
     Surplus                                                                         22,138           21,856
     Retained earnings                                                               44,227           43,113
     Accumulated other comprehensive income                                           1,843            3,171
     Unearned compensation under stock option plans                                      (7)             (23)
                                                                               ------------     ------------
                                                                                     73,302           73,188
     Treasury stock, at cost; 600,763 shares at September 30, 2003
       And 590,263 shares at December 31, 2002                                       (5,313)          (5,124)
                                                                               ------------     ------------
              Total stockholders' equity                                             67,989           68,064
                                                                               ------------     ------------

              Total liabilities and stockholders' equity                       $    792,481     $    791,616
                                                                               ============     ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
Three Months and Nine Months Ended September 30, 2003 and 2002
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                  ----------------------------   ---------------------------
                                                      2003            2002           2003           2002
                                                  ------------    ------------   ------------   ------------
Interest income
    Loans                                         $      8,378    $      8,911   $     25,198   $     27,422
    Securities
       Taxable                                           1,502           1,865          5,079          5,507
       Exempt from federal income taxes                    379             425          1,172          1,288
       Federal funds sold and other                         15              37             46            103
                                                  ------------    ------------   ------------   ------------
       Total interest income                            10,274          11,238         31,495         34,320
Interest expense
    Deposits                                             2,896           4,057          9,543         13,350
    Federal funds purchased and securities sold
      under agreements to repurchase                        26              46             96            124
    Advances from the Federal Home Loan Bank               771             690          2,228          1,813
    Notes payable                                           82              86            247            265
                                                  ------------    ------------   ------------   ------------
       Total interest expense                            3,775           4,879         12,114         15,552
                                                  ------------    ------------   ------------   ------------
Net interest income                                      6,499           6,359         19,381         18,768
Provision for loan losses                                4,356             519          6,225          3,056
                                                  ------------    ------------   ------------   ------------
Net interest income after
    Provision for loan losses                            2,143           5,840         13,156         15,712
Noninterest income
    Service charges                                        790             708          2,340          1,953
    Merchant fee income                                     39             330            528            881
    Trust income                                           180             180            503            551
    Mortgage banking income                              1,101             678          3,322          1,877
    Insurance commissions and fees                         580             558          1,815          1,602
    Securities gains, net                                   59             107            280            407
    Other income                                           510             499          2,157          1,630
                                                  ------------    ------------   ------------   ------------
                                                         3,259           3,060         10,945          8,901
Noninterest expenses
    Salaries and employee benefits                       4,256           3,747         12,065         11,354
    Occupancy expense, net                                 478             469          1,446          1,360
    Furniture and equipment expense                        518             474          1,535          1,349
    Supplies and printing                                  111             110            359            380
    Telephone                                              199             241            737            768
    Other real estate owned expense                         --             544            168            718
    Amortization of intangible assets                       72             101            178            303
    Other expenses                                       1,527           1,754          4,859          5,129
                                                  ------------    ------------   ------------   ------------
                                                         7,161           7,440         21,347         21,361
                                                  ------------    ------------   ------------   ------------
Income (loss) before income taxes                       (1,759)          1,460          2,754          3,252
Income taxes                                              (890)            314            370            612
                                                  ------------    ------------   ------------   ------------
Net income (loss)                                         (869)          1,146          2,384          2,640
Preferred stock dividends                                   65              65            193            193
                                                  ------------    ------------   ------------   ------------
Net income (loss) for common stockholders         $       (934)   $      1,081   $      2,191   $      2,447
                                                  ============    ============   ============   ============
Basic earnings (loss) per share                   $      (0.23)   $       0.27   $       0.55   $       0.61
                                                  ============    ============   ============   ============
Diluted earnings (loss) per common share          $      (0.23)   $       0.27   $       0.54   $       0.61
                                                  ============    ============   ============   ============
Total comprehensive income (loss)
    for common shareholders                       $     (2,376)   $      1,827   $        863   $      4,140
                                                  ============    ============   ============   ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002 (In Thousands)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ----------------------------
                                                                            2003            2002
                                                                        ------------    ------------
Cash flows from operating activities
    Net income                                                          $      2,384    $      2,640
    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation                                                            1,186           1,130
       Amortization of intangible assets                                         178             303
       Amortization of unearned compensation under stock option plans             16              34
       Amortization of bond premiums, net                                      1,301           1,070
       Provision for loan losses                                               6,225           3,056
       Securities gains, net                                                    (280)           (407)
       Loss on sale of equipment                                                  --               4
       Loss on sale of real estate acquired in settlement of loans                80             156
       Gain on sale of loans                                                  (4,207)         (1,778)
       Proceeds from sales of loans held for sale                            179,461         103,941
       Origination of loans held for sale                                   (170,162)       (104,628)
       Change in assets and liabilities
          Net increase in other assets                                          (203)           (486)
          Net decrease in other liabilities                                   (2,918)         (1,614)
                                                                        ------------    ------------
              Net cash provided by operating activities                       13,061           3,421

Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                  90,014          52,434
       Proceeds from sales                                                    23,897          19,776
       Purchases                                                            (125,365)        (97,234)
    Net (increase) decrease in loans                                          (8,498)         13,575
    Purchase of premises and equipment                                        (2,758)         (2,700)
Proceeds from sale of real estate acquired in settlement of loans              2,262           1,029
Proceeds from sale of equipment                                                   --              10
                                                                        ------------    ------------
              Net cash provided by (used in) investing activities            (20,448)        (13,110)

Cash flows from financing activities
    Net increase (decrease) in deposits                                      (19,006)         11,013
    Net increase in federal funds purchased
     and securities sold under agreements to repurchase                       11,935           1,971
    Net increase in advances from the Federal Home Loan Bank                  10,700           6,150
    Payments on notes payable                                                   (350)             --
    Dividends on common stock                                                 (1,079)           (915)
    Dividends on preferred stock                                                (193)           (193)
    Proceeds from exercise of stock options                                      313              16
    Purchase of treasury stock                                                  (189)             --
                                                                        ------------    ------------
              Net cash provided by financing activities                        2,131          18,042
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                          (5,256)          8,353

Cash and cash equivalents
    Beginning of period                                                       38,962          26,699
                                                                        ------------    ------------

    End of period                                                       $     33,706    $     35,052
                                                                        ============    ============
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                         $     12,687    $     16,520
       Income taxes                                                            1,850             317

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The annualized results of operations during the three months and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003. All financial information is in thousands (000's), except per share data.

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                      -------------------------     -------------------------
                                                         2003           2002           2003           2002
                                                      ----------     ----------     ----------     ----------
Net income (loss) as reported
    for common stockholders                           $     (934)    $    1,081     $    2,191     $    2,447
Deduct: stock-based compensation expense
    Determined under fair value based method                  30             20             90             61
                                                      ----------     ----------     ----------     ----------

Pro forma net income (loss)                           $     (964)    $    1,061     $    2,101     $    2,386
                                                      ==========     ==========     ==========     ==========
Basic earnings (loss)
    per common share as reported                      $    (0.23)    $     0.27     $     0.55     $     0.61
Pro forma basic earnings (loss)
    per common share                                       (0.24)          0.27           0.53           0.60

Diluted earnings (loss)
    per common share as reported                      $    (0.23)    $     0.27     $     0.54     $     0.61
Pro forma diluted earnings (loss)
    per common share                                       (0.24)          0.26           0.52           0.60

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings (Loss) Per Share

         Basic earnings (loss) per share for the three months and nine months ended September 30, 2003 and 2002 were computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share for the three months and nine months ended September 30, 2003 and 2002 were computed by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings (loss) per share are provided below:


Basic Earnings (Loss) Per Common Share          Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                             -------------------------     -------------------------
                                                2003           2002           2003           2002
                                             ----------     ----------     ----------     ----------
Net income (loss)
  available to common shareholders           $     (934)    $    1,081     $    2,191     $    2,447
Weighted average common shares outstanding        4,001          3,980          3,993          3,979
                                             ----------     ----------     ----------     ----------

Basic Earnings (Loss) Per Common Share       $    (0.23)    $     0.27     $     0.55     $     0.61
                                             ==========     ==========     ==========     ==========

Diluted Earnings (Loss) Per Common Share

Weighted average common shares outstanding        4,001          3,980          3,993          3,979
Add: dilutive effect of assumed exercised
  stock options                                      97             48             76             46
                                             ----------     ----------     ----------     ----------

Weighted average common and dilutive
  Potential shares outstanding                    4,098          4,028          4,069          4,025
                                             ==========     ==========     ==========     ==========

Diluted Earnings (Loss) Per Common Share     $    (0.23)    $     0.27     $     0.54     $     0.61
                                             ==========     ==========     ==========     ==========

         There were approximately 16,000 and 59,900 options outstanding at September 30, 2003 and 2002, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 30.8% of the Company's 2003 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The exposure of capital to market valuation adjustments has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time and the sale of floating rate securities with lower lifetime caps. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduce the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates. Securities classified as available-for-sale, carried at fair value, were $235,508 at September 30, 2003 compared to $227,229 at December 31, 2002. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2003 and December 31, 2002:

                                                        September 30, 2003
                                             ----------------------------------------
                                                              Gross          Gross
                                                Fair        Unrealized     Unrealized
                                                Value         Gains          Losses
                                             ----------     ----------     ----------
U.S. government agencies                     $   26,231     $      536     $       --
States and political subdivisions                32,756          1,633            (35)
U.S. government mortgage-backed securities      142,043          1,164         (1,084)
Collateralized mortgage obligations and
  other asset backed securities                   6,581            205            (39)
Corporate bonds                                  10,603            610             --
Equity securities                                17,294             24             (5)
                                             ----------     ----------     ----------

                                             $  235,508     $    4,172     $   (1,163)
                                             ==========     ==========     ==========

                                                         December 31, 2002
                                             ----------------------------------------
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
                                             ==========     ==========     ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of September 30, 2003 and December 31, 2002:

                                        September 30, 2003                December 31, 2002
                                  -----------------------------     -----------------------------
                                        $                %                $                %
                                  ------------     ------------     ------------     ------------
Commercial                        $     94,663            19.60%    $    100,189            20.73%
Agricultural                            36,425             7.54           36,467             7.55
Real estate:
    Commercial mortgages               147,113            30.45          147,253            30.47
    Construction                        29,717             6.15           24,486             5.07
    Agricultural                        38,351             7.94           34,688             7.18
    1-4 family mortgages                92,198            19.09           79,846            16.52
Real estate loans held for sale          2,473             0.51            7,565             1.56
Installment                             39,606             8.20           49,949            10.34
Other                                    2,496             0.52            2,786             0.58
                                  ------------     ------------     ------------     ------------
Total loans                            483,042           100.00%         483,229           100.00%
                                                   ============                      ============
Allowance for loan losses               (9,082)                           (6,450)
                                  ------------                      ------------

    Loans, net                    $    473,960                      $    476,779
                                  ============                      ============


UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2003 and 2002 are summarized below:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------
Beginning balance                     $    7,253         7,514    $    6,450         6,295

Charge-offs:
    Commercial                             2,422         1,072         3,058         2,009
    Real estate mortgages                     54           106           373           419
    Installment and other loans              174           118           566           444
                                      ----------    ----------    ----------    ----------
       Total charge-offs                   2,650         1,296         3,997         2,872
                                      ----------    ----------    ----------    ----------

Recoveries:
    Commercial                                89            62           294           256
    Real estate mortgages                      4            --            43            28
    Installment and other loans               30             9            67            45
                                      ----------    ----------    ----------    ----------
       Total recoveries                      123            71           404           329
                                      ----------    ----------    ----------    ----------

Net charge-offs                            2,527         1,225         3,593         2,543
                                      ----------    ----------    ----------    ----------
Provision for loan losses                  4,356           519         6,225         3,056
                                      ----------    ----------    ----------    ----------

Ending balance                        $    9,082    $    6,808    $    9,082    $    6,808
                                      ==========    ==========    ==========    ==========

Period end total loans, net of
  unearned interest                   $  483,042    $  489,148    $  483,042    $  489,148
                                      ==========    ==========    ==========    ==========

Average loans                         $  485,989    $  485,410    $  483,374    $  489,199
                                      ==========    ==========    ==========    ==========

Ratio of net charge-offs to
    average loans                           0.52%         0.25%         0.74%         0.52%
Ratio of provision for loan losses
    to average loans                        0.90%         0.11%         1.29%         0.62%
Ratio of allowance for loan losses
    to ending total loans                   1.88%         1.39%         1.88%         1.39%
Ratio of allowance for loan losses
    to total nonperforming loans           89.01%       120.79%        89.01%       120.79%
Ratio of allowance at end of period
    to average loans                        1.87%         1.40%         1.88%         1.39%

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

                                                  Nine Months Ended
                                  ----------------------------------------------
                                                 September 30, 2003
                                  ----------------------------------------------
                                     Banking          Other         Consolidated
                                     Segment         Segments          Totals
                                  ------------     ------------     ------------
Net interest income (loss)        $     19,636     $       (255)    $     19,381
Other revenue                            8,065            2,880           10,945
Other expense                           14,240            5,743           19,983
Segment profit (loss)                    6,223           (3,469)           2,754
Noncash items
    Depreciation                           858              328            1,186
    Provision for loan losses            6,225               --            6,225
    Other intangibles                      155               23              178
Segment assets                         789,807            2,674          792,481


                                                  Nine Months Ended
                                  ----------------------------------------------
                                                 September 30, 2002
                                  ----------------------------------------------
                                     Banking          Other         Consolidated
                                     Segment         Segments          Totals
                                  ------------     ------------     ------------
Net interest income (loss)        $     19,027     $       (259)    $     18,768
Other revenue                            6,270            2,631            8,901
Other expense                           14,814            5,114           19,928
Segment profit (loss)                    6,411           (3,159)           3,252
Noncash items
    Depreciation                           738              392            1,130
    Provision for loan losses            3,056               --            3,056
    Other intangibles                      285               18              303
Segment assets                         764,112            5,732          769,844

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8.  Recent Developments

         The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", and Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities," both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards the Company's operating results or financial condition was not be materially affected.

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated statement of financial condition or consolidated statement of income.

         In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. Management believes the implementation of FIN 46 will not have a material impact on the Company's financial statements.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and nine months ended September 30, 2003 as compared to the same periods in 2002. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2002 Annual Report on Form 10-K. Annualized results of operations during the three months and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year of 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

     Third Quarter

         The Company is in the final stages of constructing its newest branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs. Aimed at providing one-stop financial shopping to our customers, the Yorkville site will deliver convenience by offering our full line of financial services including banking, trust, insurance and investment products. The facility is expected to open in early fall and will be located in the new Yorkville Marketplace development at the intersection of Routes 34 and 47.

     Second Quarter

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

     First Quarter

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

Results of Operations

     Net Income (Loss)

         Net income (loss) equaled ($869) or ($0.23) per diluted share for the three months ended September 30, 2003, versus $1,146 or $0.27 per diluted share for the same period in 2002. For the nine months ended September 30, 2003, net income equaled $2,384 or $0.54 per diluted share compared to $2,640 or $0.61 per diluted share earned in the same period during 2002.

         The Company's quarterly results were adversely impacted by a $3,837 increase in the provision for loan losses as compared to the third quarter of 2002. This increase was due to the further deterioration of two impaired commercial credits previously identified in the Company's June 30, 2003 Form 10-Q. As a result of the continued deterioration of these two loan relationships, the Company specifically provided $3,500 (or approximately $0.53 per fully diluted share, net after-tax) to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits.

         Positively contributing to earnings were increases in operating performance of the mortgage banking division, other fee based revenue product-lines, and net interest income due to a lower cost of funds and a shift in the deposit mix. These improvements were partially offset by an increase in salaries and employee benefits incurred to support the growing level of business activity and continued investments in the Company.

         Return on average assets was (0.45)% for the third quarter of 2003 compared to 0.60% for the same period in 2002. Return on average assets was 0.41% for the nine month period ended September 30, 2003 compared to 0.47% for the same period in 2002.

         Return on average stockholders' equity was (4.98)% for the third quarter of 2003 compared to 6.82% for the same period in 2002. Return on average stockholders' equity was 4.57% for the nine month period ended September 30, 2003 compared to 5.38% for the same period in 2002.

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

         Net interest income, on a tax equivalent basis, was $6,717 for the third quarter ended September 30, 2003, compared with $6,599 earned during the same period in 2002. This represented an increase of $118 or 1.8%. The improvement in net interest income is attributable to the quarter-over-quarter reduction of interest expense paid on interest bearing liabilities totaling $1,104 exceeding the quarter-over-quarter reduction of interest income earned on interest earning assets totaling $986.

         The $986 reduction in interest income resulted from a decrease of $1,112 related to rate partially offset by an increase of $126 due to volume. The majority of the change in interest income was related to a 44 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The $1,104 reduction in interest expense resulted from decreases of $1,103 associated with rate and $1 associated with volume. The majority of the change was attributable to a 79 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin increased 2 basis points to 3.76% in the third quarter 2003 from 3.74% during the same period in 2002. The relatively unchanged margin in the third quarter 2003 resulted primarily from a decrease in funding rates due to the continued low interest rate environment. Also contributing to the change were management's steps taken during the year to insulate net interest income against the potential for rising interest rates and the impact of refinance related prepayments and calls on mortgage-backed securities. The expectation of continued low interest rates is likely to maintain pressure on margins for the remainder of 2003.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2003 totaled $20,051, representing an increase of $567 or 2.9% over the $19,484 earned during the same period in 2002. The improvement in net interest income is attributable to the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $3,438 exceeding the year-over-year reduction of interest income earned on interest earning assets totaling $2,871. The net interest margin for the first nine months of 2003 increased 3 basis points to 3.77% compared to 3.74% for the same period in 2002.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME


                                                    For the Three Months Ended September 30,
                                            ----------------------------  ---------------------------
                                                         2003                         2002
                                            ----------------------------  ---------------------------
                                                       Interest                      Interest                 Change Due To:
                                            Average    Income/   Average   Average   Income/  Average   --------------------------
                                            Balance    Expense    Rate     Balance   Expense   Rate     Volume    Rate       Net
                                           ---------   --------  -------  ---------  -------  -------   -------  -------   -------
ASSETS

Interest-earning assets
 Interest-earning deposits                 $     186   $      1     2.13% $     211  $     1     1.88%  $    --  $    --         --
 Securities (1)
   Taxable                                   186,752      1,502     3.19    171,942    1,865     4.30       150     (513)      (363)
   Non-taxable (2)                            31,128        575     7.33     34,704      641     7.33       (20)     (46)       (66)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------
     Total securities (tax equivalent)       217,880      2,077     3.78    206,646    2,506     4.81       130     (559)      (429)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------
   Federal funds sold                          4,091         14     1.36      8,188       36     1.74       (15)      (7)       (22)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------
   Loans (3)(4)
     Commercial                              132,466      1,958     5.86    141,810    2,427     6.79      (152)    (317)      (469)
     Real estate                             310,517      5,396     6.89    291,544    5,323     7.24       337     (264)        73
     Installment and other                    43,006      1,046     9.65     52,056    1,185     9.03      (216)      77       (139)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------
       Gross loans (tax equivalent)          485,989      8,400     6.86    485,410    8,935     7.30       (31)    (504)      (535)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------
         Total interest-earning assets       708,146     10,492     5.88    700,455   11,478     6.50        84   (1,070)      (986)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------    -------

Noninterest-earning assets
 Cash and cash equivalents                    23,392                         20,943
 Premises and equipment, net                  14,991                         14,033
 Other assets                                 28,197                         21,802
                                           ---------                      ---------
   Total nonearning assets                    66,580                         56,778
                                           ---------                      ---------
     Total assets                          $ 774,726                      $ 757,233
                                           =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                              $  61,515   $     70     0.45% $  49,837  $   116     0.92%  $    23  $   (69)  $   (46)
 Money market accounts                       111,540        370     1.32     98,195      526     2.13        64     (220)     (156)
 Savings deposits                             49,284         87     0.70     49,383      149     1.20        --      (62)      (62)
 Time deposits                               314,715      2,369     2.99    342,450    3,266     3.78      (251)    (646)     (897)
 Federal funds purchased and
   repurchase agreements                       5,345         26     1.93      5,015       46     3.64         3      (23)      (20)
 Advances from FHLB                           72,657        771     4.21     57,047      690     4.80       173      (92)       81
 Notes payable                                 7,939         82     4.10      9,291       86     3.67       (13)       9        (4)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------   -------
   Total interest-bearing liabilities        622,995      3,775     2.40    611,218    4,879     3.17        (1)  (1,103)   (1,104)
                                           ---------   --------  -------  ---------  -------  -------   -------  -------   -------
Noninterest-bearing liabilities
 Noninterest-bearing deposits                 75,591                         72,165
 Other liabilities                             6,888                          6,307
                                           ---------                      ---------
   Total noninterest-bearing liabilities      82,479                         78,472
                                           ---------                      ---------
 Stockholders' equity                         69,252                         67,543
                                           ---------                      ---------
 Total liabilities and stockholders'
   equity                                  $ 774,726                      $ 757,233
                                           =========                      =========
 Net interest income (tax equivalent)                  $  6,717                      $ 6,599            $    85  $    33   $   118
                                                       ========                      =======            =======  =======   =======
 Net interest income (tax equivalent)
   to total earning assets                                          3.76%                        3.74%
                                                                 =======                      =======
 Interest-bearing liabilities to
   earning assets                              87.98%                         87.26%
                                           =========                      =========

----------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME


                                                     For the Nine Months Ended September 30,
                                            ---------------------------  --------------------------
                                                        2003                         2002
                                            ---------------------------  --------------------------
                                                      Interest                     Interest                  Change Due To:
                                            Average   Income/   Average   Average  Income/  Average   -----------------------------
                                            Balance   Expense    Rate     Balance  Expense   Rate      Volume      Rate       Net
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
ASSETS

Interest-earning assets
 Interest-earning deposits                  $    251  $      4     2.13% $    775  $      8    1.38%  $     (9)  $      5  $     (4)
 Securities (1)
   Taxable                                   190,825     5,079     3.56   163,593     5,507    4.50      1,174     (1,602)     (428)
   Non-taxable (2)                            31,748     1,776     7.48    35,033     1,936    7.39         18       (178)     (160)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
     Total securities (tax equivalent)       222,573     6,855     4.12   198,626     7,443    5.01      1,192     (1,780)     (588)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
   Federal funds sold                          4,817        42     1.17     8,145        95    1.56        (33)       (20)      (53)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
   Loans (3)(4)
     Commercial                              133,577     6,242     6.25   141,132     7,408    7.02       (382)      (784)   (1,166)
     Real estate                             303,318    15,731     6.93   296,491    16,490    7.44        569     (1,328)     (759)
     Installment and other                    46,479     3,291     9.47    51,576     3,592    9.31       (397)        96      (301)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
       Gross loans (tax equivalent)          483,374    25,264     6.99   489,199    27,490    7.51       (210)    (2,016)   (2,226)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
         Total interest-earning assets       711,015    32,165     6.05   696,745    35,036    6.72        940     (3,811)   (2,871)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
Noninterest-earning assets
 Cash and cash equivalents                    21,973                       19,835
 Premises and equipment, net                  14,525                       13,564
 Other assets                                 31,339                       21,326
                                            --------                     --------
   Total nonearning assets                    67,837                       54,725
                                            --------                     --------
     Total assets                           $778,852                     $751,470
                                            ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                                $56,171  $    227     0.54% $ 45,841  $    366    1.07%  $    108   $   (247) $   (139)
 Money market accounts                       106,648     1,161     1.46    81,030     1,275    2.10        470       (584)     (114)
 Savings deposits                             49,570       287     0.77    50,595       500    1.32        (10)      (203)     (213)
 Time deposits                               330,549     7,868     3.18   367,100    11,209    4.08     (1,039)    (2,302)   (3,341)
 Federal funds purchased and
   repurchase agreements                       6,401        96     2.01     4,930       124    3.36         45        (73)      (28)
 Advances from FHLB                           69,199     2,228     4.30    48,372     1,813    5.01        829       (414)      415
 Notes payable                                 8,054       247     4.10     9,294       265    3.81        (46)        28       (18)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
   Total interest-bearing liabilities        626,592    12,114     2.58   607,162    15,552    3.42        357     (3,795)   (3,438)
                                            --------  --------  -------  --------  -------- -------   --------   --------  --------
Noninterest-bearing liabilities
 Noninterest-bearing deposits                 74,808                       71,299
 Other liabilities                             7,691                        7,345
                                            --------                     --------
   Total noninterest-bearing liabilities      82,499                       78,644
                                            --------                     --------
 Stockholders' equity                         69,761                       65,664
                                            --------                     --------
 Total liabilities and stockholders'
   equity                                   $778,852                     $751,470
                                            ========                     ========
 Net interest income (tax equivalent)                 $ 20,051                     $ 19,484           $    583   $    (16) $    567
                                                      ========                     ========           ========   ========  ========
 Net interest income (tax equivalent) to
   total earning assets                                            3.77%                       3.74%
                                                                =======                     =======
 Interest-bearing liabilities to earning
   assets                                      88.13%                       87.14%
                                            ========                     ========

----------------------------

(1) Average balance and average rate on securities classified as available-for-sal is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

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

         The provision for loan losses charged to operating expense for the third quarter of 2003 totaled $4,356, an increase of $3,837 from the $519 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the nine months ended September 30, 2003 totaled $6,225, an increase of $3,169 from the $3,056 recorded during the same period a year ago.

         The provision for loan losses for the three months ended September 30, 2003 was largely attributable to the further deterioration of two impaired commercial credits previously identified in the Company's June 30, 2003 Form 10-Q. As a result of the continued deterioration of these two loan relationships, the Company specifically provided $3,500 to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits.

         The action comes as a result of management's ongoing workout analysis of these two commercial loan relationships and their current financial status and trends. Primary elements of the debtor corporations filed bankruptcy reorganization proceedings in early September. In both instances, these credits were worth substantially more as ongoing entities than the liquidation of their assets. During the third quarter, the $3,778 loan to a chain of retail convenience outlets was placed on non-accrual. The second credit, a $2,521 loan to a company which conducted business in the agricultural field was placed on nonaccrual status in the second quarter of 2003. The company essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off.

         Net charge-offs for the third quarter of 2003 were $2,527 compared with $1,225 in 2002. Annualized net charge-offs increased to 0.52% of average loans for the third quarter of 2003 compared to 0.25% in the same period in 2002. As previously discussed, the Company charged off $1,897 of the outstanding loan balance of the $2,521 loan to a company which conducted business in the agricultural field. This accounts for approximately 75% of the net charge-offs for the third quarter of 2003. Net charge-offs for the nine months ended September 30, 2003 were $3,593 compared with $2,543 in 2002. Annualized net charge-offs increased to 0.74% of average loans for the nine months ended September 30, 2003 compared to 0.52% in the same period in 2002.

         Management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio. While management currently believes its allowance for loan losses is adequate, the Company is currently reviewing its policies and procedures regarding identification and classification of impaired loans and its asset review process.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                 -----------------------   -----------------------
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
Service charges                  $      790   $      708   $    2,340   $    1,953
Merchant fee income                      39          330          528          881
Trust income                            180          180          503          551
Mortgage banking income               1,101          678        3,322        1,877
Insurance commissions and fees          580          558        1,815        1,602
Securities gains, net                    59          107          280          407
Other income                            510          499        2,157        1,630
                                 ----------   ----------   ----------   ----------
                                 $    3,259   $    3,060   $   10,945   $    8,901
                                 ==========   ==========   ==========   ==========

         Noninterest income totaled $3,259 for the three months ended September 30, 2003, compared to $3,060 for the same time frame in 2002. Excluding securities gains, noninterest income totaled $3,200 compared to $2,953 for the same period in 2002, representing an increase of $247 or 8.4%.

         The majority of the change to noninterest income was related to a $423 improvement in mortgage banking income. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Net gains on mortgage activities were higher in the third quarter of 2003 due to higher mortgage origination volume and lower interest rates. Originations for the third quarter of 2003 grew to $82,388 from $49,308 for the same period of 2002. Offsetting these gains, were noncash amortization charges in the carrying value of our mortgage servicing rights asset. These charges were due to increased refinancing activity, driven by the declining interest rate environment.

         Also contributing to the improvement were increases in service charges reflecting higher volumes of items drawn on customer accounts with insufficient funds, insurance and commissions income largely due to increased brokerage activity and revenue generated from incremental investments in bank-owned life insurance (included in other income). Offsetting these improvements were decreases in merchant fee income and ISP income due to the divestiture of these product lines in the second quarter.

         Noninterest income totaled $10,945 for the nine months ended September 30, 2003, compared to $8,901 for the same time frame in 2002. Excluding securities gains and the gains on sale of the ISP and POS product lines, noninterest totaled $10,355 compared to $8,494 for the same period in 2002, representing an increase of $1,861 or 21.9%. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    -----------------------   -----------------------
                                       2003         2002         2003         2002
                                    ----------   ----------   ----------   ----------
Salaries and employee benefits      $    4,256   $    3,747   $   12,065   $   11,354
Occupancy expense, net                     478          469        1,446        1,360
Furniture and equipment expense            518          474        1,535        1,349
Supplies and printing                      111          110          359          380
Telephone                                  199          241          737          768
Other real estate owned expense             --          544          168          718
Amortization of intangible assets           72          101          178          303
Other expenses                           1,527        1,754        4,859        5,129
                                    ----------   ----------   ----------   ----------
                                    $    7,161   $    7,440   $   21,347   $   21,361
                                    ==========   ==========   ==========   ==========

         Noninterest expense totaled $7,161 for the three months ended September 30, 2003, as compared to $7,440 for the same timeframe in 2002. This represented a decrease of $279 or 3.8%. A majority of the decrease in noninterest expense was due to a $544 decrease in other real estate owned expense due to the resolution of foreclosed assets. Also contributing to the change was a decrease in merchant expense due to the divestiture of the POS product line in the second quarter (included in other expenses).

         These decreases were partially offset by a $509 increase in salary and employee benefits related to variable commission expense resulting from higher production volume from the mortgage banking and financial services business lines. These areas of the Company operate at a lower gross profit margin and historically generate significant levels of noninterest income but also incur considerable noninterest expense. The remaining categories remained relatively stable with only slight quarter-over-quarter changes.

         Noninterest expense totaled $21,347 for the nine months ended September 30, 2003, decreasing by $14 or 0.1% from the same period in 2002. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for three months and nine months ended September 30, 2003 and 2002.

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             -----------------------    ----------------------
                                2003          2002         2003         2002
                             ----------    ---------    ---------    ---------
Income before income taxes   $   (1,759)   $   1,460    $   2,754    $   3,252
Applicable income taxes            (890)         314          370          612
Effective tax rates                  --         21.5%        13.4%        18.9%

         The Company recorded an income tax benefit of $890 and an income tax expense of $314 for the three months ended September 30, 2003 and 2002, respectively. The Company recorded income tax expense of $370 and $612 for the nine months ended September 30, 2003 and 2002, respectively. Effective tax rates equaled 13.4% and 18.9% respectively, for such periods.

         The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. Second, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $65 of preferred stock dividends for the three months ended September 30, 2003 and 2002, respectively. The Company paid $193 of preferred stock dividends for the nine months ended September 30, 2003 and 2002, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2003 and December 31, 2002.

                                    September 30, 2003
                              ---------------------------
                                   Net Interest Income
                              ---------------------------
                               Amount    Change    Change
                              -------   -------   -------
                                (Dollars in Thousands)
         +200 bp              $23,490   $   619      2.71%
         +100 bp               23,212       341      1.49
            Base               22,871        --        --
         -100 bp               22,403      (468)    (2.05)

         Based upon the Company's model at September 30, 2003, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $619 or 2.71%. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $468 or 2.05%. For the September 30, 2003 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

                                    December 31, 2002
                              ---------------------------
                                   Net Interest Income
                              ---------------------------
                               Amount    Change    Change
                              -------   -------   -------
                                (Dollars in Thousands)
         +200 bp              $26,146   $   822      3.25%
         +100 bp               25,857       533      2.10
            Base               25,324        --        --
         -100 bp               24,587      (737)    (2.91)
         -200 bp               23,796    (1,528)    (6.03)

         Based upon the Company's model at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $822 or 3.25%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $1,528 or 6.03%.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Financial Condition

     General

         As of September 30, 2003, the Company had total assets of $792,481, total gross loans of $483,042, total deposits of $622,952 and total stockholders' equity of $67,989. Total assets increased by $865 or 0.1% from year-end 2002. Total gross loans decreased by $187 or 0.1% from year-end 2002 and reflected tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Total deposits decreased by $19,006 or 3.0% from year-end 2002.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.


                                                                 2003                                  2002
                                                       ----------------------------------   -----------------------
                                                        Sept 30,     Jun 30,      Mar 31,     Dec 31,      Sep 30,
                                                       ----------  ----------   ----------  ----------   ----------
Nonaccrual loans                                       $    8,095  $    4,415   $    3,943  $    3,931   $    4,399
Loans 90 days past due and still accruing interest          2,108       1,748          129         829        1,237
                                                       ----------  ----------   ----------  ----------   ----------
     Total nonperforming loans                             10,203       6,163        4,072       4,760        5,636
Other real estate owned                                       145         320        1,260       1,557        2,524
                                                       ----------  ----------   ----------  ----------   ----------

     Total nonperforming assets                        $   10,348  $    6,483   $    5,332  $    6,317   $    8,160
                                                       ==========  ==========   ==========  ==========   ==========

Nonperforming loans to total end of period loans             2.11%       1.29%        0.86%       0.99%        1.15%
Nonperforming assets to total end of period loans            2.14        1.36         1.13        1.31         1.67
Nonperforming assets to total end of period assets           1.30        0.84         0.68        0.80         1.06


         The level of nonperforming loans at September 30, 2003 increased to $10,203 versus the $4,760 that existed as of December 31, 2002 and increased from $5,636 at September 30, 2002. The level of nonperforming loans to total end of period loans was 2.11% at September 30, 2003, as compared to 0.99% at December 31, 2002 and 1.15% at September 30, 2002. The reserve coverage ratio (allowance to nonperforming loans) was reported at 89.01% as of September 30, 2003 as compared to 120.79% as of September 30, 2002 and 135.50% as of December 31, 2002.

         As previously discussed in the Provision for Loan Loss Section of the MD&A, the Company increased its provision for loan losses for the third quarter of 2003. Approximately 94% or $3,895 of the $4,164 increase in nonaccrual loans, when compared to December 31, 2002, was due to the further deterioration of two impaired commercial credits previously identified in the Company's June 30, 2003 Form 10-Q. As a result of the continued deterioration of these two loan relationships, the Company specifically provided $3,500 to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits.

         The action comes as a result of management's ongoing workout analysis of these two commercial loan relationships and their current financial status and trends. Primary elements of the debtor corporations filed bankruptcy reorganization proceedings in early September. In both instances, these credits were worth substantially more as ongoing entities than the liquidation of their assets. During the third quarter, the $3,778 loan to a chain of retail convenience outlets was placed on non-accrual. The second credit, a $2,521 loan to a company which conducted business in the agricultural field was placed on nonaccrual status in the second quarter of 2003. The company essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off.

         The $1,412 decrease in other real estate owned, when compared to December 31, 2002, was primarily related to the sale of a single hotel property that was placed in other real estate owned in the fourth quarter of 2001.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, loans that management has classified as impaired totaled $2,920 at September 30, 2003 as compared to $3,725 at December 31, 2002. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

         At September 30, 2003, the allowance for loan losses was $9,082 or 1.88% of total loans as compared to $6,450 or 1.33% at December 31, 2002, and $6,808 or 1.39% at September 30, 2002. The change from December 31, 2002 is due to the increase in impaired loans previously discussed and as a result, additional provisions have been made to the allowance for loan losses.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities offset by those provided by operating activities and financing activities, resulted in a net decrease in cash and cash equivalents of $5,256 from December 31, 2002 to September 30, 2003.

         During the first nine months of 2003, the Company experienced net cash outflows of ($20,448) in investing activities primarily due to purchases of securities. In contrast, net cash inflows were provided by $13,061 in operating activities due to proceeds from net loans sales and net income; and $2,131 in financing activities due to increases in repurchase agreements and FHLB advances partially offset by a net decrease in deposits.

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2003 was $67,989, a decrease of $75 or 0.1%, from December 31, 2002. The stockholders' equity decrease was largely the result of earnings for the first nine months of 2003 less dividends paid to shareholders and a decrease in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 8.9% at September 30, 2003, compared to 8.6% at December 31, 2002. Book value per common share equaled $16.87 at September 30, 2003, a slight decrease from $16.97 at the end of 2002.

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

     Capital Measurements

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.80% and 12.20%, respectively, at September 30, 2003. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         As of September 30, 2003, the Tier 2 risk-based capital was comprised of $6,964 in allowance for loan losses (limited to 1.25% of risk-weighted assets) and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments.

         The following table sets forth an analysis of the Holding Company's capital ratios:

                                                                 December 31,                Minimum         Well
                                         September 30,   ----------------------------        Capital      Capitalized
                                            2003             2002            2001            Ratios         Ratios
                                        ------------     ------------    ------------        ------         ------
Tier 1 risk-based capital               $     60,165     $     58,755    $     55,911
Tier 2 risk-based capital                      7,795            7,281           7,126
                                        ------------     ------------    ------------
Total capital                                 67,960           66,036          63,037
Risk-weighted assets                         557,086          557,620         540,626
Capital ratios
     Tier 1 risk-based capital                 10.80%           10.54%          10.34%        4.00%          6.00%
     Tier 2 risk-based capital                 12.20            11.84           11.66         8.00          10.00
     Leverage ratio                             7.63             7.48            7.54         4.00           5.00

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Recent Regulatory and Accounting Developments

         The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", and Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities," both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards the Company's operating results or financial condition was not be materially affected.

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated statement of financial condition or consolidated statement of income.

         In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. Management believes the implementation of FIN 46 will not have a material impact on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 21 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2003. While management concluded that the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing its policies and procedures regarding identification and classification of impaired loans and its asset review process in an effort to avoid subsequent changes to previously reported financial results.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1     Certification of Dewey R. Yaeger required by Rule 13a - 14(a).

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

         Reports on Form 8-K:

         On August 15, 2003, the Company filed a Form 8-K/A, under Item 9 "Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition)" reporting that on July 18, 2003 the Company had issued a press release entitled "UNIONBANCORP, INC. REPORTS RECORD SECOND QUARTER EARNINGS" announcing its preliminary results of operations for the quarter ended June 30, 2003. A copy of the press release was furnished as Exhibit 99.1 to a report on Form 8-K filed by UnionBancorp, Inc. on July 21, 2003. This report on Form 8-K/A amends the report on Form 8-K filed by UnionBancorp, Inc. on July 21, 2003 to restate in its entirety the press release furnished as Exhibit
         99.1 thereto.

         On July 21, 2003, the Company filed a Form 8-K, under Item 9 "Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition)" reporting that the Company had issued a press release to report its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2003.


                                       UNIONBANCORP, INC.

                                       By: /s/ DEWEY R. YAEGER
                                           -------------------------------------
                                           Dewey R. Yaeger
                                           President and Principal Executive
                                           Officer

                                       By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Vice President and Principal
                                           Financial and Accounting Officer

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX

                                       TO

                          QUARTERLY REPORT ON FORM 10-Q

Exhibit
  No.      Description
  ---      -----------

 31.1      Certification of Dewey R. Yaeger required by Rule 13a - 14(a).

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