Form 10-K
period 2003-12-31
UNIONBANCORP INC
filed 2004-03-24
CIK 1019650

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

                   For the fiscal year ended December 31, 2003
                         Commission File Number: 0-28846

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

                   321 West Main Street Ottawa, Illinois 61350
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         As of March 1, 2004, the Registrant had issued and outstanding 4,034,500 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second quarter, was $35,946,060.*

* Based on the last reported price $20.00 of an actual transaction in the Registrant's Common Stock on June 30, 2003, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's 2003 Annual Report to Stockholders (the "2003 Annual Report") are incorporated by reference into Part II of this Form 10-K.

         Certain portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

                               UNIONBANCORP, INC.

                                 Form 10-K Index

                                                                            Page
                                                                            ----

PART I

Item 1.       Description of Business.......................................  1
              A.    The Company
              B.    Regulation and Supervision

Item 2.       Properties.................................................... 11
Item 3.       Legal Proceedings............................................. 12
Item 4.       Submission of Matters to a Vote of Security Holders........... 12

PART II

Item 5.       Market for Registrant's Common Equity and
                    Related Stockholder Matters............................. 12
Item 6.       Selected Consolidated Financial Data.......................... 14
Item 7.       Management's Discussion and Analysis of Results of Operations
                    and Financial Condition................................. 14
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk..... 42
Item 8.       Financial Statements and Supplementary Data................... 42
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................... 81
Item 9A.      Controls and Procedures....................................... 81

PART III

Item 10.      Directors and Executive Officers of the Registrant............ 81
Item 11.      Executive Compensation........................................ 82
Item 12.      Security Ownership of Certain Beneficial Owners and
                    Management.............................................. 82
Item 13.      Certain Relationships and Related Transactions................ 82
Item 14.      Principal Accountant Fees and Services........................ 82
Item 15.      Exhibits, Financial Statement Schedules and Reports
                    On Form 8-K............................................. 83

                                     PART I

Item 1.           Description of Business

General

The Company, a Delaware corporation, is a regional financial services organization based in Ottawa, Illinois, encompassing three bank subsidiaries (the "Banks") and one non-bank subsidiary, UnionFinancial Services & Trust Company ("UnionFinancial"). Together, these entities serve customers in twenty-five bank locations and one non-bank location from the far Western suburbs of the Chicago metropolitan area across Central and Northern Illinois to the Mississippi River in Western Illinois, with banking, trust, insurance, investment and electronic offerings. The Banks and UnionFinancial are collectively referred to as the "Subsidiaries."

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

During the fourth quarter of 2001, the Company completed the integration between UnionFinancial Services, Inc. and UnionTrust Corporation. The newly formed UnionFinancial Services & Trust Company is headquartered in Peru, Illinois and offers a complete line of insurance, brokerage and trust services. Also during 2001, in order to create a flatter, more efficient organizational structure, UnionData Corp, Inc. collapsed its charter and was, subsequently, absorbed by the holding company. It is now known as the Information Technology division of UnionBancorp, Inc. Continuing its cash management offerings, the department placed a renewed emphasis on improving the internal infrastructure of the organization, under the direction of a three-year technology plan.

In March of 2003, the Company completed phase one of a two-phase bank charter consolidation initiative. UnionBank/Central was successfully merged into the existing UnionBank in an effort to streamline backroom processes, enhance efficiencies and achieve greater economies of scales. Seamless to our customers, the process has alleviated many intra-company transactions, financial reporting functions and loan participations, while creating a flatter organizational structure. UnionBank/Northwest and UnionBank/West are slated to merge into UnionBank during the first quarter of 2004.

The sale of the Company's Merchant Point of Sale (POS) product was completed in May of 2003. This action was initiated to more effectively reallocate capital and to more effectively mitigate risk to the Company. Under the agreement, the Company will still be able to offer the product and will share in revenues via referral fees and a revenue sharing agreement based on the activity merchants experience.

In June of 2003, the Company entered into an arrangement to sell its book of ISP customers to a local Internet Service Provider (ISP). This action came as a result of the Company's decision to focus its Information Technology division more heavily on core business initiatives, while continuing to ensure that customers are receiving the highest level of service possible.

The Company's newest branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs, officially opened for business in December of 2003. The facility is located in the new Yorkville Marketplace development at the intersection of Routes 34 and 47, the most highly trafficked intersection in Kendall County. The 6,500 square foot branch is a full-service bank that offers retail banking services, mortgage lending, asset management and business banking with extended hours for customer convenience.

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

The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community establishment. In each of the Company's twenty-five locations, customers have access to a wide range of products and services aimed at meeting the demands of a diverse market base. Committed to the concept of one stop financial shopping, customers can ascertain assistance on their banking, trust, insurance and investment needs from the Company's experienced staff or enjoy the convenience of online services from the comfort of their own homes. With its continued growth and evolution, the Company also remains rooted in its strong presence in the communities it serves. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates this ongoing commitment. Management believes that, together, these qualities distinguish the Company from its competitors and will enable the Company to compete successfully in its market area against other regional and interstate institutions.

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

Employees

At December 31, 2003, the Company employed 373 full-time equivalent employees. The Company places high priority on staff development, which involves extensive training on product offerings, customer service, management practices and leadership skills. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee programs and benefits, and management considers its employee relations to be excellent.

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

The Company

General. The Company, as the sole stockholder of UnionBank; Prairie, as the sole stockholder of UnionBank/Northwest; and Country, as the sole stockholder of UnionBank/West, are each bank holding companies. As bank holding companies, the Company, Prairie and Country are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company, Prairie and Country are expected to act as a source of financial strength to their respective bank subsidiaries and to commit resources to support their respective bank subsidiaries in circumstances where the Company, Prairie or Country might not do so absent such policy. Under the BHCA, the Company, Prairie and Country are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of their respective operations and such additional information as the Federal Reserve may require. The Company, Prairie and Country are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

The BHCA also generally prohibits the Company, Prairie and Country from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted to bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

The GLB Act specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking or managing or controlling banks, as to be a proper incident thereto.

The GLB Act changed federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also established a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

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

As of December 31, 2003, the Company, Prairie and Country each had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                Risk-Based                   Leverage
                               Capital Ratio               Capital Ratio
                               -------------               -------------

         Company                   12.2%                        7.7%

         Prairie                   18.1%                       11.7%

         Country                   13.2%                        7.7%

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2003, the FICO assessment rate for both SAIF members ranged between approximately 0.0152% of deposits and approximately 0.0168% of deposits. During the year ended December 31, 2003, the Banks paid FICO assessments totaling $98,149.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2003, the Banks paid supervisory assessments to the Commissioner totaling $112,370.

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

During the year ended December 31, 2003, none of the Banks was required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2003, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                   Risk-Based                Leverage
                                  Capital Ratio            Capital Ratio
                                  -------------            -------------

         UnionBank                    12.8%                     8.8%

         UnionBank/ West              13.2%                     7.3%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2003, each of the Banks was well capitalized, as defined by Federal Reserve regulations.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines and had approximately $5.2 million available to be paid as dividends to the Company by the Banks as of December 31, 2003. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Illinois law permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. Certain states permit out-of-state banks to establish de novo branches or acquire branches from another bank. Illinois law currently does not permit out-of-state banks to establish branches in Illinois in this manner, but Illinois-chartered banks may branch into other states in this manner if the law of the state in which the branch will be established or acquired so authorizes and does not require a reciprocal provision under Illinois law.

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

The GLB Act also authorizes insured state banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated insured depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least

"satisfactory" and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank's holding company and its subsidiaries.

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:

         o for the first $6.6 million of net transaction accounts, there is no reserve;
         o for net transaction accounts totaling over $6.6 million and up to $45.5 million, a reserve of 3%; and
         o for net transaction accounts totaling in excess of $45.5 million, a reserve requirement of $1.164 million plus 10% against that portion of the total transaction accounts greater than $45.4 million

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserves is to reduce the Banks' interest earning assets.

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

UnionFinancial, through its trust division, conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The Fiduciaries Act requires UnionFinancial, among other things, to maintain a minimum level of capital, as determined by the Commissioner, and to obtain the approval of the Commissioner before opening branch offices for conducting trust activities or acquiring another trust company. The trust division is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations.

Item 2.           Properties

At December 31, 2003, the Company operated twenty-five banking offices and one non-bank office in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by one of the Banks and are not subject to any mortgage or material encumbrance, with the exception of six offices that are leased located in LaSalle and Adams counties. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE                  MARKETS SERVED                   PROPERTY/TYPE LOCATION
---------                  --------------                   ----------------------

The Company                                                 Administrative Office:  Ottawa, IL

UnionBank                  Bureau, DeKalb, Grundy,          Main Office: Streator, IL
                           Kane, Kendall, LaSalle,
                           Livingston, Madison and          Seventeen banking offices located in
                           Whiteside Counties               markets served.

UnionBank/West             Adams, Hancock,                  Main Office: Macomb, IL
                           McDonough, Pike and
                           Schuyler Counties                Six banking offices located in markets
                                                            served.

UnionBank/Northwest        Jo Daviess County                Main Office: Hanover, IL

                                                            Two banking offices located in markets
                                                            served.

UnionFinancial Services    Adams, Bureau, Kendall,          Main Office: Peru, IL
& Trust Company            LaSalle and Schuyler Counties    Offices located in Clayton, Mendota,
                                                            Ottawa, Princeton, Quincy, Rushville,
                                                            Sandwich and Streator IL.

In addition to the banking locations listed above, the Banks own thirty-two automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2003, the properties and equipment of the Company had an aggregate net book value of approximately $16.6 million.

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

There were no items submitted to a vote of security holders in the fourth quarter of 2003.

                                     PART II

Item 5.           Market For Registrant's Common Equity And Related Stockholder
                  Matters

The Company's Common Stock was held by approximately 595 stockholders of record as of March 1, 2004, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                                   Stock Sales
                                              ---------------------
                                                                        Cash
                                                 High        Low      Dividends
                                              ---------   ---------   ---------

2002
  First Quarter ...........................   $   15.00   $   13.73   $   0.070
  Second Quarter ..........................       15.70       14.25       0.080
  Third Quarter ...........................       15.95       14.56       0.080
  Fourth Quarter ..........................       16.01       14.75       0.080

2003
  First Quarter ...........................   $   16.86   $   15.15   $   0.080
  Second Quarter ..........................       20.48       16.05       0.090
  Third Quarter ...........................       22.52       19.25       0.090
  Fourth Quarter ..........................       24.04       20.00       0.090

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

The information from the 2004 Proxy Statement under the caption "Existing Equity Compensation Plans" on page 6 is incorporated by reference.

Item 6.           Selected Consolidated Financial Data

Selected consolidated financial data for the five years ended December 31, 2003, consisting of data captioned "Selected Consolidated Financial Data" on page 6 of the Company's 2003 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion provides additional information regarding the operations and financial condition of UnionBancorp, Inc. (the "Company") for the three years ended December 31, 2003. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Allowance for Loan Losses: The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan and lease portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience . The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss models. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

     Fourth Quarter

During the fourth quarter, the Company announced the appointment of Dewey R. Yaeger to the position of President and Chief Executive Officer of UnionBancorp, Inc. Mr. Yaeger first joined the Company in April 2003 as a Senior Vice President and Chief Credit Officer and brings with him a proven track record of high quality performance in his 40 plus year banking career.

The Company has filed applications with the Federal Reserve Bank and the Illinois Office of Banks and Real Estate to merge UnionBank/West and UnionBank/Northwest, stand-alone bank subsidiaries, into the Company's flagship bank, UnionBank. Consolidation of these entities is expected to provide several benefits to the organization including an improved utilization of personnel as a result of the consolidation of various backroom functions, which will result in a reduction in duplicated job functions and a lessening of various administrative and operational tasks. Simplified financial reporting, the elimination of inter-company banking transactions and a flatter, more efficient management structure will improve the Company's workflow, while an increased legal lending limit and additional product and service offerings in our cross-over markets will be advantageous to our existing and future customer base. The transaction is expected to be consummated late in the first quarter of 2004. Since UnionBank/West and UnionBank/Northwest are under common control, the merger will be accounted for at the carrying amount which will have no impact on the consolidated financial statements.

The Company's newest branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs, officially opened for business in December of 2003. Aimed at providing one-stop financial shopping to our customers, the Yorkville site will deliver convenience and financial security by offering our full line of financial services including banking, trust, insurance and investment products. The facility is located in the new Yorkville Marketplace development at the intersection of Routes 34 and 47.

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

Results of Operations

     Net Income

         2003 compared to 2002. Net income equaled $2,130 or $0.48 per diluted share for the year ended December 31, 2003. This compares to net income of $4,044 or $0.94 per diluted share for the year ended December 31, 2002. This represents a 47.3% decrease in net income and a 48.9% decrease in per share earnings.

The Company's annual results were adversely impacted by a $4,662 increase in the provision for loan losses as compared to 2002. This increase during the year was primarily due to the deterioration of two impaired commercial credits identified in the Company's June 30, 2003 Form 10-Q, downgrades of various other credits, and the lingering effects of the soft economy within several markets that the Company is currently operating.

Positively contributing to earnings were increases in operating performance of the mortgage banking division and other fee based revenue product-lines and a decrease in costs associated with other real estate owned ("OREO"). These improvements were partially offset by operating losses at UnionFinancial and an increase in salaries and employee benefits incurred to support the growing level of business activity and continued investments in the Company.

Return on average assets was 0.28% for the year ended December 31, 2003 compared to 0.53% for the same period in 2002. Return on average stockholders' equity was 3.16% for the year ended December 31, 2003 compared to 6.11% for the same period in 2002.

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

Return on average assets was 0.53% for the year ended December 31, 2002 compared to 0.59% for the same period in 2001. Return on average stockholders' equity was 6.11% for the year ended December 31, 2002 compared to 7.04% for the same period in 2001.

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

         2003 compared to 2002. Net interest income, on a tax equivalent basis, was $26,066 for the year ended December 31, 2003, compared with $26,289 earned during the same period in 2002. This represented a decrease of $223 or 0.1%. The decrease in net interest income is attributable to the year-over-year reduction of income earned on interest earning assets totaling $4,512 exceeding the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $4,289.

The $4,512 reduction in interest income resulted from a decrease of $4,963 related to rate, partially offset by an increase of $451 due to volume. The majority of the change in interest income was related to a 62 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The $4,289 reduction in interest expense resulted from decreases of $4,451 associated with rate partially offset by an increase of $162 associated with volume. The majority of the change was attributable to an 86 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

The net interest margin decreased 9 basis points to 3.65% for the year ended December 31, 2003 from 3.74% during the same period in 2002. The decline resulted primarily from a decrease in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. The expectation of continued low interest rates is likely to maintain pressure on margins for 2004.

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

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2003, 2002 and 2001. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME

                                                                       For the Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                      2003                           2002                           2001
                                          ----------------------------   ----------------------------   ----------------------------
                                                     Interest                       Interest                       Interest
                                           Average    Income/  Average    Average    Income/  Average    Average    Income/  Average
                                           Balance    Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                          --------   --------   ------   --------   --------   ------   --------   --------   ------
ASSETS
Interest-earning assets
  Interest-earning deposits               $    237   $      5    2.11%   $  1,573   $     28    1.78%   $  1,130   $     53    4.69%
  Securities (1)
    Taxable                                196,195      6,805    3.47     167,895      7,350    4.38     152,650      8,602    5.64
    Nontaxable (2)                          31,239      2,323    7.44      34,866      2,579    7.40      39,884      2,988    7.49
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
    Total securities (tax equivalent)      227,434      9,128    4.01     202,761      9,929    4.90     192,534     11,590    6.02
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
  Federal funds sold                         4,442         50    1.13       9,079        147    1.62       4,640        143    3.08
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
    Loans (3)(4)
      Commercial                           133,543      8,148    6.10     140,937      9,707    6.89     148,598     12,365    8.32
      Real estate                          303,777     20,373    6.71     297,318     21,796    7.33     300,066     25,167    8.39
    Installment and other                   45,023      4,259    9.46      52,105      4,868    9.34      55,984      5,628   10.05
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
        Gross loans (tax equivalent)       482,343     32,780    6.80     490,360     36,371    7.42     504,648     43,160    8.55
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
          Total interest-earning assets    714,456     41,963    5.87     703,773     46,475    6.60     702,952     54,946    7.82
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----

Noninterest-earning assets
  Cash and cash equivalents                 21,735                         19,551                         19,539
  Premises and equipment, net               14,923                         13,727                         11,913
  Other assets                              30,604                         22,888                         21,169
                                          --------                       --------                       --------
    Total non-interest-earning assets       67,262                         56,166                         52,621
                                          --------                       --------                       --------

      Total assets                        $781,718                       $759,939                       $755,573
                                          ========                       ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                            $ 53,917   $    295    0.55%   $ 48,350  $     472    0.98%   $ 45,526   $    843    1.85%
  Money market accounts                    109,700      1,544    1.41      87,633      1,767    2.02      53,282      1,514    2.84
  Savings deposits                          49,334        373    0.76      50,444        622    1.23      46,921        989    2.11
  Time $100,000 and over                   157,824      4,703    2.98     151,438      5,815    3.84     179,427      9,581    5.34
  Other time deposits                      174,921      5,538    3.17     210,990      8,470    4.01     224,474     12,752    5.68
  Federal funds purchased and
   repurchase agreements                     6,776        122    1.80       4,794        170    3.55       2,475         80    3.23
  Advances from FHLB                        70,019      2,997    4.28      51,611      2,514    4.87      54,064      3,030    5.60
  Notes payable                              7,912        325    4.11       9,040        356    3.94       9,719        596    6.13
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
    Total interest-bearing liabilities     630,403     15,897    2.52     614,300     20,186    3.29     615,888     29,385    4.77
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
Noninterest-bearing liabilities
  Non-interest-bearing deposits             74,855                         72,253                         67,577
  Other liabilities                          7,084                          7,201                          8,857
                                          --------                       --------                       --------
    Total non-interest-bearing
     liabilities                            81,939                         79,454                         76,434
                                          --------                       --------                       --------
  Stockholders' equity                      69,376                         66,185                         63,251
                                          --------                       --------                       --------

  Total liabilities and stockholders'
   equity                                 $781,718                       $759,939                       $755,573
                                          ========                       ========                       ========
  Net interest income (tax equivalent)               $ 26,066                       $ 26,289                       $ 25,561
                                                     ========                       ========                       ========
  Net interest income (tax equivalent)
   to total earning assets                                       3.65%                          3.74%                          3.64%
                                                                =====                          =====                          =====
  Interest-bearing liabilities to
   earning assets                            88.24%                         87.29%                         87.61%
                                          ========                       ========                       ========

-----------------------------------
(1) Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

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

                                       RATE/VOLUME ANALYSIS OF
                                         NET INTEREST INCOME

                                                   For the Years Ended December 31,
                                 --------------------------------------------------------------------
                                      2003 Compared to 2002               2002 Compared to 2001
                                 --------------------------------    --------------------------------
                                          Change Due to                       Change Due to
                                 --------------------------------    --------------------------------
                                  Volume       Rate         Net       Volume       Rate         Net
                                 --------    --------    --------    --------    --------    --------
Interest income:
   Interest-earning deposits     $    (27)   $      4    $    (23)   $     16    $    (41)   $    (25)
   Investment securities:
      Taxable                       1,124      (1,669)       (545)        801      (2,053)     (1,252)
      Nontaxable                        2        (258)       (256)       (212)       (197)       (409)
   Federal funds sold                 (61)        (36)        (97)         93         (89)          4
   Loans                             (587)     (3,004)     (3,591)     (1,198)     (5,591)     (6,789)
                                 --------    --------    --------    --------    --------    --------

      Total interest income           451      (4,963)     (4,512)       (500)     (7,971)     (8,471)
                                 --------    --------    --------    --------    --------    --------

Interest expense:
   NOW accounts                        49        (226)       (177)         49        (420)       (371)
   Money market accounts              384        (607)       (223)        778        (525)        253
   Savings deposits                   (14)       (235)       (249)         70        (437)       (367)
   Time, $100,000 and over            237      (1,349)     (1,112)     (1,345)     (2,421)     (3,766)
   Other time                      (1,318)     (1,614)     (2,932)       (727)     (3,555)     (4,282)
   Federal funds purchased and
    repurchase agreements              55        (103)        (48)         81           9          90
   Advances from FHLB                 815        (332)        483        (133)       (383)       (516)
   Notes payable                      (46)         15         (31)        (39)       (201)       (240)
                                 --------    --------    --------    --------    --------    --------

      Total interest expense          162      (4,451)     (4,289)     (1,266)     (7,933)     (9,199)
                                 --------    --------    --------    --------    --------    --------

         Net interest income     $    289    $   (512)   $   (223)   $    766    $    (38)   $    728
                                 ========    ========    ========    ========    ========    ========

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

         2003 compared to 2002. The 2003 provision for loan losses charged to operating expense totaled $8,236, an increase of $4,662 in comparison to the $3,574 recorded during the same period a year ago. The Company's provisions were largely attributable to the deterioration of two impaired commercial credits identified in the Company's June 30, 2003 Form 10-Q. As a result of the deterioration of these two loan relationships, the Company specifically provided

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

$3,500 to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits. The action comes as a result of management's ongoing workout analysis of these two commercial loan relationships and their current financial status and trends. Primary elements of the debtor corporations filed bankruptcy reorganization proceedings in early September. In both instances, these credits were worth substantially more as ongoing entities than the liquidation of their assets. During the third quarter, the $3,778 loan to a chain of retail convenience outlets was placed on non-accrual. The second credit, a $2,521 loan to a company which conducted business in the agricultural field was placed on nonaccrual status in the second quarter of 2003. The company essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off.

In addition, the Company provided $2,000 to its allowance for loan losses during the fourth quarter of 2003 after an ongoing review of the overall credit quality in the loan portfolio noted a continued deterioration in several seasoned credits during the quarter, downgrades of various other credits, and lingering effects of the soft economy within several markets that the Company is currently operating. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors.

Net charge-offs for the year ended December 31, 2003 were $5,675 compared with $3,419 in the same period of 2002. Annualized net charge-offs increased to 1.18% of average loans for 2003 compared to 0.70% in the same period in 2002. The increased level of net charge-offs, as compared to 2002, resulted from the impact of the weak economic climate and greater scrutiny by management in identifying problem credits for our watch list. As these credits continued to deteriorate, management actively sought methods of improving problem credits or recognized the need to charge-off non-bankable assets. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated. Other factors included an increase in the number of bankruptcies due to the soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors.

Management remains watchful of credit quality issues and believes that current issues within the portfolio are reflective of a challenging economic environment. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. Management continues to monitor the loan portfolio. While management currently believes its allowance for loan losses is adequate, the Company is continually reviewing its policies and procedures regarding identification and classification of impaired loans and its asset review process.

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

         Noninterest Income. Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------

Service charges                                   $  3,090   $  2,812   $  2,748
Merchant fee income                                    560      1,185      1,095
Trust income                                           701        775        687
Mortgage banking income                              3,947      2,843      2,096
Insurance commissions and fees                       2,318      2,188      2,407
Securities gains (losses), net                         281        407        798
Other income                                         2,822      2,245      2,089
                                                  --------   --------   --------

    Total noninterest income                      $ 13,719   $ 12,455   $ 11,920
                                                  ========   ========   ========

         2003 compared to 2002. Noninterest income totaled $13,719 for the year ended December 31, 2003, as compared to $12,455 for the same timeframe in 2002. This represented an increase of $1,264 or 10.1%. Excluding net securities gains of $281 in 2003 and $407 in 2002, noninterest income shows a year-over-year increase of $1,390 or 11.5%. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of securities gains, increased to 34.8% versus 31.9% for 2002.

The majority of the change to noninterest income was related to a $1,104 improvement in mortgage banking income. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Originations for 2003 grew to $241,864 from $183,481 for the same period of 2002. Net gains on mortgage activities were higher in 2003 due to higher mortgage origination volume and lower interest rates. Offsetting these gains, were noncash amortization charges in the carrying value of our mortgage servicing rights asset. These charges were due to increased refinancing activity, driven by the declining interest rate environment.

Also contributing to the improvement were increases in service charges reflecting higher volumes of items drawn on customer accounts with insufficient funds, insurance and commissions income largely due to increased brokerage activity and revenue generated from incremental investments in bank-owned life

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

insurance (included in other income). Offsetting these improvements were decreases in merchant fee income and ISP income due to the divestiture of these product lines in the second quarter of 2003. The remaining categories remained relatively stable with only slight year-over-year changes.

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

         Noninterest Expense. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------

Salaries and employee benefits                    $ 16,020   $ 15,284   $ 13,700
Occupancy expense, net                               2,138      1,868      1,751
Furniture and equipment expenses                     2,094      1,820      1,632
Supplies and printing                                  541        525        608
Telephone                                              874      1,074        773
Other real estate expense                              178        919        162
Amortization of intangible assets                      247        245        945
Other expense                                        6,515      7,291      6,641
                                                  --------   --------   --------

    Total noninterest expense                     $ 28,607   $ 29,026   $ 26,212
                                                  ========   ========   ========

         2003 compared to 2002. Noninterest expense totaled $28,607 for the year ended December 31, 2003, as compared to $29,026 for the same timeframe in 2002. This represented a decrease of $419 or 1.4%.

A majority of the decrease in noninterest expense was due to a $741 decrease in other real estate owned expense due to the resolution of foreclosed assets during the year. Also contributing to the change were decreases of $581 decrease in merchant expense due to the divestiture of the POS product line in the second quarter of 2003 (included in other expenses) and $200 in telephone expense.

These decreases were partially offset by a $736 increase in salary and employee benefits related to variable commission expense resulting from higher production volume from the mortgage banking and financial services business lines. These areas of the Company operate at a lower gross profit margin and historically generate significant levels of noninterest income but also incur considerable noninterest expense. The remaining categories remained relatively stable with only slight year-over-year changes.

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

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------

Income before income taxes                     $  2,001    $  5,178    $  5,991
Applicable income taxes                            (129)      1,134       1,537
Effective tax rates                                  --        21.9%       25.7%

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

        Preferred Stock Dividends. The Company paid $193 of preferred stock dividends in 2003 and $257 of preferred stock dividends in 2002 and 2001.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market interest rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2003 and 2002 for the various rate shock levels.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

December 31, 2003                                  Net Interest Income
-----------------                          -----------------------------------
                                            Amount       Change        Change
                                           --------     --------      --------
                                                 (Dollars in Thousands)

     +200 bp                               $ 22,270     $   (420)        (1.85)%
     +100 bp                                 22,512         (178)        (0.79)
     Base                                    22,690           --            --
     -100 bp                                 22,570         (120)        (0.53)

Based on the Company's model at December 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.85% or approximately $420. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $120 or 0.53%. For the December 31, 2003 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

Net interest income would be adversely affected initially by a significant increase in interest rates due to the recent desire by investors to commit funds to short-term deposits, or transactional accounts that are immediately subject to changes in interest rates. The Company has correspondingly kept its investments shorter in terms of final maturity, but many of the variable rate investments, such as adjustable rate mortgages, are not subject immediately to a change in interest rates. Subsequent to the initial adverse impact of higher interest rates, principal payments on amortizing securities and maturities of non-amortizing securities will allow reinvestment at the new higher level of interest rates. Also the adjustable rate securities will ultimately have coupons adjusted to the higher level of interest rates to also beneficially impact net interest income. If interest rates stay at higher levels, the Company would ultimately reprice a greater amount of assets than liabilities adjusting to the higher level of interest rates.

Additionally, net interest income would be adversely impacted by a decline in interest rates due to the explicit or implicit options in assets it holds. The Company earns a higher yield on callable agency securities due to the additional interest paid by the issuer to retain the right to call a security should interest rates decline. Likewise, a borrower with a fixed rate mortgage or other type of loan retains the option to prepay the mortgage or loan should interest rates decline. The reinvestment by the Company in a lower yielding asset available at the lower level of interest rates adversely impacts net interest income.

December 31, 2002                                  Net Interest Income
-----------------                          -----------------------------------
                                            Amount       Change        Change
                                           --------     --------      --------
                                                 (Dollars in Thousands)

     +200 bp                               $ 26,146     $    822          3.25%
     +100 bp                                 25,857          533          2.10
     Base                                    25,324           --            --
     -100 bp                                 24,587         (737)        (2.91)
     -200 bp                                 23,796       (1,528)        (6.03)

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Financial Condition

         General. As of December 31, 2003, the Company had total assets of $793,422, gross loans of $476,812, total deposits of $638,032, and total stockholders' equity of $68,047. Total assets increased by $1,806 or 0.2% from year-end 2002. Total gross loans decreased $6,417 or 1.3% from year-end 2002 and reflected tighter underwriting standards, an overall softening of loan demand, and normal paydowns. Total deposits decreased by $3,926 or 0.6% from year-end 2002.

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

                                    (Dollars in Thousands)
                                        LOAN PORTFOLIO

                                                Aggregate Principal Amount
                            ------------------------------------------------------------------
                                                       December 31,
                            ------------------------------------------------------------------
                               2003          2002          2001          2000          1999
                            ----------    ----------    ----------    ----------    ----------
Commercial                  $  105,767    $  100,189    $  107,382    $  117,534    $  103,842
Agricultural                    33,766        36,467        40,563        38,479        38,328
Real estate:
    Commercial mortgages       134,985       147,253       150,878       134,942       126,645
    Construction                30,674        24,486        23,676        19,322        15,786
    Agricultural                37,092        34,688        34,611        39,658        38,847
    1-4 family mortgages        94,163        87,411        94,368        99,237       102,695
Installment                     37,415        49,949        50,961        53,276        43,644
Other                            2,950         2,786         2,529         2,646         2,615
                            ----------    ----------    ----------    ----------    ----------
                               476,812       483,229       504,968       505,094       472,402
Unearned income                     --            --            --            --            (7)
                            ----------    ----------    ----------    ----------    ----------
Total loans                    476,812       483,229       504,968       505,094       472,395
Allowance for loan losses       (9,011)       (6,450)       (6,295)       (6,414)       (3,691)
                            ----------    ----------    ----------    ----------    ----------

    Loans, net              $  467,801    $  476,779    $  498,673    $  498,680    $  468,704
                            ==========    ==========    ==========    ==========    ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                Aggregate Principal Amount
                            ------------------------------------------------------------------
                                            Percentage of Total Loan Portfolio
                            ------------------------------------------------------------------
                                                       December 31,
                            ------------------------------------------------------------------
                               2003          2002          2001          2000          1999
                            ----------    ----------    ----------    ----------    ----------
Commercial                       22.18%        20.73%        21.27%        23.27%        21.98%
Agricultural                      7.08          7.55          8.03          7.62          8.11
Real estate:
    Commercial mortgages         28.31         30.47         29.88         26.72         26.81
    Construction                  6.43          5.07          4.69          3.83          3.34
    Agricultural                  7.78          7.18          6.85          7.85          8.22
    1-4 family mortgages         19.75         18.08         18.69         19.65         21.74
Installment                       7.85         10.34         10.09         10.55          9.24
Other loans                       0.62          0.58          0.50          0.51          0.56
                            ----------    ----------    ----------    ----------    ----------

    Gross loans                 100.00%       100.00%       100.00%       100.00%       100.00%
                            ==========    ==========    ==========    ==========    ==========


As of December 31, 2003 and 2002, commitments of the Banks under standby letters of credit and unused lines of credit totaled approximately $100,169 and $104,560, respectively.

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2003 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                                 Within       1 to 5       After 5
                                 1 Year        Years        Years        Total
                               ----------   ----------   ----------   ----------

Commercial                     $   72,572   $   30,440   $    2,755   $  105,767
Agricultural                       25,702        7,543          521       33,766
Real estate                       139,811      135,530       21,573      296,914
Installment                        17,310       23,008           47       40,365
                               ----------   ----------   ----------   ----------

    Total                      $  255,395   $  196,521   $   24,896   $  476,812
                               ==========   ==========   ==========   ==========

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2003 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                 Within       1 to 5       After 5
                                 1 Year        Years        Years        Total
                               ----------   ----------   ----------   ----------

Fixed rate                     $   79,596   $   84,182   $   15,283   $  179,061
Variable rate                     174,326      110,813        4,463      289,602
Nonaccrual                          1,472        1,525        5,152        8,149
                               ----------   ----------   ----------   ----------

    Total                      $  255,394   $  196,520   $   24,898   $  476,812
                               ==========   ==========   ==========   ==========

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

The level of nonperforming loans at December 31, 2003 increased to $8,477 versus the $4,760 that existed as of December 31, 2002. The level of nonperforming loans to total end of period loans was 1.78% at December 31, 2003, as compared to 0.99% at December 31, 2002. The reserve coverage ratio (allowance to nonperforming loans) was reported at 106.30% as of December 31, 2003 as compared to 135.50% as of December 31, 2002.

As previously discussed in the Provision for Loan Loss Section of the MD&A, the Company increased its provision for loan losses during 2003. The action primarily comes as a result of management's ongoing workout analysis of the two

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

previously mentioned commercial loan relationships and their current financial status and trends. Primary elements of the debtor corporations filed bankruptcy reorganization proceedings in early September. In both instances, these credits were worth substantially more as ongoing entities than the liquidation of their assets. During the third quarter, the $3,778 loan to a chain of retail convenience outlets was placed on non-accrual. The second credit, a $2,521 loan to a company which conducted business in the agricultural field was placed on nonaccrual status in the second quarter of 2003. The company essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off.

The $1,330 decrease in other real estate owned, when compared to December 31, 2002, was primarily related to the sale of a single hotel property that was placed in other real estate owned in the fourth quarter of 2001.

         Other Potential Problem Loans. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $5,086 at December 31, 2003 as compared to $3,725 at December 31, 2002. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The following table sets forth a summary of nonperforming assets at December 31, 2003:

                                            NONPERFORMING ASSETS
                                           (Dollars in Thousands)

                                                                           December 31,
                                                     --------------------------------------------------------
                                                       2003        2002        2001        2000        1999
                                                     --------    --------    --------    --------    --------
Nonaccrual loans                                     $  8,149    $  3,931    $  7,259    $  5,777    $  2,949
Loans 90 days past due and still accruing interest        328         829       1,616       2,102         566
                                                     --------    --------    --------    --------    --------
   Total nonperforming loans                            8,477       4,760       8,875       7,879       3,515
Other real estate owned                                   227       1,557       1,886         467         523
                                                     --------    --------    --------    --------    --------

   Total nonperforming assets                        $  8,704    $  6,317    $ 10,761    $  8,346    $  4,038
                                                     ========    ========    ========    ========    ========

Nonperforming loans to total loans                       1.78%       0.99%       1.76%       1.56%       0.74%
Nonperforming assets to total loans                      1.83        1.31        2.13        1.65        0.85
Nonperforming assets to total assets                     1.10        0.80        1.44        1.10        0.57

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2003:

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)

                                                             Number     Net Book
                                                               of       Carrying
                                                             Parcels      Value
                                                            --------    --------

Developed property                                                 2    $    227
Vacant land or unsold lots                                        --          --
                                                            --------    --------
    Total other real estate owned                                  2    $    227
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

The unallocated allowance recognizes estimated probable inherent but undetected losses in the loan portfolio. The decrease in the unallocated allowance in 2003 relative to the allocated allowance and to the 2002 unallocated allowance reflects a refinement in the overall allowance calculation process as more of the total balance is being allocated to particular loan categories.

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

At December 31, 2003, the allowance for loan losses was $9,011 or 1.89% of total loans as compared to $6,450 or 1.33% at December 31, 2002. The change from December 31, 2002 is due to the increase in impaired loans previously discussed and as a result, additional provisions have been made to the allowance for loan losses.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table presents a detailed analysis of the Company's allowance for loan losses.

                                        ALLOWANCE FOR LOAN LOSSES
                                         (Dollars in Thousands)

                                                                 December 31,
                                      ------------------------------------------------------------------
                                         2003          2002          2001          2000          1999
                                      ----------    ----------    ----------    ----------    ----------
Beginning balance                     $    6,450    $    6,295    $    6,414    $    3,691    $    3,858

Charge-offs:
   Commercial                              4,791         2,561         3,202         1,663         1,186
   Real estate mortgages                     626           683           977           144           346
   Installment and other loans               812           634           496           444           340
                                      ----------    ----------    ----------    ----------    ----------
      Total charge-offs                    6,229         3,878         4,675         2,251         1,872
                                      ----------    ----------    ----------    ----------    ----------

Recoveries:
   Commercial                                415           354           312            37            79
   Real estate mortgages                      46            41            10             3            22
   Installment and other loans                93            64            73            76            82
                                      ----------    ----------    ----------    ----------    ----------
      Total recoveries                       554           459           395           116           183
                                      ----------    ----------    ----------    ----------    ----------

Net charge-offs                            5,675         3,419         4,280         2,135         1,689
                                      ----------    ----------    ----------    ----------    ----------
Provision for loan losses                  8,236         3,574         4,161         4,858         1,522

Ending balance                        $    9,011    $    6,450    $    6,295    $    6,414    $    3,691
                                      ==========    ==========    ==========    ==========    ==========

Period end total loans, net of
 unearned interest                    $  476,812    $  483,229    $  504,968    $  505,094    $  472,395
                                      ==========    ==========    ==========    ==========    ==========

Average loans                         $  482,343    $  490,360    $  504,648    $  485,489    $  440,284
                                      ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs to
 average loans                              1.18%         0.70%         0.85%         0.44%         0.38%
Ratio of provision for loan losses
 to average loans                           1.71          0.73          0.82          1.00          0.35
Ratio of allowance for loan losses
 to ending total loans                      1.89          1.33          1.25          1.27          0.78
Ratio of allowance for loan losses
 to total nonperforming loans             106.30        135.50         70.93         81.41        105.01
Ratio of allowance at end of period
 to average loans                           1.87          1.32          1.25          1.32          0.84

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

                                             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                       (Dollars in Thousands)

                                                                        December 31,
                        -----------------------------------------------------------------------------------------------------------
                                2003                  2002                  2001                  2000                  1999
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                     Loan                  Loan                  Loan                  Loan                  Loan
                                   Category              Category              Category              Category              Category
                                   to Gross              to Gross              to Gross              to Gross              To Gross
                         Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Commercial              $  4,935      58.93%  $  2,863      28.28%  $  3,499      29.30%  $  3,903      30.89%  $  1,114      30.09%
Real estate                2,846      33.99      2,110      60.80      1,786      60.11      1,412      58.05      1,290      60.11
Installment and other
 loans                       593       7.08        719      10.92        537      10.59        511      11.06        393       9.80
Unallocated                  637         --        758         --        473         --        588         --        894         --
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------

   Total                $  9,011     100.00%  $  6,450     100.00%  $  6,295     100.00%  $  6,414     100.00%  $  3,691     100.00%
                        ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

         Securities Activities. The Company's consolidated securities portfolio, which represented 31.8% of the Company's average earning asset base as of December 31, 2003, as compared to 28.8% in the same period of 2002, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment.

The exposure of capital to market valuation adjustments has been reduced by the reduction in relative size of the portfolio, the shortening of the average life of the securities by the passage of time and the sale of floating rate securities with lower lifetime caps. In addition, some of the callable securities that have been purchased have shorter final maturities, which also reduce the sensitivity of the Economic Value of Equity (EVE) to changes in the level of interest rates. Securities classified as available-for-sale, carried at fair value, were $252,248 at December 31, 2003 compared to $227,229 at December 31, 2002. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table describes the composition of securities by major category and maturity.

                                         SECURITIES PORTFOLIO
                                        (Dollars in Thousands)

                                                              December 31,
                                -----------------------------------------------------------------------
                                         2003                     2002                     2001
                                ---------------------    ---------------------    ---------------------
                                               % of                     % of                     % of
                                  Amount    Portfolio      Amount    Portfolio      Amount    Portfolio
                                ---------   ---------    ---------   ---------    ---------   ---------
Available-for-Sale
  U.S. Treasury                 $      --          --%   $   1,025        0.45%   $   1,036        0.56%
  U.S. government agencies
   and corporations                30,270       12.00       46,817       20.60       43,400       23.30
  U.S. government agency
   mortgage backed securities     158,305       62.76      113,579       49.98       86,278       46.32
  States and political
   Subdivisions                    29,723       11.78       34,589       15.22       37,344       20.05
  Collateralized mortgage
   obligations                      5,972        2.37        3,889        1.71       12,366        6.64
  Corporate bonds                  10,598        4.20       10,480        4.62           --          --
  Other securities                 17,380        6.89       16,850        7.42        5,858        3.13
                                ---------   ---------    ---------   ---------    ---------   ---------

     Total                      $ 252,248      100.00%   $ 227,229      100.00%   $ 186,282      100.00%
                                =========   =========    =========   =========    =========   =========

The following table sets forth the contractual, callable or estimated maturities and yields of the securities portfolio as of December 31, 2003. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                          MATURITY SCHEDULE
                                       (Dollars in Thousands)

                                                                     Maturing
                         ------------------------------------------------------------------------------------------------
                                                    After 1 but          After 5 but
                            Within 1 Year         Within 5 Years       Within 10 Years        After 10 Years       Total
                         -------------------   -------------------   -------------------   -------------------   --------
                          Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield     Amount
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Available-for-Sale
U.S. Treasury            $     --         --%  $     --         --%  $     --         --%  $     --         --%  $     --
U.S. government
  agencies and
  corporations                 --         --     29,263      3.750      1,007      6.040         --         --     30,270
U.S. government
  agency mortgage
  backed securities            --         --         --         --         --         --    158,305      3.420    158,305
States and political
  Subdivisions (1)          3,129      6.130     14,047      5.900     10,492      5.910      2,055      7.640     29,723
Collateralized
  mortgage obligations         --         --         --         --         --         --      5,972      3.650      5,972
Corporate Bonds             2,070      6.850      8,528      5.620         --                    --         --     10,598
Equity securities              --         --         --         --         --         --     17,380      4.570     17,380
                         --------              --------              --------              --------              --------

    Total                $  5,199              $ 51,838              $ 11,499              $183,712              $252,248
                         ========              ========              ========              ========              ========

---------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $620,551 for 2003, representing a decrease of $557 or 0.1% compared with the average balance of total deposits for 2002.

The following table sets forth certain information regarding the Banks' average deposits.

                                                        AVERAGE DEPOSITS
                                                     (Dollars in Thousands)

                                                              For the Years Ended December 31,
                           -----------------------------------------------------------------------------------------------------
                                         2003                               2002                               2001
                           -------------------------------    -------------------------------    -------------------------------
                                          %        Average                   %        Average                   %        Average
                            Average      of         Rate       Average      of         Rate       Average      of         Rate
                            Amount      Total       Paid       Amount      Total       Paid       Amount      Total       Paid
                           --------   --------    --------    --------   --------    --------    --------   --------    --------
Non-interest-bearing
 demand deposits           $ 74,855      12.06%         --%     72,253      11.63%         --%   $ 67,577      10.95%         --%
Savings accounts             49,334       7.95        0.76      50,444       8.12        1.23      46,921       7.60        2.11
Interest-bearing
 demand deposits            163,617      26.37        1.12     135,983      21.89        1.65      98,808      16.01        2.38
Time, less than $100,000    174,921      28.19        3.17     210,990      33.98        4.01     224,474      36.37        5.68
Time, $100,000 or more      157,824      25.43        2.98     151,438      24.38        3.84     179,427      29.07        5.34
                           --------   --------    --------    --------   --------    --------    --------   --------    --------

    Total deposits         $620,551     100.00%       2.01%   $621,108     100.00%       2.76%   $617,207     100.00%       4.16%
                           ========   ========    ========    ========   ========    ========    ========   ========    ========

As of December 31, 2003, average time deposits over $100,000 represented 25.4% of total average deposits, compared with 24.4% of total average deposits as of December 31, 2002. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary banks and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2003.

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

    Three months or less                                              $   68,381
    Over three months through six months                                  38,155
    Over six months through twelve months                                 26,160
    Over twelve months                                                    30,556
                                                                      ----------

        Total                                                         $  163,252
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

                           RETURN ON EQUITY AND ASSETS

                                                         For the Years Ended
                                                             December 31,
                                                      --------------------------
                                                       2003      2002      2001
                                                      ------    ------    ------

Return on average assets                               0.28%     0.53%     0.59%
Return on average equity                               3.16      6.11      7.04
Average equity to average assets                       8.87      8.71      8.37
Dividend payout ratio for common stock                74.39     32.59     25.59


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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities offset by those provided by operating activities and financing activities, resulted in a net decrease in cash and cash equivalents of $16,764 from December 31, 2002 to December 31, 2003.

During 2003, the Company experienced net cash outflows of $33,789 in investing activities primarily due to purchases of securities. In contrast, net cash inflows were provided by $13,846 in operating activities due to proceeds from net loans sales and net income; and $3,179 in financing activities due to an increase in FHLB advances partially offset by a net decrease in deposits.

The Banks' securities portfolios, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2003, 25.6% of the Banks' interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Banks' liquidity could be adversely affected. Currently, the maturities of the Banks' large time deposits are spread throughout the year, with 41.9% maturing in the first quarter of 2004, 23.4% maturing in the second quarter of 2004, 16.0%

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

maturing in the third and fourth quarters of 2004, and the remaining 18.7% maturing thereafter. The Banks monitor those maturities in an effort to minimize any adverse effect on liquidity.

The Company's borrowings included notes payable at December 31, 2003 in the principal amount of $7,275 payable to the Company's principal correspondent bank. The note is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Banks.

The Company's principal source of funds for repayment of the indebtedness is dividends from the Banks. At December 31, 2003, approximately $5,200 was available for dividends without regulatory approval.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2003.

                                                           Payments Due by Period
                                          ---------------------------------------------------------
                                           Within 1                             After
Contractural Obligations                     Year     1-3 Years   4-5 Years    5 Years      Total
                                          ---------   ---------   ---------   ---------   ---------
Long-term debt                            $   7,275   $      --   $      --   $      --   $   7,275
FHLB Advances                                20,550      25,200      18,500       8,200      72,450
                                          ---------   ---------   ---------   ---------   ---------

    Total contractual cash obligations    $  27,825   $  25,200   $  18,500   $   8,200   $  79,725
                                          =========   =========   =========   =========   =========


                                                 Amount of Commitment Expiration per Period
                                          ---------------------------------------------------------
                                           Within 1                             After
Off-Balance Sheet Financial Instruments      Year     1-3 Years   4-5 Years    5 Years      Total
                                          ---------   ---------   ---------   ---------   ---------
Lines of credit                           $  62,308   $  11,405   $   3,924   $  18,780   $  96,417
Standby letters of credit                     3,538          78         136          --       3,752
                                          ---------   ---------   ---------   ---------   ---------

    Total commercial commitments          $  65,846   $  11,483   $   4,060   $  18,780   $ 100,169
                                          =========   =========   =========   =========   =========

Capital Resources

     Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at December 31, 2003 was $68,047, a decrease of $17 or 0.1%, from December 31, 2002. The stockholders' equity decrease was largely the result of earnings for 2003 less dividends paid to shareholders and a $1,030 decrease in accumulated other comprehensive income. Average equity as a percentage of average assets was 8.9% at December 31, 2003, compared to 8.7% at December 31, 2002. Book value per common share equaled $16.77 at December 31, 2003, a slight decrease from $16.97 at the end of 2002.

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

     Capital Measurements

The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.75% and 12.15%, respectively, at December 31, 2003. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2003, the Tier 2 risk-based capital was comprised of $6,959 in allowance for loan losses (limited to 1.25% of risk-weighted assets) and $831 of Mandatory Redeemable Series B Preferred Stock. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

The following table sets forth an analysis of the Company's capital ratios:

                                 RISK-BASED CAPITAL RATIOS
                                  (Dollars in Thousands)

                                          December 31,               Minimum      Well
                                --------------------------------     Capital   Capitalized
                                  2003        2002        2001       Ratios      Ratios
                                --------    --------    --------    --------    --------
Tier 1 risk-based capital       $ 59,851    $ 58,755    $ 55,911
Tier 2 risk-based capital          7,790       7,281       7,126
Total capital                     67,641      66,036      63,037
Risk-weighted assets             556,729     557,620     540,626
Capital ratios
    Tier 1 risk-based capital       10.8%       10.5%       10.3%        4.0%        6.0%
    Tier 2 risk-based capital       12.2        11.8        11.7         8.0        10.0
    Leverage ratio                   7.7         7.5         7.5         4.0         5.0

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

Item 8.           Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors Report...................................................43

Consolidated Balance Sheets (December 31, 2003 and 2002) .....................44

Consolidated Statements of Income
         (For the years December 31, 2003, 2002 and 2001).....................45

Consolidated Statements of Stockholders' Equity
         (For the years December 31, 2003, 2002 and 2001).....................46

Consolidated Statements of Cash Flows
         (For the years December 31, 2003, 2002 and 2001).....................48

Notes.........................................................................50

                               Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference by Note 21 to the Notes to Consolidated Financial Statements contained herein.

[COMPANY LOGO OMITTED] Crowe


     Crowe Chizek and Company LLC
     Member Horwath International




                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
UnionBancorp, Inc.

We have audited the accompanying consolidated balance sheets of UnionBancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.




                                       /s/ CROWE CHIZEK AND COMPANY LLC


Oak Brook, Illinois
January 23, 2004

UNIONBANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002 (In Thousands, Except Share and Per Share Data)
                                                                      2003          2002
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $   22,198    $   38,962
Securities available-for-sale                                         252,248       227,229
Loans                                                                 476,812       483,229
Allowance for loan losses                                              (9,011)       (6,450)
                                                                   ----------    ----------
    Net loans                                                         467,801       476,779
Cash value of life insurance                                           14,379        13,776
Mortgage servicing rights                                               2,775         2,640
Premises and equipment, net                                            16,576        14,055
Goodwill                                                                7,642         7,642
Intangible assets, net                                                  1,232           873
Other real estate                                                         227         1,557
Other assets                                                            8,344         8,103
                                                                   ----------    ----------

    Total assets                                                   $  793,422    $  791,616
                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Non-interest-bearing                                       $   89,424    $   90,606
        Interest-bearing                                              548,608       551,352
                                                                   ----------    ----------
            Total deposits                                            638,032       641,958
    Federal funds purchased and securities sold under
     agreements to repurchase                                           1,533         3,588
    Federal Home Loan Bank advances                                    72,450        61,750
    Notes payable                                                       7,873         8,275
    Series B mandatory redeemable preferred stock                         831            --
    Other liabilities                                                   4,656         7,150
                                                                   ----------    ----------
        Total liabilities                                             725,375       722,721

Series B mandatory redeemable preferred stock                              --           831
                                                                   ----------    ----------

Stockholders' equity
    Preferred stock                                                        --            --
    Series A Convertible Preferred Stock (aggregate liquidation
     preference of $2,762)                                                500           500
    Series C Preferred Stock                                               --            --
    Common stock, $1 par value, 10,000,000 shares authorized;
     4,627,613 and 4,571,209 shares issued in 2003 and 2002             4,628         4,571
    Surplus                                                            22,484        21,856
    Retained earnings                                                  43,609        43,113
    Accumulated other comprehensive income                              2,141         3,171
    Unearned compensation under stock option plans                         (2)          (23)
                                                                   ----------    ----------
                                                                       73,360        73,188
    Treasury stock, at cost, 600,763 shares at December 31, 2003
     and 590,263 shares at December 31, 2002                           (5,313)       (5,124)
                                                                   ----------    ----------
        Total stockholders' equity                                     68,047        68,064
                                                                   ----------    ----------

            Total liabilities and stockholders' equity             $  793,422    $  791,616
                                                                   ==========    ==========


See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002, and 2001 (In Thousands, Except Per Share Data)
                                                        2003        2002       2001
-------------------------------------------------------------------------------------
Interest income
   Loans                                              $ 32,693    $ 36,283   $ 43,059
   Securities
      Taxable                                            6,805       7,377      8,655
      Exempt from federal income taxes                   1,533       1,702      1,972
   Federal funds sold and other                             55         147        143
                                                      --------    --------   --------
      Total interest income                             41,086      45,509     53,829

Interest expense
   Deposits                                             12,453      17,145     25,680
   Federal funds purchased and securities sold
    under agreements to repurchase                         122         170         80
   Advances from the Federal Home Loan Bank              2,997       2,514      3,030
   Notes payable and other                                 389         357        595
                                                      --------    --------   --------
      Total interest expense                            15,961      20,186     29,385
                                                      --------    --------   --------
Net interest income                                     25,125      25,323     24,444
Provision for loan losses                                8,236       3,574      4,161
                                                      --------    --------   --------
Net interest income after provision for loan losses     16,889      21,749     20,283

Noninterest income
   Service charges                                       3,090       2,812      2,748
   Merchant fee income                                     560       1,185      1,095
   Trust income                                            701         775        687
   Mortgage banking income                               3,947       2,843      2,096
   Insurance and brokerage commissions and fees          2,318       2,188      2,407
   Securities gains, net                                   281         407        798
   Other income                                          2,822       2,245      2,089
                                                      --------    --------   --------
                                                        13,719      12,455     11,920
Noninterest expenses
   Salaries and employee benefits                       16,020      15,284     13,700
   Occupancy, net                                        2,138       1,868      1,751
   Furniture and equipment                               2,094       1,820      1,632
   Supplies and printing                                   541         525        608
   Telephone                                               874       1,074        773
   Other real estate owned                                 178         919        162
   Amortization of intangible assets                       247         245        945
   Other                                                 6,515       7,291      6,641
                                                      --------    --------   --------
                                                        28,607      29,026     26,212
                                                      --------    --------   --------

Income before income taxes                               2,001       5,178      5,991

Income taxes                                              (129)      1,134      1,537
                                                      --------    --------   --------

Net income                                               2,130       4,044      4,454
Preferred stock dividends                                  193         257        257
                                                      --------    --------   --------

Net income for common stockholders                    $  1,937    $  3,787   $  4,197
                                                      ========    ========   ========
Basic earnings per common share                       $   0.48    $   0.95   $   1.06
                                                      ========    ========   ========
Diluted earnings per common share                     $   0.48    $   0.94   $   1.05
                                                      ========    ========   ========


See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001 (In Thousands, Except Share Data)

----------------------------------------------------------------------------------------------------------------------------

                                                                                            Unearned
                                 Series A                                    Accumulated  Compensation
                               Convertible                                       Other        Under
                                Preferred    Common                Retained  Comprehensive    Stock     Treasury
                                   Stock      Stock     Surplus    Earnings     Income    Option Plans    Stock       Total
                                 --------   --------   --------    --------    --------     --------    --------    --------
Balance
 January 1, 2001                      500      4,556     21,734      37,437          61         (129)     (5,124)     59,035

  Common stock dividends               --         --         --      (1,074)         --           --          --      (1,074)
  Preferred stock dividends            --         --         --        (257)         --           --          --        (257)
  Exercise of stock options
   (13,508 shares)                     --         13        107          --          --           --          --         120
  Amortization of un-
   earned compensation
   under stock option plans-           --         --         --          --          --           61          --          61
Comprehensive income
  Net income                           --         --         --       4,454          --           --          --       4,454
  Net increase in fair value
   of securities classified as
   available-for-sale, net of
   income taxes and reclassi-
   fication adjustments                --         --         --          --       1,475           --          --       1,475
                                                                                                                    --------
     Total comprehensive
      income                                                                                                           5,929
                                 --------   --------   --------    --------    --------     --------    --------    --------

Balance,
 December 31, 2001                    500      4,569     21,841      40,560       1,536          (68)     (5,124)     63,814

  Common stock dividends               --         --         --      (1,234)         --           --          --      (1,234)
  Preferred stock dividends -          --         --         --        (257)         --           --          --        (257)
  Exercise of stock options
   (1,890 shares)                      --          2         15          --          --           --          --          17
  Amortization of un-
   earned compensation
   under stock option plans            --         --         --          --          --           45          --          45
Comprehensive income
  Net income                           --         --         --       4,044          --           --          --       4,044
  Net increase in fair value
   of securities classified as
   available-for-sale, net of
   income taxes and reclassi-
   fication adjustments                --         --         --          --       1,635           --          --       1,635
                                                                                                                    --------
     Total comprehensive
      income                                                                                                           5,679
                                 --------   --------   --------    --------    --------     --------    --------    --------

Balance,
 December 31, 2002                    500      4,571     21,856      43,113       3,171          (23)     (5,124)     68,064


(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001 (In Thousands, Except Share Data)

----------------------------------------------------------------------------------------------------------------------------

                                                                                            Unearned
                                 Series A                                    Accumulated  Compensation
                               Convertible                                       Other        Under
                                Preferred    Common                Retained  Comprehensive    Stock     Treasury
                                   Stock      Stock     Surplus    Earnings     Income    Option Plans    Stock       Total
                                 --------   --------   --------    --------    --------     --------    --------    --------
Balance,
 December 31, 2002               $    500   $  4,571   $ 21,856    $ 43,113    $  3,171     $    (23)   $ (5,124)   $ 68,064

  Common stock dividends               --         --         --      (1,441)         --           --          --      (1,441)
  Preferred stock dividends            --         --         --        (193)         --           --          --        (193)
  Exercise of stock options
   (56,404 shares)                     --         57        628          --          --           --          --         685
  Amortization of un-
   earned compensation
   under stock option plans            --         --         --          --          --           21          --          21
  Purchase of 10,500 shares
   of treasury stock                   --         --         --          --          --           --        (189)       (189)
Comprehensive income
  Net income                           --         --         --       2,130          --                       --       2,130
  Net decrease in fair value-
   of securities classified as
   available-for-sale, net of
   income taxes and reclassi-
   fication adjustments                --         --         --          --      (1,030)          --          --      (1,030)
                                                                                                                    --------
     Total comprehensive
      income                                                                                                           1,100
                                 --------   --------   --------    --------    --------     --------    --------    --------

Balance,
 December 31, 2003               $    500   $  4,628   $ 22,484    $ 43,609    $  2,141     $     (2)   $ (5,313)   $ 68,047
                                 ========   ========   ========    ========    ========     ========    ========    ========


See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001 (In Thousands)
                                                               2003          2002          2001
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                               $    2,130    $    4,044    $    4,454
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                               1,685         1,501         1,356
      Amortization of intangible assets                            247           245           945
      Amortization of mortgage servicing rights                 (1,732)         (955)         (609)
      Amortization of unearned compensation under
       stock option plans                                           21            45            61
      Amortization of bond premiums, net                         1,719         1,437           644
      Federal Home Loan Bank stock dividend                       (325)         (196)         (203)
      Provision for loan losses                                  8,236         3,574         4,161
      Provision for deferred income taxes                         (616)           73           344
      Securities gains, net                                       (281)         (407)         (798)
      Loss on sale of real estate acquired in
       settlement of loans                                         168           376            26
      Gain on sale of loans                                     (4,727)       (2,909)       (1,961)
      Net loans originated for sale                              8,365           512        (1,712)
      Change in assets and liabilities
        (Increase) decrease in other assets                       (314)        1,468          (178)
        Decrease in other liabilities                             (730)         (827)       (3,062)
                                                            ----------    ----------    ----------
          Net cash provided by operating activities             13,846         7,981         3,468

Cash flows from investing activities
   Securities
      Proceeds from maturities and paydowns                     64,500        76,218       129,934
      Proceeds from sales                                       72,398        19,640        21,582
      Purchases                                               (164,690)     (134,977)     (145,321)
   Net (decrease) increase in loans                             (3,106)       18,268          (481)
   Purchase of premises and equipment                           (4,186)       (3,105)       (1,854)
   Purchase of bank-owned life insurance, net                       73       (11,462)           --
   Proceeds from sale of real estate acquired in
    settlement of loans                                          1,372         2,401           974
   Acquisition of insurance agency, net of debt assumed           (150)           --            --
                                                            ----------    ----------    ----------
      Net cash provided by (used in) investing activities      (33,789)      (33,017)        4,834


(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001 (In Thousands)
                                                               2003          2002          2001
--------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase (decrease) in deposits                      $   (3,926)   $   29,814    $  (23,859)
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase          (2,055)          959         2,104
   Net increase in advances from the
    Federal Home Loan Bank                                      10,700         9,000         9,342
   Payments on notes payable                                      (550)       (1,000)       (1,000)
   Proceeds from notes payable                                     148            --            --
   Dividends on common stock                                    (1,441)       (1,234)       (1,074)
   Dividends on preferred stock                                   (193)         (257)         (257)
   Proceeds from exercise of stock options                         685            17           120
   Purchase of treasury stock                                     (189)           --            --
                                                            ----------    ----------    ----------
      Net cash provided by (used in) financing activities        3,179        37,299       (14,624)
                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents           (16,764)       12,263        (6,322)

Cash and cash equivalents
   Beginning of year                                            38,962        26,699        33,021
                                                            ----------    ----------    ----------

   End of year                                              $   22,198    $   38,962    $   26,699
                                                            ==========    ==========    ==========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                              $   16,453    $   21,205    $   31,180
      Income taxes                                               1,850           474         1,082
   Transfers from loans to other real estate owned                 210         2,449         2,359


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

Basis of presentation
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries UnionBank, UnionBank/West, and UnionBank/Northwest. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, value of mortgage servicing rights, and fair values of financial instruments are particularly subject to change.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Interest income is reported net of amortization of premiums and accretion of discounts. Gains or losses from the sale of securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Derivatives
-----------

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedge transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. At December 31, 2003 and 2002, the Company had no material derivative instruments.

Loan commitments and related financial instruments
--------------------------------------------------

Financial instruments include off-balance-sheet credit instruments such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Loans
-----

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans originated and intended for sale in the secondary market are reported at the lower of cost or market, on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage servicing rights
-------------------------

Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Foreclosed assets
-----------------

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and equipment
----------------------

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Building and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Company-owned life insurance
----------------------------

The Company has invested in company-owned life insurance policies, for which the Company is also the beneficiary, on certain members of management. Company-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an aggregate face value of 36.4 million and $36.1 million with an approximate cash surrender value of $14.1 million and $13.8 million at December 31, 2003 and 2002, respectively.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Goodwill and other intangible assets
------------------------------------

Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002 and October 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2003 and 2002 was $690,000.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and insurance company acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is ten years.

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

                                                         2003         2002         2001
                                                      ----------   ----------   ----------
     Net income as reported for common stockholders   $    1,937   $    3,787   $    4,197
     Deduct: stock-based compensation expense
       determined under fair value based method               95          131          135
                                                      ----------   ----------   ----------

     Pro forma net income                             $    1,842   $    3,656   $    4,062
                                                      ==========   ==========   ==========

     Basic earnings per common share as reported      $     0.48   $     0.95   $     1.06
     Pro forma basic earnings per common share              0.46         0.92         1.02

     Diluted earnings per common share as reported          0.48         0.94         1.05
     Pro forma diluted earnings per common share            0.45         0.91         1.01

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                         2003         2002         2001
                                                      ----------   ----------   ----------
     Fair value                                       $     4.93   $     3.92   $     3.98
     Risk-free interest rate                                2.27%        3.72%        4.90%
     Expected option life                                      5            6            7
     Expected stock price volatility                       26.04%       26.99%       29.58%
     Dividend yield                                         1.65%        2.03%        2.03%

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The Company has the following classes of preferred stock issued or authorized:

     Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2003 and 2002. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 99,769 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

     Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2003 and 2002. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or ten years after the original issuance date of the Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

     The Company adopted FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities, during the fourth quarter of 2003.

     Statement 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations not in the form of shares to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares. To comply with this statement, the Company reclassified 831 shares of Series B mandatory redeemable preferred stock into liabilities for balance sheet presentation for the 2003 year. In addition, the dividends in the fourth quarter of 2003 were reclassified to interest expense.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

     Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2003 and 2002. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) and will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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

Fair value of financial instruments
-----------------------------------

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.


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

Adoption of new accounting standards
------------------------------------

During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 132 (revised
2003), Employers' Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees; and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of these new standards did not materially affect the Company's operating results or financial condition.

Operating segments
------------------

Internal financial information is primarily reported and aggregated in the following lines of business: banking, mortgage banking, financial services, and other.

Reclassifications
-----------------

Certain items in the financial statements as of and for the years ended December 31, 2002 and 2001 have been reclassified, with no effect on net income, to conform with the current year presentation.

Note 2.  Business Acquisitions and Divestitures

On May 22, 2003, the Company sold its Internet Service Provider ("ISP") product line. The Company sold the related assets of the product line, subscriber accounts, and the "sainet.net" and "udnet.net" domains for approximately $364. The Company recorded a gain of approximately $237 on the sale.

On October 31, 2003, the Company purchased the assets of the Howard Marshall Agency including Walnut Street Securities. The Company purchased the customer lists of Howard Marshall and Walnut Street for a total of $580 and fixed assets totaling $20. In addition, an additional $125 can be paid on the fifth anniversary of the closing date if certain performance criteria are met. This acquisition was incorporated into UnionFinancial Services & Trust Company.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                Gross         Gross
                                                   Fair      Unrealized    Unrealized
                                                   Value        Gains        Losses
                                                ----------   ----------    ----------
Available-for-sale
   December 31, 2003
      U.S. government agencies                  $   30,270   $      403    $       --
      States and political subdivisions             29,723        1,473           (42)
      U.S. government agency mortgage-backed
       securities                                  158,305        1,392          (398)
      Collateralized mortgage obligations            5,972           65           (40)
      Equity securities                             17,380           23            --
      Corporate                                     10,598          620            --
                                                ----------   ----------    ----------

                                                $  252,248   $    3,976    $     (480)
                                                ==========   ==========    ==========

Available-for-sale
   December 31, 2002
      U.S. Treasury                             $    1,025   $       23    $       --
      U.S. government agencies                      46,817          838            (1)
      States and political subdivisions             34,589        1,527           (17)
      U.S. government agency mortgage-backed
       securities                                  113,579        2,399          (142)
      Collateralized mortgage obligations            3,889          152            (1)
      Equity securities                             16,850           --           (58)
      Corporate                                     10,480          443            --
                                                ----------   ----------    ----------

                                                $  227,229   $    5,382    $     (219)
                                                ==========   ==========    ==========


At December 31, 2003, approximately 34% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.

Sales of securities available-for-sale were as follows:

                                             Years Ended December 31,
                                      -------------------------------------
                                         2003         2002          2001
                                      ----------   ----------    ----------

     Proceeds                         $   72,398   $   19,640    $   21,582
     Realized gains                          281          409           798
     Realized losses                          --           (2)           --


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

The fair value of securities classified as available-for-sale at December 31, 2003, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Fair Value
----------

     Due in one year or less                                          $   27,601
     Due after one year through five years                                36,271
     Due after five years through ten years                                6,077
     Due after ten years                                                     642
     U.S. government agency mortgage-backed securities                   158,305
     Collateralized mortgage obligations                                   5,972
     Equity securities                                                    17,380
                                                                      ----------

                                                                      $  252,248
                                                                      ==========

As of December 31, 2003, the Company held callable securities carried at a fair value of $30,270. The amortized cost of these securities was $29,867 as of December 31, 2003.

Securities with carrying values of approximately $179,000 and $174,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

                                Less than 12 Months         12 Months or More                Total
                              -----------------------    -----------------------    -----------------------
                                 Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
Description of Securities        Value        Loss          Value        Loss          Value        Loss
-------------------------     ----------   ----------    ----------   ----------    ----------   ----------
State and political
 subdivisions                 $      593   $      (20)   $      875   $      (22)   $    1,468   $      (42)
U.S. government agency
 mortgage-backed securities       54,700         (377)        3,476          (21)       58,176         (398)
Collateralized mortgage
 obligations                       3,835          (40)          103           --         3,938          (40)
                              ----------   ----------    ----------   ----------    ----------   ----------
Total temporarily impaired    $   59,128   $     (437)   $    4,454   $      (43)   $   63,582   $     (480)
                              ==========   ==========    ==========   ==========    ==========   ==========

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold them for the foreseeable future, and the decline in fair value is largely due to market interest rates. The fair value is expected to recover as securities approach their maturity date.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

The major classifications of loans follow:

                                                           December 31,
                                                       --------------------
                                                         2003        2002
                                                       --------    --------

     Commercial                                        $139,533    $136,656
     Commercial real estate                             134,985     147,253
     Real estate                                        158,002     139,020
     Real estate loans held for sale                      3,927       7,565
     Installment                                         37,415      49,949
     Other                                                2,950       2,786
                                                       --------    --------

                                                       $476,812    $483,229
                                                       ========    ========

The following table presents data on impaired loans:

                                                                          December 31,
                                                                 ------------------------------
                                                                   2003       2002       2001
                                                                 --------   --------   --------
     Year-end impaired loans for which an allowance
      has been provided                                          $ 10,212   $  7,925   $  6,419
     Year-end impaired loans for which no allowance
       has been provided                                            2,682         --        840
                                                                 --------   --------   --------

     Total loans determined to be impaired                       $ 12,894   $  7,925   $  7,259
                                                                 ========   ========   ========

     Allowance for loan loss for impaired loans included
      in the allowance for loan losses                           $  3,386   $  1,811   $  1,235
                                                                 ========   ========   ========
     Average recorded investment in impaired loans               $ 11,039   $  8,651   $  8,184
                                                                 ========   ========   ========
     Interest income recognized from impaired loans              $    694   $    228   $     --
                                                                 ========   ========   ========
     Cash basis interest income recognized from impaired loans   $    138   $    120   $     --
                                                                 ========   ========   ========

The Company has approximately $328 and $829 of loans past due 90 days and still accruing interest at December 31, 2003 and 2002.

The Company and its subsidiaries conduct most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central and west central Illinois. The Banks' loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $70,858 and $71,155 as of December 31, 2003 and 2002, respectively.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans (Continued)

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). Changes in such loans during the year ended December 31, 2003 follow:

         Balance at December 31, 2002                                 $  36,509
            New loans, extensions, and modifications                     21,531
            Repayments                                                  (23,828)
            Change in classification                                     (9,928)
                                                                      ---------

         Balance at December 31, 2003                                 $  24,284
                                                                      =========

Note 5.  Loan Servicing

The following summarizes the secondary mortgage market activities:

                                                  Years Ended December 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------   ----------   ----------

     Proceeds from sales of mortgage loans  $  205,272   $  157,815   $  137,393
                                            ==========   ==========   ==========

     Gain on sales of mortgage loans        $    4,727   $    2,909   $    1,961
                                            ==========   ==========   ==========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                               December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

         Federal Home Loan Mortgage Corporation          $    3,783   $    7,430
         Federal National Mortgage Association              302,774      279,746
         Small Business Administration                        3,504        5,324
         Other                                                9,084        3,321
                                                         ----------   ----------

                                                         $  319,145   $  295,821
                                                         ==========   ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,477 and $1,252 at December 31, 2003 and 2002, respectively.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Loan Servicing (Continued)

Following is an analysis of the changes in originated mortgage servicing rights:

                                                 Years Ended December 31,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------

     Balance at beginning of year          $    2,640   $    2,102   $    1,423
     Originated mortgage servicing rights       1,867        1,493        1,288
     Amortization                              (1,732)        (955)        (609)
                                           ----------   ----------   ----------

     Balance at end of year                $    2,775   $    2,640   $    2,102
                                           ==========   ==========   ==========

Loans held for sale, which are included in real estate loans, are summarized as follows:

                                                               December 31,
                                                         -----------------------
                                                             2003         2002
                                                         ----------   ----------

     Secured by one-to-four-family residences            $    3,529   $    7,495
     Small Business Administration loans                        398           70
                                                         ----------   ----------

                                                         $    3,927   $    7,565
                                                         ==========   ==========

Note 6.  Allowance for Loan Losses

An analysis of activity in the allowance for loan losses follows:

                                                Years Ended December 31,
                                         --------------------------------------
                                            2003          2002          2001
                                         ----------    ----------    ----------

     Balance at beginning of year        $    6,450    $    6,295    $    6,414
        Provision for loan losses             8,236         3,574         4,161
        Recoveries                              554           459           395
        Loans charged off                    (6,229)       (3,878)       (4,675)
                                         ----------    ----------    ----------

     Balance at end of year              $    9,011    $    6,450    $    6,295
                                         ==========    ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 7.  Premises and Equipment

Premises and equipment consisted of:

                                                          December 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------

     Land                                           $    2,425   $    1,760
     Buildings                                          15,727       12,823
     Furniture and equipment                            16,105       14,220
     Construction in process                                --          724
                                                    ----------   ----------
                                                        34,257       29,527
     Less accumulated depreciation                      17,681       15,472
                                                    ----------   ----------

                                                    $   16,576   $   14,055
                                                    ==========   ==========

Note 8.  Goodwill and Intangible Assets

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                      2003         2002         2001
                                                   ----------   ----------   ----------

     Reported net income                           $    1,937   $    3,787   $    4,197
     Add back: goodwill amortization, net of tax           --           --          558
                                                   ----------   ----------   ----------

     Adjusted net income                           $    1,937   $    3,787   $    4,755
                                                   ==========   ==========   ==========

     Basic earnings per share:
        Reported net income                        $     0.48   $     0.95   $     1.06
        Goodwill amortization                              --           --         0.14
                                                   ----------   ----------   ----------

        Adjusted net income                        $     0.48   $     0.95   $     1.20
                                                   ==========   ==========   ==========

     Diluted earnings per share:
        Reported net income                        $     0.48   $     0.94   $     1.05
        Goodwill amortization                              --           --         0.14
                                                   ----------   ----------   ----------

        Adjusted net income                        $     0.48   $     0.94   $     1.19
                                                   ==========   ==========   ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 8.  Goodwill and Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

                                                            2003                      2002
                                                            ----                      ----
                                                     Gross                     Gross
                                                   Carrying   Accumulated    Carrying   Accumulated
                                                    Amount    Amortization    Amount    Amortization
                                                  ----------   ----------   ----------   ----------
     Amortized intangible assets:
        Core deposit intangibles                  $    2,106   $    1,532   $    2,106   $    1,351
        Other customer relationship intangibles          745           87          165           47
                                                  ----------   ----------   ----------   ----------

           Total                                  $    2,851   $    1,619   $    2,271   $    1,398
                                                  ==========   ==========   ==========   ==========

Aggregate amortization expense was $247, $245, and $255 for 2003, 2002, and 2001.

Estimated amortization expense for subsequent years:

                           2004                           $    295
                           2005                                295
                           2006                                202
                           2007                                 72
                           2008                                 62
                           Thereafter                          280

Note 9.  Deposits

Deposit account balances by type are summarized as follows:

                                                          December 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------

     Non-interest-bearing demand deposits           $   89,424   $   90,606
     Savings, NOW, and money market accounts           203,536      202,681
     Time deposits of $100 or more                     163,252      152,395
     Other time deposits                               181,820      196,276
                                                    ----------   ----------

                                                    $  638,032   $  641,958
                                                    ==========   ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9.  Deposits (Continued)

At December 31, 2003, the scheduled maturities of time deposits are as follows:

                  Year                                  Amount
                  ----                                ----------

                  2004                                $  262,193
                  2005                                    39,054
                  2006                                    19,305
                  2007                                     8,211
                  2008                                    14,347
                  Thereafter                               1,962
                                                      ----------

                                                      $  345,072
                                                      ==========

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------

     3 months or less                                   $   68,381   $   43,223
     Over 3 months through 6 months                         38,155       36,679
     Over 6 months through 12 months                        26,160       27,458
     Over 12 months                                         30,556       45,035
                                                        ----------   ----------

                                                        $  163,252   $  152,395
                                                        ==========   ==========

Note 10. Borrowed Funds

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

A summary of short-term borrowings follows:

                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------

     Securities sold under agreements to repurchase     $    1,533   $    3,588
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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10. Borrowed Funds (Continued)

At December 31, 2003, $20 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $66.1 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent) and securities carried at $33,140. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2003 are as follows:

                                                      Average
     Year                                          Interest Rate     Amount
     ----                                          -------------   ----------

     2004                                               4.60%      $   20,550
     2005                                               4.13           16,900
     2006                                               5.03            8,300
     2007                                               3.68            5,200
     2008                                               2.96           13,300
     Thereafter                                         4.67            8,200
                                                                   ----------

                                                                   $   72,450
                                                                   ==========

Notes payable consisted of the following at December 31, 2003 and 2002:

                                                                        2003        2002
                                                                      --------    --------
     Line of credit loan ($3,000) from LaSalle National Bank;
     interest due quarterly at the higher of (1) 180-day LIBOR
     plus 1.75% or (2) 4%; balance due on October 1, 2004;
     secured by 100% of the stock of the subsidiary banks.            $  3,000    $  4,000

     Revolving credit loan ($10,000) from LaSalle National
     Bank; interest due quarterly at the higher of (1) 180-day
     LIBOR plus 1.75% or (2) 4%; balance due on October 1,
     2004; secured by 100% of the stock of the subsidiary banks.         4,275       4,275

     Three promissory notes to individuals related to the purchase of the Howard Marshall Agency. The original amounts of
     the notes were $376, $45, and $29. These notes were all
     entered into on November 1, 2003 and all carry an interest rate of 5%. The notes require monthly installment payments
     of principal and interest.                                            598          --
                                                                      --------    --------

                                                                      $  7,873    $  8,275
                                                                      ========    ========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10. Borrowed Funds (Continued)

The note payable agreements with LaSalle National Bank contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, the changes in capital structure, and the guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with or had obtained appropriate waivers for all covenants for the year ended December 31, 2003.

Information concerning borrowed funds is as follows:

                                                          Years Ended December 31,
                                                   --------------------------------------
                                                      2003          2002          2001
                                                   ----------    ----------    ----------
Federal Funds Purchased
     Maximum month-end balance during the year     $    6,600    $   10,000    $    2,900
     Average balance during the year                    2,155           904         1,160
     Weighted average interest rate for the year         0.95%         2.00%         3.48%
     Weighted average interest rate at year end           N/A           N/A          2.00%

Securities Sold Under Agreements to Repurchase
     Maximum month-end balance during the year     $   17,355    $    4,680    $    5,793
     Average balance during the year                    4,621         4,126         1,315
     Weighted average interest rate for the year         2.19%         2.62%         3.04%
     Weighted average interest rate at year end          1.52%         2.20%         3.69%

Advances from the Federal Home Loan Bank
     Maximum month-end balance during the year     $   77,450    $   62,100    $   66,408
     Average balance during the year                   70,018        51,938        54,064
     Weighted average interest rate for the year         4.28%         4.87%         5.60%
     Weighted average interest rate at year end          4.21%         4.43%         3.76%

Notes Payable
     Maximum month-end balance during the year     $    8,275    $    9,275    $   10,275
     Average balance during the year                    7,898         9,023         9,719
     Weighted average interest rate for the year         4.06%         3.80%         6.13%
     Weighted average interest rate at year end          3.46%         4.00%         4.11%


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 11. Income Taxes

Income taxes consisted of:

                                               Years Ended December 31,
                                        -------------------------------------
                                           2003          2002         2001
                                        ----------    ----------   ----------
     Federal
        Current                         $      419    $      969   $    1,219
        Deferred                              (535)           52          279
                                        ----------    ----------   ----------
                                              (116)        1,021        1,498
     State
        Current                                 68            92          (26)
        Deferred                               (81)           21           65
                                        ----------    ----------   ----------
                                               (13)          113           39
                                        ----------    ----------   ----------

                                        $     (129)   $    1,134   $    1,537
                                        ==========    ==========   ==========

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                                    Years Ended December 31,
                                                             --------------------------------------
                                                                2003          2002         2001
                                                             ----------    ----------    ----------
     Expected income taxes                                   $      680    $    1,761    $    2,037
     Income tax effect of
         Interest earned on tax-free investments and loans         (577)         (635)         (736)
         Nondeductible interest expense incurred to
           carry tax-free investments and loans                      48            68           120
         Nondeductible amortization                                  --            --           131
         State income taxes, net of federal tax benefit             (14)           78            36
         Increase in CSV of officers' life insurance               (223)          (55)          (34)
         Other                                                      (43)          (83)          (17)
                                                             ----------    ----------    ----------

                                                             $     (129)   $    1,134    $    1,537
                                                             ==========    ==========    ==========

The significant components of deferred income tax assets and liabilities consisted of:

                                                          December 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
     Deferred tax assets
        Allowance for loan losses                   $    3,445   $    2,513
        Deferred compensation, other                       368          384
        Deferred tax credits                               210           --
                                                    ----------   ----------
           Total deferred tax assets                     4,023        2,897


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 11. Income Taxes (Continued)

                                                                  December 31,
                                                            ------------------------
                                                               2003          2002
                                                            ----------    ----------
     Deferred tax liabilities
        Depreciation                                        $     (750)   $     (442)
        Basis adjustments arising from acquisitions               (744)         (704)
        Mortgage servicing rights                               (1,017)       (1,023)
        Securities available-for-sale                           (1,355)       (2,005)
        Federal Home Loan Bank dividend received in stock         (315)         (219)
        Other                                                     (467)         (395)
                                                            ----------    ----------
           Total deferred tax liabilities                       (4,648)       (4,788)
                                                            ----------    ----------

              Net deferred tax liabilities                  $     (625)   $   (1,891)
                                                            ==========    ==========

Note 12. Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. The Plan owns 485,055 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $262, $385, and $335 for the years ended December 31, 2003, 2002, and 2001.

Effective January 1, 1999, the Company established a 401(k) salary reduction plan ["the 401(k) plan"] covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $344, $301, and $149 for the years ended December 31, 2003, 2002, and 2001.

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

In 1999, the Company adopted the UnionBancorp, Inc. non-qualified Stock Option Plan ("the 1999 Option Plan"). Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 13. Stock Option Plans (Continued)

In April 2003, the Company adopted the UnionBancorp 2003 Stock Option Plan ("the 2003 Option Plan"). Under the 2003 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 2003 Option Plan's administrative committee. Pursuant to the 2003 Option Plan, 200,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant.

A summary of the status of the option plans as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below.

                                               2003                   2002                   2001
                                       --------------------   --------------------   --------------------
                                                   Weighted-              Weighted-              Weighted-
                                                    Average                Average                Average
                                                   Exercise               Exercise               Exercise
                                        Shares       Price     Shares       Price     Shares       Price
                                       --------    --------   --------    --------   --------    --------
     Outstanding at beginning
       of year                          362,519    $  12.66    270,735    $  11.78    251,261    $  11.55
     Granted                             20,000       23.29    106,824       14.59     57,882       11.75
     Exercised                          (56,404)      10.54     (1,890)       8.64    (13,508)       8.38
     Forfeited                          (21,467)      14.19    (13,150)      16.36    (24,900)      16.29
                                       --------    --------   --------    --------   --------    --------

     Outstanding at end of year         304,648       13.41    362,519       12.66    270,735       11.78
                                       ========               ========               ========

     Options exercisable at year end    181,556    $  11.90    198,135    $  10.55    160,720    $  10.17
                                       ========    ========   ========    ========   ========    ========
     Weighted-average fair
       value of options granted
       during the year                             $   4.93               $   3.92               $   3.98
                                                   ========               ========               ========

Options outstanding at year-end 2003 were as follows:

                                            Outstanding                 Exercisable
                                     ------------------------    ------------------------
                                                    Weighted
                                                     Average                    Weighted
                                                    Remaining                    Average
          Range of                                 Contractual                  Exercise
       Exercise Prices                 Number         Life         Number         Price
     -------------------             ----------    ----------    ----------    ----------
     $  5.04 - $  8.33                   35,940     1.6 years        34,620    $     6.76
        9.67 -   13.00                   95,118     5.2 years        63,487         10.01
       13.88 -   18.50                  153,590     6.6 years        83,449         15.38
       23.29                             20,000     5.0 years            --         23.29
                                     ----------    ----------    ----------    ----------

                                        304,648     5.5 years       181,556    $    11.90
                                     ==========    ==========    ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 13. Stock Option Plans (Continued)

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. The compensation cost charged to income for nonqualified stock option grants was $21, $45, and $61 for the years ended December 31, 2003, 2002, and 2001.

Note 14. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 20,000 shares of common stock were outstanding at December 31, 2003 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

                                                           2003       2002       2001
                                                         --------   --------   --------
     Basic earnings per share
        Net income available to common stockholders      $  1,937   $  3,787   $  4,197
                                                         ========   ========   ========

        Weighted average common shares outstanding          4,000      3,980      3,974
                                                         ========   ========   ========

           Basic earnings per share                      $   0.48   $   0.95   $   1.06
                                                         ========   ========   ========

        Weighted average common shares outstanding          4,000      3,980      3,974
        Add dilutive effect of assumed exercised stock
         options                                               69         48         35
                                                         --------   --------   --------

        Weighted average common and dilutive
         potential shares outstanding                       4,069      4,028      4,009
                                                         ========   ========   ========

           Diluted earnings per share                    $   0.48   $   0.94   $   1.05
                                                         ========   ========   ========

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

Upon receiving regulatory approval, the Company merged UnionBank and UnionBank/Central in March of 2003. During 2003, the Company also filed the required application with the appropriate regulatory agency for approval to merge UnionBank, UnionBank/West, and UnionBank/Northwest. This merger is anticipated to become effective in late March 2004.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 15. Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Company and the Banks meet all of the capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the corresponding regulatory agency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

                                                                                To Be Well
                                                                             Capitalized Under
                                                      To Be Adequately       Prompt Corrective
                                     Actual              Capitalized         Action Provisions
                              -------------------    -------------------    -------------------
                               Amount      Ratio      Amount      Ratio      Amount      Ratio
                              --------   --------    --------   --------    --------   --------
As of December 31, 2003
  Total capital (to risk-
   weighted assets)
    UnionBancorp, Inc.        $ 67,639       12.2%   $ 44,526        8.0%   $ 55,657       10.0%
    UnionBank                   56,314       12.8      35,125        8.0      43,906       10.0
    UnionBank/West              13,292       13.2       8,059        8.0      10,074       10.0

  Tier I capital (to risk-
   weighted assets)
    UnionBancorp, Inc.        $ 59,851       10.8      22,263        4.0      33,394        6.0
    UnionBank                   52,325       11.9      17,562        4.0      26,344        6.0
    UnionBank/West              12,033       11.9       4,030        4.0       6,044        6.0

  Tier I leverage ratio (to
   average assets)
    UnionBancorp, Inc.        $ 59,851        7.7      31,269        4.0      39,086        5.0
    UnionBank                   52,325        8.8      23,665        4.0      29,581        5.0
    UnionBank/West              12,033        7.3       6,594        4.0       8,243        5.0


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 15. Regulatory Matters (Continued)

                                                                                To Be Well
                                                                             Capitalized Under
                                                      To Be Adequately       Prompt Corrective
                                     Actual              Capitalized         Action Provisions
                              -------------------    -------------------    -------------------
                               Amount      Ratio      Amount      Ratio      Amount      Ratio
                              --------   --------    --------   --------    --------   --------
As of December 31, 2002
  Total capital (to risk-
   weighted assets)
    UnionBancorp, Inc.        $ 66,036       11.8%   $ 44,610        8.0%   $ 55,762       10.0%
    UnionBank                   41,393       12.7      26,113        8.0      32,642       10.0
    UnionBank/Central           12,488       14.1       7,092        8.0       8,866       10.0
    UnionBank/West              16,544       13.2      10,031        8.0      12,539       10.0

  Tier I capital (to risk-
   weighted assets)
    UnionBancorp, Inc.        $ 58,755       10.5%   $ 22,305        4.0%   $ 33,457        6.0%
    UnionBank                   37,676       11.5      13,057        4.0      19,585        6.0
    UnionBank/Central           11,380       12.8       3,546        4.0       5,319        6.0
    UnionBank/West              15,284       12.2       5,016        4.0       7,523        6.0

  Tier I leverage ratio (to
   average assets)
    UnionBancorp, Inc.        $ 58,755        7.5%   $ 30,438        4.0%   $ 38,048        5.0%
    UnionBank                   37,676        8.3      17,478        4.0      21,847        5.0
    UnionBank/Central           11,380        8.2       5,441        4.0       6,801        5.0
    UnionBank/West              15,284        8.8       6,587        4.0       8,234        5.0

The Company's ability to pay dividends is dependent on the subsidiary banks, which are restricted by various laws and regulations. These regulations pose no practical restrictions to paying dividends at historical levels. At December 31, 2003 the subsidiary banks had $5.2 million of retained earnings available for dividends under these regulations.

Note 16. Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. The fair value of debt and redeemable stock is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 16. Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows:

                                                             December 31,
                                          -------------------------------------------------
                                                   2003                      2002
                                          -----------------------   -----------------------
                                           Carrying       Fair       Carrying       Fair
                                            Amount        Value       Amount        Value
                                          ----------   ----------   ----------   ----------

     Financial assets
        Cash and cash equivalents         $   22,198   $   22,198   $   38,962   $   38,962
        Securities                           252,248      252,248      227,229      227,229
        Loans                                467,801      470,055      476,779      479,497
        Accrued interest receivable            5,440        5,440        6,211        6,211
     Financial liabilities
        Deposits                             638,032      638,794      641,958      642,270
        Federal funds purchased and
         securities sold under
         agreements to repurchase              1,533        1,533        3,588        3,588
        Advances from the Federal
         Home Loan Bank                       72,450       74,032       61,750       64,072
        Series B mandatorily redeemable
         preferred stock                         831          831           --           --
        Notes payable                          7,873        7,873        8,275        8,275
        Accrued interest payable               2,443        2,443        2,935        2,935

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

                          Standby                                               Range of Rates
                          Letters   Variable Rate   Fixed Rate      Total       on Fixed Rate
                         of Credit   Commitments   Commitments   Commitments     Commitments
                        ----------   -----------   -----------   -----------     -----------
Commitments to extend
 credit and standby
 letters of credit
   December 31, 2003    $    3,752    $   67,624    $   28,793    $   96,417    3.00% - 12.50%
   December 31, 2002    $    1,421    $   56,959    $   46,180    $  103,139    4.50% -  9.00%

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

The Company has employment agreements with certain executive officers and certain other management personnel. These agreements generally continue until terminated by the executive or the Company and provide for continued salary and benefits to the executive under certain circumstances. The agreements provide the employees with additional rights after a change of control of the Company occurs.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 18. Condensed Financial Information - Parent Company Only (Continued)

Condensed financial information for UnionBancorp, Inc. follows:

Balance Sheets (Parent Company Only)

                                                               December 31,
                                                         -----------------------
ASSETS                                                      2003         2002
                                                         ----------   ----------

Cash and cash equivalents                                $      928   $      259
Investment in subsidiaries                                   75,507       76,548
Premises and equipment                                          636          830
Other assets                                                    614          453
                                                         ----------   ----------

                                                         $   77,685   $   78,090
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               December 31,
                                                         -----------------------
Liabilities                                                 2003         2002
                                                         ----------   ----------

Notes payable                                            $    7,275   $    8,275
Mandatory redeemable preferred stock                            831           --
Other liabilities                                             1,532          920
                                                         ----------   ----------
                                                              9,638        9,195

Mandatory redeemable preferred stock                             --          831

Stockholders' equity                                         68,047       68,064
                                                         ----------   ----------

                                                         $   77,685   $   78,090
                                                         ==========   ==========

Income Statements (Parent Company Only)

                                                               Years Ended December 31,
                                                        --------------------------------------
                                                           2003          2002          2001
                                                        ----------    ----------    ----------
     Dividends from subsidiaries                        $    4,358    $    3,842    $    3,523
     Other income                                            2,120         2,037         1,796
     Interest expense                                          382           347           592
     Other expenses                                          5,417         5,435         4,491
     Income tax benefit                                     (1,462)       (1,455)       (1,161)
     Equity in undistributed earnings of subsidiaries          (11)        2,492         3,057
                                                        ----------    ----------    ----------

     Net income                                              2,130         4,044         4,454

     Less dividends on preferred stock                         193           257           257
                                                        ----------    ----------    ----------

     Net income on common stock                         $    1,937    $    3,787    $    4,197
                                                        ==========    ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 18. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
Cash flows from operating activities
   Net income                                        $    2,130    $    4,044    $    4,454
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                          264           345           405
      Undistributed earnings of subsidiaries                 11        (2,492)       (3,057)
      Amortization of deferred compensation -
       stock options                                         21            45            61
      Decrease (increase) in other assets                  (161)          137           250
      Increase in other liabilities                         472           140            56
                                                     ----------    ----------    ----------
         Net cash provided by operating activities        2,737         2,219         2,169

Cash flows from investing activities
   Purchases of premises and equipment                       70            27          (643)
   Investment in subsidiaries                                --            --           845
                                                     ----------    ----------    ----------
      Net cash provided by financing activities              70            27           202


                                                            Years Ended December 31,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
Cash flows from financing activities
   Net decrease in notes payable                     $   (1,000)   $   (1,000)   $   (1,000)
   Dividend paid on common stock                         (1,441)       (1,234)       (1,074)
   Dividends paid on preferred stock                       (193)         (257)         (257)
   Proceeds from exercise of stock options                  685            17           120
   Purchase of treasury stock                              (189)           --            --
                                                     ----------    ----------    ----------
      Net cash used in financing activities              (2,138)       (2,474)       (2,211)
                                                     ----------    ----------    ----------

   Net increase (decrease) in cash and
    cash equivalents                                        669          (228)          160

Cash and cash equivalents
   Beginning of year                                        259           487           327
                                                     ----------    ----------    ----------

   End of year                                       $      928    $      259    $      487
                                                     ==========    ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 19. Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
     Change in unrealized gains on
      securities available-for-sale                  $   (1,386)   $    3,069    $    3,199
     Reclassification adjustment for (gains)
      losses recognized in income                          (281)         (407)         (798)
                                                     ----------    ----------    ----------
        Net unrealized gains                             (1,667)        2,662         2,401
     Tax expense                                           (637)        1,027           926
                                                     ----------    ----------    ----------

     Other comprehensive income                      $   (1,030)   $    1,635    $    1,475
                                                     ==========    ==========    ==========

Note 20. Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking, financial services, and other operations. Loans, investments, and deposits provide the revenues in the banking segment; insurance, brokerage, and trust in the financial services segment; and holding company services are categorized as other.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                       Banking     Mortgage    Financial       Other      Consolidated
                                       Segment      Banking     Services      Segments       Totals
                                     ----------   ----------   ----------    ----------    ----------
2003
----
   Net interest income               $   25,143   $      379   $      (20)   $     (377)   $   25,125
   Other revenue                          5,043        4,914        3,192           570        13,719
   Other expense                         17,377        3,201        4,155         3,874        28,607
   Segment profit                         4,655          320         (627)       (2,218)        2,130
   Noncash items
      Depreciation                        1,144           99          179           263         1,685
      Provision for loan loss             8,081           --           --            --         8,081
      Amortization of intangibles           206           --           41            --           247
   Goodwill                               5,822           --        1,820            --         7,642
   Segment assets                       781,189        2,620        8,394         1,219       793,422


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 20.  Segment Information (Continued)

                                       Banking     Mortgage    Financial       Other      Consolidated
                                       Segment      Banking     Services      Segments       Totals
                                     ----------   ----------   ----------    ----------    ----------
2002
----
   Net interest income                   25,310          362           (7)         (342)       25,323
   Other revenue                          5,213        3,628        3,082           532        12,455
   Other expense                         17,282        2,610        3,733         5,401        29,026
   Segment profit                         6,380          343         (415)       (2,264)        4,044
   Noncash items
      Depreciation                          914           78          164           345         1,501
      Provision for loan loss             3,574           --           --            --         3,574
      Amortization of goodwill and
       and intangibles                      206           --           39            --           245
   Goodwill                               5,822           --        1,820            --         7,642
   Segment assets                       783,043        2,640        5,068           865       791,616

2001
----
   Net interest income                   24,727          273            9          (565)       24,444
   Other revenue                          3,442        2,663        3,268         2,547        11,920
   Other expense                         17,527        2,081        3,420         3,184        26,212
   Segment profit                         7,298          132          192        (1,631)        5,991
   Noncash items
      Depreciation                          885           20          133           318         1,356
      Provision for loan loss             4,161           --           --            --         4,161
      Amortization of goodwill and
       other intangibles                    809           --          157           (21)          945
   Goodwill                               5,822           --        1,820            --         7,642
   Segment assets                       738,981        2,102        5,637         1,587       748,307


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 21. Quarterly Results of Operations (Unaudited)

                                     Year Ended December 31, 2003                        Year Ended December 31, 2002
                                          Three Months Ended                                  Three Months Ended
                           -------------------------------------------------   --------------------------------------------------
                           (A)Dec. 31   (A)Sep. 30    June 30      March 31    (A)Dec. 31  (B)Sep. 30  (A)(B)June 30  (B)March 31
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
Total interest income      $    9,591   $   10,274   $   10,381   $   10,840   $   11,189   $   11,238   $   11,352   $   11,730
Total interest expense         (3,847)      (3,775)      (4,080)      (4,259)      (4,634)      (4,879)      (5,161)      (5,512)
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income             5,744        6,499        6,301        6,581        6,555        6,359        6,191        6,218

Provision for loan losses       2,011        4,356        1,257          612          518          519        2,018          519
Noninterest income              2,774        3,259        4,087        3,599        3,554        3,060        2,838        3,003
Noninterest expense             7,260        7,161        7,169        7,017        7,824        7,387        6,952        6,863
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
 income taxes                    (753)      (1,759)       1,962        2,551        1,767        1,513           59        1,839
Income tax expense
 (benefit)                       (499)        (890)         516          744          459          335         (198)         538
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 (254)        (869)       1,446        1,807        1,308        1,178          257        1,301
Preferred stock dividend           --           65           64           64           64           65           64           64
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income (loss) for
 common stockholders       $     (254)  $     (934)  $    1,382   $    1,743   $    1,244   $    1,113   $      193   $    1,237
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Basic earnings (loss)
 per share                 $    (0.07)  $     (.23)  $      .34   $      .44   $      .34   $      .27   $      .04   $      .30
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Diluted earnings (loss)
 per share                 $    (0.06)  $     (.23)  $      .34   $      .43   $      .33   $      .27   $      .04   $      .30
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(A) The net income for the quarter was impacted by an increase in the provision for loan losses, which was influenced by deterioration in the overall credit quality and the impact of various identified credits.

(B) These amounts have been adjusted to reflect the adoption of SFAS No. 147 as of January 1, 2002.


(Continued)

Item 9.           Changes in and Disagreements on Accounting and Financial
                  Disclosure

None.

Item 9A.          Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14 as of December 31, 2003. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls during the quarter ended December 31, 2003. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

The information beginning on page 2 of the Company's 2004 Proxy Statement under the caption "Election of Directors", pages 6 through 8 of the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management", on page 15 under the caption "Audit Committee Financial Expert" and on page 5 under the caption "Code of Ethics" is incorporated by reference. The information regarding executive officers not provided in the 2004 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2004 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2003, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

         Rick R. Clary, 42, was named President and Chief Operating Officer of UnionBank in the fourth quarter of 2003. Mr. Clary previously served as the Regional Bank President of the Company's Central Region and as Chief Operating Officer. Prior to the merger, he served as President & Chief Executive Officer of UnionBank/Central and as a member of their Board of Directors. In January of 2004, after being named President, Mr. Clary joined the Board of Directors of UnionBank. Mr. Clary began employment with the Bank of Ladd in 1992 and became employed with UnionBancorp as a result of the acquisition of Prairie Bancorp, Inc.

         Jimmie D. Lansford, 64, was promoted from Senior Vice President to Executive Vice President in the fourth quarter of 2000 and continues to serve as the Director of Organizational Development & Planning, a position he has held since 1996. Mr. Lansford was previously a member of the UnionBank/Northwest and


(Continued)
holding company Boards of Directors and served as Chairman of the Board for UnionBank. In addition to his vast array of in-house responsibilities, he is active in the local community college where he serves on the Board of Trustees and is a past Chairman. Prior to his tenure with the Company, Mr. Lansford was the Chief Executive Officer of St. Mary's Hospital in Streator, Illinois.

         Kurt R. Stevenson, 37, was promoted to Senior Vice President and Chief Financial Officer in the fourth quarter of 2003, after having served as the Company's Vice President and Chief Financial Officer since June of 2000. Also in 2000 and 2001, Mr. Stevenson served on the Board of Directors of UnionFinancial Services, Inc., prior to its integration with UnionTrust Corporation. Before stepping into his new role, he had been acting as the Company's Vice President and Controller since 1996 and had served in various operational capacities since joining the organization. In 2002, Mr. Stevenson was also named Cashier of UnionBank, in addition to his corporate responsibilities. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

         Dewey R. Yaeger, 63, was named President and Chief Executive Officer of UnionBancorp, Inc. in the fourth quarter of 2003. Mr. Yaeger first joined the Company in April of 2003 as a Senior Vice President and Chief Credit Officer and had been acting in an interim capacity as President and Chief Executive Officer since September of 2003. He currently serves as a member of the Boards of Directors for UnionBancorp, UnionBank, UnionBank/West and UnionFinancial Services & Trust Company. Mr. Yaeger previously served as the President and Chief Executive Officer of Castle Bank, N.A. headquartered in DeKalb, Illinois.

Item 11.          Executive Compensation

The information on pages 9 through 11 of the 2004 Proxy Statement under the caption "Executive Compensation" is incorporated by reference, excluding however the information contained under the sub-heading "Board Compensation Committee Report on Executive Compensation."

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information on pages 6 through 8 of the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Item 13.          Certain Relationships and Related Transactions

The information on page 14 of the 2004 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14.          Principal Accountant Fees and Services

The information on page 14 of the 2004 Proxy Statement under the caption "Accountant Fees" is incorporated by reference.


(Continued)

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

(a)(1)   Index to Financial Statements

         The index to Financial Statements is contained in Item 8, appearing on page 42 of this Form 10-K.

(a)(2)   Financial Statement Schedules

         All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

         Registrant filed a Form 8-K on October 7, 2003 related to an announcement of an increase in its loan loss provision for two impaired commercial credits.

         Registrant filed a Form 8-K on November 13, 2003 in connection with its third quarter 2003 earnings announcement.

         Registrant filed a Form 8-K on December 30, 2003 to announce its plan to provide approximately $1.9 million to its loan loss during this fourth quarter of 2003.

(c)      Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.


(Continued)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.


                                       UNIONBANCORP, INC.

                                       By: /s/ DEWEY R. YAEGER
                                           -------------------------------------
                                           Dewey R. Yaeger
                                           President and Principal Executive
                                           Officer

                                       By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Senior Vice President and Principal
                                           Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2004.

/s/ RICHARD J. BERRY                         /s/ I. J. REINHARDT, JR.
-----------------------------------          -----------------------------------
Richard J. Berry                             I. J. Reinhardt, Jr.
Director                                     Director

/s/ WALTER E. BREIPOHL                       /s/ JOHN A. SHINKLE
-----------------------------------          -----------------------------------
Walter E. Breipohl                           John A. Shinkle
Director                                     Director

/s/ ROBERT J. DOTY                           /s/ SCOTT C. SULLIVAN
-----------------------------------          -----------------------------------
Robert J. Doty                               Scott C. Sullivan
Director                                     Director

/s/ DENNIS J. MCDONNELL                      /s/ JOHN A. TRAINOR
-----------------------------------          -----------------------------------
Dennis J. McDonnell                          John A. Trainor
Director                                     Director

                                             /s/ DEWEY R. YAEGER
                                             -----------------------------------
                                             Dewey R. Yaeger
                                             Director

                                 UNIONBANCORP, INC.

                                    EXHIBIT INDEX
                                         TO
                             ANNUAL REPORT ON FORM 10-K

                                                  Incorporated
Exhibit                                            Herein By                   Filed
  No.             Description                     Reference To               Herewith
  ---             -----------                     ------------               --------

  3.1       Restated Certificate of         Incorporated by reference
            Incorporation of                from Exhibit 3.1 to the
            UnionBancorp, Inc., as          Registration Statement on
            amended                         Form S-1 filed by the
                                            Company on August 19,
                                            1996 (SEC File No. 33-
                                            9891), as amended

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

  10.1      Registration Agreement          Incorporated by reference
            dated August 6, 1996,           from Exhibit 10.10 to the
            between UnionBancorp,           Registration Statement on
            Inc. and each of Wayne          Form S-1 filed by the
            W. Whalen and Dennis J.         Company on August 19,
            McDonnell                       1996 (SEC File No. 33-
                                            9891), as amended

  10.2      Loan Agreement                  Incorporated by reference
            between UnionBancorp,           from Exhibit 10.11 to the
            Inc. and LaSalle National       Registration Statement on
            Bank dated August 2,            Form S-1 filed by the
            1996                            Company on August 19,
                                            1996 (SEC File No. 33-
                                            9891), as amended

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

  10.5      UnionBancorp, Inc. 1999         Incorporated by reference
            Nonqualified Stock              from Exhibit 10.1 to the
            Option Plan                     registration statement on
                                            Form S-8 filed by the
                                            Company on December 10,
                                            1999 (SEC File No. 333-
                                            92549)

  10.6      UnionBancorp, Inc. 2000         Incorporated by reference
            Incentive Compensation          from Exhibit 10.1 to
            Plan                            UnionBancorp's Quarterly
                                            Report on Form 10-Q for the
                                            quarter ended September 30,
                                            2001 as filed with the SEC
                                            on November 13, 2001

  10.7      Employment Agreement            Incorporated by reference
            between UnionBancorp,           from Exhibit 10.2 to
            Inc. and Paul R. Tingley        UnionBancorp's Quarterly
            dated August 22, 2001           Report on Form 10-Q for the
                                            quarter ended September 30,
                                            2001 as filed with the SEC
                                            on November 13, 2001

  10.8      Charles J. Grako                                                     *
            Severance Arrangement

  10.9      UnionBancorp, Inc. 2003         Incorporated  by reference
            Stock Option Plan               from UnionBancorp's 2003
                                            Proxy Statement.

Exhibit                                            Herein By                   Filed
  No.             Description                     Reference To               Herewith
  ---             -----------                     ------------               --------

  13.1      Portions of the 2003                                                 *
            Annual Report to
            Stockholders (as
            incorporated by
            reference into this Form
            10-K)

  14        Code of Ethics                                                       *

  21.1      Subsidiaries of                                                      *
            UnionBancorp, Inc.

  23.1      Consent of Crowe,                                                    *
            Chizek and Company
            LLC

  31.1      Certification of Dewey                                               *
            R. Yaeger required by
            Rule 13a-14(a)

  31.2      Certification of Kurt R.                                             *
            Stevenson required by
            Rule 13a-14(a)

  32.1      Certification Pursuant to                                            *
            18 U.S.C. Section 1350,
            as adopted pursuant to
            Section 906 of the
            Sarbanes-Oxley Act of
            2002, from the
            Company's President
            and Principal Executive
            Officer

  32.2      Certification Pursuant to                                            *
            18 U.S.C. Section 1350,
            as adopted pursuant to
            Section 906 of the
            Sarbanes-Oxley Act of
            2002, from the
            Company's Senior Vice
            President and Principal
            Financial and
            Accounting Officer

Exhibit                                            Herein By                   Filed
  No.             Description                     Reference To               Herewith
  ---             -----------                     ------------               --------

  99.1      Portions of the 2004            Incorporated by reference
            Proxy Statement (as             from the Schedule 14A filed
            incorporated by                 by the Company on March
            reference into this Form        24, 2004 (SEC File No. 0-
            10-K)                           28846)

                           --------------------------

                             THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                           --------------------------