Form 10-Q
period 2004-03-31
UNIONBANCORP INC
filed 2004-05-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Shares outstanding at May 13, 2004
  -----------------------------           ----------------------------------
  Common Stock, Par Value $1.00                        4,035,900

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o    Unaudited Consolidated Balance Sheets..........................1

         o    Unaudited Consolidated Statements of Income and
                  Comprehensive Income ......................................2

         o    Unaudited Consolidated Statements of Cash Flows................3

         o    Notes to Unaudited Consolidated Financial Statements...........4

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition.......................................10

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk.............................................24

Item 4.  Controls and Procedures ...........................................24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................25

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases
              of Equity Securities..........................................25

Item 3.  Defaults Upon Senior Securities....................................25

Item 4.  Submission of Matters to a Vote of Security Holders................25

Item 5.  Other Information..................................................25

Item 6.  Exhibits and Reports on Form 8-K...................................26

SIGNATURES..................................................................27

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003 (In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------
                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     19,585    $     22,198
Securities available-for-sale                                                       250,282         252,248
Loans                                                                               466,591         476,812
Allowance for loan losses                                                            (9,882)         (9,011)
                                                                               ------------    ------------
     Net loans                                                                      456,709         467,801
Cash surrender value of life insurance                                               14,551          14,379
Mortgage servicing rights                                                             2,792           2,775
Premises and equipment, net                                                          16,735          16,576
Goodwill                                                                              7,642           7,642
Intangible assets, net                                                                1,180           1,232
Other real estate                                                                       246             227
Other assets                                                                          6,677           8,344
                                                                               ------------    ------------

         Total assets                                                          $    776,399    $    793,422
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     81,923    $     89,424
         Interest-bearing                                                           533,052         548,608
                                                                               ------------    ------------
              Total deposits                                                        614,975         638,032
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 4,435           1,533
     Advances from the Federal Home Loan Bank                                        74,700          72,450
     Notes payable                                                                    7,816           7,873
     Series B mandatory redeemable preferred stock                                      831             831
     Other liabilities                                                                5,023           4,656
                                                                               ------------    ------------
         Total liabilities                                                          707,780         725,375
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,636,663 shares issued at March 31, 2004 and
         4,627,613 shares issued at December 31, 2003                                 4,637           4,628
     Surplus                                                                         22,549          22,484
     Retained earnings                                                               43,993          43,609
     Accumulated other comprehensive income                                           2,253           2,141
     Unearned compensation under stock option plans                                      --              (2)
                                                                               ------------    ------------
                                                                                     73,932          73,360
     Treasury stock, at cost; 600,763 shares at March 31, 2004
         and December 31, 2003                                                       (5,313)         (5,313)
                                                                               ------------    ------------
              Total stockholders' equity                                             68,619          68,047
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    776,399    $    793,422
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2004 and 2003 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Interest income
    Loans                                                $    7,268   $    8,541
    Securities
       Taxable                                                1,905        1,886
       Exempt from federal income taxes                         325          395
       Federal funds sold and other                              10           18
                                                         ----------   ----------
       Total interest income                                  9,508       10,840
Interest expense
    Deposits                                                  2,831        3,458
    Federal funds purchased and securities sold
      under agreements to repurchase                             13           30
    Advances from the Federal Home Loan Bank                    771          687
    Series B mandatory redeemable preferred stock                12           --
    Notes payable                                                80           84
                                                         ----------   ----------
       Total interest expense                                 3,707        4,259
                                                         ----------   ----------
Net interest income                                           5,801        6,581
Provision for loan losses                                       750          612
                                                         ----------   ----------
Net interest income after
    Provision for loan losses                                 5,051        5,969
Noninterest income
    Service charges                                             711          756
    Merchant fee income                                          56          279
    Trust income                                                184          177
    Mortgage banking income                                     568        1,029
    Insurance commissions and fees                              633          594
    Securities gains, net                                        --           92
    Gain on sale of the credit card portfolio                   259           --
    Other income                                                513          672
                                                         ----------   ----------
                                                              2,924        3,599
Noninterest expenses
    Salaries and employee benefits                            4,150        3,830
    Occupancy expense, net                                      552          498
    Furniture and equipment expense                             557          493
    Supplies and printing                                       115          126
    Telephone                                                   154          257
    Other real estate owned expense                               7          128
    Amortization of intangible assets                            52           54
    Other expenses                                            1,392        1,631
                                                         ----------   ----------
                                                              6,979        7,017
                                                         ----------   ----------
Income before income taxes                                      996        2,551
Income taxes                                                    196          744
                                                         ----------   ----------
Net income                                                      800        1,807
Preferred stock dividends                                        52           64
                                                         ----------   ----------
Net income for common stockholders                       $      748   $    1,743
                                                         ==========   ==========
Basic earnings per share                                 $     0.19   $     0.44
                                                         ==========   ==========
Diluted earnings per common share                        $     0.18   $     0.43
                                                         ==========   ==========

Total comprehensive income                               $      912   $    1,730
                                                         ==========   ==========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003 (In Thousands)
------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2004          2003
                                                                        ----------    ----------
Cash flows from operating activities
Net income                                                              $      800    $    1,807
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                            504           400
       Amortization of intangible assets                                        52            54
       Amortization of unearned compensation under stock option plans            2             7
       Amortization of bond premiums, net                                      375           414
       Provision for loan losses                                               750           612
       Securities gains, net                                                    --           (92)
       Gain on sale of the credit card portfolio                              (259)           --
       Loss on sale of real estate acquired in settlement of loans              --           159
       Gain on sale of loans                                                  (515)       (1,242)
       Proceeds from sales of loans held for sale                           24,087        48,605
       Origination of loans held for sale                                  (21,223)      (45,675)
       Change in assets and liabilities
          Net decrease in other assets                                       1,486           252
          Net increase in other liabilities                                    367           918
                                                                        ----------    ----------
              Net cash provided by operating activities                      6,426         6,219

Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                20,530        26,369
       Proceeds from sales                                                   6,498         4,601
       Purchases                                                           (25,325)      (34,281)
    Net decrease in loans                                                    6,333         3,571
    Proceeds from sale of the credit card portfolio                          1,900            --
    Purchase of premises and equipment                                        (663)         (638)
    Proceeds from sale of real estate acquired in settlement of loans           30           138
                                                                        ----------    ----------
              Net cash provided by (used in) investing activities            9,303          (240)

Cash flows from financing activities
    Net decrease in deposits                                               (23,057)      (15,882)
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                     2,902          (752)
    Payments on notes payable                                                  (57)           --
    Net increase in advances from the Federal Home Loan Bank                 2,250         2,300
    Dividends on common stock                                                 (403)         (359)
    Dividends on preferred stock                                               (52)          (64)
    Proceeds from exercise of stock options                                     75            45
                                                                        ----------    ----------
Net cash used in financing activities                                      (18,342)      (14,712)
                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents                        (2,613)       (8,733)

Cash and cash equivalents
    Beginning of period                                                     22,198        38,962
                                                                        ----------    ----------

    End of period                                                       $   19,585    $   30,229
                                                                        ==========    ==========

Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                         $    3,163    $    4,346
       Income taxes                                                             --           325

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The annualized results of operations during the three months ended March 31, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. All financial information is in thousands (000's), except per share data.

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

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

Net income as reported
    for common stockholders                              $      748   $    1,743
Deduct: stock-based compensation expense
    Determined under fair value based method                     30           30
                                                         ----------   ----------

Pro forma net income                                     $      718   $    1,713
                                                         ==========   ==========

Basic earnings
    per common share as reported                         $     0.19   $     0.44
Pro forma basic earnings
    per common share                                           0.19         0.43

Diluted earnings
    per common share as reported                         $     0.18   $     0.43
Pro forma diluted earnings
    per common share                                           0.18         0.42

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

         Basic earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Net income
    available to common shareholders                     $      748   $    1,743
Weighted average common shares outstanding                    4,031        3,984
                                                         ----------   ----------

Basic Earnings Per Common Share                          $     0.19   $     0.44
                                                         ==========   ==========


Diluted Earnings Per Common Share

Weighted average common shares outstanding                    4,031        3,984
Add: dilutive effect of assumed exercised
    stock options                                                83           61
                                                         ----------   ----------

Weighted average common and dilutive
    Potential shares outstanding                              4,114        4,045
                                                         ==========   ==========

Diluted Earnings Per Common Share                        $     0.18   $     0.43
                                                         ==========   ==========

         There were approximately 20,000 and 38,450 options outstanding at March 31, 2004 and 2003, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 31.8% of the Company's 2004 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $250,282 at March 31, 2004 compared to $252,248 at December 31, 2003. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2004 and December 31, 2003:

                                                            March 31, 2004
                                             -------------------------------------------
                                                               Gross           Gross
                                                Fair         Unrealized      Unrealized
                                                Value          Gains           Losses
                                             ------------   ------------    ------------
U.S. government agencies                     $     23,705   $        390    $         --
States and political subdivisions                  28,325          1,575             (20)
U.S. government mortgage-backed securities        164,364          1,386            (446)
Collateralized mortgage obligations                 5,698             30             (25)
Equity securities                                  17,508             68              --
Corporate                                          10,682            719              --
                                             ------------   ------------    ------------

                                             $    250,282   $      4,168    $       (491)
                                             ============   ============    ============


                                                          December 31, 2003
                                             -------------------------------------------
                                                               Gross           Gross
                                                Fair         Unrealized      Unrealized
                                                Value          Gains           Losses
                                             ------------   ------------    ------------
U.S. government agencies                           30,270            403              --
States and political subdivisions                  29,723          1,473             (42)
U.S. government mortgage-backed securities        158,305          1,392            (398)
Collateralized mortgage obligations                 5,972             65             (40)
Equity securities                                  17,380             23              --
Corporate                                          10,598            620              --
                                             ------------   ------------    ------------

                                             $    252,248   $      3,976    $       (480)
                                             ============   ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of March 31, 2004 and December 31, 2003:

                                   March 31, 2004              December 31, 2003
                            --------------------------     -------------------------
                                 $              %               $             %
                            -----------    -----------     -----------   -----------
Commercial                  $   115,787          24.82%    $   105,767         22.18%
Agricultural                     29,944           6.42          33,766          7.08
Real estate:
    Commercial mortgages        127,458          27.31         134,985         28.31
    Construction                 33,009           7.07          30,674          6.43
    Agricultural                 32,608           6.99          37,092          7.78
    1-4 family mortgages         92,228          19.77          94,163         19.75
Installment                      34,957           7.49          37,415          7.85
Other                               600           0.13           2,950          0.62
                            -----------    -----------     -----------   -----------
Total loans                     466,591         100.00%        476,812        100.00%
                                           ===========                   ===========
Allowance for loan losses        (9,882)                        (9,011)
                            -----------                    -----------

    Loans, net              $   456,709                    $   467,801
                            ===========                    ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 are summarized below:

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        2004            2003
                                                     ----------      ----------

Beginning balance                                    $    9,011           6,450

Charge-offs:
    Commercial                                              394             388
    Real estate mortgages                                    72             104
    Installment and other loans                             181             188
                                                     ----------      ----------
       Total charge-offs                                    647             680
                                                     ----------      ----------

Recoveries:
    Commercial                                              552              80
    Real estate mortgages                                   193              19
    Installment and other loans                              23              17
                                                     ----------      ----------
       Total recoveries                                     768             116
                                                     ----------      ----------

Net charge-offs (recoveries)                               (121)            564
                                                     ----------      ----------
Provision for loan losses                                   750             612
                                                     ----------      ----------

Ending balance                                       $    9,882      $    6,498
                                                     ==========      ==========

Period end total loans, net of
  unearned interest                                  $  466,591      $  470,908
                                                     ==========      ==========

Average loans                                        $  467,350      $  475,467
                                                     ==========      ==========

Ratio of net charge-offs to
    average loans                                         (0.03)%          0.12%
Ratio of provision for loan losses
    to average loans                                       0.16%           0.13%
Ratio of allowance for loan losses
    to ending total loans                                  2.12%           1.38%
Ratio of allowance for loan losses
    to total nonperforming loans                         138.13%         159.58%
Ratio of allowance at end of period
    to average loans                                       2.11%           1.37%

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

                                                                   Three Months Ended
                                     ---------------------------------------------------------------------------
                                                                     March 31, 2004
                                     ---------------------------------------------------------------------------
                                       Banking        Mortgage        Financial        Other        Consolidated
                                       Segment        Banking         Services        Segments         Totals
                                     ------------   ------------    ------------    ------------    ------------
     Net interest income             $      5,750   $        174    $         --    $       (123)   $      5,801
     Other revenue                          1,506            562             855               1           2,924
     Other expense                          3,278            750           1,123           1,828           6,979
     Segment profit (loss)                  1,466             (9)           (175)           (482)            800
     Noncash items
         Depreciation                         375             25              43              61             504
         Provision for loan losses            750             --              --              --             750
         Other intangibles                     52             --              --              --              52
     Goodwill                               5,718             --           1,924              --           7,642
     Segment assets                       762,408          5,435           7,423           1,133         776,399


                                                                   Three Months Ended
                                     ---------------------------------------------------------------------------
                                                                     March 31, 2003
                                     ---------------------------------------------------------------------------
                                       Banking        Mortgage        Financial        Other        Consolidated
                                       Segment        Banking         Services        Segments         Totals
                                     ------------   ------------    ------------    ------------    ------------
     Net interest income             $      6,350   $        316    $         (3)   $        (82)   $      6,581
     Other revenue                          1,649          1,011             823             116           3,599
     Other expense                          4,159            972           1,014             872           7,017
     Segment profit (loss)                  2,257            242            (121)           (571)          1,807
     Noncash items
         Depreciation                         254             24              41              81             400
         Provision for loan losses            612             --              --              --             612
         Other intangibles                     52             --              --               2              54
     Goodwill                               5,718             --           1,924              --           7,642
     Segment assets                       763,929          9,748           5,183             564         779,424

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months ended March 31, 2004 as compared to the same periods in 2003. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2003 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year of 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

         On March 19, 2004 UnionBank/West and UnionBank/Northwest, stand-alone bank subsidiaries, were merged into the Company's flagship bank, UnionBank. Consolidation of these entities is expected to provide several benefits to the organization including an improved utilization of personnel as a result of the consolidation of various backroom functions, which will result in a reduction in duplicated job functions and a lessening of various administrative and operational tasks. Simplified financial reporting, the elimination of inter-company banking transactions and a flatter, more efficient management structure will improve the Company's workflow, while an increased legal lending limit and additional product and service offerings in our cross-over markets will be advantageous to our existing and future customer base. Since UnionBank/West and UnionBank/Northwest were under common control, the merger was accounted for at UnionBank/West's and UnionBank/Northwest's carrying amount which had no impact on the consolidated financial statements.

         The Board of Directors of UnionBancorp, Inc., in a continuing effort to enhance shareholder value, approved the payment of an 11.1% increase in the quarterly cash dividend to $0.10 from $0.09 on the Company's common stock during the first quarter, marking the 76th consecutive quarter of dividends paid to stockholders.

         In an effort to divest of high risk low profit margin product lines, the Company sold its credit card portfolio. Total outstanding balances sold approximated $1,900. The impact to earnings, net of taxes, was approximately $0.04 per diluted share.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Results of Operations

     Net Income

         Net income equaled $800 or $0.18 per diluted share for the three months ended March 31, 2004, versus $1,807 or $0.43 per diluted share for the same period in 2003. This represents a 56% decrease in net income.

         The Company's quarterly results were adversely impacted by a decrease in net interest income due to a reduction in loan yields and a shift in the earning-asset mix from higher yielding loans to lower yielding securities. Also contributing were decreases in revenue generated from the mortgage banking division due to a slowdown in new and refinancing activity, decreases in revenue due to the divestiture of the merchant POS and ISP product lines sold in the second quarter of 2003 and continued operating losses at UnionFinancial Services & Trust Company.

         Return on average assets was 0.41% for the first quarter of 2004 compared to 0.94% for the same period in 2003. Return on average stockholders' equity was 4.67% for the first quarter of 2003 compared to 10.58% for the same period in 2003.

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

         Net interest income, on a tax equivalent basis, was $5,988 for the first quarter ended March 31, 2004, compared with $6,806 earned during the same period in 2003. This represented a decrease of $818 or 12.0%. The decline in net interest income is attributable to the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $1,370 exceeding the quarter-over-quarter decrease in interest expense paid on interest bearing liabilities totaling $552.

         The $1,370 reduction in interest income resulted from a decrease of $1,432 related to rate partially offset by an increase of $62 due to volume. The majority of the change in interest income was related to a 95 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments.

         The $552 reduction in interest expense resulted from decrease of $653 associated with rate partially offset by an increase of $101 associated with volume. The majority of the change was attributable to a 59 basis point reduction in rates paid on time deposits due to the repricing dynamics of

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin decreased 55 basis points to 3.34% in the first quarter 2004 as compared with 3.89% for the same period in 2003 and increased from 3.29% during the fourth quarter 2003. The decrease in the net interest margin in the first quarter 2004 when compared to 2003 resulted primarily from a decrease in loans yields and a shift in the earning-asset mix. The expectation of continued low interest rates is likely to maintain pressure on margins for the remainder of 2004.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME

                                         For the Three Months Ended March 31,
                         ----------------------------------------------------------------------
                                       2004                                 2003
                         ----------------------------------   ---------------------------------
                                      Interest                             Interest                        Change Due To:
                           Average    Income/     Average      Average     Income/    Average    ----------------------------------
                           Balance    Expense       Rate       Balance     Expense     Rate        Volume       Rate        Net
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
ASSETS

Interest-earning assets
   Interest-earning
      deposits           $      205  $        1        1.96% $      330  $        2        2.46% $       (1) $       --  $       (1)
   Securities (1)
     Taxable                223,997       1,905        3.41     191,097       1,886        4.00         313        (294)         19
     Non-taxable (2)         26,931         491        7.31      32,358         597        7.48         (12)        (94)       (106)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
       Total securities
          (tax
          equivalent)       250,928       2,396        3.83     223,455       2,483        4.51         301        (388)        (87)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Federal funds sold       3,288           9        1.10       5,240          18        1.39          (6)         (3)         (9)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Loans (3)(4)
       Commercial           138,499       2,003        5.80     134,665       2,263        6.82          68        (328)       (260)
       Real estate          291,082       4,407        6.07     296,385       5,140        7.03         (85)       (648)       (733)
       Installment and
          other              37,769         879        9.33      50,402       1,159        9.33        (280)         --        (280)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
         Gross loans
            (tax
            equivalent)     467,350       7,289        6.26     481,452       8,562        7.21        (232)     (1,041)     (1,273)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
           Total
             interest-
             earning
             assets         721,771       9,695        5.39     710,477      11,065        6.32          62      (1,432)     (1,370)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Noninterest-earning
 assets
   Cash and cash
     equivalents             22,225                              20,938
   Premises and
     equipment, net          16,357                              14,104
   Other assets              29,002                              33,500
                         ----------                          ----------
     Total nonearning
       assets                67,584                              68,542
                         ----------                          ----------
       Total assets      $  789,355                          $  779,019
                         ==========                          ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities
   NOW accounts          $   47,389  $       67        0.56% $   54,069  $       76        0.57% $       (9) $       --  $       (9)
   Money market
     accounts               118,212         349        1.18     107,492         425        1.60          41        (117)        (76)
   Savings deposits          49,436          79        0.64      48,731          99        0.82           1         (21)        (20)
   Time deposits            337,397       2,348        2.79     343,581       2,858        3.37         (48)       (462)       (510)
   Federal funds
     purchased
     and repurchase
     agreements               2,212          13        2.36       4,123          30        2.95         (12)         (5)        (17)
   Advances from FHLB        74,469         771        4.15      62,672         687        4.45         131         (47)         84
   Notes payable              7,870          80        4.08       8,288          84        4.11          (4)         (1)         (4)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Total interest-
        bearing
        liabilities         636,985       3,707        2.33     628,956       4,259        2.75         101        (653)       (552)
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Noninterest-bearing
  liabilities
   Noninterest-bearing
     deposits                78,067                              72,684
   Other liabilities          5,449                               8,113
                         ----------                          ----------
     Total noninterest-
        bearing
        liabilities          83,516                              80,797
                         ----------                          ----------
   Stockholders' equity      68,854                              69,266
                         ----------                          ----------
   Total liabilities
        and
        stockholders'
        equity           $  789,355                          $  779,019
                         ==========                          ==========
   Net interest income
        (tax equivalent)             $    5,988                          $    6,806              $      (39) $     (779) $     (818)
                                     ==========                          ==========              ==========  ==========  ==========
   Net interest income
       (tax equivalent)
       to total
       earning assets                                  3.34%                               3.89%
                                                 ==========                          ==========
   Interest-bearing
       liabilities
       to earning assets      88.25%                              88.53%
                         ==========                          ==========

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

         The provision for loan losses charged to operating expense for the first quarter of 2004 totaled $750, an increase of $138 from the $612 recorded during the same period a year ago. Net charge-offs (recoveries) for the first quarter of 2004 were ($121) compared with $564 in 2003. Annualized net charge-offs decreased to (0.03)% of average loans for the first quarter of 2004 compared to 0.12% in the same period in 2003.

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

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       2004       2003
                                                     --------   --------

     Service charges                                 $    711   $    756
     Merchant fee income                                   56        279
     Trust income                                         184        177
     Mortgage banking income                              568      1,029
     Insurance commissions and fees                       633        594
     Securities gains, net                                 --         92
     Gain on the sale of the credit card portfolio        259         --
     Other income                                         513        672
                                                     --------   --------
                                                     $  2,924   $  3,599
                                                     ========   ========

         Noninterest income totaled $2,924 for the three months ended March 31, 2004, compared to $3,599 for the same time frame in 2003. This represented a decrease of $675 or 18.8%. Excluding net securities gains of $92 in the first quarter of 2003, noninterest income decreased $583 or 16.6%.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The majority of the change to noninterest income was related to a $461 decrease in mortgage banking income attributable to a slowdown in new and refinancing loan activity. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Total mortgage loans sold decreased 59% from $56,667 in the first quarter of 2003 to $23,251 in the first quarter of 2004.

         Also contributing to the decline were decreases in service charges reflecting lower volumes of items drawn on customer accounts with insufficient funds, decreases in merchant fee income and ISP income (located in other income) due to the divestiture of these product lines in the second quarter of 2003. Positively contributing to noninterest income was a $259 gain on the sale of the credit card portfolio.

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------

     Salaries and employee benefits                     $  4,150   $  3,830
     Occupancy expense, net                                  552        498
     Furniture and equipment expense                         557        493
     Supplies and printing                                   115        126
     Telephone                                               154        257
     Other real estate owned expense                           7        128
     Amortization of intangible assets                        52         54
     Other expenses                                        1,392      1,631
                                                        --------   --------
                                                        $  6,979   $  7,017
                                                        ========   ========

         Noninterest expense totaled $6,979 for the three months ended March 31, 2004, as compared to $7,017 for the same timeframe in 2003. This represented a decrease of $38 or 0.5%.

         This improvement in noninterest expense was primarily due to decreases in telephone expense, other real estate expense due to resolution of foreclosed assets, and savings in expenses related to the divestiture of the Company's POS and ISP product lines (located in other expenses) sold during the second quarter of 2003. These decreases were partially offset by increases in salary and employee benefits, occupancy expense and furniture and equipment expense, incurred as a result of the Company's branch expansion into the Yorkville market.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2004 and 2003.

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  2004         2003
                                               ----------   ----------

Income before income taxes                     $      996   $    2,551
Applicable income taxes                               196          744
Effective tax rates                                  19.7%        29.2%

         The Company recorded an income tax expense of $196 and of $744 for the three months ended March 31, 2004 and 2003. Effective tax rates equaled 19.7% and 29.2% respectively, for such periods.

         The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. Second, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $52 and of $64 of preferred stock dividends for the three months ended March 31, 2004 and 2003, respectively.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2004 and December 31, 2003.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                March 31, 2004
                                 -------------------------------------------
                                              Net Interest Income
                                 -------------------------------------------
                                    Amount           Change         Change
                                 -----------      -----------    -----------
                                            (Dollars in Thousands)

         +200 bp                 $    22,677      $      (552)         (2.38)%
         +100 bp                      23,019             (210)         (0.90)
            Base                      23,229               --             --
         -100 bp                      23,188              (41)         (0.18)

         Based upon the Company's model at March 31, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by $552 or 2.38%. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $41 or 0.18%. For the March 31, 2004 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

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

                                               December 31, 2003
                                 -------------------------------------------
                                              Net Interest Income
                                 -------------------------------------------
                                    Amount           Change         Change
                                 -----------      -----------    -----------
                                            (Dollars in Thousands)

         +200 bp                 $    22,270      $      (420)         (1.85)%
         +100 bp                      22,512             (178)         (0.79)
            Base                      22,690               --             --
         -100 bp                      22,570             (120)         (0.53)

         Based upon the Company's model at December 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by $420 or 1.85%. The effect of an immediate 100

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

basis point decrease in rates would decrease the Company's net interest income by $120 or 0.53%. For the December 31, 2003 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

Financial Condition

     General

         As of March 31, 2004, the Company had total assets of $776,399, total gross loans of $466,591, total deposits of $614,975 and total stockholders' equity of $68,619. Total assets decreased by $17,023 or 2.1% from year-end 2003. Total gross loans decreased by $10,221 or 2.1% from year-end 2003 and reflected tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Total deposits decreased by $23,057 or 3.6% from year-end 2003.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                        2004                           2003
                                                     ---------    ------------------------------------------------
                                                      Mar 31,      Dec 31,      Sept 30,     Jun 30,      Mar 31,
                                                     ---------    ---------    ---------    ---------    ---------
Nonaccrual loans                                     $   5,984    $   8,149    $   8,095    $   4,415    $   3,943
Loans 90 days past due and still accruing interest       1,170          328        2,108        1,748          129
                                                     ---------    ---------    ---------    ---------    ---------
     Total nonperforming loans                           7,154        8,477       10,203        6,163        4,072
Other real estate owned                                    246          227          145          320        1,260
                                                     ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets                      $   7,400    $   8,704    $  10,348    $   6,483    $   5,332
                                                     =========    =========    =========    =========    =========

Nonperforming loans to total end of period loans          1.53%        1.78%        2.11%        1.29%        0.86%
Nonperforming assets to total end of period loans         1.59         1.83         2.14         1.36         1.13
Nonperforming assets to total end of period assets        0.95         1.10         1.30         0.84         0.68

The level of nonperforming loans at March 31, 2004 decreased to $7,154 versus the $8,477 that existed as of December 31, 2003 and increased from $4,072 at March 31, 2003. The level of nonperforming loans to total end of period loans was 1.53% at March 31, 2004, as compared to 1.78% at December 31, 2003 and 0.86% at March 31, 2003. The reserve coverage ratio (allowance to nonperforming loans) was reported at 138.13% as of March 31, 2004 as compared to 159.58% as of March 31, 2003 and 106.30% as of December 31, 2003.

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, loans that management has classified as impaired totaled $4,114 at March 31, 2004 as compared to $5,086 at December 31, 2003. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2003. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

         At March 31, 2004, the allowance for loan losses was $9,882 or 2.12% of total loans as compared to $9,011 or 1.89% at December 31, 2003, and $6,498 or 1.38% at March 31, 2003. The change from December 31, 2003 is due to the increase in impaired loans previously discussed and as a result, additional provisions have been made to the allowance for loan losses.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net decrease in cash and cash equivalents of $2,613 from December 31, 2003 to March 31, 2004.

         During the first three months of 2004, the Company experienced net cash outflows of ($18,342) in financing activities primarily due to a decrease in deposits. In contrast, net cash inflows were provided by $6,426 in operating activities due to proceeds from net loans sales and net income and $9,303 in investing activities largely due to decrease in net loans.

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2004 was $68,619, an increase of $572 or 0.8%, from December 31, 2003. The increase in stockholders' equity was largely the result of earnings for the first three months of 2004 less dividends paid to shareholders and an increase in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 8.7% at March 31, 2004, compared to 8.6% at December 31, 2003. Book value per common share equaled $16.88 at March 31, 2004, a slight increase from $16.77 that was reported at the end of 2003.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. Purchases will be dependent upon market conditions and the

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

availability of shares. The repurchase program optimizes the use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. To date, the Company has repurchased 10,500 shares at a weighted average cost of $17.92.

     Capital Measurements

         The Banks are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 11.07% and 12.32%, respectively, at March 31, 2004. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Holding Company's capital ratios:

                                                     December 31,           Minimum         Well
                                  March 31,    ------------------------     Capital      Capitalized
                                    2004          2003          2002         Ratios        Ratios
                                 ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital        $   60,363    $   59,851    $   58,755
Tier 2 risk-based capital             6,816         7,790         7,281
                                 ----------    ----------    ----------
Total capital                        67,179        67,641        66,036
Risk-weighted assets                545,265       556,729       557,620
Capital ratios
     Tier 1 risk-based capital        11.07%        10.80%        10.50%         4.00%         6.00%
     Tier 2 risk-based capital        12.32         12.20         11.80          8.00         10.00
     Leverage ratio                    7.83          7.70          7.50          4.00          5.00

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

Item 4. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2004.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2004.

         ISSUER PURCHASES OF EQUITY SECURITIES

      ===============================================================================================
                                                                                      (d) Maximum
                                                                                       Number (or
                                                               (c) Total Number        Approximate
                                                                   of Shares         Dollar Value) of
                                                               Purchased as Part     Shares that May
                      (a) Total Number                            of Publicly        Yet Be Purchased
                          of Shares      (b) Average Price      Announced Plans      Under the Plans
      Period              Purchased        Paid per Share         or Programs          or Programs
      ===============================================================================================
      01/01/04 -                  --                   --                  --              198,947
      01/31/04
      ===============================================================================================
      02/01/04 -                  --                   --                  --              198,947
      02/29/04
      ===============================================================================================
      03/01/04 -                  --                   --                  --              198,947
      03/31/04
      ===============================================================================================
      Total                       --                   --                  --              198,947
      ===============================================================================================

          (1) For the quarter ended March 31, 2004, we repurchased no shares of our common stock pursuant to the repurchase program that we announced on May 2, 2003 (the "Program").

          (2) Our board of directors approved the repurchase by us of up to an aggregate of 5% of the outstanding shares of our common stock pursuant to the Program. The expiration date of this Program is November 2, 2004. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Senior Vice President and Principal Financial and Accounting Officer.

         Reports on Form 8-K:

         Registrant filed a Current Report on Form 8-K on February 27, 2004 to furnish its earnings announcement for the quarter ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2004.



                                    UNIONBANCORP, INC.

                                    By: /s/ DEWEY R. YAEGER
                                        ----------------------------------------
                                        Dewey R. Yaeger
                                        President and Principal Executive
                                        Officer


                                    By: /s/ KURT R. STEVENSON
                                        ----------------------------------------
                                        Kurt R. Stevenson
                                        Senior Vice President and Principal
                                        Financial and Accounting Officer

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

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Senior Vice President and Principal Financial and Accounting Officer.