Form 10-Q
period 2004-06-30
UNIONBANCORP INC
filed 2004-08-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Shares outstanding at August 13, 2004
-----------------------------             -------------------------------------
Common Stock, Par Value $1.00                            4,038,800

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index

                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements

         o    Unaudited Consolidated Balance Sheets...........................1

         o    Unaudited Consolidated Statements of Income and
               Comprehensive Income ..........................................2

         o    Unaudited Consolidated Statements of Cash Flows.................3

         o    Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition........................................10

Item 3   Quantitative and Qualitative Disclosures
              About Market Risk..............................................27

Item 4.  Controls and Procedures ............................................27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................29

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases
              of Equity Securities...........................................29

Item 3.  Defaults Upon Senior Securities.....................................29

Item 4.  Submission of Matters to a Vote of Security Holders.................29

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................30

SIGNATURES...................................................................35

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003 (In Thousands, Except Share Data)
----------------------------------------------------------------------------------------------------------
                                                                                 June 30,     December 31,
                                                                                   2004           2003
                                                                               ------------   ------------
ASSETS
Cash and cash equivalents                                                      $     26,972   $     22,198
Securities available-for-sale                                                       211,733        252,248
Loans                                                                               453,676        476,812
Allowance for loan losses                                                           (10,224)        (9,011)
                                                                               ------------   ------------
   Net loans                                                                        443,452        467,801
Cash surrender value of life insurance                                               14,725         14,379
Mortgage servicing rights                                                             2,804          2,775
Premises and equipment, net                                                          16,200         16,576
Goodwill                                                                              7,642          7,642
Intangible assets, net                                                                1,129          1,232
Other real estate                                                                       164            227
Other assets                                                                          7,198          8,344
                                                                               ------------   ------------

       Total assets                                                            $    732,019   $    793,422
                                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
       Non-interest-bearing                                                    $     77,072   $     89,424
       Interest-bearing                                                             506,540        548,608
                                                                               ------------   ------------
            Total deposits                                                          583,612        638,032
   Federal funds purchased and securities sold
     under agreements to repurchase                                                   1,336          1,533
   Advances from the Federal Home Loan Bank                                          67,700         72,450
   Notes payable                                                                      7,296          7,873
   Series B mandatory redeemable preferred stock                                        831            831
   Other liabilities                                                                  4,212          4,656
                                                                               ------------   ------------
       Total liabilities                                                            664,987        725,375
                                                                               ------------   ------------
Stockholders' equity
   Preferred stock; 200,000 shares authorized; none issued                               --             --
   Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
       shares outstanding (aggregate liquidation preference of $2,762)                  500            500
   Series C preferred stock; 4,500 shares authorized; none issued                        --             --
   Common stock, $1 par value; 10,000,000 shares authorized;
       4,639,563 shares issued at June 30, 2004 and
       4,627,613 shares issued at December 31, 2003                                   4,640          4,628
   Additional paid-in capital                                                        22,572         22,484
   Retained earnings                                                                 44,412         43,609
   Accumulated other comprehensive income                                               221          2,141
   Unearned compensation under stock option plans                                        --             (2)
                                                                               ------------   ------------
                                                                                     72,345         73,360
   Treasury stock, at cost; 600,763 shares at June 30, 2004
       and December 31, 2003                                                         (5,313)        (5,313)
                                                                               ------------   ------------
            Total stockholders' equity                                               67,032         68,047
                                                                               ------------   ------------

            Total liabilities and stockholders' equity                         $    732,019   $    793,422
                                                                               ============   ============

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Six Months Ended June 30, 2004 and 2003 (In Thousands, Except Per Share Data)
-------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                         2004           2003           2004           2003
                                                      ----------     ----------     ----------     ----------
Interest income
  Loans                                                    7,035     $    8,281     $   14,303     $   16,820
  Securities
     Taxable                                               1,485          1,689          3,390          3,577
     Exempt from federal income taxes                        318            398            643            793
     Federal funds sold and other                              5             13             15             31
                                                      ----------     ----------     ----------     ----------
     Total interest income                                 8,843         10,381         18,351         21,221
Interest expense
  Deposits                                                 2,456          3,189          5,287          6,647
  Federal funds purchased and securities sold
    under agreements to repurchase                            40             40             53             70
  Advances from the Federal Home Loan Bank                   728            770          1,499          1,457
  Series B mandatory redeemable preferred stock               13             --             25             --
  Notes payable                                               75             81            155            165
                                                      ----------     ----------     ----------     ----------
     Total interest expense                                3,312          4,080          7,019          8,339
                                                      ----------     ----------     ----------     ----------
Net interest income                                        5,531          6,301         11,332         12,882
Provision for loan losses                                    500          1,257          1,250          1,869
                                                      ----------     ----------     ----------     ----------
Net interest income after
  Provision for loan losses                                5,031          5,044         10,082         11,013
Noninterest income
  Service charges                                            803            794          1,514          1,550
  Merchant fee income                                         12            210             68            489
  Trust income                                               180            146            364            323
  Mortgage banking income                                    647          1,192          1,215          2,221
  Insurance commissions and fees                             608            641          1,241          1,235
  Securities gains, net                                       10            129             10            221
  Gain on sale of assets                                     466            309            725            309
  Other income                                               464            666            977          1,338
                                                      ----------     ----------     ----------     ----------
                                                           3,190          4,087          6,114          7,686
Noninterest expenses
  Salaries and employee benefits                           4,136          3,979          8,286          7,809
  Occupancy expense, net                                     559            470          1,111            968
  Furniture and equipment expense                            573            524          1,130          1,017
  Supplies and printing                                      115            122            230            248
  Telephone                                                  142            281            296            538
  Other real estate owned expense                             (3)            40              4            168
  Amortization of intangible assets                           51             52            103            106
  Other expenses                                           1,456          1,701          2,848          3,332
                                                      ----------     ----------     ----------     ----------
                                                           7,029          7,169         14,008         14,186
                                                      ----------     ----------     ----------     ----------
Income before income taxes                                 1,192          1,962          2,188          4,513
Income taxes                                                 279            516            475          1,260
                                                      ----------     ----------     ----------     ----------
Net income                                                   913          1,446          1,713          3,253
Preferred stock dividends                                     52             64            104            128
                                                      ----------     ----------     ----------     ----------
Net income for common stockholders                    $      861     $    1,382     $    1,609     $    3,125
                                                      ==========     ==========     ==========     ==========
Basic earnings per share                              $     0.21     $     0.34     $     0.40     $     0.78
                                                      ==========     ==========     ==========     ==========
Diluted earnings per common share                     $     0.21     $     0.34     $     0.39     $     0.77
                                                      ==========     ==========     ==========     ==========
Total comprehensive income (loss)                     $   (1,119)    $    1,573     $     (207)    $    3,239
                                                      ==========     ==========     ==========     ==========

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003 (In Thousands)
---------------------------------------------------------------------------------------------------
                                                                               Six Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             2004           2003
                                                                          ----------     ----------
Cash flows from operating activities
  Net income                                                              $    1,713     $    3,253
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Depreciation                                                               1,085            789
    Amortization of intangible assets                                            103            106
    Amortization of unearned compensation under stock option plans                 2             12
    Amortization of bond premiums, net                                           895            753
    Provision for loan losses                                                  1,250          1,869
    Securities gains, net                                                        (10)          (221)
    Gain on sale of assets                                                      (725)          (309)
    Loss on sale of real estate acquired in settlement of loans                   --             88
    Gain on sale of loans                                                     (1,160)        (2,692)
    Proceeds from sales of loans held for sale                                53,452        104,150
    Origination of loans held for sale                                       (50,025)      (101,611)
    Change in assets and liabilities
       Net decrease in other assets                                            1,909            748
       Net increase in other liabilities                                        (132)            74
                                                                          ----------     ----------
         Net cash provided by operating activities                             8,357          7,009

Cash flows from investing activities
  Securities available-for-sale
    Proceeds from maturities and paydowns                                     50,639         66,314
    Proceeds from sales                                                       11,438         13,438
    Purchases                                                                (25,542)       (73,878)
  Net decrease in loans                                                       18,978          5,720
  Proceeds from sale of assets                                                    30             --
  Purchase of premises and equipment                                          (1,124)        (1,484)
  Proceeds from sale of real estate acquired in settlement of loans              198          1,359
  Proceeds from Sale of Blandinsville                                         (9,984)            --
                                                                          ----------     ----------
         Net cash provided by (used in) investing activities                  44,633         11,469

Cash flows from financing activities
  Net decrease in deposits                                                   (41,884)       (35,003)
  Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase                           (197)        (1,743)
  Payments on notes payable                                                     (577)          (350)
  Net increase (decrease) in advances from the Federal Home Loan Bank         (4,750)        15,700
  Dividends on common stock                                                     (807)          (719)
  Dividends on preferred stock                                                  (104)          (128)
  Proceeds from exercise of stock options                                        103            294
  Purchase of treasury stock                                                      --           (188)
                                                                          ----------     ----------
         Net cash used in financing activities                               (48,216)       (22,137)
                                                                          ----------     ----------

Net increase (decrease) in cash and cash equivalents                           4,774         (3,659)

Cash and cash equivalents
  Beginning of period                                                         22,198         38,962
                                                                          ----------     ----------

  End of period                                                           $   26,972     $   35,303
                                                                          ==========     ==========
Supplemental disclosures of cash flow information
  Cash payments for
    Interest                                                              $    7,319     $    8,602
    Income taxes                                                                 476          1,151

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The annualized results of operations during the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. All financial information is in thousands (000's), except per share data.

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

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                 -------------------------     -------------------------
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
Net income as reported
  for common stockholders                        $      861     $    1,382     $    1,609     $    3,125
Deduct: stock-based compensation expense
  Determined under fair value based method               30             30             60             60
                                                 ----------     ----------     ----------     ----------

Pro forma net income                             $      831     $    1,352     $    1,549     $    3,065
                                                 ==========     ==========     ==========     ==========

Basic earnings
  per common share as reported                   $     0.21     $     0.34     $     0.40     $     0.78
Pro forma basic earnings
  per common share                                     0.21           0.34           0.38           0.77

Diluted earnings
  per common share as reported                   $     0.21     $     0.34     $     0.39     $     0.77
Pro forma diluted earnings
  per common share                                     0.20           0.33           0.38           0.76

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

         Basic earnings per share for the three months and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for three months and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:


Basic Earnings Per Common Share                     Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                 -------------------------     -------------------------
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
Net income
  available to common shareholders               $      861     $    1,382     $    1,609     $    3,125
Weighted average common shares outstanding            4,037          3,995          4,034          3,989
                                                 ----------     ----------     ----------     ----------

Basic Earnings Per Common Share                  $     0.21     $     0.34     $     0.40     $     0.78
                                                 ==========     ==========     ==========     ==========

Diluted Earnings Per Common Share

Weighted average common shares outstanding            4,037          3,995          4,034          3,989
Add: dilutive effect of assumed exercised
  stock options                                          78             73             80             64
                                                 ----------     ----------     ----------     ----------
Weighted average common and dilutive
  Potential shares outstanding                        4,115          4,068          4,114          4,053
                                                 ==========     ==========     ==========     ==========

Diluted Earnings Per Common Share                $     0.21     $     0.34     $     0.39     $     0.77
                                                 ==========     ==========     ==========     ==========

         There were approximately 20,000 and 16,000 options outstanding at June 30, 2004 and 2003, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 33.1% of the Company's 2004 second quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $211,733 at June 30, 2004 compared to $252,248 at December 31, 2003. The Company does not have any securities classified as trading or held-to-maturity.


UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2004 and December 31, 2003:

                                                              June 30, 2004
                                                 ----------------------------------------
                                                                  Gross          Gross
                                                   Fair         Unrealized     Unrealized
                                                   Value          Gains          Losses
                                                 ----------     ----------     ----------
U.S. government agencies                         $   13,256     $      201     $      (18)
States and political subdivisions                    26,969            933            (34)
U.S. government mortgage-backed securities          139,656            757         (1,815)
Collateralized mortgage obligations                   3,929              7            (50)
Equity securities                                    17,587             28            (38)
Corporate                                            10,336            389             --
                                                 ----------     ----------     ----------

                                                 $  211,733     $    2,315     $   (1,955)
                                                 ==========     ==========     ==========


                                                             December 31, 2003
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
                                                 ==========     ==========     ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of June 30, 2004 and December 31, 2003:

                                             June 30, 2004                December 31, 2003
                                       --------------------------    --------------------------
                                            $              %              $              %
                                       -----------    -----------    -----------    -----------
Commercial                             $    94,333          20.79%   $   105,767          22.18%
Agricultural                                29,970           6.61         33,766           7.08
Real estate:
  Commercial mortgages                     134,638          29.68        134,985          28.31
  Construction                              38,362           8.45         30,674           6.43
  Agricultural                              33,090           7.29         37,092           7.78
  1-4 family mortgages                      90,720          20.00         94,163          19.75
Installment                                 31,741           7.00         37,415           7.85
Other                                          822           0.18          2,950           0.62
                                       -----------    -----------    -----------    -----------
Total loans                                453,676         100.00%       476,812         100.00%
                                                      ===========                   ===========
Allowance for loan losses                  (10,224)                       (9,011)
                                       -----------                   -----------

  Loans, net                           $   443,452                   $   467,801
                                       ===========                   ===========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and six months ended June 30, 2004 and 2003 are summarized below:

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                            -------------------------     -------------------------
                                               2004           2003           2004           2003
                                            ----------     ----------     ----------     ----------
Beginning balance                           $    9,882     $    6,498     $    9,011          6,450

Charge-offs:
  Commercial                                       412            248            806            636
  Real estate mortgages                             71            215            143            319
  Installment and other loans                      125            204            306            392
                                            ----------     ----------     ----------     ----------
     Total charge-offs                             608            667          1,255          1,347
                                            ----------     ----------     ----------     ----------
Recoveries:
  Commercial                                       379            125            931            205
  Real estate mortgages                              0             20            193             39
  Installment and other loans                       71             20             94             37
                                            ----------     ----------     ----------     ----------
     Total recoveries                              450            165          1,218            281
                                            ----------     ----------     ----------     ----------

Net charge-offs                                    158            502             37          1,066
                                            ----------     ----------     ----------     ----------
Provision for loan losses                          500          1,257          1,250          1,869
                                            ----------     ----------     ----------     ----------

Ending balance                              $   10,224     $    7,253     $   10,224     $    7,253
                                            ==========     ==========     ==========     ==========
Period end total loans, net of
 unearned interest                          $  453,676     $  476,386     $  453,676     $  476,386
                                            ==========     ==========     ==========     ==========

Average loans                               $  461,698     $  482,631     $  464,524     $  482,045
                                            ==========     ==========     ==========     ==========

Ratio of net charge-offs to
 average loans                                    0.03%          0.10%          0.01%          0.22%
Ratio of provision for loan losses
 to average loans                                 0.11%          0.26%          0.28%          0.39%
Ratio of allowance for loan losses
 to ending total loans                            2.25%          1.52%          2.25%          1.52%
Ratio of allowance for loan losses
 to total nonperforming loans                   176.43%        117.69%        176.43%        117.69%
Ratio of allowance at end of period
 to average loans                                 2.21%          1.50%          2.20%          1.50%

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

                                                                  Six Months Ended
                                       -----------------------------------------------------------------------
                                                                    June 30, 2004
                                       -----------------------------------------------------------------------
                                        Banking        Mortgage      Financial        Other       Consolidated
                                        Segment        Banking        Services       Segments        Totals
                                       ----------     ----------     ----------     ----------     -----------
Net interest income                    $   11,086     $      410     $       --     $     (164)    $    11,332
Other revenue                               3,228          1,222          1,657              7           6,114
Other expense                               8,690          1,722          2,220         (1,062)         11,570
Segment profit (loss)                       1,596            460           (476)           133           1,713
Noncash items
   Depreciation                               875             51             87             72           1,085
   Provision for loan losses                1,250             --             --             --           1,250
   Other intangibles                          103             --             --             --             103
Goodwill                                    5,718             --          1,924             --           7,642
Segment assets                            733,201          3,633          6,938        (11,753)        732,019

                                                                  Six Months Ended
                                       -----------------------------------------------------------------------
                                                                    June 30, 2003
                                       -----------------------------------------------------------------------
                                        Banking        Mortgage      Financial        Other       Consolidated
                                        Segment        Banking        Services       Segments        Totals
                                       ----------     ----------     ----------     ----------     -----------
Net interest income                    $   12,352     $      698     $       --     $     (168)    $    12,882
Other revenue                               3,393          2,198          1,556            539           7,686
Other expense                               8,146          1,391          2,013          1,741          13,291
Segment profit (loss)                       4,131          1,180           (465)        (1,593)          3,253
Noncash items
   Depreciation                               513             49             83            144             789
   Provision for loan losses                1,869             --             --             --           1,869
   Other intangibles                          103             --             --              3             106
Goodwill                                    5,718             --          1,924             --           7,642
Segment assets                            766,488          5,522          5,354         (4,433)        772,931

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8:  Business Acquisitions and Divestures

On May 3, 2004, the Company sold the deposits and premises of a UnionBank/West branch location. At the date of sale, the branch had approximately $12,535 in deposits, $1,720 in loans, and $336 in fixed assets. The sale price was $440.

In addition, the Company entered into a Definitive Purchase and Assumption Agreement with First Bankers Trust Company to sell approximately $90 million in deposits and $40 million in loans as part of its strategy to exit from the Quincy, Macomb, Carthage, Rushville and Paloma markets. The transaction is expected to be completed late in the third quarter, pending the timing of regulatory approval by the Federal Reserve System and the Office of the Comptroller of the Currency.

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and six months ended June 30, 2004 as compared to the same periods in 2003. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2003 Annual Report on Form 10-K. Annualized results of operations during the three months and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year of 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Second Quarter Highlights

     o   Earnings per share increased 16.7% over the first quarter of 2004.

         The Company completed the sale of its Blandinsville sales and service
     o office that resulted in a net gain on the sale. The impact to earnings, net of taxes, was approximately $0.07 per diluted share.

     o The Company entered into a Definitive Purchase and Assumption Agreement with First Bankers Trust Company to purchase approximately $90 million in deposits and $40 million in loans as part of its strategy to exit from the Quincy, Macomb, Carthage, Rushville and Paloma markets. The transaction is expected to be completed late in the third quarter, pending the timing of regulatory approval by the Federal Reserve System and the Office of the Comptroller of the Currency.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     o The Company announced that it has filed the necessary applications to merge UnionFinancial Services & Trust Company into UnionBank. Since UnionBank and UnionFinancial are under common control, the merger will be accounted for at UnionFinancial's carrying amount which had no impact on the consolidated financial statements.

     o The net interest margin remained relatively stable over the previous three quarters, reported at 3.31% at the end of the second quarter 2004.

     o The Company experienced favorable trends in expense control as noninterest expense levels decreased $140,000 or 2.0% during the second quarter of 2004 in comparison to the second quarter of 2003.

     o The reserve coverage ratio (allowance to nonperforming loans) was reported at 176.43% as of June 30, 2004 as compared to 117.69% as of June 30, 2003 and 106.30% as of December 31, 2003.

     o Provision for loan losses decreased $250,000 as compared with the first quarter 2004.

     o The level of non-performing loans to total end of period loans totaled 1.28% as of June 30, 2004 compared to 1.29% on June 30, 2003 and 1.78%
         at December 31, 2003.

     o Loan demand in the second quarter remained soft, as total loans decreased $23.1 million to $453.7 million since December 31, 2003.

     o The Board of Directors of UnionBancorp, Inc., approved the payment of a $0.10 quarterly cash dividend on the Company's common stock, marking the 77th consecutive quarter of dividends paid to stockholders.

Results of Operations

     Net Income

         Net income equaled $913 or $0.21 per diluted share for the three months ended June 30, 2004, versus $1,446 or $0.34 per diluted share for the same period in 2003. For the six months ended June 30, 2004, net income equaled $1,713 or $0.39 per diluted share compared to $3,253 or $0.77 per diluted share earned in the same period during 2003.

         The Company's quarterly results were adversely impacted by a decrease in net interest income due to a reduction in loan yields and an adverse shift in the earning-asset mix from higher yielding loans to lower yielding securities. Also contributing were decreases in revenue generated from the mortgage banking division due to a slowdown in new and refinancing activity and continued operating losses at UnionFinancial Services & Trust Company.

         Return on average assets was 0.49% for the second quarter of 2004 compared to 0.74% for the same period in 2003. Return on average assets was 0.45% for the six month period ended June 30, 2004 compared to 0.84% for the same period in 2003.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         Return on average stockholders' equity was 5.44% for the second quarter of 2004 compared to 8.10% for the same period in 2003. Return on average stockholders' equity was 5.05% for the six month period ended June 30, 2004 compared to 9.37% for the same period in 2003.

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

         Net interest income, on a tax equivalent basis, was $5,714 for the three months ended June 30, 2004, compared with $6,528 earned during the same period in 2003. This represented a decrease of $814 or 12.5%. The decline in net interest income is attributable to the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $1,582 exceeding the quarter-over-quarter decrease in interest expense paid on interest bearing liabilities totaling $768.

         The $1,582 reduction in interest income resulted from a decrease of $1,256 related to rate and $326 due to volume. The majority of the change in interest income was related to a 77 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments.

         The $768 reduction in interest expense resulted from decreases of $602 associated with rate and $166 associated with volume. The majority of the change was attributable to a 53 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin decreased 35 basis points to 3.31% in the second quarter 2004 as compared with 3.66% for the same period in 2003. The decrease in the net interest margin in the second quarter 2004 when compared to 2003 resulted primarily from a decrease in loans yields due to repricing of variable rate loans in a lower interest rate environment and a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The expectation of continued low interest rates is likely to maintain pressure on margins for the remainder of 2004.

         Net interest income, on a tax equivalent basis, for the six months ended June 30, 2004 totaled $11,702, representing a decrease of $1,632 or 12.2% compared to the $13,334 earned during the same period in 2003. The decline in net interest income is attributable to the year-over-year reduction of interest income earned on interest-earning assets totaling $2,952 exceeding the year-over-year decrease in interest expense paid on interest bearing liabilities

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

totaling $1,320. The net interest margin for the first six months of 2004 decreased 44 basis points to 3.33% compared to 3.77% for the same period in 2003.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                        For the Three Months Ending June 30,
                                            ----------------------------------------------------------
                                                        2004                            2003
                                            ---------------------------   ----------------------------
                                                       Interest                       Interest                  Change Due To:
                                            Average    Income/   Average   Average    Income/   Average  ---------------------------
                                            Balance    Expense    Rate     Balance    Expense    Rate     Volume    Rate       Net
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
ASSETS

Interest-earning assets
 Interest-earning deposits                 $      54   $    --       --%  $     238   $     1     1.69%  $    --  $    (1)  $    (1)
 Securities (1)
    Taxable                                  203,307     1,483     2.93     194,674     1,688     3.48        72     (277)     (205)
    Non-taxable (2)                           26,424       484     7.35      31,771       604     7.63       (39)     (81)     (120)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
       Total securities (tax equivalent)     229,731     1,967     3.43     226,445     2,292     4.06        33     (358)     (325)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Federal funds sold                         1,969         6     1.22       5,133        13     1.02        (9)       2        (7)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Loans (3)(4)
       Commercial                            134,872     1,837     5.46     133,625     2,021     6.07        19     (203)     (184)
       Real estate                           293,238     4,467     6.11     302,898     5,195     6.88      (161)    (567)     (728)
       Installment and other                  33,588       749     8.94      46,108     1,086     9.45      (208)    (129)     (337)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
          Gross loans (tax equivalent)       461,698     7,053     6.13     482,631     8,302     6.90      (350)    (899)   (1,249)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
            Total interest-earning assets    693,452     9,026     5.22     714,447    10,608     5.96      (326)   1,256)   (1,582)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
Noninterest-earning assets
 Cash and cash equivalents                    21,806                         21,563
 Premises and equipment, net                  16,348                         14,470
 Other assets                                 24,938                         32,378
                                           ---------                      ---------
    Total nonearning assets                   63,092                         68,411
                                           ---------                      ---------
       Total assets                        $ 756,544                      $ 782,858
                                           =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                              $  46,400   $    49     0.42%  $  52,847   $    81     0.61%  $    (9) $   (23)  $   (32)
 Money market accounts                       114,406       304     1.07     100,869       366     1.46        45     (107)      (62)
 Savings deposits                             50,207        66     0.53      50,689       101     0.80        (1)     (34)      (35)
 Time deposits                               307,116     2,025     2.64     333,664     2,641     3.17      (199)    (417)     (616)
 Federal funds purchased and
  repurchase agreements                       11,000        40     1.46       9,722        40     1.65         5       (5)       --
 Advances from FHLB                           71,304       728     4.10      72,160       770     4.28        (9)     (33)      (42)
 Notes payable                                 8,142       100     4.93       7,940        81     4.09         2       17        19
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Total interest-bearing liabilities       608,575     3,312     2.18     627,891     4,080     2.61      (166)    (602)     (768)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
Noninterest-bearing liabilities
 Noninterest-bearing deposits                 76,363                         76,117
 Other liabilities                             4,110                          7,253
                                           ---------                      ---------
    Total noninterest-bearing liabilities     80,473                         83,370
                                           ---------                      ---------
 Stockholders' equity                         67,496                         71,597
                                           ---------                      ---------
 Total liabilities and stockholders'
  equity                                   $ 756,544                      $ 782,858
                                           =========                      =========
 Net interest income (tax equivalent)                  $ 5,714                        $ 6,528            $  (160) $  (654)  $  (814)
                                                       =======                        =======            =======  =======   =======
 Net interest income (tax equivalent) to
  total earning assets                                             3.31%                          3.66%
                                                                 ======                         ======
 Interest-bearing liabilities to
  earning assets                               87.76%                         87.88%
                                           =========                      =========

--------------------------------------------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                          For the Six Months Ended June 30,
                                            ----------------------------------------------------------
                                                        2004                            2003
                                            ---------------------------   ----------------------------
                                                       Interest                       Interest                  Change Due To:
                                            Average    Income/   Average   Average    Income/   Average  ---------------------------
                                            Balance    Expense    Rate     Balance    Expense    Rate     Volume    Rate       Net
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
ASSETS

Interest-earning assets
 Interest-earning deposits                 $     129   $     1     1.55%  $     283   $     3     2.14%  $    (1) $    (1)  $    (2)
 Securities (1)
    Taxable                                  213,652     3,388     3.18     192,896     3,574     3.74       373     (559)     (186)
    Non-taxable (2)                           26,677       975     7.33      32,063     1,201     7.55       (52)    (174)     (226)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
       Total securities (tax equivalent)     240,329     4,363     3.64     224,959     4,775     4.28       321     (733)     (412)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Federal funds sold                         2,629        15     1.14       5,186        31     1.21       (14)      (2)      (16)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Loans (3)(4)
       Commercial                            136,686     3,840     5.63     134,142     4,284     6.44        84     (528)     (444)
       Real estate                           292,160     8,874     6.09     299,659    10,335     6.96      (244)  (1,217)   (1,461)
       Installment and other                  35,678     1,628     9.15      48,244     2,245     9.38      (564)     (53)     (617)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
          Gross loans (tax equivalent)       464,524    14,342     6.19     482,045    16,864     7.05      (724)  (1,798)   (2,522)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
            Total interest-earning assets    707,611    18,721     5.31     712,473    21,673     6.13      (418)  (2,534)   (2,952)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
Noninterest-earning assets
 Cash and cash equivalents                    22,015                         21,252
 Premises and equipment, net                  16,353                         14,288
 Other assets                                 26,970                         32,936
                                           ---------                      ---------
    Total nonearning assets                   65,338                         68,476
                                           ---------                      ---------
       Total assets                        $ 772,949                      $ 780,949
                                           =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                              $  46,894   $   116     0.50%  $  53,455   $   157     0.59%  $   (18) $   (23)  $   (41)
 Money market accounts                       116,309       653     1.13     104,162       791     1.53        86     (224)     (138)
 Savings deposits                             49,821       145     0.58      49,716       200     0.81        --      (55)      (55)
 Time deposits                               322,258     4,373     2.72     338,595     5,499     3.28      (248)    (878)   (1,126)
 Federal funds purchased and
  repurchase agreements                        6,605        53     1.61       6,938        70     2.03        (3)     (14)      (17)
 Advances from FHLB                           72,887     1,499     4.12      67,442     1,457     4.36       121      (79)       42
 Notes payable                                 8,006       180     4.51       8,113       165     4.10        (2)      17        15
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
    Total interest-bearing liabilities       622,780     7,019     2.26     628,421     8,339     2.68       (64)  (1,256)   (1,320)
                                           ---------   -------   ------   ---------   -------   ------   -------  -------   -------
Noninterest-bearing liabilities
 Noninterest-bearing deposits                 77,215                         74,410
 Other liabilities                             4,779                          8,098
                                           ---------                      ---------
    Total noninterest-bearing liabilities     81,994                         82,508
                                           ---------                      ---------
 Stockholders' equity                         68,175                         70,020
                                           ---------                      ---------
 Total liabilities and stockholders'
  equity                                   $ 772,949                      $ 780,949
                                           =========                      =========
 Net interest income (tax equivalent)                  $ 11,702                       $13,334            $  (354) $(1,278)  $(1,632)
                                                       ========                       =======            =======  =======   =======
 Net interest income (tax equivalent) to
  total earning assets                                             3.33%                          3.77%
                                                                 ======                         ======
 Interest-bearing liabilities to
  earning assets                               88.01%                         88.20%
                                           =========                      =========

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

         The provision for loan losses charged to operating expense for the second quarter of 2004 totaled $500, a decrease of $757 from the $1,257 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the six months ended June 30, 2003 totaled $1,250, a decrease of $619 from $1,869 recorded during the same period a year ago. The decline in the provision was due to a decline in the overall level of nonperforming loans at June 30, 2004 as compared to June 30, 2003.

         Net charge-offs for the second quarter of 2004 were $158 compared with $502 for the comparable period in 2003. Annualized net charge-offs decreased to 0.03% of average loans for the second quarter of 2004 compared to 0.10% in the same period in 2003. Net charge-off for the six months ended June 30, 2004 were $37 compared with $1,066 for the comparable period in 2003. Annualized net charge-offs decreased to 0.01% of average loans for the six months ended June 30, 2004 compared to 0.22% in the same period in 2003.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                       -------------------------     --------------------------
                                          2004           2003           2004           2003
                                       ----------     ----------     ----------     ----------
Service charges                        $      803     $      794     $    1,514     $    1,550
Merchant fee income                            12            210             68            489
Trust income                                  180            146            364            323
Mortgage banking income                       647          1,192          1,215          2,221
Insurance commissions and fees                608            641          1,241          1,235
Securities gains, net                          10            129             10            221
Gain on the sale of assets                    466            309            725            309
Other income                                  464            666            977          1,338
                                       ----------     ----------     ----------     ----------
                                       $    3,190     $    4,087     $    6,114     $    7,686
                                       ==========     ==========     ==========     ==========

         Noninterest income totaled $3,190 for the three months ended June 30, 2004, compared to $4,087 for the same time frame in 2003. This represented a decrease of $897, or 21.9%. Included in second quarter 2004 results was a $440 gain on sale of the Blandinsville branch. Included in second quarter 2003 results were $309 in gains on the sale of the Company's Internet Service Provider (ISP) and Merchant Point of Sale (POS) product lines. Excluding gains related to these divestiture and net securities gains from both periods, noninterest income decreased $1,038 or 27.5%.

         The majority of the change to noninterest income was related to a $545 decrease in mortgage banking income attributable to a slowdown in new and refinancing loan activity. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Total mortgage loans sold decreased 61% from $70,622 in the second quarter of 2003 to $27,372 in the second quarter of 2004. Also contributing to the decline were decreases in POS merchant fee income and ISP and credit card income (located in other income) due to the divestiture of these product lines.

         Noninterest income totaled $6,114 for the six months ended June 30, 2004, compared to $7,686 for the same time frame in 2003. Excluding all gains on the sale of assets and net securities gains for both periods, noninterest income decreased $1,779 or 24.8%.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                       -------------------------     -------------------------
                                          2004           2003           2004           2003
                                       ----------     ----------     ----------     ----------
Salaries and employee benefits         $    4,136     $    3,979     $    8,286     $    7,809
Occupancy expense, net                        559            470          1,111            968
Furniture and equipment expense               573            524          1,130          1,017
Supplies and printing                         115            122            230            248
Telephone                                     142            281            296            538
Other real estate owned expense                (3)            40              4            168
Amortization of intangible assets              51             52            103            106
Other expenses                              1,456           1701          2,848          3,332
                                       ----------     ----------     ----------     ----------
                                       $    7,029     $    7,169     $   14,008     $   14,186
                                       ==========     ==========     ==========     ==========

         Noninterest expense totaled $7,029 for the three months ended June 30, 2004, as compared to $7,169 for the same timeframe in 2003. This represented a decrease of $140 or 2.0%. This improvement in noninterest expense was primarily due to decreases in telephone expense, other real estate expense due to resolution of foreclosed assets, and savings in expenses related to the divestiture of the Company's POS, credit card, and ISP product lines (located in other expenses) sold. These decreases were partially offset by increases in salary and employee benefits, occupancy expense and furniture and equipment expense, incurred as a result of the Company's branch expansion into the Yorkville market.

         Noninterest expense totaled $14,008 for the six months ended June 30, 2004, decreasing by $178 or 1.3% from the same period in 2003. The change was largely reflective of the same items discussed regarding the second quarter.

Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months and six months ended June 30, 2004 and 2003.

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                       -------------------------     -------------------------
                                          2004           2003           2004           2003
                                       ----------     ----------     ----------     ----------

Income before income taxes             $    1,192     $    1,962     $    2,188     $    4,513
Applicable income taxes                       279            516            475          1,260
Effective tax rates                          23.4%          26.3%          21.7%          27.9%

         The Company recorded an income tax expense of $279 and of $516 for the three months ended June 30, 2004 and 2003. Effective tax rates equaled 23.4% and 26.3% respectively, for such periods.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The Company recorded income tax expense of $475 and $1,260 for the six months ended June 30, 2004 and 2003, respectively. Effective tax rates equaled 21.7% and 27.9% respectively, for such periods.

         The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from Illinois state tax. Second, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $52 and $64 in preferred stock dividends for the three months ended June 30, 2004 and 2003, respectively. The Company paid $104 and $128 in preferred stock dividends for the six months ended June 30, 2004 and 2003, respectively.

Interest Rate Sensitivity Management

         The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Bank depends, to a substantial extent, on "rate differentials," i.e., the differences between the income the Bank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2004 and December 31, 2003.

                                               June 30, 2004
                            --------------------------------------------------
                                             Net Interest Income
                            --------------------------------------------------
                              Amount              Change               Change
                            ----------          ----------            --------
                                            (Dollars in Thousands)
         +200 bp            $   21,752          $     (117)              (0.54)%
         +100 bp                21,848                 (21)              (0.10)
            Base                21,869                  --                  --
         -100 bp                21,809                 (60)              (0.27)

         Based upon the Company's model at June 30, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by $117 or 0.54%. The effect of an immediate 100

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

basis point decrease in rates would decrease the Company's net interest income by $60 or 0.27%. For the June 30, 2004 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

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

                                              December 31, 2003
                            --------------------------------------------------
                                             Net Interest Income
                            --------------------------------------------------
                              Amount              Change               Change
                            ----------          ----------            --------
                                            (Dollars in Thousands)
         +200 bp            $   22,270          $     (420)              (1.85)%
         +100 bp                22,512                (178)              (0.79)
            Base                22,690                  --                  --
         -100 bp                22,570                (120)              (0.53)

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Financial Condition

     General

         As of June 30, 2004, the Company had total assets of $732,019, total gross loans of $453,676, total deposits of $583,612 and total stockholders' equity of $67,032. Total assets decreased by $61,403 or 7.7% from year-end 2003. Total gross loans decreased by $23,136 or 4.9% from year-end 2003 and reflected tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Total deposits decreased by $54,420 or 8.5% from year-end 2003.

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

                                                                2004                           2003
                                                       ----------------------   -----------------------------------
                                                         Jun 30,     Mar 31,      Dec 31,    Sept 30,      Jun 30,
                                                       ----------  ----------   ----------  ----------   ----------
Nonaccrual loans                                       $    5,293  $    5,984   $    8,149  $    8,095   $    4,415
Loans 90 days past due and still accruing interest            502       1,170          328       2,108        1,748
                                                       ----------  ----------   ----------  ----------   ----------
     Total nonperforming loans                              5,795       7,154        8,477      10,203        6,163
Other real estate owned                                       164         246          227         145          320
                                                       ----------  ----------   ----------  ----------   ----------

     Total nonperforming assets                        $    5,959  $    7,400   $    8,704  $   10,348   $    6,483
                                                       ==========  ==========   ==========  ==========   ==========

Nonperforming loans to total end of period loans             1.28%       1.53%        1.78%       2.11%        1.29%
Nonperforming assets to total end of period loans            1.31        1.59         1.83        2.14         1.36
Nonperforming assets to total end of period assets           0.81        0.95         1.10        1.30         0.84

         The level of nonperforming loans at June 30, 2004 decreased to $5,795 versus the $8,477 that existed as of December 31, 2003 and decreased from $6,163 at June 30, 2003. The level of nonperforming loans to total end of period loans was 1.28% at June 30, 2004, as compared to 1.78% at December 31, 2003 and 1.29% at June 30, 2003. The reserve coverage ratio (allowance to nonperforming loans) was reported at 176.43% as of June 30, 2004 as compared to 117.69% as of June 30, 2003 and 106.30% as of December 31, 2003.

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, loans that management has classified as impaired totaled $6,892 at June 30, 2004 as compared to $5,086 at December 31, 2003. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At June 30, 2004, the allowance for loan losses was $10,224 or 2.25% of total loans as compared to $9,011 or 1.89% at December 31, 2003, and $7,253 or 1.52% at June 30, 2003. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

         Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," and FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) subjective reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net decrease in cash and cash equivalents of $4,774 from December 31, 2003 to June 30, 2004.

         During the first six months of 2004, the Company experienced net cash outflows of ($48,216) in financing activities primarily due to a decrease in deposits. In contrast, net cash inflows were provided by $8,357 in operating activities due to proceeds from net loans sales and net income and $44,633 in investing activities largely due to the decrease in net loans and securities.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2004.

                                                                Payments Due by Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Contractual Obligations                     Year      1-3 Years     4-5 Years    5 Years        Total
                                         ----------   ----------   ----------   ----------   ----------
Long-term debt                           $    6,775   $       --   $       --   $       --   $    6,775
FHLB Advances                                14,600       24,500       20,400        8,200       67,700
                                         ----------   ----------   ----------   ----------   ----------
    Total contractual cash obligations   $   21,375   $   24,500   $   20,400   $    8,200   $   74,475
                                         ==========   ==========   ==========   ==========   ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                  Amount of Commitment Expiration per Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Off-Balance Sheet Financial Instruments     Year      1-3 Years    4-5 Years     5 Years        Total
                                         ----------   ----------   ----------   ----------   ----------
Lines of credit                          $   55,161   $    4,436   $    1,204   $   18,303   $   79,104

Standby letters of credit                     3,472          161           --           --        3,633
                                         ----------   ----------   ----------   ----------   ----------

    Total commercial commitments         $   58,633   $    4,597   $    1,204   $   18,303   $   82,737
                                         ==========   ==========   ==========   ==========   ==========

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2004 was $67,032, a decrease of $1,015 or 1.5%, from December 31, 2003. The decrease in stockholders' equity was largely the result of a decrease in accumulated other comprehensive income partially offset by the earnings for the first six months of 2004 less dividends paid to shareholders. Average quarterly equity as a percentage of average quarterly assets was 8.92% at June 30, 2004, compared to 8.63% at December 31, 2003. Book value per common share equaled $16.47 at June 30, 2004, a slight decrease from $16.77 that was reported at the end of 2003.

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

     Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 11.5% and 12.7%, respectively, at June 30, 2004. The Company is currently, and expects to continue to be, in compliance with these guidelines.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table sets forth an analysis of the Holding Company's capital ratios:

                                                         December 31,          Minimum        Well
                                        June 30,    -----------------------    Capital     Capitalized
                                          2004         2003         2002        Ratios       Ratios
                                       ----------   ----------   ----------   ----------   ----------
Tier 1 risk-based capital              $   60,860   $   59,851   $   58,755
Tier 2 risk-based capital                   6,629        7,790        7,281
                                       ----------   ----------   ----------
Total capital                              67,489       67,641       66,036
Risk-weighted assets                      530,355      556,729      557,620
Capital ratios
     Tier 1 risk-based capital               11.5%        10.8%        10.5%        4.00%        6.00%
     Tier 2 risk-based capital               12.7         12.2         11.8         8.00        10.00
     Leverage ratio                           8.4          7.7          7.5         4.00         5.00

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

Recent Regulatory and Accounting Developments

     Mortgage Loan Commitments

         On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB 105"), "Application of Accounting Principles to Loan Commitments." According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments for loans held-for-sale entered into April 1, 2004 or later. The adoption of SAB 105 did not have a material effect on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 20 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of June 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2004.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2004.

         ISSUER PURCHASES OF EQUITY SECURITIES
      ------------------- ----------------- ------------------ ----------------- -------------------
                                                                                   (d) Maximum Number
                                                               (c) Total Number    (or Approximate
                                                                   of Shares          Dollar Value)
                                                               Purchased as Part   of Shares that May
                           (a) Total Number                      of Publicly        Yet Be Purchased
                               of  Shares    (b) Average Price  Announced Plans      Under the Plans
      Period                  Purchased        Paid per Share      Programs           or Programs
      ------------------- ----------------- ------------------ ----------------- -------------------
      04/01/04 -                         --                --                 --             198,947
      04/30/04
      ------------------- ----------------- ------------------ ----------------- -------------------
      05/01/04 -                         --                 --                --             198,947
      05/31/04
      ------------------- ----------------- ------------------ ----------------- -------------------
      06/01/04 -                         --                 --                --             198,947
      06/30/04
      ------------------- ----------------- ------------------ ----------------- -------------------
      Total                              --                 --                --             198,947
      ------------------- ----------------- ------------------ ----------------- -------------------

         (1) For the quarter ended June 30, 2004 we repurchased no shares of our common stock pursuant to the repurchase program that we announced on May 2, 2003 (the "Program").

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the April 27, 2004 annual meeting of stockholders, Dennis J. McDonnell, John A. Shinkle and Scott C. Sullivan. were elected to serve as Class III directors until 2007. Continuing as Class I directors until 2005 are Richard J. Berry, Walter E. Breipohl and John A. Trainor. Continuing as Class II directors until 2006 are Robert J. Doty, I.J. Reinhardt, Jr. and Dewey R. Yaeger.

         There were 3,695,615 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                       For            Withheld
         Election of Directors                      ---------         --------

              Dennis J. McDonnell                   3,672,100          23,515
              John A. Shinkle                       3,635,387          60,228
              Scott C. Sullivan                     3,607,679          87,936

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

           4.1    Amended and Restated Bylaws

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

          99.1 Purchase and Assumption Agreement dated May 21, 2004 between UnionBank and First Bankers Trust Company, N.A.

         Reports on Form 8-K:

         Registrant filed a Current Report on Form 8-K on May 13, 2004 to furnish its earnings announcement for the quarter ended March 31, 2004.

         Registrant filed a Current Report on Form 8-K on May 24, 2004 to report the execution of a Purchase and Assumption Agreement for the sale of UnionBank's Quincy, Macomb, Paloma, Carthage, and Rushville, Illinois branches.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2004.


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

  4.1          Amended and Restated Bylaws

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

 99.1 Purchase and Assumption Agreement Dated May 21, 2004 between UnionBank and First Bankers Trust Company, N.A.