Form 10-Q
period 2004-09-30
UNIONBANCORP INC
filed 2004-11-12
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                        Shares outstanding at November 12, 2004
-----------------------------           ---------------------------------------
Common Stock, Par Value $1.00                          4,038,800

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

         o    Unaudited Consolidated Balance Sheets...........................1

         o    Unaudited Consolidated Statements of Income and
               Comprehensive Income ..........................................2

         o    Unaudited Consolidated Statements of Cash Flows.................3

         o    Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition........................................11

Item 3   Quantitative and Qualitative Disclosures
              About Market Risk..............................................27

Item 4.  Controls and Procedures ............................................27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........28

Item 3.  Defaults Upon Senior Securities.....................................28

Item 4.  Submission of Matters to a Vote of Security Holders.................28

Item 5.  Other Information...................................................29

Item 6.  Exhibits ...........................................................29

SIGNATURES...................................................................30

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                               September 30,   December 31,
                                                                                   2004            2003
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     27,732    $     22,198
Securities available-for-sale                                                       190,385         252,248
Loans                                                                               413,941         476,812
Allowance for loan losses                                                            (9,962)         (9,011)
                                                                               ------------    ------------
     Net loans                                                                      403,979         467,801
Cash surrender value of life insurance                                               14,853          14,379
Mortgage servicing rights                                                             2,808           2,775
Premises and equipment, net                                                          13,933          16,576
Goodwill                                                                              6,963           7,642
Intangible assets, net                                                                  759           1,232
Other real estate                                                                        90             227
Other assets                                                                          6,316           8,344
                                                                               ------------    ------------

         Total assets                                                          $    667,818    $    793,422
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     66,358    $     89,424
         Interest-bearing                                                           445,210         548,608
                                                                               ------------    ------------
              Total deposits                                                        511,568         638,032
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 1,033           1,533
     Advances from the Federal Home Loan Bank                                        70,400          72,450
     Notes payable                                                                    7,650           7,873
     Series B mandatory redeemable preferred stock                                      831             831
     Other liabilities                                                                5,775           4,656
                                                                               ------------    ------------
         Total liabilities                                                          597,257         725,375
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,639,563 shares issued at September 30, 2004 and
         4,627,613 shares issued at December 31, 2003                                 4,640           4,628
     Additional paid-in capital                                                      22,572          22,484
     Retained earnings                                                               46,574          43,609
     Accumulated other comprehensive income                                           1,744           2,141
     Unearned compensation under stock option plans                                      --              (2)
                                                                               ------------    ------------
                                                                                     76,030          73,360
     Treasury stock, at cost; 608,763 shares at September 30, 2004
         and 600,763 at December 31, 2003                                            (5,469)         (5,313)
                                                                               ------------    ------------
              Total stockholders' equity                                             70,561          68,047
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    667,818    $    793,422
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 2004 and 2003 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                    -----------------------    -----------------------
                                                       2004         2003          2004         2003
                                                    ----------   ----------    ----------   ----------
Interest income
    Loans                                                6,872   $    8,378    $   21,175   $   25,198
    Securities
       Taxable                                           1,304        1,502         4,694        5,079
       Exempt from federal income taxes                    312          379           955        1,172
       Federal funds sold and other                         17           15            32           46
                                                    ----------   ----------    ----------   ----------
       Total interest income                             8,505       10,274        26,856       31,495
Interest expense
    Deposits                                             2,347        2,896         7,634        9,543
    Federal funds purchased and securities sold
      under agreements to repurchase                        14           26            67           96
    Advances from the Federal Home Loan Bank               691          771         2,190        2,228
    Series B mandatory redeemable preferred stock           12           --            37           --
    Notes payable                                           78           82           233          247
                                                    ----------   ----------    ----------   ----------
       Total interest expense                            3,142        3,775        10,161       12,114
                                                    ----------   ----------    ----------   ----------
Net interest income                                      5,363        6,499        16,695       19,381
Provision for loan losses                                  200        4,356         1,450        6,225
                                                    ----------   ----------    ----------   ----------
Net interest income after
    Provision for loan losses                            5,163        2,143        15,245       13,156
Noninterest income
    Service charges                                        742          790         2,256        2,340
    Trust income                                           179          180           543          503
    Mortgage banking income                                450        1,101         1,665        3,322
    Insurance commissions and fees                         513          580         1,754        1,815
    Securities gains, net                                  122           59           132          280
    Gain on sale of assets, net                          3,369           --         4,094          309
    Other income                                           475          549         1,520        2,376
                                                    ----------   ----------    ----------   ----------
                                                         5,850        3,259        11,964       10,945
Noninterest expenses
    Salaries and employee benefits                       3,828        4,256        12,114       12,065
    Occupancy expense, net                                 613          478         1,724        1,446
    Furniture and equipment expense                        563          518         1,693        1,535
    Supplies and printing                                   91          111           321          359
    Telephone                                              129          199           425          737
    Other real estate owned expense                          4           --             8          168
    Amortization of intangible assets                       72           72           281          178
    Other expenses                                       1,343        1,527         4,085        4,859
                                                    ----------   ----------    ----------   ----------
                                                         6,643        7,161        20,651       21,347
                                                    ----------   ----------    ----------   ----------
Income (loss) before income taxes                        4,370       (1,759)        6,558        2,754
Income taxes                                             1,753         (890)        2,228          370
                                                    ----------   ----------    ----------   ----------
Net income (loss)                                        2,617         (869)        4,330        2,384
Preferred stock dividends                                   52           65           156          193
                                                    ----------   ----------    ----------   ----------
Net income (loss) for common stockholders           $    2,565   $     (934)   $    4,174   $    2,191
                                                    ==========   ==========    ==========   ==========
Basic earnings (loss) per share                     $     0.64   $    (0.23)   $     1.03   $     0.55
                                                    ==========   ==========    ==========   ==========
Diluted earnings (loss) per common share            $     0.62   $    (0.23)   $     1.02   $     0.54
                                                    ==========   ==========    ==========   ==========

Total comprehensive income (loss)                   $    4,140   $   (2,376)   $    3,933   $      863
                                                    ==========   ==========    ==========   ==========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003 (In Thousands)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ------------------------
                                                                             2004          2003
                                                                          ----------    ----------
Cash flows from operating activities
Net income                                                                $    4,330    $    2,384
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                            1,614         1,186
       Amortization of intangible assets                                         281           178
       Amortization of unearned compensation under stock option plans              2            16
       Amortization of bond premiums, net                                      1,319         1,301
       Provision for loan losses                                               1,450         6,225
       Securities gains, net                                                    (132)         (280)
       Gain on sale of assets, net                                            (4,094)           --
       Loss on sale of real estate acquired in settlement of loans                 8            80
       Gain on sale of loans                                                  (1,582)       (4,207)
       Proceeds from sales of loans held for sale                             72,212       179,461
       Origination of loans held for sale                                    (69,075)     (170,162)
       Change in assets and liabilities
          Net decrease in other assets                                         2,034          (203)
          Net increase in other liabilities                                      501        (2,918)
                                                                          ----------    ----------
              Net cash provided by operating activities                        8,868        13,061

Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                  72,290        90,014
       Proceeds from sales                                                    18,796        23,897
       Purchases                                                             (31,033)     (125,365)
    Net decrease in loans                                                     18,533        (8,498)
    Proceeds from sale of assets                                                  --            --
    Purchase of premises and equipment                                        (1,881)       (2,758)
    Proceeds from sale of real estate acquired in settlement of loans            317         2,262
    Sale of branches                                                         (50,835)           --
                                                                          ----------    ----------
              Net cash provided by (used in) investing activities             26,187       (20,448)

Cash flows from financing activities
    Net decrease in deposits                                                 (25,328)      (19,006)
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                        (500)       11,935
    Payments on notes payable                                                   (223)       10,700
    Net increase (decrease) in advances from the Federal Home Loan Bank       (2,050)         (350)
    Dividends on common stock                                                 (1,211)       (1,079)
    Dividends on preferred stock                                                (156)         (193)
    Proceeds from exercise of stock options                                      103           313
    Purchase of treasury stock                                                  (156)         (189)
                                                                          ----------    ----------

          Net cash provided by/(used) in financing activities                (29,521)        2,131
                                                                          ----------    ----------

Net increase (decrease) in cash and cash equivalents                           5,534        (5,256)

Cash and cash equivalents
    Beginning of period                                                       22,198        38,962
                                                                          ----------    ----------

    End of period                                                         $   27,732    $   33,706
                                                                          ==========    ==========

Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                           $   10,820    $   12,687
       Income taxes                                                              476         1,850

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The annualized results of operations during the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. All financial information is in thousands (000's), except per share data.

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

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                               -----------------------    -----------------------
                                                  2004         2003          2004         2003
                                               ----------   ----------    ----------   ----------
Net income/ (loss) as reported
    for common stockholders                    $    2,565   $     (934)   $    4,174   $    2,191
Deduct: stock-based compensation expense
    Determined under fair value based method           30           30            90           90
                                               ----------   ----------    ----------   ----------

Pro forma net income / (loss)                  $    2,535   $     (964)   $    4,084   $    2,101
                                               ==========   ==========    ==========   ==========

Basic earnings/(loss)
    per common share as reported               $     0.64   $    (0.23)   $     1.03   $     0.55
Pro forma basic earnings / (loss)
    per common share                                 0.63        (0.24)         1.01         0.53

Diluted earnings / (loss)
    per common share as reported               $     0.62   $    (0.23)   $     1.02   $     0.54
Pro forma diluted earnings / (loss)
    per common share                                 0.62        (0.24)         0.99         0.52

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

         Basic earnings per share for the three months and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings/(loss) Per Common Share          Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                             -----------------------    -----------------------
                                                2004         2003          2004         2003
                                             ----------   ----------    ----------   ----------
Net income /(loss)
    available to common shareholders         $    2,565   $     (934)   $    4,174   $    2,191
Weighted average common shares outstanding        4,034        4,001         4,034        3,993
                                             ----------   ----------    ----------   ----------

Basic Earnings/(loss) Per Common Share       $     0.64   $    (0.23)   $     1.03   $     0.55
                                             ==========   ==========    ==========   ==========


Diluted Earnings/(loss) Per Common Share

Weighted average common shares outstanding        4,034        4,001         4,034        3,993
Add: dilutive effect of assumed exercised
    stock options                                    72           97            77           76
                                             ----------   ----------    ----------   ----------

Weighted average common and dilutive
    Potential shares outstanding                  4,106        4,098         4,111        4,069
                                             ==========   ==========    ==========   ==========

Diluted Earnings/(loss) Per Common Share     $     0.62   $    (0.23)   $     1.02   $     0.54
                                             ==========   ==========    ==========   ==========

         There were approximately 20,000 and 16,000 options outstanding at September 30, 2004 and 2003, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 31.2% of the Company's 2004 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $190,385 at September 30, 2004 compared to $252,248 at December 31, 2003. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2004 and December 31, 2003:

                                                           September 30, 2004
                                             -------------------------------------------
                                                               Gross           Gross
                                                 Fair        Unrealized      Unrealized
                                                 Value         Gains           Losses
                                             ------------   ------------    ------------
U.S. government agencies                     $     12,269   $        198    $         --
States and political subdivisions                  27,138          1,158             (28)
U.S. government mortgage-backed securities        118,983          1,289            (237)
Collateralized mortgage obligations                 3,830              3             (31)
Equity securities                                  17,816             78              --
Corporate                                          10,349            417              --
                                             ------------   ------------    ------------

                                             $    190,385   $      3,143    $       (296)
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
                                             ============   ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of September 30, 2004 and December 31, 2003:

                                  September 30, 2004              December 31, 2003
                            ----------------------------    ----------------------------
                                 $               %               $                %
                            ------------    ------------    ------------    ------------
Commercial                  $     87,787           21.21%   $    105,767           22.18%
Agricultural                      31,158            7.53          33,766            7.08
Real estate:
    Commercial mortgages         127,910           30.90         134,985           28.31
    Construction                  34,566            8.35          30,674            6.43
    Agricultural                  30,296            7.32          37,092            7.78
    1-4 family mortgages          77,913           18.82          94,163           19.75
Installment                       23,779            5.74          37,415            7.85
Other                                532            0.13           2,950            0.62
                            ------------    ------------    ------------    ------------
Total loans                      413,941          100.00%        476,812          100.00%
                                            ============                    ============
Allowance for loan losses         (9,962)                         (9,011)
                            ------------                    ------------

    Loans, net              $    403,979                    $    467,801
                            ============                    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2004 and 2003 are summarized below:

                                         Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                      ------------------------    ------------------------
                                         2004          2003          2004          2003
                                      ----------    ----------    ----------    ----------
Beginning balance                     $   10,224    $    7,253    $    9,011         6,450

Charge-offs:
    Commercial                               429         2,422         1,235         3,058
    Real estate mortgages                      6            54           149           373
    Installment and other loans              129           174           435           566
                                      ----------    ----------    ----------    ----------
       Total charge-offs                     564         2,650         1,819         3,997
                                      ----------    ----------    ----------    ----------

Recoveries:
    Commercial                                38            89           969           294
    Real estate mortgages                      0             4           193            43
    Installment and other loans               64            30           158            67
                                      ----------    ----------    ----------    ----------
       Total recoveries                      102           123         1,320           404
                                      ----------    ----------    ----------    ----------

Net charge-offs                              462         2,527           499         3,593
                                      ----------    ----------    ----------    ----------
Provision for loan losses                    200         4,356         1,450         6,225
                                      ----------    ----------    ----------    ----------

Ending balance                        $    9,962    $    9,082    $    9,962    $    9,082
                                      ==========    ==========    ==========    ==========

Period end total loans, net of
  unearned interest                   $  413,941    $  483,042    $  413,941    $  483,042
                                      ==========    ==========    ==========    ==========

Average loans                         $  444,414    $  485,989    $  457,772    $  483,374
                                      ==========    ==========    ==========    ==========

Ratio of net charge-offs to
    average loans                           0.10%         0.52%         0.11%         0.74%
Ratio of provision for loan losses
    to average loans                        0.05%         0.90%         0.32%         1.29%
Ratio of allowance for loan losses
    to ending total loans                   2.41%         1.88%         2.41%         1.88%
Ratio of allowance for loan losses
    to total nonperforming loans          220.20%        89.01%       220.20%        89.01%
Ratio of allowance at end of period
    to average loans                        2.24%         1.87%         2.18%         1.88%

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

                                                                 Nine Months Ended
                                     ---------------------------------------------------------------------
                                                                September 30, 2004
                                     ---------------------------------------------------------------------
                                       Banking       Mortgage     Financial        Other       Consolidated
                                       Segment       Banking      Services        Segments        Totals
                                     -----------   -----------   -----------    -----------    -----------
     Net interest income             $    15,333   $     1,610   $        --    $      (248)   $    16,695
     Other revenue                         7,879         1,738         2,347             --         11,964
     Other expense                        12,320         1,674         2,934          1,896         18,824
     Segment profit (loss)                 8,252         1,390          (750)        (2,334)         6,558
     Noncash items
         Depreciation                      1,241            76           148            187          1,652
         Provision for loan losses         1,450            --            --             --          1,450
         Other intangibles                   160            --            15             --            175
     Goodwill                              5,143            --         1,820             --          6,963
     Segment assets                      594,304        76,586         6,766         (9,838)       667,818


                                                                 Nine Months Ended
                                     ---------------------------------------------------------------------
                                                                September 30, 2003
                                     ---------------------------------------------------------------------
                                       Banking       Mortgage     Financial        Other       Consolidated
                                       Segment       Banking      Services        Segments        Totals
                                     -----------   -----------   -----------    -----------    -----------
     Net interest income             $    18,487   $     1,149   $        --    $      (255)   $    19,381
     Other revenue                         4,762         3,303         2,309            571         10,945
     Other expense                        11,948         2,269         3,096          2,670         19,983
     Segment profit (loss)                 4,114         2,109          (802)        (2,667)         2,754
     Noncash items
         Depreciation                        858            74           123            131          1,186
         Provision for loan losses         6,225            --            --             --          6,225
         Other intangibles                   178            --            --             --            178
     Goodwill                              5,718            --         1,924             --          7,642
     Segment assets                      782,835         6,972         8,137         (5,463)       792,481

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8:  Business Acquisitions and Divestures

On September 10, 2004, the Company completed the sale of five branch offices located in western Illinois. Per the terms of the agreement announced on May 24, 2004, First Bankers Trust Company of Quincy, Illinois acquired the physical assets, $88,600 in deposits, and $40,400 of the loan portfolio of UnionBank's Quincy, Macomb, Paloma, Carthage and Rushville, Illinois offices. This transaction effectively exited UnionBank from the western Illinois marketplace. Included in the gain on sale of assets is the portion of goodwill allocated to the sale of these branches of $679 as well as the amortization of the remaining core deposit intangible assigned to the deposits sold of $192.

         On October 20, 2004, the Company successfully completed the merger of UnionFinancial Services & Trust Company into UnionBank. UnionFinancial was a stand-alone financial services company that offers a full line of insurance, brokerage, trust and asset management services.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three months and nine months ended September 30, 2004 as compared to the same periods in 2003. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2003 Annual Report on Form 10-K. Annualized results of operations during the three months and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year of 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

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

General

         UnionBancorp, Inc. is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its bank subsidiary, but also derives revenue from its Financial Services Division. The Company provides a full range of services to individual and corporate customers located in the north central and central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Third Quarter Highlights

     o The Company completed the sale of five of its western Illinois branch offices on September 10, 2004, selling $40,400 in loans and $88,600 in deposits to First Bankers Trust Company of Quincy. The transaction, which effectively exited the Company from the western Illinois market, yielded a net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) of approximately $1,700 or $0.41.

     o The net interest margin remained relatively stable over the previous four quarters, reported at 3.38% at the end of the third quarter 2004.

     o The level of nonperforming loans to total end of period loans totaled 1.09% as of September 30, 2004, compared to 2.11% on September 30, 2003 and 1.78% at December 31, 2003.

     o Net charge-offs for the third quarter were 0.10% of average loans, as compared to 0.52% for third quarter 2003.

     o The reserve coverage ratio (allowance to nonperforming loans) was reported at 220.20% as of September 30, 2004 as compared to 89.01% as of September 30, 2003 and 106.30% as of December 31, 2003.

     o Loan demand in the third quarter remained soft, as total loans decreased $62,900 to $413,900 since December 31, 2003. Of the $60,900 decrease in loans, $40,400 or 64.23% was associated with the sale of the Company's western Illinois branch offices. The remaining decrease was due to tighter underwriting standards, a continued softening of overall loan demand and normal paydowns.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     o The Company's Board of Directors approved the payment of a $0.10 quarterly cash dividend on the Company's common stock, marking the 78th consecutive quarter of dividends paid to stockholders.

Results of Operations

     Net Income

         Net income equaled $2,617 or $0.62 per diluted share for the three months ended September 30, 2004, versus a net loss of $869 or $0.23 per diluted share for the same period in 2003. For the nine months ended September 30, 2004, net income equaled $4,330 or $1.02 per diluted share compared to $2,384 or $0.54 per diluted share earned in the same period during 2003.

         The Company's quarterly results were positively impacted by the approximate $1,700 net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) for the sale of the five western Illinois branch offices. This nonrecurring item was partially offset by decreases in net interest income due to a reduction in loan yields and an adverse shift in the earning-asset mix from higher yielding loans to lower yielding securities. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division due to a slowdown in new and refinancing activity and continued operating losses from UnionFinancial Services & Trust Company.

         Return on average assets was 1.46% for the third quarter of 2004 compared to (0.45)% for the same period in 2003. Return on average assets was 0.77% for the nine month period ended September 30, 2004 compared to 0.41% for the same period in 2003.

         Return on average stockholders' equity was 15.40% for the third quarter of 2004 compared to (4.98)% for the same period in 2003. Return on average stockholders' equity was 8.51% for the nine month period ended September 30, 2004 compared to 4.57% for the same period in 2003.

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

         Net interest income, on a tax equivalent basis, was $5,547 for the three months ended September 30, 2004, compared with $6,717 earned during the same period in 2003. This represented a decrease of $1,170 or 17.4%. The decline in net interest income is attributable to the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $1,803 exceeding the quarter-over-quarter decrease in interest expense paid on interest bearing liabilities totaling $633.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The $1,803 reduction in interest income resulted from a decrease of $987 related to rate and $816 due to volume. The majority of the change in interest income was related to a 70 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, put downward pressure on loan yields. Also adversely contributing to the change was a shift in the earning-asset mix away from higher yielding loans to lower yielding investments.

         The $633 reduction in interest expense resulted from decreases of $327 associated with rate and $306 associated with volume. The majority of the change was attributable to a 42 basis point reduction in rates paid on time deposits due to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin decreased 38 basis points to 3.38% in the third quarter 2004 as compared with 3.76% for the same period in 2003. The decrease in the net interest margin in the third quarter 2004 when compared to 2003 resulted primarily from a decrease in loan yields due to repricing of variable rate loans in a lower interest rate environment and a shift in the earning-asset mix away from higher yielding loans to lower yielding investments. The expectation of continued low interest rates is likely to maintain pressure on margins for the fourth quarter of 2004.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2004 totaled $17,249, representing a decrease of $2,802 or 14.0% compared to the $20,051 earned during the same period in 2003. The decline in net interest income is attributable to the year-over-year reduction of interest income earned on interest-earning assets totaling $4,755 exceeding the year-over-year decrease in interest expense paid on interest bearing liabilities totaling $1,953. The net interest margin for the first nine months of 2004 decreased 43 basis points to 3.34% compared to 3.77% for the same period in 2003.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                For the Three Months Ended September 30,
                                      -------------------------------------------------------------
                                                  2004                            2003
                                      -----------------------------   -----------------------------
                                                 Interest                        Interest                     Change Due To:
                                      Average    Income/   Average    Average    Income/   Average    -----------------------------
                                      Balance    Expense    Rate      Balance    Expense     Rate      Volume      Rate      Net
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
ASSETS

Interest-earning assets
   Interest-earning deposits          $    148   $     --        --%  $    186   $      1      2.13%  $     --   $     (1) $     (1)
   Securities (1)
     Taxable                           177,728      1,305      2.91    186,752      1,502      3.19        (70)      (127)     (197)
     Non-taxable (2)                    25,819        472      7.25     31,128        575      7.33        (61)       (42)     (103)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
       Total securities (tax
         equivalent)                   203,547      1,777      3.46    217,880      2,077      3.78       (131)      (169)     (300)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Federal funds sold                  4,447         17      1.52      4,091         14      1.36          1          2         3
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Loans (3)(4)
       Commercial                      122,475      1,813      5.87    132,466      1,958      5.86       (148)         3      (145)
       Real estate                     292,531      4,401      5.97    310,517      5,396      6.89       (301)      (694)     (995)
       Installment and other            29,408        681      9.19     43,006      1,046      9.65       (237)      (128)     (365)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
         Gross loans (tax equivalent)  444,414      6,895      6.16    485,989      8,400      6.86       (686)      (819)   (1,505)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
           Total interest-earning
             assets                    652,556      8,689      5.28    708,146     10,492      5.88       (816)      (987)   (1,803)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
Noninterest-earning assets
   Cash and cash equivalents            21,851                          23,392
   Premises and equipment, net          15,726                          14,991
   Other assets                         23,894                          28,197
                                      --------                        --------
     Total nonearning assets            61,471                          66,580
                                      --------                        --------
       Total assets                   $714,027                        $774,726
                                      ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                       $ 71,940   $     87      0.48%  $ 61,515   $     70      0.45%  $     12   $      5  $     17
   Money market accounts                79,763        287      1.43    111,540        370      1.32       (112)        29       (83)
   Savings deposits                     47,518         63      0.53     49,284         87      0.70         (3)       (21)      (24)
   Time deposits                       294,275      1,909      2.57    314,715      2,369      2.99       (145)      (315)     (460)
   Federal funds purchased and
     repurchase agreements               2,752         14      2.02      5,345         26      1.93        (13)         1       (12)
   Advances from FHLB                   67,987        691      4.03     72,657        771      4.21        (48)       (32)      (80)
   Notes payable                         8,233         91      4.39      7,939         82      4.10          3          6         9
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Total interest-bearing
       liabilities                     572,468      3,142      2.18    622,995      3,775      2.40       (306)      (327)     (633)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits         70,051                          75,591
   Other liabilities                     3,900                           6,888
                                      --------                        --------
     Total noninterest-bearing
        liabilities                     73,951                          82,479
                                      --------                        --------
   Stockholders' equity                 67,608                          69,252
                                      --------                        --------
   Total liabilities and
     stockholders' equity             $714,027                        $774,726
                                      ========                        ========
   Net interest income
     (tax equivalent)                            $  5,547                        $  6,717             $   (510)  $   (660) $ (1,170)
                                                 ========                        ========             ========   ========  ========
   Net interest income (tax
     equivalent) to total
     earning assets                                            3.38%                           3.76%
                                                           ========                        ========
   Interest-bearing liabilities
     to earning assets                   87.73%                          87.98%
                                      ========                        ========

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                               For the Nine Months Ended September 30,
                                      -------------------------------------------------------------
                                                  2004                            2003
                                      -----------------------------   -----------------------------
                                                 Interest                        Interest                     Change Due To:
                                      Average    Income/   Average    Average    Income/   Average    -----------------------------
                                      Balance    Expense    Rate      Balance    Expense     Rate      Volume      Rate      Net
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
ASSETS

Interest-earning assets
   Interest-earning deposits          $    136   $      1      0.98%  $    251   $      4      2.13%  $     (1)  $     (2) $     (3)
   Securities (1)
     Taxable                           201,595      4,693      3.10    190,825      5,079      3.56        283       (669)     (386)
     Non-taxable (2)                    26,389      1,447      7.30     31,748      1,776      7.48       (115)      (214)     (329)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
       Total securities (tax
         equivalent)                   227,984      6,140      3.59    222,573      6,855      4.12        168       (883)     (715)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Federal funds sold                  3,239         32      1.32      4,817         42      1.17        (15)         5       (10)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Loans (3)(4)
       Commercial                      134,245      5,653      5.61    133,577      6,242      6.25         32       (621)     (589)
       Real estate                     289,954     13,275      6.10    303,318     15,731      6.93       (661)    (1,795)   (2,456)
       Installment and other            33,573      2,309      9.16     46,479      3,291      9.47       (878)      (104)     (982)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
         Gross loans (tax equivalent)  457,772     21,237      6.18    483,374     25,264      6.99     (1,507)    (2,520)   (4,027)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
           Total interest-earning
             assets                    689,131     27,410      5.30    711,015     32,165      6.05     (1,355)    (3,400)   (4,755)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
Noninterest-earning assets
   Cash and cash equivalents            21,960                          21,973
   Premises and equipment, net          16,142                          14,525
   Other assets                         25,932                          31,339
                                      --------                        --------
     Total nonearning assets            64,034                          67,837
                                      --------                        --------
       Total assets                   $753,165                        $778,852
                                      ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                       $ 55,304   $    203      0.49%  $ 56,171   $    227      0.54%  $     (3)  $    (21) $    (24)
   Money market accounts               104,038        940      1.20    106,648      1,161      1.46        (27)      (194)     (221)
   Savings deposits                     49,048        208      0.56     49,570        287      0.77         (3)       (76)      (79)
   Time deposits                       312,862      6,282      2.67    330,549      7,868      3.18       (397)    (1,189)   (1,586)
   Federal funds purchased and
     repurchase agreements               5,312         67      1.68      6,401         96      2.01        (15)       (14)      (29)
   Advances from FHLB                   71,242      2,190      4.09     69,199      2,228      4.30         68       (106)      (38)
   Notes payable                         8,173        271      4.42      8,054        247      4.10          4         20        24
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
     Total interest-bearing
       liabilities                     605,979     10,161      2.23    626,592     12,114      2.58       (373)    (1,580)   (1,953)
                                      --------   --------  --------   --------   --------  --------   --------   --------  --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits         74,809                          74,808
   Other liabilities                     4,393                           7,691
                                      --------                        --------
     Total noninterest-bearing
       liabilities                      79,202                          82,499
                                      --------                        --------
   Stockholders' equity                 67,985                          69,761
                                      --------                        --------
   Total liabilities and
     stockholders' equity             $753,166                        $778,852
                                      ========                        ========
   Net interest income
     (tax equivalent)                            $ 17,249                        $ 20,051             $   (738)  $ (2,064) $ (2,802)
                                                 ========                        ========             ========   ========  ========
   Net interest income (tax
     equivalent) to total
     earning assets                                            3.34%                           3.77%
                                                           ========                        ========
   Interest-bearing liabilities
     to earning assets                   87.93%                          88.13%
                                      ========                        ========

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Provision for Loan Losses

         The provision for loan losses charged to operating expense for the third quarter of 2004 totaled $200, a decrease of $4,156 from the $4,356 recorded during the same period a year ago. The provision for the third quarter of 2003 was largely attributable to the deterioration of two impaired commercial credits. As a result of the continued deterioration of these two loan relationships, the Company specifically provided $3,500 to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits. The provision for the third quarter of 2004 was a result of an increase in the other potential problem loans of $818, as discussed later in the document, offset in portion by the reduction in the overall loan portfolio. The provision for loan losses charged to operating expense for the nine months ended September 30, 2004 totaled $1,450, a decrease of $4,775 from $6,225 recorded during the same period a year ago. The decline in the provision was due to the previously mentioned two impaired credits from third quarter 2003, a decline in the overall level of nonperforming loans and other improving trends in asset quality.

         Net charge-offs for the third quarter of 2004 were $462 compared with $2,527 for the comparable period in 2003. Annualized net charge-offs decreased to 0.10% of average loans for the third quarter of 2004 compared to 0.52% in the same period in 2003. Net charge-off for the nine months ended September 30, 2004 were $499 compared with $3,593 for the comparable period in 2003. Annualized net charge-offs decreased to 0.11% of average loans for the nine months ended September 30, 2004 compared to 0.74% in the same period in 2003.

         Net charge-offs for the third quarter of 2003 were impacted by one of the previously mentioned commercial credits. This borrower essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off. Approximately $500 of the outstanding balance on the second loan discussed above was charged off in the fourth quarter of 2003.

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

         Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                     -----------------------   -----------------------
                                        2004         2003         2004         2003
                                     ----------   ----------   ----------   ----------
    Service charges                  $      742   $      790   $    2,256   $    2,340
    Trust income                            179          180          543          503
    Mortgage banking income                 450        1,101        1,665        3,322
    Insurance commissions and fees          513          580        1,754        1,815
    Securities gains, net                   122           59          132          280
    Gain on the sale of assets            3,369           --        4,094          309
    Other income                            475          549        1,520        2,376
                                     ----------   ----------   ----------   ----------
                                     $    5,850   $    3,259   $   11,964   $   10,945
                                     ==========   ==========   ==========   ==========

         Noninterest income totaled $5,850 for the three months ended September 30, 2004, compared to $3,259 for the same time frame in 2003. This represented an increase of $2,591, or 79.5.%. Included in third quarter 2004 results was a $3,369 net gain on sale of the Company's branches in Western Illinois. Excluding the net gain related to this divestiture and net securities gains from both periods, noninterest income decreased $841 or 36%.

         The majority of the change to noninterest income was related to a $651 decrease in mortgage banking income attributable to a slowdown in new and refinancing loan production activity. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Also contributing to the decline were decreases in brokerage fee income (included in insurance commissions and fees), nsf fees (included in service charges), and revenue generated from Bank Owned Life Insurance (included in other income).

         Noninterest income totaled $11,964 for the nine months ended September 30, 2004, compared to $10,945 for the same time frame in 2003. Excluding all gains on the sale of assets and net securities gains for both periods, noninterest income decreased $2,618 or 25%. The change was largely reflective of the same items discussed regarding the third quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                        -----------------------   -----------------------
                                           2004         2003         2004         2003
                                        ----------   ----------   ----------   ----------
    Salaries and employee benefits      $    3,828   $    4,256   $   12,114   $   12,065
    Occupancy expense, net                     613          478        1,724        1,446
    Furniture and equipment expense            563          518        1,693        1,535
    Supplies and printing                       91          111          321          359
    Telephone                                  129          199          425          737
    Other real estate owned expense              4           --            8          168
    Amortization of intangible assets           72           72          281          178
    Other expenses                           1,343        1,527        4,085        4,859
                                        ----------   ----------   ----------   ----------
                                        $    6,643   $    7,161   $   20,651   $   21,347
                                        ==========   ==========   ==========   ==========

         Noninterest expense totaled $6,643 for the three months ended September 30, 2004, as compared to $7,161 for the same timeframe in 2003. This represented a decrease of $518 or 7.2%. This improvement in noninterest expense was primarily due to a decrease in salary and employee benefits partially offset by increases in occupancy and furniture and equipment expense, incurred as a result of the Company's branch expansion into the Yorkville market.

         Noninterest expense totaled $20,651 for the nine months ended September 30, 2004, decreasing by $696 or 3.26% from the same period in 2003. The change was largely reflective of the same items discussed regarding the third quarter.

Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months and nine months ended September 30, 2004 and 2003.

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                 ------------------------     ------------------------
                                    2004          2003           2004          2003
                                 ----------    ----------     ----------    ----------
Income before income taxes       $    4,370    $   (1,759)         6,558    $    2,754
Applicable income taxes               1,753          (890)         2,228           370
Effective tax rates                    40.1%        (50.6%)         34.0%         13.4%

         The Company recorded an income tax expense of $1,753 and an income tax benefit of $890 for the three months ended September 30, 2004 and 2003. The Company recorded income tax expense of $2,228 and $370 for the nine months ended September 30, 2004 and 2003, respectively. The fluctuation in tax rate from period to period has been a result of the impact of earnings, tax exempt interest and tax planning strategies for each of the periods presented, as well as the non-deductibility of the goodwill related to the branch sale in the third quarter of 2004.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Preferred Stock Dividends

         The Company paid $52 and $65 in preferred stock dividends for the three months ended September 30, 2004 and 2003, respectively. The Company paid $156 and $193 in preferred stock dividends for the nine months ended September 30, 2004 and 2003, respectively.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2004 and December 31, 2003.

                                                September 30, 2004
                              --------------------------------------------------
                                                Net Interest Income
                              --------------------------------------------------
                                 Amount               Change             Change
                              -----------          -----------         ---------
                                              (Dollars in Thousands)

         +200 bp              $    22,693          $       967             4.45%
         +100 bp                   22,257                  531             2.44
            Base                   21,726                   --               --
         -100 bp                   21,026                 (700)           (3.22)

         Based upon the Company's model at September 30, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $967 or 4.45%. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $700 or 3.22%. For the September 30, 2004 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                 December 31, 2003
                              --------------------------------------------------
                                                Net Interest Income
                              --------------------------------------------------
                                 Amount               Change             Change
                              -----------          -----------         ---------
                                              (Dollars in Thousands)
         +200 bp              $    22,270          $      (420)          (1.85)%
         +100 bp                   22,512                 (178)          (0.79)
            Base                   22,690                   --              --
         -100 bp                   22,570                 (120)          (0.53)

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

Financial Condition

     General

         As of September 30, 2004, the Company had total assets of $667,818, total gross loans of $413,941, total deposits of $511,568 and total stockholders' equity of $70,561. Total assets decreased by $125,604 or 15.8% from year-end 2003. Total gross loans decreased by $62,871 or 13.2% from year-end 2003 and reflected tighter underwriting standards, a continued softening of overall loan demand, and normal paydowns. Approximately $40,400 or 64% was related to the sale of the Company's branches in Western Illinois. Total deposits decreased by $126,464 or 19.8% from year-end 2003. Approximately $88,600 or 70% was related to the sale of the Company's branches in Western Illinois.

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

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                      2004                               2003
                                                     --------------------------------------    ------------------------
                                                      Sept 30,      Jun 30,       Mar 31,       Dec 31,       Sept 30,
                                                     ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                                     $    3,753    $    5,293    $    5,984    $    8,149    $    8,095
Loans 90 days past due and still accruing interest          771           502         1,170           328         2,108
                                                     ----------    ----------    ----------    ----------    ----------
     Total nonperforming loans                            4,524         5,795         7,154         8,477        10,203
Other real estate owned                                      90           164           246           227           145
                                                     ----------    ----------    ----------    ----------    ----------

     Total nonperforming assets                      $    4,614    $    5,959    $    7,400    $    8,704    $   10,348
                                                     ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total end of period loans           1.09%         1.28%         1.53%         1.78%         2.11%
Nonperforming assets to total end of period loans          1.11          1.31          1.59          1.83          2.14
Nonperforming assets to total end of period assets         0.69          0.81          0.95          1.10          1.30

         The level of nonperforming loans at September 30, 2004 decreased to $4,524 versus the $8,477 that existed as of December 31, 2003 and decreased from $10,203 at September 30, 2003. The level of nonperforming loans to total end of period loans was 1.09% at September 30, 2004, as compared to 1.78% at December 31, 2003 and 2.11% at September 30, 2003. The reserve coverage ratio (allowance to nonperforming loans) was reported at 220.2% as of September 30, 2004 as compared to 89.01% as of September 30, 2003 and 106.30% as of December 31, 2003.

     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, loans that management has classified as impaired totaled $7,710 at September 30, 2004 as compared to $6,892 at June 30, 2004 and $5,086 at December 31, 2003. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At September 30, 2004, the allowance for loan losses was $9,962 or 2.41% of total loans as compared to $9,011 or 1.89% at December 31, 2003, and $9,082 or 1.88% at September 30, 2003. In originating loans, the Company

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net increase in cash and cash equivalents of $5,534 from December 31, 2003 to September 30, 2004.

         During the first nine months of 2004, the Company experienced net cash outflows of ($29,521) in financing activities primarily due to a decrease in deposits. In contrast, net cash inflows were provided by $8,868 in operating activities due to proceeds from net loans sales and net income and $26,187 in investing activities largely due to the decrease in net loans and securities.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2004.

                                                              Payments Due by Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Contractual Obligations                     Year      1-3 Years    4-5 Years     5 Years       Total
                                         ----------   ----------   ----------   ----------   ----------
Long-term debt                           $    7,650   $       --   $       --   $       --   $    7,650
FHLB Advances                                22,300       19,500       20,400        8,200       70,400
                                         ----------   ----------   ----------   ----------   ----------

    Total contractual cash obligations   $   29,975   $   19,500   $   20,400   $    8,200   $   78,050
                                         ==========   ==========   ==========   ==========   ==========

                                                    Amount of Commitment Expiration per Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Off-Balance Sheet Financial Instruments     Year      1-3 Years    4-5 Years     5 Years       Total
                                         ----------   ----------   ----------   ----------   ----------

Lines of credit                          $   54,961   $    8,475   $      562   $   14,175   $   78,173
Standby letters of credit                     3,657        1,038           --           --        4,695
                                         ----------   ----------   ----------   ----------   ----------

    Total commercial commitments         $   58,618   $    9,513   $      562   $   14,175   $   82,868
                                         ==========   ==========   ==========   ==========   ==========

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2004 was $70,561, an increase of $2,514 or 3.7%, from December 31, 2003. The increase in stockholders' equity was largely the result of earnings for the first nine months of 2004 less dividends paid to shareholders and a decrease in accumulated other comprehensive. Average quarterly equity as a percentage of average quarterly assets was 9.47% at September 30, 2004, compared to 8.63% at December 31, 2003. Book value per common share equaled $17.38 at September 30, 2004 compared to $16.77 at December 31, 2003.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. To date, the Company has repurchased 18,500 shares at a weighted average cost of $18.62.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 13.1% and 14.4%, respectively, at September 30, 2004. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Holding Company's capital ratios:

                                                     December 31,           Minimum         Well
                                September 30,  ------------------------     Capital      Capitalized
                                    2004          2003          2002         Ratios        Ratios
                                 ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital        $   63,247    $   59,851    $   58,755
Tier 2 risk-based capital             6,031         7,790         7,281
                                 ----------    ----------    ----------
Total capital                        69,278        67,641        66,036
Risk-weighted assets                482,497       556,729       557,620
Capital ratios
     Tier 1 risk-based capital         13.1%         10.8%         10.5%         4.00%         6.00%
     Tier 2 risk-based capital         14.4          12.2          11.8          8.00         10.00
     Leverage ratio                     9.6           7.7           7.5          4.00          5.00

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

EITF 03-1, Other-Than-Temporary Impairment

         In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 20 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1034, as amended) as of September 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2004.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2004.

      ===================================================================================================
                                                                                          (d) Maximum
                                                                                           Number (or
                                                                    (c) Total Number      Approximate
                                                                        of Shares       Dollar Value) of
                                                                    Purchased as Part   Shares that May
                         (a) Total Number                              of Publicly      Yet Be Purchased
                             of Shares        (b) Average Price      Announced Plans     Under the Plans
      Period                 Purchased          Paid per Share         or Programs         or Programs
      ===================================================================================================
      07/01/04 -                   --                   --                    --             198,947
      07/31/04
      ===================================================================================================
      08/01/04 -                8,000               $19.68                18,500             190,947
      08/31/04
      ===================================================================================================
      09/01/04 -                   --                   --                    --             190,947
      09/30/04
      ===================================================================================================
      Total                        --                   --                    --             190,947
      ===================================================================================================

          (1) For the quarter ended September 30, 2004, the Company repurchased 8,000 shares at an average price per share of $19.68 of our common stock pursuant to the repurchase program that we announced on May 2, 2003 (the "Program").

          (2) Our board of directors approved the repurchase by us of up to an aggregate of 5% of the outstanding shares of our common stock pursuant to the Program. The expiration date of this Program is May 2, 2006. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.



                                         UNIONBANCORP, INC.

                                         By: /s/ DEWEY R. YAEGER
                                             -----------------------------------
                                             Dewey R. Yaeger
                                             President and Principal Executive
                                             Officer


                                         By: /s/ KURT R. STEVENSON
                                             -----------------------------------
                                             Kurt R. Stevenson
                                             Senior Vice President and Principal
                                             Financial and Accounting Officer

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