Form 10-K
period 2004-12-31
UNIONBANCORP INC
filed 2005-03-29
CIK 1019650

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

                   For the fiscal year ended December 31, 2004
                         Commission File Number: 0-28846

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

As of March 1, 2005, the Registrant had issued and outstanding 4,059,110 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant's most recently completed second quarter, was $34,085,163.*

* Based on the last reported price of $19.46 of an actual transaction in the Registrant's Common Stock on June 30, 2004, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant and any person who beneficially owns 5% or more of the outstanding Common Stock have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

As used in this report, the terms "we," "us," "our," "UnionBancorp" and the "Company" mean UnionBancorp, Inc. and its subsidiary, unless the context indicates another meaning, and the term "Common Stock" means our common stock, par value $1.00 per share.

                               UNIONBANCORP, INC.

                                 Form 10-K Index

                                                                            Page
                                                                            ----

PART I

Item 1.       Business  ....................................................  1
              A.    The Company
              B.    Supervision and Regulation
              C.    Executive Officers

Item 2.       Properties ................................................... 12
Item 3.       Legal Proceedings............................................. 12
Item 4.       Submission of Matters to a Vote of Security Holders........... 12

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities....... 13
Item 6.       Selected Consolidated Financial Data.......................... 14
Item 7.       Management's Discussion and Analysis of Results of Operations
                    and Financial Condition................................. 15
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.... 40
Item 8.       Financial Statements and Supplementary Data................... 40
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................... 80
Item 9A.      Controls and Procedures....................................... 80
Item 9B.      Other Information............................................. 80

PART III

Item 10.      Directors and Executive Officers of the Registrant............ 80
Item 11.      Executive Compensation........................................ 80
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters......................... 80
Item 13.      Certain Relationships and Related Transactions................ 81
Item 14.      Principal Accountant Fees and Services........................ 81
Item 15.      Exhibits and Financial Statement Schedules.................... 81

                                     PART I

Item 1.       Business

                                   THE COMPANY

General

The Company, a Delaware corporation, is a regional financial services organization based in Ottawa, Illinois, encompassing one bank subsidiary. Together, the Company's sales and service centers serve customers at twenty-two locations from the far western suburbs of the Chicago metropolitan area across central and northern Illinois, and offer banking, trust, insurance, investment and electronic services and products.

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

In 1997, the Company acquired the remaining minority stock ownership interests in and consolidated the operations of certain of its subsidiary banks. Also in 1997, Sandwich was merged with and into UnionBank; Tampico National Bank and The First National Bank of Manlius were merged with and into Tiskilwa State Bank under the name "UnionBank/Central"; and the Farmers State Bank of Ferris was merged with and into Omni Bank under the name "UnionBank/West." The Company's other banking subsidiary was UnionBank/Northwest, an Illinois state bank with its main office located in Hanover, Illinois ("UnionBank/Northwest").

During 1998, the Company, through its wholly-owned subsidiary UnionFinancial Services, Inc., acquired the Mercier Insurance Agency, an insurance/brokerage firm. Also, during the first quarter of 1998, UnionData Corp, Inc., a wholly-owned electronic data processing subsidiary of the Company, acquired Sainet, an Internet Service Provider. Both of these endeavors were part of a transformation of the Company's internal structure and were intended to create a means for sustained revenue and earnings growth. In addition, during 1998, the Company sold its 81.7% ownership interest in the outstanding stock of the Bank of Ladd, an Illinois state bank with its main office located in Ladd, Illinois.

During the fourth quarter of 2001, the Company completed the integration between UnionFinancial Services, Inc. and UnionTrust Corporation. Also during 2001, in order to create a flatter, more efficient organizational structure, UnionData Corp, Inc. collapsed its charter and was, subsequently, absorbed by UnionBancorp as its Information Technology division.

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

The Company completed phase two of the charter consolidation initiative during the first quarter of 2004 when UnionBank/Northwest and UnionBank/West were successfully merged into UnionBank and Prairie and Country were dissolved.

In the third quarter of 2004, the Company completed the sale of five western Illinois sales and service centers, which included Carthage, Macomb, Paloma, Quincy and Rushville, selling $40.2 million in net loans and $88.6 million in deposits to First Bankers Trust Company of Quincy. The transaction, which effectively exited the Company from the western Illinois market, yielded a net gain on sale (after impairment of intangible assets, taxes and applicable expenses) of approximately $1.8 million and reduced the Company's net footings by $40.9 million.

During the fourth quarter of 2004, the Company completed the final phase of its charter consolidation initiative when UnionFinancial Services & Trust Company was merged into UnionBank, thus successfully creating a one-bank holding company.

Operations

The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community establishment. In each of the Company's twenty-two locations, customers have access to a wide range of products and services aimed at meeting the demands of a diverse market base. Committed to the concept of one stop financial shopping, customers can obtain assistance on their banking, trust, insurance and investment needs from the Company's experienced staff or enjoy the convenience of online services from the comfort of their own homes. With its continued growth and evolution, the Company also remains rooted in its strong presence in the communities it serves. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates this ongoing commitment. Management believes that, together, these qualities distinguish the Company from its competitors and will enhance the Company's ability to compete successfully in its market area against other regional and interstate institutions.

Geographically, the Company serves the financial needs of contiguous counties located in north central Illinois. In recent years, the Company has expanded its activities from north central Illinois into markets surrounding the Chicago metropolitan area, as well as into additional areas of northern Illinois.

UnionBank offers a wide range of commercial and retail lending services to businesses and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. UnionBank makes direct and indirect installment loans to consumers and commercial customers, originates and services residential mortgages and handles the secondary marketing of those mortgages. Agricultural loans also play a role in the Company's overall lending portfolio, although most of this lending activity is based in the north central portion of the Company's market area. UnionBank also offers a full range of depository services including traditional savings, checking and money market accounts. Credit and debit cards, as well as home banking and bill pay options, target those customers who seek the convenience of electronic services.

UnionBank's financial services division provides a variety of additional financial solutions, namely trust and asset management alternatives, a full line of personal and commercial insurance products and personalized investment options. The Company continues to devote special attention to these financial services areas, as the demands of customers steadily move towards non-traditional financial offerings.

Competition

Spanning nine Illinois counties, the Company's market area is highly competitive with numerous commercial banks, savings and loan associations and credit unions. In addition, financial institutions, based in surrounding communities and in Chicago, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, and future action stemming from the Act, is expected to continue to significantly change the competitive environment in which the Company and UnionBank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2004, the Company employed 272.5 full-time equivalent employees. The Company places high priority on staff development, which involves extensive training on product offerings, customer service, management practices and leadership skills. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee programs and benefits, and management considers its employee relations to be excellent.

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

The Company

General. The Company, as the sole stockholder of UnionBank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to UnionBank and to commit resources to support the UnionBank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and its operation of mortgage banking and brokerage businesses. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted by bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

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

Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or by the risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                       Risk-Based              Leverage
                                     Capital Ratio           Capital Ratio
                                     -------------           -------------

        Company                           14.3%                   9.5%

Dividends. The Company is organized under the Delaware General Corporation Law (the "DGCL"). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

UnionBank

UnionBank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). UnionBank is also a member of the Federal Reserve System ("member banks"). As an Illinois-chartered, FDIC-insured member bank, UnionBank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, (the "Commissioner"), the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As an FDIC-insured institution, UnionBank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification, of all insured institutions, is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, the Company expects that BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of UnionBank.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2004, the FICO assessment rate for both SAIF and BIF members ranged between approximately 0.0146% of deposits and approximately 0.0154% of deposits. During the year ended December 31, 2004, UnionBank paid FICO assessments totaling $108,522.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2004, UnionBank paid supervisory assessments to the Commissioner totaling $125,486.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as UnionBank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

During the year ended December 31, 2004, UnionBank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2004, UnionBank exceeded its minimum regulatory capital requirements, as follows:

                                     Risk-Based           Leverage
                                    Capital Ratio       Capital Ratio
                                    -------------       -------------

         UnionBank                      16.0%                10.7%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2004, UnionBank was well capitalized, as defined by Federal Reserve regulations.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as UnionBank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed such bank's calendar year-to-date net income plus such bank's retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, UnionBank exceeded its minimum capital requirements under applicable guidelines and had approximately $5.4 million available to be paid as dividends to the Company as of December 31, 2004. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by UnionBank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. UnionBank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by UnionBank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from the banks with which UnionBank maintains a correspondent relationship.

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

Branching Authority. Illinois banks, such as UnionBank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

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

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:

          o for the first $7 million of net transaction accounts, there is no reserve;
          o for net transaction accounts totaling over $7 million and up to and including $47.6 million, a reserve of 3%; and
          o for net transaction accounts totaling in excess of $47.6 million, a reserve requirement of $1.218 million plus 10% against that portion of the total transaction accounts greater than $47.6 million

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserves is to reduce UnionBank's interest earning assets.

Financial Services Division

UnionBank is licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). UnionBank is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the Federal Reserve with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered member banks.

UnionBank, through its trust division, conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The trust division is subject to periodic examination by the Commissioner and the Commissioner has the authority to take action against it to enforce compliance with the laws applicable to its operations.

                               EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2005 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2004, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

         Rick R. Clary, 43, was named President and Chief Operating Officer of UnionBank in the fourth quarter of 2003. In January of 2004, after being named President, Mr. Clary joined the Board of Directors of UnionBank. Mr. Clary previously served as the Regional Bank President of the Company's Central Region and as Chief Operating Officer from 1997 to 2003. Prior to the merger of UnionBank and UnionBank/Central, he served as President and Chief Executive Officer of UnionBank/Central and as a member of their Board of Directors from 1996 to 1997. Mr. Clary began employment with the Bank of Ladd in 1992 and became employed with UnionBancorp as a result of the acquisition of Prairie Bancorp, Inc. in August, 1996.

         Jimmie D. Lansford, 65, was promoted from Senior Vice President to Executive Vice President in the fourth quarter of 2000 and continued to serve as the Director of Organizational Development & Planning, a position he held since 1996, until his retirement on December 31, 2004. Mr. Lansford previously served as a member of the Board of Directors of UnionBancorp, Inc. from 1988-2002, UnionBank/Northwest from 2000-2002, and served two terms as a member of the Board of Directors of UnionBank from 1987-1998 and as Chairman of the Board from 2000-2003. In addition to his vast array of in-house responsibilities, he was active in the local community college where he served on the Board of Trustees and was a past Chairman. Prior to his tenure with the Company, Mr. Lansford was the Chief Executive Officer of St. Mary's Hospital in Streator, Illinois.

         Kurt R. Stevenson, 38, was promoted to Senior Vice President and Chief Financial Officer in the fourth quarter of 2003, after having served as the Company's Vice President and Chief Financial Officer since June of 2000. Also in 2000 and 2001, Mr. Stevenson served on the Board of Directors of UnionFinancial Services, Inc., prior to its integration with UnionTrust Corporation. Before stepping into his new role, he had been acting as the Company's Vice President and Controller since 1996 and had served in various operational capacities since joining the organization. In 2002, Mr. Stevenson was also named Cashier of UnionBank, in addition to his corporate responsibilities. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

         Dewey R. Yaeger, 64, was named President and Chief Executive Officer of UnionBancorp, Inc. in the fourth quarter of 2003. Mr. Yaeger first joined the Company in April of 2003 as a Senior Vice President and Chief Credit Officer. He currently serves as a member of the Board of Directors for UnionBancorp and is the Chairman of the UnionBank Board of Directors. Mr. Yaeger previously served as the President and Chief Executive Officer of Castle Bank, N.A. headquartered in DeKalb, Illinois from 1997 to 2003.

Item 2.       Properties

At December 31, 2004, the Company operated twenty-two offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by UnionBank and are not subject to any mortgage or material encumbrance, with the exception of two offices that are leased and are located in LaSalle County. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE       MARKETS SERVED                PROPERTY/TYPE LOCATION
---------       --------------                ----------------------
The Company                                   Administrative Office:  Ottawa, IL

UnionBank       Bureau, DeKalb, Grundy, Jo    Main Office: Streator, IL
                Daviess, Kane, Kendall,
                LaSalle, Livingston and       Eighteen banking offices
                Whiteside Counties            and four non-banking offices
                                              located in markets served.

In addition to the banking locations listed above, UnionBank owns twenty-two automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2004, the properties and equipment of the Company had an aggregate net book value of approximately $13.5 million.

Item 3.       Legal Proceedings

Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock was held by approximately 504 stockholders of record as of March 1, 2005, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock as reported by Nasdaq for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                                               Stock Sales
                                                 -----------------------------------------
                                                                                                 Cash
                                                         High                 Low              Dividends
                                                     -----------         -------------       -------------
 2003
   First Quarter.................................$      16.86          $      15.15         $       0.08
   Second Quarter................................       20.48                 16.05                 0.09
   Third Quarter.................................       22.52                 19.25                 0.09
   Fourth Quarter................................       24.04                 20.00                 0.09

 2004
   First Quarter.................................$      22.23          $      21.00         $       0.09
   Second Quarter................................       23.00                 19.25                 0.10
   Third Quarter.................................       20.88                 19.20                 0.10
   Fourth Quarter................................       21.94                 20.29                 0.10

The holders of the Common Stock are entitled to receive dividends as declared by the Board of Directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the acquisition of Prairie in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from UnionBank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. UnionBank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and UnionBank, as well as the general economic conditions and other relevant factors affecting the Company and its subsidiaries. In 1996, the Company entered into a new loan agreement in connection with the acquisition of Prairie and Country, replacing the Company's prior loan agreement. The new loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

The Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended.

The Company has not made any repurchases of common stock during the fourth quarter of 2004.

Item 6.       Selected Consolidated Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2004:

                                                             2004           2003            2002           2001           2000
                                                          -----------    -----------     -----------    -----------    -----------
Statement of Income Data
   Interest income                                        $    34,912    $    41,086     $    45,509    $    53,829    $    54,208
   Interest expense                                            13,250         15,961          20,186         29,385         30,685
                                                          -----------    -----------     -----------    -----------    -----------
   Net interest income                                         21,662         25,125          25,323         24,444         23,523
   Provision for loan losses                                    1,924          8,236           3,574          4,161          4,858
                                                          -----------    -----------     -----------    -----------    -----------
   Net interest income after provision                         19,738         16,889          21,749         20,283         18,665
     for loan losses
   Noninterest income                                          14,102         13,719          12,455         11,920         11,140
   Noninterest expense                                         26,981         28,607          29,026         26,212         25,885
                                                          -----------    -----------     -----------    -----------    -----------
   Income before income taxes                                   6,859          2,001           5,178          5,991          3,920
   Provision (benefit) for income taxes                         2,056           (129)          1,134          1,537          1,017
                                                          -----------    -----------     -----------    -----------    -----------
   Net income                                             $     4,803    $     2,130     $     4,044    $     4,454    $     2,903
   Net income on common stock                             $     4,596    $     1,937     $     3,787    $     4,197    $     2,644
                                                          ===========    ===========     ===========    ===========    ===========

Per Share Data
   Basic earnings per common share                        $      1.14    $      0.48     $      0.95    $      1.06    $      0.66
    Diluted earnings per common share                            1.12           0.48            0.94           1.05           0.66
    Cash dividends on common stock                               0.40           0.35            0.31           0.27           0.24
    Dividend payout ratio for common stock                      35.10%         74.39%          32.59%         25.59%         35.93%
    Book value per common stock                           $     17.30    $     16.77     $     16.97    $     15.91    $     14.76
    Basic weighted average common shares                    4,033,608      3,997,464       3,979,750      3,974,205      3,979,895
      outstanding
    Diluted weighted average common share                   4,109,999      4,069,220       4,027,441      4,008,867      4,006,793
      outstanding
    Period-end common shares outstanding                    4,032,144      4,026,850       3,980,946      3,979,056      3,965,548

Balance Sheet Data
    Securities                                            $   191,661    $   252,248     $   227,229    $   186,282    $   192,719
    Loans                                                     419,275        476,812         483,229        504,968        505,094
    Allowance for loan losses                                   9,732          9,011           6,450          6,295          6,414
    Total assets                                              669,546        793,422         791,616        784,307        758,733
    Total deposits                                            512,477        638,032         641,958        612,144        636,003
    Stockholders' equity                                       70,247         68,047          68,064         63,814         59,035

Earnings Performance Data
    Return on average total assets                               0.65%          0.28%           0.53%          0.59%          0.40%
    Return on average stockholders' equity                       7.06           3.16            6.11           7.04           5.09
    Return on average total assets, including mandatory
       redeemable preferred stock                                0.65           0.28            0.53           0.59           0.40
    Return on average equity, including mandatory
       redeemable preferred stock                                7.06           3.16            6.03           6.95           5.01
    Net interest margin ratio                                    3.34           3.65            3.74           3.64           3.67
    Efficiency ratio (1)                                        82.90          72.25           71.73          68.14          69.49

Asset Quality Ratios
    Nonperforming assets to total end of period assets           0.69%          1.10%           0.80%          1.44%          1.10%
    Nonperforming loans to total end of period loans             1.00           1.78            0.99           1.76           1.56
    Net loan charge-offs to total average loans                  0.23           1.18            0.70           0.85           0.44
    Allowance for loan losses to total loans                     2.32           1.89            1.33           1.25           1.27
    Allowance for loan losses to nonperforming loans           231.60         106.30          135.50          70.93          81.41

Capital Ratios
    Average equity to average assets                             9.27%          8.87%           8.71%          8.37%          7.90%
    Total capital to risk adjusted assets                       14.30          12.15           11.84          11.66          10.99
    Tier 1 leverage ratio                                        9.54           7.60            7.48           7.54           6.90

(1) Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three years ended December 31, 2004. Management's discussion and analysis (MD&A) should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information is in thousands (000's), except per share data.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," or "project" or similar expressions. The Company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Allowance for Loan Losses: The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance represent an estimation pursuant to either Statement of Financial Accounting Standards No. ("SFAS") 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

values. The Company's historical loss experience is updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differs from management estimates, additional provision for credit losses could be required that could adversely affect the Company's earnings or financial position in future periods.

Mortgage Servicing Rights: We recognize as a separate asset the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold.

The mortgage servicing rights asset is amortized over the projected period of, and in proportion to, the estimated amount of net servicing income. Amortization of the mortgage servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

As of each reporting period, we evaluate the fair value of our remaining mortgage servicing rights assets. The amount by which the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the mortgage servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

Judgments and assumptions that are most critical to the application of this accounting policy are the appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, estimated costs to service the loans, and estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights, it is difficult to predict, with any degree of certainty, the effect on income if different conditions or assumptions were to prevail.

General

UnionBancorp, Inc. is a bank holding company organized under the laws of the State of Delaware. The Company derives most of its revenues and income from the banking operations of its bank subsidiary, but also derives revenue from the Financial Services Division of its bank subsidiary. The Company provides a full

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

range of services to individual and corporate customers located in the north central and central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and UnionBank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

     Fourth Quarter

The Company completed the merger of UnionFinancial Services & Trust Company into UnionBank early in the fourth quarter. This action was the final step in the Company's efforts to consolidate its entities into a single bank charter.

The Company incurred approximately $300 in nonrecurring expenses largely related to the write-down of one of the Company's sales and service center buildings in association with its anticipated closing. The impact to earnings, net of taxes, was approximately $0.05 per diluted share.

     Third Quarter

The Company completed the sale of five of its western Illinois branch offices ("West") on September 10, 2004, selling $40,226 in loans and $88,600 in deposits to First Bankers Trust Company of Quincy. The transaction, which effectively exited the Company from the western Illinois market, yielded a net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) of approximately $1,800 or $0.44 per diluted share.

     Second Quarter

The Company completed the sale of its Blandinsville branch office
("Blandinsville") that resulted in a net gain on the sale. The impact to earnings, net of taxes, was approximately $0.07 per diluted share.

     First Quarter

On March 19, 2004 UnionBank/West and UnionBank/Northwest, stand-alone bank subsidiaries, were merged into the Company's flagship bank, UnionBank. Consolidation of these entities was expected to provide several benefits to the organization including an improved utilization of personnel as a result of the consolidation of various backroom functions, which will result in a reduction in duplicated job functions and a lessening of various administrative and operational tasks. Simplified financial reporting, the elimination of inter-company banking transactions and a flatter, more efficient management structure will improve the Company's workflow, while an increased legal lending limit and additional product and service offerings in our cross-over markets will be advantageous to our existing and future customer base. Since UnionBank/West and UnionBank/Northwest were under common control, the merger was accounted for at UnionBank/West's and UnionBank/Northwest's carrying amount which had no impact on the Company's consolidated financial statements. In conjunction with the merger, Prairie and Country were dissolved.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

Additionally, during the first quarter of 2004, the Board of Directors of UnionBancorp, Inc., in a continuing effort to enhance shareholder value, approved the payment of an 11.1% increase in the quarterly cash dividend to $0.10 from $0.09 on the Company's common stock.

Finally, during the first quarter of 2004, in an effort to divest of high risk low profit margin product lines, the Company sold its credit card portfolio. Total outstanding balances sold approximated $1,900. The impact to earnings, net of taxes, was approximately $0.04 per diluted share.

Results of Operations

     Net Income

         2004 compared to 2003.   Net income equaled $4,803 or $1.12 per diluted
share for the year ended December 31, 2004 as compared to net income of $2,130 or $0.48 per diluted share for the year ended December 31, 2003. This represents a 125.5% increase in net income and a 133.3% increase in diluted per share earnings in the current fiscal year over fiscal 2003.

The Company's annual results were positively impacted by the net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) and volume related decreases in most noninterest expense categories as a result of the sale of West. Also contributing to the improvement in net income was a decrease in the provision for loan losses and gains taken in as a result of the sale of its credit card portfolio and one additional branch office. These positive variances were partially offset by decreases in mortgage banking revenue due to the slowdown in refinancing opportunities and volume related decreases in net interest income and other fee based revenue due to the sale of West.

Return on average assets was 0.65% for the year ended December 31, 2004 compared to 0.28% for the same period in 2003. Return on average stockholders' equity was 7.06% for the year ended December 31, 2004 compared to 3.16% for the same period in 2003.

         2003 compared to 2002.   Net income equaled $2,130 or $0.48 per diluted
share for the year ended December 31, 2003 as compared to net income of $4,044 or $0.94 per diluted share for the year ended December 31, 2002. This represents a 47.3% decrease in net income and a 48.9% decrease in per share earnings in fiscal 2003 as compared to fiscal 2002.

The Company's annual results were adversely impacted by a $4,662 increase in the provision for loan losses in 2003 as compared to 2002. This increase during the year was primarily due to the deterioration of two impaired commercial credits identified in the Company's June 30, 2003 Form 10-Q, downgrades of various other credits, and the lingering effects of the soft economy within several markets in which the Company operates.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

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

         2004 compared to 2003. Net interest income, on a tax equivalent basis, was $22,378 for the year ended December 31, 2004, compared with $26,066 earned during the same period in 2003. This represented a decrease of $3,688 or 14.1%. The decrease in net interest income is attributable to the year-over-year reduction of income earned on interest earning assets totaling $6,334 exceeding the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $2,647.

The $6,334 reduction in interest income resulted from decreases of $3,756 related to rate and $2,578 due to volume. The majority of the change in interest income was related to a 60 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans put downward pressure on loan yields. Also contributing to the decrease was a decline in average loan balances due to the sale of West.

The $2,647 reduction in interest expense resulted from decreases of $1,633 associated with rate and $1,013 associated with volume. The majority of the change was attributable to a reduction in rates paid on time deposits due to the repricing of maturing time deposits at a lower rate. Also contributing to the decrease was a decline in average loan balances due to the sale of West. The net interest margin decreased 31 basis points to 3.34% for the year ended December 31, 2004 from 3.65% during the same period in 2003. The decline resulted primarily from a decrease in yields earned on average loans as competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a relative lower interest rate environment, put downward pressure on loan yields.

         2003 compared to 2002. Net interest income, on a tax equivalent basis, was $26,066 for the year ended December 31, 2003, compared with $26,289 earned during the same period in 2002. This represented a decrease of $223 or 0.1%. The decrease in net interest income was attributable to the year-over-year reduction of income earned on interest earning assets totaling $4,512 exceeding the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $4,289.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

to the repricing dynamics of maturing time deposits, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

The net interest margin decreased 9 basis points to 3.65% for the year ended December 31, 2003 from 3.74% during the same period in 2002. The decline resulted primarily from a decrease in yields earned on average loans.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2004, 2003 and 2002. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                                    For the Years Ended December 31,
                                    -----------------------------------------------------------------------------------------------
                                                 2004                             2003                             2002
                                    -----------------------------    -----------------------------    -----------------------------
                                               Interest                         Interest                         Interest
                                    Average    Income/   Average     Average    Income/   Average     Average    Income/   Average
                                    Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
ASSETS
Interest-earning assets
   Interest-earning deposits        $    137   $      2      1.46%   $    237   $      5      2.11%   $  1,573   $     28      1.78%
   Securities (1)
     Taxable                         192,835      5,925      3.06     196,195      6,805      3.47     167,895      7,350      4.38
     Nontaxable (2)                   26,066      1,848      7.07      31,239      2,323      7.44      34,866      2,579      7.40
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
     Total securities (tax
       equivalent)                   218,901      7,773      3.54     227,434      9,128      4.01     202,761      9,929      4.90
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
   Federal funds sold                  3,433         48      1.39       4,442         50      1.13       9,079        147      1.62
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
     Loans (3)(4)
       Commercial                    130,436      7,467      5.71     133,543      8,148      6.10     140,937      9,707      6.89
       Real estate                   286,280     17,499      6.10     303,777     20,373      6.71     297,318     21,796      7.33
     Installment and other            30,889      2,840      9.17      45,023      4,259      9.46      52,105      4,868      9.34
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
         Gross loans (tax
           equivalent)               447,605     27,806      6.20     482,343     32,780      6.80     490,360     36,371      7.42
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------
           Total interest-earning
             assets                  670,076     35,629      5.30     714,456     41,963      5.87     703,773     46,475      6.60
                                    --------   --------  --------    --------   --------  --------    --------   --------  --------

Noninterest-earning assets
   Cash and cash equivalents          21,497                           21,735                           19,551
   Premises and equipment, net        15,533                           14,923                           13,727
   Other assets                       24,879                           30,604                           22,888
                                    --------                         --------                         --------
     Total non-interest-earning
       assets                         61,909                           67,262                           56,166
                                    --------                         --------                         --------

       Total assets                 $731,985                         $781,718                         $759,939
                                    ========                         ========                         ========

                                      21.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

                                                2004                             2003                             2002
                                   -----------------------------    -----------------------------    -----------------------------
                                              Interest                         Interest                         Interest
                                   Average    Income/   Average     Average    Income/   Average     Average    Income/   Average
                                   Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
                                   --------   --------  --------    --------   --------  --------    --------   --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                    $ 57,887   $    319      0.55%   $ 53,917   $    295      0.55%   $ 48,350   $    472      0.98%
   Money market accounts             94,074      1,166      1.24     109,700      1,544      1.41      87,633      1,767      2.02
   Savings deposits                  47,337        265      0.56      49,334        373      0.76      50,444        622      1.23
   Time $100,000 and over           148,701      3,836      2.57     157,824      4,703      2.98     151,438      5,815      3.84
   Other time deposits              156,198      4,323      2.76     174,921      5,538      3.17     210,990      8,470      4.01
   Federal funds purchased and
     repurchase agreements            5,099         98      1.92       6,776        122      1.80       4,794        170      3.55
   Advances from FHLB                70,359      2,887      4.09      70,019      2,997      4.28      51,611      2,514      4.87
   Notes payable                      8,033        356      4.43       7,912        325      4.11       9,040        356      3.94
                                   --------   --------  --------    --------   --------  --------    --------   --------  --------
     Total interest-bearing
       liabilities                  587,688     13,250      2.25     630,403     15,897      2.52     614,300     20,186      3.29
                                   --------   --------  --------    --------   --------  --------    --------   --------  --------
Noninterest-bearing liabilities
   Non-interest-bearing deposits     71,912                           74,855                           72,253
   Other liabilities                  4,503                            7,084                            7,201
                                   --------                         --------                         --------
     Total non-interest-bearing
       liabilities                   76,415                           81,939                           79,454
                                   --------                         --------                         --------
   Stockholders' equity              67,882                           69,376                           66,185
                                   --------                         --------                         --------

   Total liabilities and
     stockholders' equity          $731,985                         $781,718                         $759,939
                                   ========                         ========                         ========
   Net interest income (tax
     equivalent)                              $ 22,378                         $ 26,066                         $ 26,289
                                              ========                         ========                         ========
   Net interest income (tax
     equivalent) to total
     earning assets                                         3.34%                            3.65%                            3.74%
                                                        ========                         ========                         ========
   Interest-bearing liabilities
     to earning assets                87.70%                           88.24%                           87.29%
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

                             RATE/VOLUME ANALYSIS OF
                               NET INTEREST INCOME

                                                         For the Years Ended December 31,
                               --------------------------------------------------------------------------------
                                       2004 Compared to 2003                     2003 Compared to 2002
                               --------------------------------------    --------------------------------------
                                           Change Due to                             Change Due to
                               --------------------------------------    --------------------------------------
                                 Volume         Rate          Net          Volume         Rate          Net
                               ----------    ----------    ----------    ----------    ----------    ----------
Interest income:
   Interest-earning deposits   $       (2)   $       (1)   $       (3)   $      (27)   $        4    $      (23)
   Investment securities:
      Taxable                        (112)         (771)         (883)        1,124        (1,669)         (545)
      Nontaxable                     (217)         (255)         (472)            2          (258)         (256)
   Federal funds sold                 (12)           10            (2)          (61)          (36)          (97)
   Loans                           (2,235)       (2,739)       (4,974)         (587)       (3,004)       (3,591)
                               ----------    ----------    ----------    ----------    ----------    ----------

      Total interest income        (2,578)       (3,756)       (6,334)          451        (4,963)       (4,512)
                               ----------    ----------    ----------    ----------    ----------    ----------

                                      22.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

                                                           For the Years Ended December 31,
                                 --------------------------------------------------------------------------------
                                         2004 Compared to 2003                     2003 Compared to 2002
                                 --------------------------------------    --------------------------------------
                                             Change Due to                             Change Due to
                                 --------------------------------------    --------------------------------------
                                   Volume         Rate          Net          Volume         Rate          Net
                                 ----------    ----------    ----------    ----------    ----------    ----------
Interest expense:
   NOW accounts                          24           (--)           24            49          (226)         (177)
   Money market accounts               (205)         (173)         (378)          384          (607)         (223)
   Savings deposits                     (14)          (94)         (108)          (14)         (235)         (249)
   Time, $100,000 and over             (256)         (611)         (867)          237        (1,349)       (1,112)
   Other time                          (550)         (665)       (1,215)       (1,318)       (1,614)       (2,932)
   Federal funds purchased and
     repurchase agreements              (32)            8           (24)           55          (103)          (48)
   Advances from FHLB                    15          (125)         (110)          815          (332)          483
   Notes payable                          5            27            32           (46)           15           (31)
                                 ----------    ----------    ----------    ----------    ----------    ----------

      Total interest expense         (1,013)       (1,633)       (2,646)          162        (4,451)       (4,289)
                                 ----------    ----------    ----------    ----------    ----------    ----------

         Net interest income     $   (1,565)   $   (2,123)   $   (3,688)   $      289    $     (512)   $     (223)
                                 ==========    ==========    ==========    ==========    ==========    ==========

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

         2004 compared to 2003. The 2004 provision for loan losses charged to operating expense totaled $1,924, a decrease of $6,312 in comparison to the $8,236 recorded during the same period for 2003. The decrease in the provision for loan losses was due to an improvement in nonperforming and action/watch list loans from year-end 2003 to year-end 2004, as well as resolutions, either through charge-off of nonbankable assets or through successful workout strategies that were executed throughout 2004. The Company's 2003 provisions were largely attributable to the deterioration of two impaired commercial credits identified in the Company's 10-Q report filed for the quarter ended June 20, 2003. As a result of the deterioration of these two loan relationships, the Company specifically provided $3,500 to its allowance for loan losses during the third quarter of 2003 for the losses incurred on these two credits. Net charge-offs for the year ended December 31, 2004 were $1,029 compared with $5,675 in the same period of 2003. Annualized net charge-offs decreased to 0.23% of average loans for 2004 compared to 1.18% in the same period in 2003.

Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

         2003 compared to 2002. The 2003 provision for loan losses charged to operating expense totaled $8,236, an increase of $4,662 in comparison to the $3,574 recorded during the same period in 2002. The Company's provisions were largely attributable to the deterioration of two impaired commercial credits identified in the Company's June 30, 2003 Form 10-Q. As a result of the deterioration of these two loan relationships, the Company specifically provided $3,500 to its allowance for loan losses during the third quarter of 2003 for the

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

losses incurred on these two credits. The action comes as a result of management's ongoing workout analysis of these two commercial loan relationships and their current financial status and trends. Primary elements of the debtor corporations filed bankruptcy reorganization proceedings in early September. In both instances, these credits were worth substantially more as ongoing entities than the liquidation of their assets. During the third quarter, the $3,778 loan to a chain of retail convenience outlets was placed on non-accrual. The second credit, a $2,521 loan to a company which conducted business in the agricultural field was placed on nonaccrual status in the second quarter of 2003. This agricultural company essentially ceased operations during the third quarter of 2003 resulting in $1,897 of the outstanding loan balance being charged off.

In addition, the Company provided $2,000 to its allowance for loan losses during the fourth quarter of 2003 after an ongoing review of the overall credit quality in the loan portfolio noted a continued deterioration in several seasoned credits during the quarter, downgrades of various other credits, and lingering effects of the soft economy within several markets in which the Company operates. In some cases, problem loans had been previously identified; however, the loss incurred was greater than anticipated because of a soft commercial real estate market in specific industries and additional losses in the manufacturing, travel, and technology sectors.

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

         Noninterest Income. Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                  Years Ended December 31,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------

Service charges                            $    2,866   $    3,090   $    2,812
Merchant fee income                                56          560        1,185
Trust income                                      740          701          775
Mortgage banking income                         2,020        3,947        2,843
Insurance commissions and fees                  2,234        2,318        2,188
Bank owned life insurance (BOLI)                  573          681           12
Securities gains (losses), net                    123          281          407
Gain on sale of assets                          4,263           --           --
Other income                                    1,227        2,141        2,233
                                           ----------   ----------   ----------

     Total noninterest income              $   14,102   $   13,719   $   12,455
                                           ==========   ==========   ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

         2004 compared to 2003. Noninterest income totaled $14,102 for the year ended December 31, 2004, as compared to $13,719 for the same timeframe in 2003. This represented an increase of $383 or 2.8% in 2004 over the prior period. Excluding net securities gains and the gains on sale of West, the Company's credit card portfolio and Blandinsville, noninterest income shows a year-over-year decrease of $3,722 or 27.7%. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of securities gains and gain on sale of five western Illinois branch locations, decreased to 31.0% in 2004 versus 34.8% for 2003.

Excluding net securities gains and gains on sale of West, Blandinsville and the credit card portfolio, the majority of the change to noninterest income was related to a $1,927 decline in mortgage banking income. Mortgage banking income, which includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights), was lower in 2004 due to a decrease in mortgage origination volume partially offset by an increase in revenue generated by the servicing rights portfolio due to the slowdown in refinancing activity.

Also contributing to the change was a decrease in merchant fee income due to the sale of the credit card portfolio and volume related decreases in service charges, nsf fees, and other fee based revenue related to the sale of West. The remaining categories remained relatively stable with only slight year-over-year changes.

         2003 compared to 2002. Noninterest income totaled $13,719 for the year ended December 31, 2003, as compared to $12,455 for the same timeframe in 2002. This represented an increase of $1,264 or 10.1% in 2003 over the prior period. Excluding net securities gains of $281 in 2003 and $407 in 2002, noninterest income shows a year-over-year increase of $1,390 or 11.5%. As a percentage of total income (net interest income plus noninterest income), noninterest income, exclusive of securities gains, increased to 34.8% in 2003 versus 31.9% for 2002.

The majority of the change to noninterest income was related to a $1,104 improvement in mortgage banking income. Mortgage banking income includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights). Originations for 2003 grew to $241,864 from $183,481 for the same period in 2002. Net gains on mortgage activities were higher in 2003 due to higher mortgage origination volume and lower interest rates. Offsetting these gains, were noncash amortization charges in the carrying value of our mortgage servicing rights asset. These charges were due to increased refinancing activity, driven by the declining interest rate environment.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

         Noninterest Expense. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                   Years Ended December 31,
                                            ------------------------------------
                                               2004         2003         2002
                                            ----------   ----------   ----------

Salaries and employee benefits              $   15,410   $   16,020   $   15,284
Occupancy expense, net                           2,461        2,138        1,868
Furniture and equipment expenses                 2,215        2,094        1,820
Marketing                                          615          709          656
Supplies and printing                              435          541          525
Telephone                                          546          874        1,074
Other real estate expense                            8          178          919
Amortization of intangible assets                  337          247          245
Other expense                                    4,954        5,806        6,635
                                            ----------   ----------   ----------

     Total noninterest expense              $   26,981   $   28,607   $   29,026
                                            ==========   ==========   ==========

         2004 compared to 2003. Noninterest expense totaled $26,981 for the year ended December 31, 2004, as compared to $28,607 for the same timeframe in 2003. This represented a decrease of $1,626 or 5.7% in 2004 from 2003. A majority of the savings in noninterest expense was due to $724 in cost savings associated with the divestiture of the credit card portfolio (included in other expenses) and a $610 decline in salaries and employee benefits expense due to the sale of West and other reductions in staffing levels. Also contributing to the change were decreases in telephone costs related to the reduction of the number of data lines utilized in the Company's infrastructure and savings in other real estate expense related to the resolution of certain other real estate properties.

These cost savings were partially offset by increases in occupancy and equipment expense related to a full year of expenses from our Yorkville branch that was opened in December of 2003 and the write-down of one of the Company's sales and service center buildings in association with its anticipated closing. The remaining categories remained relatively stable with only slight year-over-year changes.

         2003 compared to 2002. Noninterest expense totaled $28,607 for the year ended December 31, 2003, as compared to $29,026 for the same timeframe in 2002. This represented a decrease of $419 or 1.4% in 2003 from 2002. A majority of the decrease in noninterest expense was due to a $741 decrease in other real estate owned expense due to the resolution of foreclosed assets during the year. Also contributing to the change were decreases of $581 decrease in merchant expense due to the divestiture of the POS product line in the second quarter of 2003 (included in other expenses) and $200 in telephone expense.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

         Applicable Income Taxes. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

                                                Years Ended December 31,
                                        ---------------------------------------
                                           2004          2003           2002
                                        ----------    ----------     ----------

Income before income taxes              $    6,859    $    2,001     $    5,178
Applicable income taxes                      2,056          (129)         1,134
Effective tax rates                           30.0%        (6.45%)         21.9%

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

        Preferred Stock Dividends. The Company paid $207 of preferred stock dividends in 2004, $193 of preferred stock dividends in 2003 and $257 of preferred stock dividends in 2002.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of UnionBank depends, to a substantial extent, on "rate differentials," i.e., the differences between the income UnionBank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of UnionBank, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2004 and 2003 for the various rate shock levels.

December 31, 2004                                    Net Interest Income
-----------------                         --------------------------------------
                                             Amount       Change         Change
                                             ------       ------         ------
                                                   (Dollars in Thousands)

         +200 bp                          $   21,070   $      996          4.96%
         +100 bp                              20,635          560          2.79
         Base                                 20,074           --            --
         -100 bp                              19,048       (1,026)        (5.11)

Based on the Company's model at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 4.96% or approximately $996. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

by $1,026 or 5.11%. For the year ended December 31, 2004, the Company did not present an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

December 31, 2003                                    Net Interest Income
-----------------                         --------------------------------------
                                             Amount       Change         Change
                                             ------       ------         ------
                                                   (Dollars in Thousands)

         +200 bp                          $   22,270   $     (420)       (1.85)%
         +100 bp                              22,512         (178)       (0.79)
         Base                                 22,690           --           --
         -100 bp                              22,570         (120)       (0.53)

Based on the Company's model at December 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.85% or approximately $420. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $120 or 0.53%. For the year ended December 31, 2003, the Company did not present an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

Financial Condition

         General. As of December 31, 2004, the Company had total assets of $669,546, gross loans of $419,275, total deposits of $512,477, and total stockholders' equity of $70,247. Total assets as of December 31, 2004 decreased by $123,876 or 15.6% from year-end 2003. Total gross loans as of December 31, 2004 decreased $57,537 or 12.1% from year-end 2003. Approximately $40,400 or 70.2% of this reduction was related to the sale of West and Blandinsville. Total deposits as of December 31, 2004 decreased by $125,555 or 19.7% from year-end 2003. Approximately $88,600 or 70.6% of this reduction was related to the sale of West and Blandinsville.

         Loans and Asset Quality. The Company offers a broad range of products, including granting agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group.

The following table describes the composition of loans by major categories outstanding:

                             (Dollars in Thousands)
                                 LOAN PORTFOLIO

                                                       Aggregate Principal Amount
                                 --------------------------------------------------------------------
                                                              December 31,
                                 ----------------------------------------------------------------------
                                    2004           2003           2002           2001           2000
                                 ----------     ----------     ----------     ----------     ----------
Commercial                       $   91,941     $  105,767     $  100,189     $  107,382     $  117,534
Agricultural                         28,718         33,766         36,467         40,563         38,479
Real estate:
    Commercial mortgages            129,597        134,985        147,253        150,878        134,942
    Construction                     38,882         30,674         24,486         23,676         19,322
    Agricultural                     30,601         37,092         34,688         34,611         39,658
    1-4 family mortgages             77,566         94,163         87,411         94,368         99,237
Installment                          21,502         37,415         49,949         50,961         53,276
Other                                   468          2,950          2,786          2,529          2,646
                                 ----------     ----------     ----------     ----------     ----------
Total loans                         419,275        476,812        483,229        504,968        505,094
Allowance for loan losses            (9,732)        (9,011)        (6,450)        (6,295)        (6,414)
                                 ----------     ----------     ----------     ----------     ----------

    Loans, net                   $  409,543     $  467,801     $  476,779     $  498,673     $  498,680
                                 ==========     ==========     ==========     ==========     ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

                                                       Aggregate Principal Amount
                                 --------------------------------------------------------------------
                                                   Percentage of Total Loan Portfolio
                                 --------------------------------------------------------------------
                                                              December 31,
                                 ----------------------------------------------------------------------
                                    2004           2003           2002           2001           2000
                                 ----------     ----------     ----------     ----------     ----------
Commercial                            21.93%         22.18%         20.73%         21.27%         23.27%
Agricultural                           6.85           7.08           7.55           8.03           7.62
Real estate:
    Commercial mortgages              30.91          28.31          30.47          29.88          26.72
    Construction                       9.27           6.43           5.07           4.69           3.83
    Agricultural                       7.30           7.78           7.18           6.85           7.85
    1-4 family mortgages              18.50          19.75          18.08          18.69          19.65
Installment                            5.13           7.85          10.34          10.09          10.55
Other loans                            0.11           0.62           0.58           0.50           0.51
                                 ----------     ----------     ----------     ----------     ----------

    Gross loans                      100.00%        100.00%        100.00%        100.00%        100.00%
                                 ==========     ==========     ==========     ==========     ==========

As of December 31, 2004 and 2003, commitments of UnionBank (and its predecessors) under standby letters of credit and unused lines of credit totaled approximately $94,345 and $100,169, respectively.

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2004 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                               Within       1 to 5      After 5
                               1 Year       Years        Years         Total
                             ----------   ----------   ----------   ----------

Commercial                   $   66,163   $   24,130   $    1,648   $   91,941
Agricultural                     21,332        7,034          352       28,718
Real estate                     133,730      122,367       20,549      276,646
Installment                       8,681       13,182          107       21,970
                             ----------   ----------   ----------   ----------

     Total                   $  229,906   $  166,713   $   22,656   $  419,275
                             ==========   ==========   ==========   ==========

-------------------------
(1) Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2004 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                 Within       1 to 5      After 5
                                 1 Year       Years        Years        Total
                               ----------   ----------   ----------   ----------

Fixed rate                     $   69,806   $   65,405   $   18,826   $  154,037
Variable rate                     158,938      100,271        2,380      261,589
Nonaccrual                          1,162        1,037        1,450        3,649
                               ----------   ----------   ----------   ----------

     Total                     $  229,906   $  166,713   $   22,656   $  419,275
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

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. UnionBank makes a determination as to collectibility on a case-by-case basis. UnionBank considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The following table sets forth a summary of nonperforming assets:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                                                December 31,
                                                     ------------------------------------------------------------------
                                                        2004          2003          2002          2001          2000
                                                     ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                                     $    3,649    $    8,149    $    3,931    $    7,259    $    5,777
Loans 90 days past due and still accruing interest          553           328           829         1,616         2,102
                                                     ----------    ----------    ----------    ----------    ----------
    Total nonperforming loans                             4,202         8,477         4,760         8,875         7,879
Other real estate owned                                     420           227         1,557         1,886           467
                                                     ----------    ----------    ----------    ----------    ----------

    Total nonperforming assets                       $    4,622    $    8,704    $    6,317    $   10,761    $    8,346
                                                     ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total loans                         1.00%         1.78%         0.99%         1.76%         1.56%
Nonperforming assets to total loans                        1.10          1.83          1.31          2.13          1.65
Nonperforming assets to total assets                       0.69          1.10          0.80          1.44          1.10

The level of nonperforming loans at December 31, 2004 decreased to $4,202 versus the $8,477 that existed as of December 31, 2003. The level of nonperforming loans to total end of period loans was 1.00% at December 31, 2004, as compared to 1.78% at December 31, 2003. The reserve coverage ratio (allowance to nonperforming loans) was reported at 231.6% as of December 31, 2004 as compared to 106.30% as of December 31, 2003.

         Other Potential Problem Loans. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $7,782 at December 31, 2004 as compared to $5,086 at December 31, 2003. The classification of these loans, however, does not imply that management expects losses on each of these loans. Rather, management believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2004:

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)
                                                           Number      Net Book
                                                             of        Carrying
                                                           Parcels      Value
                                                         ----------   ----------
Developed property                                                4   $      420
Vacant land or unsold lots                                       --           --
                                                         ----------   ----------
     Total other real estate owned                                4   $      420
                                                         ==========   ==========

         Allowance for Loan Losses. At December 31, 2004, the allowance for loan losses was $9,732 or 2.32% of total loans as compared to $9,011 or 1.89% at December 31, 2003. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

the loans in its portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The following table presents a detailed analysis of the Company's allowance for loan losses:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                            December 31,
                                      --------------------------------------------------------
                                        2004        2003        2002        2001        2000
                                      --------    --------    --------    --------    --------
Beginning balance                     $  9,011    $  6,450    $  6,295    $  6,414    $  3,691

Charge-offs:
    Commercial                           1,497       4,791       2,561       3,202       1,663
    Real estate mortgages                  389         626         683         977         144
    Installment and other loans            578         812         634         496         444
                                      --------    --------    --------    --------    --------
       Total charge-offs                 2,464       6,229       3,878       4,675       2,251
                                      --------    --------    --------    --------    --------

Recoveries:
    Commercial                           1,021         415         354         312          37
    Real estate mortgages                  230          46          41          10           3
    Installment and other loans            184          93          64          73          76
                                      --------    --------    --------    --------    --------
       Total recoveries                  1,435         554         459         395         116
                                      --------    --------    --------    --------    --------

Net charge-offs                          1,029       5,675       3,419       4,280       2,135
                                      --------    --------    --------    --------    --------
Provision for loan losses                1,924       8,236       3,574       4,161       4,858
Reduction due to sale of loans             174          --          --          --          --

Ending balance                        $  9,732    $  9,011    $  6,450    $  6,295    $  6,414
                                      ========    ========    ========    ========    ========

Period end total loans                $419,275    $476,812    $483,229    $504,968    $505,094
                                      ========    ========    ========    ========    ========

Average loans                         $447,605    $482,343    $490,360    $504,648    $485,489
                                      ========    ========    ========    ========    ========

Ratio of net charge-offs to
  average loans                           0.23%       1.18%       0.70%       0.85%       0.44%
Ratio of provision for loan losses
  to average loans                        0.43        1.71        0.73        0.82        1.00
Ratio of allowance for loan losses
  to ending total loans                   2.32        1.89        1.33        1.25        1.27
Ratio of allowance for loan losses
  to total nonperforming loans          231.60      106.30      135.50       70.93       81.41
Ratio of allowance at end of period
  to average loans                        2.17        1.87        1.32        1.25        1.32

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                     December 31,
                    ---------------------------------------------------------------------------------------------------------------
                           2004                   2003                   2002                   2001                   2000
                    -------------------    -------------------    -------------------    -------------------    -------------------
                                 Loan                   Loan                   Loan                   Loan                   Loan
                               Category               Category               Category               Category               Category
                               to Gross               to Gross               to Gross               to Gross               To Gross
                     Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Commercial          $  6,035      28.78%   $  4,935      29.26%   $  2,863      28.28%   $  3,499      29.30%   $  3,903      30.89%
Real estate            3,311      65.98       2,846      62.27       2,110      60.80       1,786      60.11       1,412      58.05
Installment and
  other loans            386       5.24         593       8.47         719      10.92         537      10.59         511      11.06
Unallocated               --         --         637         --         758         --         473         --         588         --
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------

   Total            $  9,732     100.00%   $  9,011     100.00%   $  6,450     100.00%   $  6,295     100.00%   $  6,414     100.00%
                    ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

In years prior to 2004, management considered the unallocated portion of the allowance necessary to allow for inherent subjective reserves that are needed based on general economic conditions and specific economic factors. In 2004 management included the subjective portion of the allowance as a part of the allocation process to the respective loan categories. Management does not deem this process to be a change in methodology, but rather a refinement in their loan loss calculation. Management believes that there would be no change in the balance of the allowance for loan losses if this approach was used in all of the years presented.

         Securities Activities. The Company's consolidated securities portfolio, which represented 32.7% of the Company's average earning asset base as of December 31, 2004, as compared to 31.8% as of December 31, 2003, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $191,661 at December 31, 2004 compared to $252,248 at December 31, 2003. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The following table describes the composition of securities by major category and maturity:

                              SECURITIES PORTFOLIO
                             (Dollars in Thousands)

                                                               December 31,
                                  -----------------------------------------------------------------------
                                          2004                     2003                     2002
                                  ---------------------    ---------------------    ---------------------
                                                % of                     % of                     % of
                                   Amount     Portfolio     Amount     Portfolio     Amount     Portfolio
                                  ---------   ---------    ---------   ---------    ---------   ---------
Available-for-Sale
   U.S. Treasury                  $      --          --%   $      --          --%   $   1,025        0.45%
   U.S. government agencies
     and corporations                20,924       10.92       30,270       12.00       46,817       20.60
   U.S. government agency
     mortgage backed securities     117,500       61.30      158,305       62.76      113,579       49.98
   States and political
     subdivisions                    24,647       12.86       29,723       11.78       34,589       15.22
   Collateralized mortgage
     obligations                      2,486        1.30        5,972        2.37        3,889        1.71
   Corporate bonds                    8,239        4.30       10,598        4.20       10,480        4.62
   Other securities                  17,865        9.32       17,380        6.89       16,850        7.42
                                  ---------   ---------    ---------   ---------    ---------   ---------

      Total                       $ 191,661      100.00%   $ 252,248      100.00%   $ 227,229      100.00%
                                  =========   =========    =========   =========    =========   =========


The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2004. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                MATURITY SCHEDULE
                             (Dollars in Thousands)

                                                                         Maturing
                         ---------------------------------------------------------------------------------------------------------
                                                      After 1 but            After 5 but
                             Within 1 Year          Within 5 Years          Within 10 Years         After 10 Years         Total
                         ---------------------   ---------------------   ---------------------   ---------------------   ---------
                          Amount      Yield       Amount      Yield       Amount      Yield       Amount      Yield       Amount
                         ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Available-for-Sale
U.S. Treasury            $      --          --%  $      --          --%  $      --          --%  $      --          --%  $      --
U.S. government
  agencies and
  corporations               8,754       4.081      12,170       3.830          --          --          --          --      20,924
U.S. government
  agency mortgage
  backed securities         19,078       2.949      68,859       3.193       1,271       5.902      28,292       4.121     117,500
States and political
  subdivisions (1)           6,907       4.874      15,151       4.750       2,589       5.088          --          --      24,647
Collateralized
  mortgage obligations          --          --         347       3.280          --          --       2,139       3.441       2,486
Corporate bonds              1,034       5.463       7,205       5.642          --          --          --                   8,239
                         ---------               ---------               ---------               ---------               ---------

    Total                $  35,773               $ 103,732               $   3,860               $  30,431               $ 173,796
                         =========               =========               =========               =========               =========

---------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate


         Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $576,109 for 2004, representing a decrease of $44,442 or 7.2% compared with the average balance of total deposits for 2003.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The following table sets forth certain information regarding UnionBank's average deposits:

                                AVERAGE DEPOSITS
                             (Dollars in Thousands)

                                                              For the Years Ended December 31,
                           -----------------------------------------------------------------------------------------------------
                                         2004                               2003                               2002
                           -------------------------------    -------------------------------    -------------------------------
                                            %       Average                    %       Average                    %       Average
                            Average        of        Rate      Average        of        Rate      Average        of        Rate
                            Amount       Total       Paid      Amount       Total       Paid      Amount       Total       Paid
                           ---------   ---------    ------    ---------   ---------    ------    ---------   ---------    ------
Non-interest-bearing
  demand deposits          $  71,912       12.48%       --%   $  74,855       12.06%       --%      72,253       11.63%       --%
Savings accounts              47,337        8.22      0.56       49,334        7.95      0.76       50,444        8.12      1.23
Interest-bearing
  demand deposits            151,961       26.38      0.98      163,617       26.37      1.12      135,983       21.89      1.65
Time, less than $100,000     156,198       27.11      2.76      174,921       28.19      3.17      210,990       33.98      4.01
Time, $100,000 or more       148,701       25.81      2.57      157,824       25.43      2.98      151,438       24.38      3.84
                           ---------   ---------    ------    ---------   ---------    ------    ---------   ---------    ------

    Total deposits         $ 576,109      100.00%     1.72%   $ 620,551      100.00%     2.01%   $ 621,108      100.00%     2.76%
                           =========   =========    ======    =========   =========    ======    =========   =========    ======

As of December 31, 2004, average time deposits over $100,000 represented 25.8% of total average deposits, compared with 25.4% of total average deposits as of December 31, 2003. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2004:

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

     Three months or less                                          $     36,318
     Over three months through six months                                17,065
     Over six months through twelve months                               38,247
     Over twelve months                                                  42,519
                                                                   ------------

         Total                                                     $    134,149
                                                                   ============

     Return on Equity and Assets. The following table presents various ratios for the Company:

                           RETURN ON EQUITY AND ASSETS

                                                     For the Years Ended
                                                         December 31,
                                              ----------------------------------
                                                2004         2003         2002
                                                ----         ----         ----

Return on average assets                        0.65%        0.28%        0.53%
Return on average equity                        7.06         3.16         6.11
Average equity to average assets                9.27         8.87         8.71
Dividend payout ratio for common stock         36.42        74.39        32.59

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities offset by those provided by operating activities and financing activities, resulted in a net increase in cash and cash equivalents of $604 from December 31, 2003 to December 31, 2004.

During 2004, the Company experienced net cash outflows of $26,095 in financing activities primarily due to a decrease in deposits related to the sale of West and Blandinsville. In contrast, net cash inflows (1) of $9,810 were provided by operating activities due to proceeds from net loans sales and net income, and
(2) of $16,889 were provided by investing activities due to proceeds from sales and maturities of, and paydowns from securities partially offset by cash generated from the sale of West.

UnionBank's securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2004, 22.6% of UnionBank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, UnionBank's liquidity could be adversely affected. Currently, the maturities of UnionBank's large time deposits are spread throughout the year, with 27.1% maturing in the first quarter of 2005, 12.7% maturing in the second quarter of 2005, 28.5% maturing in the third and fourth quarters of 2005, and the remaining 31.7% maturing thereafter. UnionBank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The Company's borrowings included notes payable at December 31, 2004 in the principal amount of $6,275 payable to the Company's principal correspondent bank and $354 payable to individuals related to the purchase of the Howard Marshall Agency. The note to the Company's principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Bank. The note related to the purchase of the Howard Marshall Agency requires monthly principal and interest payments.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

The Company's principal source of funds for repayment of the indebtedness is dividends from UnionBank. At December 31, 2004, approximately $5,400 was available for dividends without regulatory approval.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2004:

                                                                       Payments Due by Period
                                             ------------------------------------------------------------------------
                                               Within 1                                      After
Contractural Obligations                         Year         1-3 Years      4-5 Years      5 Years         Total
                                             ------------   ------------   ------------   ------------   ------------
Short-term debt                              $      6,275   $         --   $         --   $         --   $      6,275
Long-term debt                                         --             --            354             --            354
Series B Mandatory redeemable
       preferred stock                                 --            831             --             --            831
FHLB Advances                                      16,900         18,500         18,300          8,200         61,900
                                             ------------   ------------   ------------   ------------   ------------

    Total contractual cash obligations       $     23,175   $     19,331   $     18,654   $      8,200   $     69,360
                                             ============   ============   ============   ============   ============

                                                            Amount of Commitment Expiration per Period
                                             ------------------------------------------------------------------------
                                               Within 1                                      After
Off-Balance Sheet Financial Instruments          Year         1-3 Years      4-5 Years      5 Years         Total
                                             ------------   ------------   ------------   ------------   ------------

Lines of credit                              $     67,860   $      4,774   $      4,674   $     12,707   $     90,015
Standby letters of credit                           3,293          1,038             --             --          4,331
                                             ------------   ------------   ------------   ------------   ------------

    Total commercial commitments             $     71,153   $      5,812   $      4,674   $     12,707   $     94,346
                                             ============   ============   ============   ============   ============

Capital Resources

     Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at December 31, 2004 was $70,247, an increase of $2,200 or 3.2%, from December 31, 2003. The stockholders' equity increase was largely the result of earnings for 2004 less dividends paid to shareholders and a decrease in accumulated other comprehensive income. Average equity as a percentage of average assets was 9.3% at December 31, 2004, compared to 8.9% at December 31, 2003. Book value per common share equaled $17.30 at December 31, 2004, an increase from $16.77 reported at the end of 2003.

     Stock Repurchase Programs

On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. As December 31, 2004, the Company has repurchased 18,500 shares at a weighted average cost of $18.62.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
================================================================================

     Capital Measurements

UnionBank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 13.0% and 14.3%, respectively, at December 31, 2004. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2004, the Tier 2 risk-based capital was comprised of $6,067 in allowance for loan losses (limited to 1.25% of risk-weighted assets). The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

The following table sets forth an analysis of the Company's capital ratios:

                            RISK-BASED CAPITAL RATIOS
                             (Dollars in Thousands)

                                              December 31,                  Minimum         Well
                                 --------------------------------------     Capital      Capitalized
                                    2004          2003           2002        Ratios        Ratios
                                 ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital        $   63,347    $   59,851    $   58,755
Tier 2 risk-based capital             6,067         7,790         7,281
                                 ----------    ----------    ----------
Total capital                        69,414        67,641        66,036
Risk-weighted assets                485,325       556,729       557,620
Capital ratios
     Tier 1 risk-based capital         13.0%         10.8%         10.5%          4.0%          6.0%
     Tier 2 risk-based capital         14.3          12.2          11.8           8.0          10.0
     Leverage ratio                     9.5           7.7           7.5           4.0           5.0

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

Item 8.        Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors Report...................................................41

Consolidated Balance Sheets (December 31, 2004 and 2003) .....................42

Consolidated Statements of Income
         (For the years ended December 31, 2004, 2003 and 2002)...............43

Consolidated Statements of Stockholders' Equity
         (For the years ended December 31, 2004, 2003 and 2002)...............44

Consolidated Statements of Cash Flows
         (For the years ended December 31, 2004, 2003 and 2002)...............46

Notes   ......................................................................48

                               Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference by Note 20 to the Notes to Consolidated Financial Statements contained herein.

[GRAPHIC OMITTED]

          Crowe Chizek and Company LLC
          Member Horwath International


             Report of Independent Registered Public Accounting Firm




UnionBancorp, Inc.
Ottawa, Illinois


We have audited the accompanying balance sheets of UnionBancorp, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                        /s/ CROWE CHIZEK AND COMPANY LLC

                                        Crowe Chizek and Company LLC
Oak Brook, Illinois
February 18, 2005

UNIONBANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003 (In Thousands, Except Share and Per Share Data)

                                                                         2004          2003
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                            $   22,802    $   22,198
Securities available-for-sale                                           191,661       252,248
Loans                                                                   419,275       476,812
Allowance for loan losses                                                (9,732)       (9,011)
                                                                     ----------    ----------
     Net loans                                                          409,543       467,801
Cash value of life insurance                                             14,953        14,379
Mortgage servicing rights                                                 2,772         2,775
Premises and equipment, net                                              13,463        16,576
Goodwill                                                                  6,963         7,642
Intangible assets, net                                                      703         1,232
Other real estate                                                           420           227
Other assets                                                              6,266         8,344
                                                                     ----------    ----------

     Total assets                                                    $  669,546    $  793,422
                                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                        $   55,800    $   89,424
         Interest-bearing                                               456,677       548,608
                                                                     ----------    ----------
              Total deposits                                            512,477       638,032
     Federal funds purchased and securities sold under
       agreements to repurchase                                          12,722         1,533
     Federal Home Loan Bank advances                                     61,900        72,450
     Notes payable                                                        6,629         7,873
     Series B mandatory redeemable preferred stock                          831           831
     Other liabilities                                                    4,740         4,656
                                                                     ----------    ----------
         Total liabilities                                              599,299       725,375



Stockholders' equity
     Preferred stock                                                         --            --
     Series A Convertible Preferred Stock (aggregate liquidation
       preference of $2,762)                                                500           500
     Series C Preferred Stock                                                --            --
     Common stock, $1 par value, 10,000,000 shares authorized;
       4,640,907 and 4,627,613 shares issued in 2004 and 2003             4,641         4,628
     Surplus                                                             22,632        22,484
     Retained earnings                                                   46,592        43,609
     Accumulated other comprehensive income                               1,351         2,141
     Unearned compensation under stock option plans                          --            (2)
                                                                     ----------    ----------
                                                                         75,716        73,360
     Treasury stock, at cost,  608,763 shares at December 31, 2004
       and 600,763 shares at December 31, 2003                           (5,469)       (5,313)
                                                                     ----------    ----------
         Total stockholders' equity                                      70,247        68,047
                                                                     ----------    ----------

              Total liabilities and stockholders' equity             $  669,546    $  793,422
                                                                     ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003, and 2002 (In Thousands, Except Per Share
Data)

                                                          2004         2003          2002
-------------------------------------------------------------------------------------------
Interest income
    Loans                                             $   27,718   $   32,693    $   36,283
    Securities
       Taxable                                             5,925        6,805         7,377
       Exempt from federal income taxes                    1,221        1,533         1,702
    Federal funds sold and other                              48           55           147
                                                      ----------   ----------    ----------
       Total interest income                              34,912       41,086        45,509

Interest expense
    Deposits                                               9,909       12,453        17,145
    Federal funds purchased and securities sold
      under agreements to repurchase                          98          122           170
    Advances from the Federal Home Loan Bank               2,887        2,997         2,514
    Series B Mandatory Redeemable                             50           64            --
    Notes payable and other                                  306          325           357
                                                      ----------   ----------    ----------
       Total interest expense                             13,250       15,961        20,186
                                                      ----------   ----------    ----------
Net interest income                                       21,662       25,125        25,323
Provision for loan losses                                  1,924        8,236         3,574
                                                      ----------   ----------    ----------
Net interest income after provision for loan losses       19,738       16,889        21,749

Noninterest income
    Service charges                                        2,866        3,090         2,812
    Merchant fee income                                       56          560         1,185
    Trust income                                             740          701           775
    Mortgage banking income                                2,020        3,947         2,843
    Insurance and brokerage commissions and fees           2,234        2,318         2,188
    Bank Owned Life Insurance (BOLI)                         573          681            12
    Securities gains, net                                    123          281           407
    Gain on sale of other assets                           4,263           --            --
    Other income                                           1,227        2,141         2,233
                                                      ----------   ----------    ----------
                                                          14,102       13,719        12,455
Noninterest expenses
    Salaries and employee benefits                        15,410       16,020        15,284
    Occupancy, net                                         2,461        2,138         1,868
    Furniture and equipment                                2,215        2,094         1,820
    Marketing                                                615          709           656
    Supplies and printing                                    435          541           525
    Telephone                                                546          874         1,074
    Other real estate owned                                    8          178           919
    Amortization of intangible assets                        337          247           245
    Other                                                  4,954        5,806         6,635
                                                      ----------   ----------    ----------
                                                          26,981       28,607        29,026
                                                      ----------   ----------    ----------

Income before income taxes                                 6,859        2,001         5,178

Income taxes                                               2,056         (129)        1,134
                                                      ----------   ----------    ----------

Net income                                                 4,803        2,130         4,044
Preferred stock dividends                                    207          193           257
                                                      ----------   ----------    ----------

Net income for common stockholders                    $    4,596   $    1,937    $    3,787
                                                      ==========   ==========    ==========
Basic earnings per common share                       $     1.14   $     0.48    $     0.95
                                                      ==========   ==========    ==========
Diluted earnings per common share                     $     1.12   $     0.48    $     0.94
                                                      ==========   ==========    ==========
Dividends per share                                   $     0.40   $     0.36    $     0.31
                                                      ==========   ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003, and 2002 (In Thousands, Except Share Data)

--------------------------------------------------------------------------------

                                                                                                Unearned
                                Series A                                         Accumulated  Compensation
                               Convertible                                          Other        Under
                                Preferred     Common                  Retained   Comprehensive   Stock       Treasury
                                  Stock       Stock      Surplus      Earnings      Income    Option Plans     Stock        Total
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance
  January 1, 2002               $      500  $    4,569  $   21,841   $   40,560   $    1,536   $      (68)  $   (5,124)  $   63,814

   Common stock dividends               --          --          --       (1,234)          --           --           --       (1,234)
   Preferred stock dividends            --          --          --         (257)          --           --           --         (257)
   Exercise of stock options
     (1,890 shares)                     --           2          15           --           --           --           --           17
   Amortization of un-
     earned compensation
     under stock option plans           --          --          --           --           --           45           --           45
Comprehensive income
   Net income                           --          --          --        4,044           --           --           --        4,044
   Net increase in fair value
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments               --          --          --           --        1,635           --           --        1,635
                                                                                                                         ----------
     Total comprehensive
       income                                                                                                                 5,679
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2002                    500       4,571      21,856       43,113        3,171          (23)      (5,124)      68,064

   Common stock dividends               --          --          --       (1,441)          --           --           --       (1,441)
   Preferred stock dividends            --          --          --         (193)          --           --           --         (193)
   Exercise of stock options
     (56,404 shares)                    --          57         628           --           --           --           --          685
   Amortization of un-
     earned compensation
     under stock option plans           --          --          --           --           --           21           --           21
    Purchase of 10,500 shares
     of treasury stock                  --          --          --           --           --           --         (189)        (189)
Comprehensive income
   Net income                           --          --          --        2,130           --                        --        2,130
   Net decrease in fair value-
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments               --          --          --           --       (1,030)          --           --       (1,030)
                                                                                                                         ----------
     Total comprehensive
       income                                                                                                                 1,100
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2003                    500       4,628      22,484       43,609        2,141           (2)      (5,313)      68,047

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003, and 2002 (In Thousands, Except Share Data)

--------------------------------------------------------------------------------

                                                                                                Unearned
                                  Series A                                        Accumulated Compensation
                                 Convertible                                        Other         Under
                                 Preferred     Common                 Retained   Comprehensive    Stock      Treasury
                                   Stock       Stock       Surplus    Earnings      Income    Option Plans    Stock         Total
                                 ----------  ----------  ----------  ----------   ----------   ----------   ----------   ----------
Balance,
  December 31, 2003              $      500  $    4,628  $   22,484  $   43,609   $    2,141   $       (2)  $   (5,313)  $   68,047

   Common stock dividends                --          --          --      (1,613)          --           --           --       (1,613)
   Preferred stock dividends             --          --          --        (207)          --           --           --         (207)
   Exercise of stock options
     (13,294 shares)                     --          13         148          --           --           --           --          161
   Amortization of un-
     earned compensation
     under stock option plans            --          --          --          --           --            2           --            2
   Purchase of 8,000 shares
     of treasury stock                   --          --          --          --           --           --         (156)        (156)
Comprehensive income
   Net income                            --          --          --       4,803           --           --           --        4,803
   Net decrease in fair value-
     of securities classified as
     available-for-sale, net of
     income taxes and reclassi-
     fication adjustments                --          --          --          --         (790)          --           --         (790)
                                                                                                                         ----------
     Total comprehensive
       income                                                                                                                 4,013
                                 ----------  ----------  ----------  ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2004              $      500  $    4,641  $   22,632  $   46,592   $    1,351   $       --   $   (5,469)  $   70,247
                                 ==========  ==========  ==========  ==========   ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003, and 2002 (In Thousands)

                                                                 2004          2003          2002
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                               $    4,803    $    2,130    $    4,044
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                               2,455         1,685         1,501
       Amortization of intangible assets                            337           247           245
       Amortization of mortgage servicing rights                    722         1,732           955
       Amortization of unearned compensation under
         stock option plans                                           2            21            45
       Amortization of bond premiums, net                         1,739         1,719         1,437
       Federal Home Loan Bank stock dividend                       (350)         (325)         (196)
       Provision for loan losses                                  1,924         8,236         3,574
       Provision for deferred income taxes                          464          (616)           73
       Securities gains, net                                       (123)         (281)         (407)
       Gain on sale of assets, net                               (4,263)           --            --
       Gain (Loss) on sale of real estate acquired in
         settlement of loans                                        (44)          168           376
       Gain on sale of loans                                     (1,877)       (4,727)       (2,909)
       Proceeds from sale of loans held for sale                 86,828       205,272       157,815
       Origination of loans held for sale                       (83,273)     (196,907)     (157,303)
       Change in assets and liabilities
          (Increase) decrease in other assets                      (140)       (3,778)         (442)
          Increase (decrease) in other liabilities                  606          (730)         (827)
                                                             ----------    ----------    ----------
              Net cash provided by operating activities           9,810        13,846         7,981

Cash flows from investing activities
    Securities available for sale
       Proceeds from maturities and paydowns                    104,192        64,500        76,218
       Proceeds from sales                                       19,584        72,398        19,640
       Purchases                                                (66,070)     (164,690)     (134,977)
    Net decrease  in loans                                       11,745        (3,106)       18,268
    Purchase of premises and equipment                           (2,197)       (4,186)       (3,105)
    Purchase of bank-owned life insurance, net                       --            73       (11,462)
    Proceeds from sale of real estate acquired in
      settlement of loans                                           470         1,372         2,401
    Sale of branches                                            (50,835)
    Acquisition of insurance agency, net of debt assumed                         (150)           --
                                                             ----------    ----------    ----------
       Net cash provided by (used in) investing activities       16,889       (33,789)      (33,017)

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003, and 2002 (In Thousands)

                                                                 2004          2003          2002
----------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net increase (decrease) in deposits                      $  (24,419)   $   (3,926)   $   29,814
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase         11,189        (2,055)          959
    Net increase (decrease) in advances from the
      Federal Home Loan Bank                                    (10,550)       10,700         9,000
    Payments on notes payable                                    (1,000)         (550)       (1,000)
    Proceeds from notes payable                                     500           148            --
    Dividends on common stock                                    (1,613)       (1,441)       (1,234)
    Dividends on preferred stock                                   (207)         (193)         (257)
    Proceeds from exercise of stock options                         161           685            17
    Purchase of treasury stock                                     (156)         (189)           --
                                                             ----------    ----------    ----------
       Net cash provided by (used in) financing activities      (26,095)        3,179        37,299
                                                             ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                604       (16,764)       12,263

Cash and cash equivalents
    Beginning of year                                            22,198        38,962        26,699
                                                             ----------    ----------    ----------

    End of year                                              $   22,802    $   22,198    $   38,962
                                                             ==========    ==========    ==========

Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                              $   13,219    $   16,453    $   21,205
       Income taxes                                                 346         1,850           474
    Transfers from loans to other real estate owned                 619           210         2,449


See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

UnionBancorp, Inc. ("the Company") is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of banking services to individual and corporate customers located in the north central and west central areas of Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary UnionBank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation
---------------------

The consolidated financial statements include the accounts of the Company and UnionBank. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with U.
S. generally accepted accounting principles and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with UnionBank, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows
----------

Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Loan disbursements and collections, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, Bank owned life insurance and transactions in deposit accounts are reported, net.

Securities
----------

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income. Securities such as Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3)


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest income is reported net of amortization of premiums and accretion of discounts. Gains or losses from the sale of securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Derivatives
-----------

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedge transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. At December 31, 2004 and 2003, the Company had no material derivative instruments.

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

Loans
-----

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Company-owned life insurance
----------------------------

The Company has invested in company-owned life insurance policies, for which the Company is also the beneficiary, on certain members of management. Company-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an aggregate face value of $37.0 million and $36.4 million with an approximate cash surrender value of $15.0 million and $14.4 million at December 31, 2004 and 2003, respectively.

Goodwill and other intangible assets
------------------------------------

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and insurance company acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which is ten years.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings per share
------------------

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share assumes the issuance of any dilutive potential common shares under stock options and Series A convertible preferred shares using the treasury stock method.

Stock compensation
------------------

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                                         2004         2003         2002
                                                      ----------   ----------   ----------
     Net income as reported for common stockholders   $    4,596   $    1,937   $    3,787
     Deduct:  stock-based compensation expense
       determined under fair value based method               96           95          131
                                                      ----------   ----------   ----------

     Pro forma net income                             $    4,500   $    1,842   $    3,656
                                                      ==========   ==========   ==========


     Basic earnings per common share as reported      $     1.14   $     0.48   $     0.95
     Pro forma basic earnings per common share              1.12         0.46         0.92

     Diluted earnings per common share as reported          1.12         0.48         0.94
     Pro forma diluted earnings per common share            1.09         0.45         0.91

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                               2004        2003        2002
                                             --------    --------    --------

     Fair value                              $   4.74    $   4.93    $   3.92
     Risk-free interest rate                     3.32%       2.27%       3.72%
     Expected option life                           5           5           6
     Expected stock price volatility            24.58%      26.04%      26.99%
     Dividend yield                              1.90%       1.65%       2.03%


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

The Company has the following classes of preferred stock issued or authorized:

     Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2004 and 2003. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,140 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

     Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2004 and 2003. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

     The Company adopted FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities, during the fourth quarter of 2004.

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

     Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2004 and 2003. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) and will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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

Adoption of new accounting standards
------------------------------------

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect of the results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $36,000 during the balance of 2005, $45,000 in 2006, $24,000 in 2007, and $12,000 in 2008. There
will be no significant effect on financial position as total equity will not change.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in the significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchange of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-1 clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-1. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-1.

SOP 03-3 requires that valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

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

On September 10, 2004, the Company completed the sale of five branch offices located in western Illinois. Per the terms of the agreement announced on May 24, 2004, First Bankers Trust Company of Quincy, Illinois acquired the physical assets, $88,600 in deposits, and $40,226 of the net loan portfolio of UnionBank's Quincy, Macomb, Paloma, Carthage and Rushville, Illinois offices. This transaction effectively exited UnionBank from the western Illinois marketplace. The sales price was approximately $4.4 million. The Company also allocated $679 of goodwill to the sale of these branches as well as amortized the remaining core deposit intangible assigned to the deposits sold of $192. At the date of sale the branch had the following assets and liabilities:

     Cash and cash equivalents                             $       675
     Loans                                                      40,226
     Premises and equipment                                      2,495
     Other assets                                                  235
     Deposits                                                  (88,600)
     Other liabilities                                            (296)


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 2.  Business Acquisitions and Divestitures (Continued)

On October 20, 2004, the Company completed the merger of UnionFinancial Services & Trust Company into UnionBank. UnionFinancial was a stand-alone financial services company that offers a full line of insurance, brokerage trust and asset management services.

Note 3.  Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                            Gross           Gross
                                                             Fair         Unrealized      Unrealized
                                                             Value          Gains           Losses
                                                          ------------   ------------    ------------
Available-for-sale
     December 31, 2004
         U.S. government agencies                         $     20,924   $        144    $        (26)
         States and political subdivisions                      24,647            879              (6)
         U.S. government agency mortgage-backed
           securities                                          117,500          1,205            (318)
         Collateralized mortgage obligations                     2,486             --             (26)
         Equity securities                                      17,865             39              (9)
         Corporate                                               8,239            323              --
                                                          ------------   ------------    ------------

                                                          $    191,661   $      2,590    $       (385)
                                                          ============   ============    ============

Available-for-sale
     December 31, 2003
         U.S. government agencies                         $     30,270   $        403    $         --
         States and political subdivisions                      29,723          1,473             (42)
         U.S. government agency mortgage-backed
           securities                                          158,305          1,392            (398)
         Collateralized mortgage obligations                     5,972             65             (40)
         Equity securities                                      17,380             23              --
         Corporate                                              10,598            620              --
                                                          ------------   ------------    ------------

                                                          $    252,248   $      3,976    $       (480)
                                                          ============   ============    ============

At December 31, 2004, approximately 35% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.


Sales of securities available-for-sale were as follows:

                                                Years Ended December 31,
                                         -------------------------------------
                                            2004          2003         2002
                                         ----------    ----------   ----------

     Proceeds                            $   19,584    $   72,398   $   19,640
     Realized gains                             166           281          409
     Realized losses                            (43)           --           (2)


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

The fair value of securities classified as available-for-sale at December 31, 2004, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value
----------

     Due in one year or less                                        $     16,695
     Due after one year through five years                                34,526
     Due after five years through ten years                                2,589
     U.S. government agency mortgage-backed securities                   117,500
     Collateralized mortgage obligations                                   2,486
     Equity securities                                                    17,865
                                                                    ------------

                                                                    $    191,661
                                                                    ============

As of December 31, 2004, the Company held callable securities carried at a fair value of $111,446. The amortized cost of these securities was $110,619 as of December 31, 2004.

Securities with carrying values of approximately $151,000 and $179,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and it agencies of U.S. Government Sponsored entities, in an amount greater than 10% of stockholder's equity.

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

                                   Less than 12 Months         12 Months or More                Total
                                 -----------------------    -----------------------    -----------------------
                                   Fair       Unrealized      Fair       Unrealized      Fair       Unrealized
Description of Securities          Value         Loss         Value        Loss          Value         Loss
-------------------------        ----------   ----------    ----------   ----------    ----------   ----------
State and political
  subdivisions                   $      593   $      (20)   $      875   $      (22)   $    1,468   $      (42)
U.S. government agency
  mortgage-backed securities         54,700         (377)        3,476          (21)       58,176         (398)
Collateralized mortgage
  obligations and other equity
  securities                          3,835          (40)          103           --         3,938          (40)
                                 ----------   ----------    ----------   ----------    ----------   ----------
Total temporarily impaired       $   59,128   $     (437)   $    4,454   $      (43)   $   63,582   $     (480)
                                 ==========   ==========    ==========   ==========    ==========   ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

Securities with unrealized losses at year-end 2004 not recognized in income are as follows:

                                   Less than 12 Months         12 Months or More                Total
                                 -----------------------    -----------------------    -----------------------
                                   Fair       Unrealized      Fair       Unrealized      Fair       Unrealized
Description of Securities          Value         Loss         Value         Loss         Value         Loss
-------------------------        ----------   ----------    ----------   ----------    ----------   ----------
State and political
  subdivisions                   $      900   $       (1)   $      563   $       (5)   $    1,463   $       (6)
U.S. government agency
  mortgage-backed securities         36,430         (288)       11,297          (56)       47,727         (344)
Collateralized mortgage
  obligations and other equity
  securities                          3,963          (10)        2,074          (25)        6,037          (35)
                                 ----------   ----------    ----------   ----------    ----------   ----------

Total temporarily impaired       $   41,293   $     (299)   $   13,934   $      (86)   $   55,227   $     (385)
                                 ==========   ==========    ==========   ==========    ==========   ==========

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The unrealized losses on all securities have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates.

Note 4.  Loans

The major classifications of loans follow:
                                                             December 31,
                                                    ----------------------------
                                                        2004             2003
                                                    ------------    ------------

     Commercial                                     $    120,659    $    139,533
     Commercial real estate                              129,597         134,985
     Real estate                                         145,307         158,002
     Real estate loans held for sale                       1,742           3,927
     Installment                                          21,502          37,415
     Other                                                   468           2,950
                                                    ------------    ------------

                                                    $    419,275    $    476,812
                                                    ============    ============


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans (Continued)

An analysis of activity in the allowance for loan losses follows:

                                                 Years Ended December 31,
                                         --------------------------------------
                                            2004          2003           2002
                                         ----------    ----------    ----------

     Balance at beginning of year        $    9,011    $    6,450    $    6,295
         Provision for loan losses            1,924         8,236         3,574
         Reduction due to sale of loans        (174)           --            --
         Recoveries                           1,435           554           459
         Loans charged off                   (2,464)       (6,229)       (3,878)
                                         ----------    ----------    ----------

     Balance at end of year              $    9,732    $    9,011    $    6,450
                                         ==========    ==========    ==========


The following table presents data on impaired loans:

                                                                             December 31,
                                                                 ------------------------------------
                                                                    2004         2003         2002
                                                                 ----------   ----------   ----------
     Year-end impaired loans for which an allowance
       has been provided                                         $   10,950   $   10,212   $    7,925
     Year-end impaired loans for which no allowance
       has been provided                                                818        2,682           --
                                                                 ----------   ----------   ----------

     Total loans determined to be impaired                       $   11,768   $   12,894   $    7,925
                                                                 ==========   ==========   ==========

     Allowance for loan loss for impaired loans included
       in the allowance for loan losses                          $    3,113   $    3,386   $    1,811
                                                                 ==========   ==========   ==========
     Average recorded investment in impaired loans               $   12,100   $   11,039   $    8,651
                                                                 ==========   ==========   ==========
     Interest income recognized from impaired loans              $      553   $      694   $      228
                                                                 ==========   ==========   ==========
     Cash basis interest income recognized from impaired loans   $       24   $      138   $      120
                                                                 ==========   ==========   ==========

The Company has approximately $553 and $328 of loans past due 90 days and still accruing interest at December 31, 2004 and 2003.

The Company and its subsidiary conducts most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central and west central Illinois. The Banks' loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $59,215 and $70,858 as of December 31, 2004 and 2003, respectively.

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). Changes in such loans during the year ended December 31, 2004 follow:


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loan (Continued)

     Balance at December 31, 2003                               $   24,284
          New loans, extensions, and modifications                  27,290
          Repayments                                               (25,674)
          Change in classification                                  (2,211)
                                                                ----------

     Balance at December 31, 2004                               $   23,689
                                                                ==========

Note 5.  Loan Servicing

The following summarizes the secondary mortgage market activities:

                                                   Years Ended December 31,
                                            ------------------------------------
                                               2004         2003         2002
                                            ----------   ----------   ----------

     Proceeds from sales of mortgage loans  $   86,828   $  205,272   $  157,815
                                            ==========   ==========   ==========

     Gain on sales of mortgage loans        $    1,877   $    4,727   $    2,909
                                            ==========   ==========   ==========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:
                                                            December 31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------

         Federal Home Loan Mortgage Corporation       $    2,586   $    3,783
         Federal National Mortgage Association           313,241      302,774
         Small Business Administration                     1,576        3,504
         Other                                             8,649        9,084
                                                      ----------   ----------

                                                      $  326,052   $  319,145
                                                      ==========   ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,608 and $1,477 at December 31, 2004 and 2003, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

                                                   Years Ended December 31,
                                            --------------------------------------
                                               2004          2003          2002
                                            ----------    ----------    ----------
     Balance at beginning of year           $    2,775    $    2,640    $    2,102
     Originated mortgage servicing rights          719         1,867         1,493
     Amortization                                 (722)       (1,732)         (955)
                                            ----------    ----------    ----------

     Balance at end of year                 $    2,772    $    2,775    $    2,640
                                            ==========    ==========    ==========

The fair value of capitalized mortgage servicing rights was $2.7 million at year end 2004 and 2003. Fair value was determined using discount rates ranging from 8.5% to 18.5%, prepayment speeds ranging from 21% to 22%, depending on the stratification of the specific right.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Loan Servicing (Continued)

Estimated amortization expense for each of the next five years:

                  2005                                $720
                  2006                                $715
                  2007                                $710
                  2008                                $705
                  2009                                $700

Loans held for sale, which are included in real estate loans, are summarized as follows:
                                                              December 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------

     Secured by one-to-four-family residences           $    1,742   $    3,529
     Small Business Administration loans                         0          398
                                                        ----------   ----------

                                                        $    1,742   $    3,927
                                                        ==========   ==========

Note 6.  Premises and Equipment

Premises and equipment consisted of:
                                                            December 31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------

          Land                                        $    3,069   $    2,425
          Buildings                                       11,290       15,727
          Furniture and equipment                         16,288       16,105
          Construction in process                            248           --
                                                      ----------   ----------
                                                          30,895       34,257
          Less accumulated depreciation                   17,432       17,681
                                                      ----------   ----------

                                                      $   13,463   $   16,576
                                                      ==========   ==========
     Note 7.  Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill during the year is as follows:

                                                      2004          2003
                                                   ----------    ----------

     Beginning of year                             $    7,642    $    7,642

     Amount allocated to branch sales                    (679)           --
                                                   ----------    ----------

     End of year                                   $    6,963    $    7,642
                                                   ==========    ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 7.  Goodwill and Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

                                                              2004                          2003
                                                   ---------------------------   ---------------------------
                                                      Gross                         Gross
                                                     Carrying     Accumulated      Carrying     Accumulated
                                                      Amount      Amortization      Amount      Amortization
                                                   ------------   ------------   ------------   ------------
     Amortized intangible assets:
         Core deposit intangibles                  $      1,089   $        911   $      2,106   $      1,532
         Other customer relationship intangibles            745            220            745             87
                                                   ------------   ------------   ------------   ------------

              Total                                $      1,834   $      1,131   $      2,851   $      1,619
                                                   ============   ============   ============   ============

Aggregate amortization expense was $280, $247, and $245 for 2004, 2003, and 2002.

Estimated amortization expense for subsequent years:

                       2005                            $     174
                       2006                                  126
                       2007                                   60
                       2008                                   60
                       2009                                   60
                       Thereafter                            222

Note 8.  Deposits

Deposit account balances by type are summarized as follows:

                                                          December 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------

     Non-interest-bearing demand deposits           $   55,800   $   89,424
     Savings, NOW, and money market accounts           179,740      203,536
     Time deposits of $100 or more                     134,149      163,252
     Other time deposits                               142,788      181,820
                                                    ----------   ----------

                                                    $  512,477   $  638,032
                                                    ==========   ==========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 8.  Deposits (Continued)

At December 31, 2004, the scheduled maturities of time deposits are as follows:

                    Year                                        Amount
                    ----                                     ------------

                    2005                                     $    162,077
                    2006                                           59,218
                    2007                                           27,578
                    2008                                           15,144
                    2009                                            9,777
                    Thereafter                                      3,143
                                                             ------------

                                                             $    276,937
                                                             ============

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                          December 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------

     3 months or less                               $   36,318   $   68,381
     Over 3 months through 6 months                     17,065       38,155
     Over 6 months through 12 months                    38,247       26,160
     Over 12 months                                     42,519       30,556
                                                    ----------   ----------

                                                    $  134,149   $  163,252
                                                    ==========   ==========

Note 9.  Borrowed Funds

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

A summary of short-term borrowings follows:
                                                               December 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

     Federal funds purchased                             $   11,700   $       --
     Securities sold under agreements to repurchase           1,022        1,533
                                                         ----------   ----------

                                                         $   12,722   $    1,533
                                                         ==========   ==========

Federal funds purchased and securities sold under agreement to repurchase generally mature within one day to five years from the transaction date.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9.  Borrowed Funds (Continued)

At December 31, 2004, $15.0 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $51.4 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent) and securities carried at $41,091. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2004 are as follows:

                                                     Average
     Year                                         Interest Rate       Amount
     ----                                         -------------    -----------

     2005                                              4.13%       $    16,900
     2006                                              5.03              8,300
     2007                                              3.29             10,200
     2008                                              2.96             13,300
     2009                                              3.78              5,000
     Thereafter                                        4.67              8,200
                                                                   -----------

                                                       3.91        $    61,900
                                                                   ===========

Notes payable consisted of the following at December 31, 2004 and 2003:

                                                             2004         2003
                                                          ---------    ---------

     Line of credit loan ($2,500) from LaSalle National
     Bank; interest due quarterly at the higher of (1)
     180-day LIBOR plus 1.75% or (2) 4%; $500 payment
     due April; 1, 2005 and balance due on October 1,
     2005; secured by 100% of the stock of UnionBank.     $   2,000    $   3,000

     Revolving credit loan ($10,000) from LaSalle
     National Bank; interest due quarterly at the
     higher of (1) 180-day LIBOR plus 1.75% or (2) 4%;
     balance due on October 1, 2005; secured by 100% of
     the stock of UnionBank.                                  4,275        4,275

     Three promissory notes to individuals related to
     the purchase of the Howard Marshall Agency. The
     original amounts of the notes were $376, $45, and
     $29. These notes were all entered into on November
     1, 2003 and all carry an interest rate of 5%. The
     notes require monthly installment payments of
     principal and interest.                                    354          598
                                                          ---------    ---------

                                                          $   6,629    $   7,873
                                                          =========    =========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9.  Borrowed Funds (Continued)

The note payable agreements with LaSalle National Bank contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, changes in capital structure, and guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with all covenants for the year ended December 31, 2004.

Information concerning borrowed funds is as follows:

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                            2004            2003          2002
                                                         ----------      ----------    ----------
Federal Funds Purchased
       Maximum month-end balance during the year         $   11,700      $    6,600    $   10,000
       Average balance during the year                        1,935           2,155           904
       Weighted average interest rate for the year             1.71%           0.95%         2.00%
       Weighted average interest rate at year end              1.71%            N/A           N/A

Securities Sold Under Agreements to Repurchase
       Maximum month-end balance during the year         $   15,210      $   17,355    $    4,680
       Average balance during the year                        3,164           4,621         4,126
       Weighted average interest rate for the year             2.04%           2.19%         2.62%
       Weighted average interest rate at year end              3.59%           1.52%         2.20%

Advances from the Federal Home Loan Bank
       Maximum month-end balance during the year         $   74,700      $   77,450    $   62,100
       Average balance during the year                       70,359          70,018        51,938
       Weighted average interest rate for the year             4.10%           4.28%         4.87%
       Weighted average interest rate at year end              4.03%           4.21%         4.43%

Notes Payable
       Maximum month-end balance during the year         $    7,882      $    8,275    $    9,275
       Average balance during the year                        7,347           7,898         9,023
       Weighted average interest rate for the year             4.18%           4.06%         3.80%
       Weighted average interest rate at year end              3.33%           3.46%         4.00%


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10.  Income Taxes

Income taxes consisted of:
                                          Years Ended December 31,
                                  --------------------------------------
                                     2004          2003          2002
                                  ----------    ----------    ----------
       Federal
           Current                $    1,243    $      419    $      969
           Deferred                      438          (535)           52
                                  ----------    ----------    ----------
                                       1,681          (116)        1,021
       State
           Current                       349            68            92
           Deferred                       26           (81)           21
                                  ----------    ----------    ----------
                                         375           (13)          113
                                  ----------    ----------    ----------

                                  $    2,056    $     (129)   $    1,134
                                  ==========    ==========    ==========

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                                     Years Ended December 31,
                                                             --------------------------------------
                                                                2004          2003          2002
                                                             ----------    ----------    ----------
     Expected income taxes                                   $    2,332    $      680    $    1,761
     Income tax effect of
         Interest earned on tax-free investments and loans         (471)         (577)         (635)
         Nondeductible interest expense incurred to
           carry tax-free investments and loans                      37            48            68
         Nondeductible amortization                                 117            --            --
         State income taxes, net of federal tax benefit             241           (14)           78
         Increase in CSV of officers' life insurance               (195)         (223)          (55)
         Other                                                       (5)          (43)          (83)
                                                             ----------    ----------    ----------

                                                             $    2,056    $     (129)   $    1,134
                                                             ==========    ==========    ==========

The significant components of deferred income tax assets and liabilities consisted of:

                                                          December 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------
     Deferred tax assets
         Allowance for loan losses                  $    3,781   $    3,445
         Deferred compensation, other                      131          368
         Deferred tax credits                               --          210
                                                    ----------   ----------
              Total deferred tax assets                  3,912        4,023


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10.  Income Taxes (Continued)

                                                                    December 31,
                                                             ------------------------
                                                                2004          2003
                                                             ----------    ----------
     Deferred tax liabilities
         Depreciation                                        $     (602)   $     (750)
         Basis adjustments arising from acquisitions             (1,174)         (744)
         Mortgage servicing rights                               (1,076)       (1,017)
         Securities available-for-sale                             (854)       (1,355)
         Federal Home Loan Bank dividend received in stock         (416)         (315)
         Other                                                     (378)         (467)
                                                             ----------    ----------
              Total deferred tax liabilities                     (4,500)       (4,648)
                                                             ----------    ----------

                  Net deferred tax liabilities               $     (588)   $     (625)
                                                             ==========    ==========

Note 11.  Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. As of December 31, 2004, the Plan owned 463,481 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $269, $262, and $385 for the years ended December 31, 2004, 2003, and 2002.

Effective January 1, 1999, the Company established a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $339, $344, and $301 for the years ended December 31, 2004, 2003, and 2002.

Note 12.  Stock Option Plans

In April 1993, the Company adopted the UnionBancorp 1993 Stock Option Plan ("the 1993 Option Plan). Under the 1993 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 1993 Option Plan's administrative committee. Pursuant to the 1993 Option Plan, 600,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 1993 Option Plan. The options have an exercise period of ten years from the date of grant. The 1993 Stock Option Plan was terminated on April 12, 2003.

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

A summary of the status of the option plans as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below.

                                                 2004                       2003                       2002
                                       ------------------------   ------------------------   ------------------------
                                                      Weighted-                  Weighted-                  Weighted-
                                                      Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                         Shares        Price        Shares        Price        Shares        Price
                                       ----------    ----------   ----------    ----------   ----------    ----------
     Outstanding at beginning
       of year                            304,648    $    13.41      362,519    $    12.66      270,735    $    11.78
     Granted                               20,000         21.75       20,000         23.29      106,824         14.59
     Exercised                            (13,294)         9.12      (56,404)        10.54       (1,890)         8.64
     Forfeited                            (10,923)        15.58      (21,467)        14.19      (13,150)        16.36
                                       ----------    ----------   ----------    ----------   ----------    ----------

     Outstanding at end of year           300,431         14.08      304,648         13.41      362,519         12.66
                                       ==========                 ==========                 ==========

     Options exercisable at year end      200,152    $    12.75      181,556    $    11.90      198,135    $    10.55
                                       ==========    ==========   ==========    ==========   ==========    ==========
     Weighted-average fair
       value of options granted
       during the year                               $     4.74                 $     4.93                 $     3.92
                                                     ==========                 ==========                 ==========

Options outstanding at year-end 2004 were as follows:

                                            Outstanding                     Exercisable
                                   ------------------------------    ------------------------
                                                       Weighted
                                                        Average                      Weighted
                                                       Remaining                     Average
        Range of                                      Contractual                    Exercise
     Exercise Prices                  Number             Life          Number         Price
     ---------------               ------------       -----------    -----------    ---------
   $  6.25  - $  9.75                    47,990         1.4 years         45,470    $    8.18
     11.25  -   13.00                    73,518         5.4 years         55,865        11.62
     13.88  -   18.50                   138,923         5.9 years         94,817        15.16
     21.75  -   23.29                    40,000         9.5 years          4,000        23.29
                                   ------------       -----------    -----------    ---------

                                        300,431         5.5 years        200,152    $   12.75
                                   ============       ===========    ===========    =========


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 12.  Stock Option Plans (Continued)

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. The compensation cost charged to income for nonqualified stock option grants was $2, $21, and $45 for the years ended December 31, 2004, 2003, and 2002.

Note 13.  Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 40,000 shares and 20,000 shares of common stock were outstanding at December 31, 2004 and December 31, 2003 respectively but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

                                                           2004       2003       2002
                                                         --------   --------   --------
     Basic earnings per share
        Net income available to common stockholders      $  4,596   $  1,937   $  3,787
                                                         ========   ========   ========

        Weighted average common shares outstanding          4,034      4,000      3,980
                                                         ========   ========   ========

           Basic earnings per share                      $   1.14   $   0.48   $   0.95
                                                         ========   ========   ========

        Weighted average common shares outstanding          4,034      4,000      3,980
        Add dilutive effect of assumed exercised stock
          options                                              76         69         48
                                                         --------   --------   --------

        Weighted average common and dilutive
          potential shares outstanding                      4,110      4,069      4,028
                                                         ========   ========   ========

           Diluted earnings per share                    $   1.12   $   0.48   $   0.94
                                                         ========   ========   ========

Note 14.  Regulatory Matters

The Company and UnionBank are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and UnionBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Upon receiving regulatory approval, the Company merged UnionBank and UnionBank/Central in March of 2003, UnionBank and UnionBank/West and UnionBank/Northwest in March of 2004 and UnionBank and UnionFinancial Services & Trust Company in October of 2004.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and UnionBank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004, that the Company and UnionBank meets all of the capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the corresponding regulatory agency categorized UnionBank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, UnionBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed UnionBank's categories.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    To Be Adequately            Prompt Corrective
                                               Actual                  Capitalized              Action Provisions
                                      ----------------------------------------------------------------------------
                                        Amount       Ratio          Amount       Ratio         Amount       Ratio
                                      ----------------------------------------------------------------------------
As of December 31, 2004
    Total capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   69,414     14.3%       $   38,826       8.0%       $   48,533     10.0%
       UnionBank                          77,523     16.0            38,854       8.0            48,567     10.0
    Tier I capital (to risk-
      weighted assets)
       UnionBancorp, Inc.             $   63,347     13.0            19,413       4.0            29,120      6.0
       UnionBank                          71,452     14.7            19,427       4.0            29,140      6.0

    Tier I leverage ratio (to
      average assets)
       UnionBancorp, Inc.             $   63,347      9.5            26,560       4.0            33,200      5.0
       UnionBank                          71,452     10.7            26,646       4.0            33,307      5.0

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

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    To Be Adequately            Prompt Corrective
                                               Actual                  Capitalized              Action Provisions
                                      ----------------------------------------------------------------------------
                                         Amount      Ratio          Amount       Ratio          Amount      Ratio
                                      ----------------------------------------------------------------------------
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

The Company's ability to pay dividends is dependent on the subsidiary banks, which are restricted by various laws and regulations. These regulations pose no practical restrictions to paying dividends at historical levels. At December 31, 2004, UnionBank had $5.4 million of retained earnings available for dividends under these regulations.

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 15.  Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows:

                                                                          December 31,
                                                 -------------------------------------------------------------
                                                              2004                            2003
                                                 ----------------------------     ----------------------------
                                                   Carrying          Fair           Carrying          Fair
                                                    Amount           Value           Amount           Value
                                                 ------------    ------------     ------------    ------------
     Financial assets
         Cash and cash equivalents               $     22,802    $     22,802     $     22,198    $     22,198
         Securities                                   191,661         191,661          252,248         252,248
         Loans                                        409,543         412,728          467,801         470,055
         Accrued interest receivable                    4,151           4,151            5,440           5,440
     Financial liabilities
         Deposits                                     512,477         502,805          638,032         638,794
         Federal funds purchased and
           securities sold under
           agreements to repurchase                    12,722          12,722            1,533           1,533
         Advances from the Federal
           Home Loan Bank                              61,900          61,669           72,450          74,032
         Series B mandatorily redeemable
           preferred stock                                831             831              831             831
         Notes payable                                  6,629           6,629            7,873           7,873
         Accrued interest payable                       2,474           2,474            2,443           2,443

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

UnionBank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.


(Continued)
                                      73.

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 16.  Commitments, Contingencies, and Credit Risk (Continued)

UnionBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. UnionBank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

                                 Standby                                                      Range of Rates
                                 Letters     Variable Rate     Fixed Rate         Total       on Fixed Rate
                                of Credit     Commitments      Commitments     Commitments     Commitments
                               ----------     -----------      -----------     -----------    -------------
  Commitments to extend
    credit and standby
    letters of credit
      December 31, 2004        $   4,331       $  64,787       $   25,228      $    94,346    2.25% - 18.00%
      December 31, 2003        $   3,752       $  67,624       $   28,793      $   100,169    3.00% - 12.50%

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, UnionBank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.

Standby letters of credit are conditional commitments issued by UnionBank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The standby letters of credit are unsecured.

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

Note 17.  Condensed Financial Information - Parent Company Only

The primary source of funds for the Company is dividends from its subsidiaries. By regulation, UnionBank is prohibited from paying dividends that would reduce regulatory capital below a specific percentage of assets without regulatory approval. As a practical matter, dividend payments are restricted to maintain prudent capital levels.


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 17.  Condensed Financial Information - Parent Company Only (Continued)

Condensed financial information for UnionBancorp, Inc. follows:

Balance Sheets (Parent Company Only)
                                                               December 31,
                                                        ------------------------
ASSETS                                                     2004          2003
                                                        ----------    ----------

Cash and cash equivalents                               $      463    $      928
Investment in subsidiaries                                  78,352        75,507
Other assets                                                   100         1,250
                                                        ----------    ----------

                                                        $   78,915    $   77,685
                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                December 31,
                                                         -----------------------
Liabilities                                                 2004         2003
                                                         ----------   ----------

Notes payable                                            $    6,275   $    7,275
Mandatory redeemable preferred stock                            831          831
Other liabilities                                             1,562        1,532
                                                         ----------   ----------
                                                              8,668        9,638

Stockholders' equity                                         70,247       68,047
                                                         ----------   ----------

                                                         $   78,915   $   77,685
                                                         ==========   ==========

Income Statements (Parent Company Only)

                                                                Years Ended December 31,
                                                        --------------------------------------
                                                           2004          2003          2002
                                                        ----------    ----------    ----------
     Dividends from subsidiaries                        $    3,395    $    4,358    $    3,842
     Other income                                            1,206         2,120         2,037
     Interest expense                                          334           382           347
     Other expenses                                          3,442         5,417         5,435
     Income tax benefit                                     (1,077)       (1,462)       (1,455)
     Equity in undistributed earnings of subsidiaries        2,901           (11)        2,492
                                                        ----------    ----------    ----------

     Net income                                              4,803         2,130         4,044

     Less dividends on preferred stock                         207           193           257
                                                        ----------    ----------    ----------

     Net income on common stock                         $    4,596    $    1,937    $    3,787
                                                        ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 17.  Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

                                                                  Years Ended December 31,
                                                          --------------------------------------
                                                             2004          2003          2002
                                                          ----------    ----------    ----------
Cash flows from operating activities
     Net income                                           $    4,803    $    2,130    $    4,044
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                            186           264           345
         Undistributed earnings of subsidiaries               (2,901)           11        (2,492)
         Amortization of deferred compensation -
           stock options                                           2            21            45
         Decrease (increase) in other assets                     514          (161)          137
         Increase in other liabilities                           196           472           140
                                                          ----------    ----------    ----------
              Net cash provided by operating activities        2,800         2,737         2,219

Cash flows from investing activities
     Purchases of premises and equipment                         223            70            27
     Investment in subsidiaries                                 (673)           --            --
                                                          ----------    ----------    ----------
         Net cash provided by financing activities              (450)           70            27

Cash flows from financing activities
     Net decrease in notes payable                        $   (1,000)   $   (1,000)   $   (1,000)
     Dividend paid on common stock                            (1,613)       (1,441)       (1,234)
     Dividends paid on preferred stock                          (207)         (193)         (257)
     Proceeds from exercise of stock options                     161           685            17
     Purchase of treasury stock                                 (156)         (189)           --
                                                          ----------    ----------    ----------
         Net cash used in financing activities                (2,815)       (2,138)       (2,474)
                                                          ----------    ----------    ----------

     Net increase (decrease) in cash and
       cash equivalents                                         (465)          669          (228)

Cash and cash equivalents
     Beginning of year                                           928           259           487
                                                          ----------    ----------    ----------

     End of year                                          $      463    $      928    $      259
                                                          ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 18.  Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

                                                       Years Ended December 31,
                                               --------------------------------------
                                                  2004          2003          2002
                                               ----------    ----------    ----------
     Change in unrealized gains on
       securities available-for-sale           $   (1,167)   $   (1,386)   $    3,069
     Reclassification adjustment for (gains)
       losses recognized in income                   (123)         (281)         (407)
                                               ----------    ----------    ----------
         Net unrealized gains                      (1,290)       (1,667)        2,662
     Tax expense                                     (500)         (637)        1,027
                                               ----------    ----------    ----------

     Other comprehensive income                $     (790)   $   (1,030)   $    1,635
                                               ==========    ==========    ==========

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

                                      Banking      Mortgage     Financial      Other      Consolidated
                                      Segment      Banking      Services      Segments       Totals
                                     ----------   ----------   ----------    ----------    ----------
2004
----
    Net interest income              $   19,381   $    2,603   $        9    $     (331)   $   21,662
    Other revenue                         8,971        2,111        3,019             1        14,102
    Other expense                        16,336        2,102        3,699         2,052        24,189
    Segment profit                        8,145        2,511         (933)       (2,864)        6,859
    Noncash items
       Depreciation                       1,956          100          211           188         2,455
       Provision for loan loss            1,924           --           --            --         1,924
       Amortization of intangibles          286           --           51            --           337
    Goodwill                              5,143           --        1,820            --         6,963
    Segment assets                      611,001       55,301        5,388        (2,144)      669,546

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


(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 20.  Quarterly Results of Operations (Unaudited)

                                   Year Ended December 31, 2004                           Year Ended December 31, 2003
                                        Three Months Ended                                     Three Months Ended
                         --------------------------------------------------    ----------------------------------------------------
                         Dec. 31(A)    Sep. 30(B)    June 30      March 31     (C)Dec. 31    (C)Sep. 30     June 30       March 31
                         ----------    ----------   ----------   ----------    ----------    ----------    ----------    ----------
Total interest income    $    8,056    $    8,505   $    8,843   $    9,508    $    9,591    $   10,274    $   10,381    $   10,840
Total interest expense        3,089         3,142        3,312        3,707        (3,847)       (3,775)       (4,080)       (4,259)
                         ----------    ----------   ----------   ----------    ----------    ----------    ----------    ----------
Net interest income           4,967         5,363        5,531        5,801         5,744         6,499         6,301         6,581

Provision for loan losses       300           374          500          750         2,011         4,356         1,257           612
Noninterest income            1,093         6,895        3,190        2,924         2,774         3,259         4,087         3,599
Noninterest expense           5,459         7,514        7,029        6,979         7,260         7,161         7,169         7,017
                         ----------    ----------   ----------   ----------    ----------    ----------    ----------    ----------
Income (loss) before
  income taxes                  301         4,370        1,192          996          (753)       (1,759)        1,962         2,551
Income tax expense
  (benefit)                    (172)        1,753          279          196          (499)         (890)          516           744
                         ----------    ----------   ----------   ----------    ----------    ----------    ----------    ----------
                                473         2,617          913          800          (254)         (869)        1,446         1,807
Preferred stock dividend         52            52           52           52            --            65            64            64
                         ----------    ----------   ----------   ----------    ----------    ----------    ----------    ----------

Net income (loss) for
  common stockholders    $      421    $    2,565   $      861   $      748    $     (254)   $     (934)   $    1,382    $    1,743
                         ==========    ==========   ==========   ==========    ==========    ==========    ==========    ==========

Basic earnings (loss)
  per share              $     0.10    $     0.64   $     0.21   $     0.19    $    (0.07)   $    (0.23)   $     0.34    $     0.44
                         ==========    ==========   ==========   ==========    ==========    ==========    ==========    ==========

Diluted earnings (loss)
  per share              $     0.10    $     0.62   $     0.21   $     0.18    $    (0.06)   $    (0.23)   $     0.34    $     0.43
                         ==========    ==========   ==========   ==========    ==========    ==========    ==========    ==========

(A) The net income for the quarter was impacted by the sale of 5 branches in the western Illinois region with a pretax gain of $4.2 million.

(B) A reclassification was made to the third quarter information to allocate a portion of the allowance for loan losses to the loans sold as part of the branch sales during the quarter. This reclassification had no impact on the balance sheet or income, as noninterest income was increased by $174 and the provision for loan losses was increased by $174.

(C) The net income for the quarter was impacted by an increase in the provision for loan losses, which was influenced by deterioration in the overall credit quality and the impact of various identified credits.


(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14 as of December 31, 2004. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.       Other Information

None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

The information beginning on page 2 of the Company's 2005 Proxy Statement under the caption "Election of Directors", on page 9 of the 2005 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance," on page 16 under the caption "Audit Committee Financial Expert" and on page 6 under the caption "Code of Ethics" is incorporated herein by reference.

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. I. J. Reinhardt, Jr., Walter E. Breipohl and Robert J. Doty.

Item 11.       Executive Compensation

The information on pages 6, 10 through 13 of the 2005 Proxy Statement under the caption "Compensation of Directors" and "Executive Compensation" is incorporated herein reference, excluding however the information contained under the sub-headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation."

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information on pages 7 through 9 of the 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and on page 7 under the caption "Existing Equity Compensation Plans" is incorporated herein by reference.


(Continued)

Item 13.       Certain Relationships and Related Transactions

The information on pages 11 and 14 of the 2005 Proxy Statement under the caption "Executive Compensation-Employment Agreements and other Arrangements" and "Transactions with Management" is incorporated herein by reference.

Item 14.       Principal Accountant Fees and Services

The information on page 14 of the 2005 Proxy Statement under the caption "Accountant Fees" is incorporated herein by reference.

Item 15.       Exhibits and Financial Statement Schedules

(a)(1)   Index to Financial Statements

         The index to Financial Statements is contained in Item 8, appearing on page 40 of this Form 10-K.

(a)(2)   Financial Statement Schedules

         All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)   Schedule of Exhibits

         The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated herein by reference.

 (b)     Exhibits

         The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(c)      Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report.


(Continued)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

                                   UNIONBANCORP, INC.

                                   By: /s/ DEWEY R. YAEGER
                                       -----------------------------------------
                                       Dewey R. Yaeger
                                       President and Principal Executive Officer

                                   By: /s/ KURT R. STEVENSON
                                       -----------------------------------------
                                       Kurt R. Stevenson
                                       Senior Vice President and Principal
                                       Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2005

/s/ RICHARD J. BERRY                      /s/ I. J. REINHARDT, JR.
---------------------------------         --------------------------------------
Richard J. Berry                          I. J. Reinhardt, Jr.
Director                                  Director


/s/ WALTER E. BREIPOHL                    /s/ JOHN A. SHINKLE
---------------------------------         --------------------------------------
Walter E. Breipohl                        John A. Shinkle
Director                                  Director


/s/ ROBERT J. DOTY                        /s/ SCOTT C. SULLIVAN
---------------------------------         --------------------------------------
Robert J. Doty                            Scott C. Sullivan
Director                                  Director


/s/ DENNIS J. MCDONNELL                   /s/ JOHN A. TRAINOR
---------------------------------         --------------------------------------
Dennis J. McDonnell                       John A. Trainor
Director                                  Director


                                          /s/ DEWEY R. YAEGER
                                          --------------------------------------
                                          Dewey R. Yaeger
                                          Director

                               UNIONBANCORP, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

Exhibits

3.1 Restated Certificate of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

3.2 Bylaws of the Company [incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

4.1 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company [incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

4.2 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company [incorporated by reference from Exhibit
         4.4 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

4.3 Specimen Common Stock Certificate of the Company [incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

4.4 Rights Agreement between the Company and Harris Trust and Savings Bank, dated August 5, 1996 [incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)]

10.1 Registration Agreement dated August 6, 1996, between the Company and each of Wayne W. Whalen and Dennis J. McDonnell [incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.2 Loan Agreement between the Company and LaSalle National Bank dated August 2, 1996 [incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.3 UnionBancorp, Inc. Employee Stock Ownership Plan [incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.4 UnionBancorp, Inc. 1993 Stock Option Plan, as amended [incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.5 UnionBancorp, Inc. 1999 Nonqualified Stock Option Plan [incorporated by reference from Exhibit 10.1 to the registration statement on Form S-8 filed by the Company on December 10, 1999 (File No. 333-92549)].

10.6 UnionBancorp, Inc. 2000 Incentive Compensation Plan [incorporated by reference from Exhibit 10.1 to UnionBancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 13, 2001].

10.7 Employment Agreement between UnionBancorp, Inc. and Paul R. Tingley dated August 22, 2001 [incorporated by reference from Exhibit 10.2 to UnionBancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 13, 2001].

10.8     Charles J. Grako Severance Arrangement [incorporated by reference from
         Exhibit 10.8 to UnionBancorp's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 24, 2004].

10.9 UnionBancorp, Inc. 2003 Stock Option Plan [incorporated by reference from UnionBancorp's 2003 Proxy Statement].

21.1     Subsidiaries of UnionBancorp, Inc.

23.1     Consent of Crowe, Chizek and Company LLC.

31.1. Certification of Dewey R. Yaeger, the Company's Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Kurt R. Stevenson, the Company's Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Senior Vice President and Principal Financial and Accounting Officer.





* This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

CORPORATE DIRECTORY


Dennis J. McDonnell                            Heather M. Hammitt                      Robert J. Doty
Chairman and Director, UnionBancorp, Inc.      Vice President and                      Director, UnionBancorp, Inc.
Chairman and Managing Member                   Director of Human Resources             Farm Management
McDonnell Investment Management, LLC           UnionBancorp, Inc.

                                                                                       I. J. Reinhardt, Jr.
Dewey R. Yaeger                                Brian M. Petzold                        Director, UnionBancorp, Inc.
President, Chief Executive Officer and         Chief Technology Officer                General Manager and Director
Director                                       UnionBancorp, Inc.                      St. Louis Beverage Co.
UnionBancorp, Inc.
                                               Rodney G. Hewitt                        John A. Shinkle
Kurt R. Stevenson                              Risk Management Officer                 Director, UnionBancorp, Inc.
Senior Vice President and                      UnionBancorp, Inc.                      Executive Vice President and Director
Chief Financial Officer                                                                Synovus Securities, Inc.
UnionBancorp, Inc.                             Suzanne Fechter
                                               Secretary/Treasurer                     Scott C. Sullivan
Robert L. Davidson                             UnionBancorp, Inc.                      Director, UnionBancorp, Inc.
Senior Vice President and                                                              Attorney
Chief Investment Officer                       Richard J. Berry                        Williams & McCarthy
UnionBancorp, Inc.                             Director, UnionBancorp, Inc.
                                               Attorney                                John A. Trainor
Rick R. Clary                                  Myers, Berry, O'Conor & Kuzma Ltd.      Director, UnionBancorp, Inc.
Vice President and                                                                     President
Chief Operating Officer                        Walter E. Breipohl                      Trainor Grain & Supply Co.
UnionBancorp, Inc.                             Director, UnionBancorp, Inc.
                                               Real Estate Broker-Developer
                                               Kaszynski-Breipohl Realtors-Developers





CORPORATE INFORMATION

Corporate Office:                              Corporate Counsel:                      Transfer Agent:
UnionBancorp, Inc.                             Reinhart Boerner Van Deuren s.c.        Computershare Investor Services
321 West Main Street                           1000 North Water Street                 2 North LaSalle Street
Ottawa, IL  61350                              Milwaukee, WI  53202                    Chicago, IL  60602
815-431-2720 Telephone
815-431-0685 Fax                               Independent Auditors:                   For additional information about
                                               Crowe Chizek and Company LLC            UnionBancorp, Inc., please visit
                                               One Mid America Plaza                   our website:  www.ubcd.com
                                               Oak Brook, IL  60522