Form 10-Q
period 2005-03-31
UNIONBANCORP INC
filed 2005-05-12
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2005
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                           Shares outstanding at May 12, 2005
-----------------------------              ----------------------------------
Common Stock, Par Value $1.00                          4,038,800

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                                 March 31, 2005


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

         o     Unaudited Consolidated Balance Sheets...........................1

         o     Unaudited Consolidated Statements of Income and
                    Comprehensive Income ......................................2

         o     Unaudited Consolidated Statements of Cash Flows.................3

         o     Notes to Unaudited Consolidated Financial Statements............4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk...............................................24

Item 4.  Controls and Procedures .............................................24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........26

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................27

Item 6.  Exhibits.............................................................27

SIGNATURES....................................................................28

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                 March 31,     December 31,
                                                                                   2005            2004
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     18,860    $     22,802
Securities available-for-sale                                                       185,766         191,661
Loans                                                                               421,523         419,275
Allowance for loan losses                                                            (9,948)         (9,732)
                                                                               ------------    ------------
     Net loans                                                                      411,575         409,543
Cash surrender value of life insurance                                               15,087          14,953
Mortgage servicing rights                                                             2,745           2,772
Premises and equipment, net                                                          13,827          13,463
Goodwill                                                                              6,963           6,963
Intangible assets, net                                                                  659             703
Other real estate                                                                       400             420
Other assets                                                                          5,542           6,266
                                                                               ------------    ------------

         Total assets                                                          $    661,424    $    669,546
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     64,117    $     55,800
         Interest-bearing                                                           439,184         456,677
                                                                               ------------    ------------
              Total deposits                                                        503,301         512,477
     Federal funds purchased and securities sold
       under agreements to repurchase                                                19,297          12,722
     Advances from the Federal Home Loan Bank                                        57,100          61,900
     Notes payable                                                                    6,858           6,629
     Series B mandatory redeemable preferred stock                                      831             831
     Other liabilities                                                                3,627           4,740
                                                                               ------------    ------------
         Total liabilities                                                          591,014         599,299
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,667,873 shares issued at March 31, 2005 and
         4,640,907 shares issued at December 31, 2004                                 4,668           4,641
     Additional paid-in capital                                                      22,971          22,632
     Retained earnings                                                               47,057          46,592
     Accumulated other comprehensive income                                             926           1,351
                                                                               ------------    ------------
                                                                                     76,122          75,716
     Treasury stock, at cost; 620,263 shares at March 31, 2005
         and 608,763 at December 31, 2004                                            (5,712)         (5,469)
                                                                               ------------    ------------
              Total stockholders' equity                                             70,410          70,247
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    661,424    $    669,546
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2005 and 2004 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Interest income
    Loans                                           $      6,450   $      7,268
    Securities
       Taxable                                             1,425          1,905
       Exempt from federal income taxes                      258            325
    Federal funds sold and other                               9             10
                                                    ------------   ------------
       Total interest income                               8,142          9,508
Interest expense
    Deposits                                               2,319          2,831
    Federal funds purchased and securities sold
      under agreements to repurchase                          74             13
    Advances from the Federal Home Loan Bank                 583            771
    Series B mandatory redeemable preferred stock             12             12
    Notes payable                                             69             80
                                                    ------------   ------------
       Total interest expense                              3,057          3,707
                                                    ------------   ------------
Net interest income                                        5,085          5,801
Provision for loan losses                                    100            750
                                                    ------------   ------------
Net interest income after
    provision for loan losses                              4,985          5,051
Noninterest income
    Service charges                                          483            711
    Trust income                                             215            184
    Mortgage banking income                                  340            568
    Insurance commissions and fees                           421            633
    Banked owned life insurance                              134            172
    Gain on sale of assets, net                                2            259
    Other income                                             255            397
                                                    ------------   ------------
                                                           1,850          2,924
Noninterest expenses
    Salaries and employee benefits                         3,476          4,150
    Occupancy expense, net                                   394            552
    Furniture and equipment expense                          424            557
    Marketing                                                 96            168
    Supplies and printing                                     77            115
    Telephone                                                107            154
    Amortization of intangible assets                         44             52
    Other expenses                                           928          1,231
                                                    ------------   ------------
                                                           5,546          6,979
                                                    ------------   ------------
Income before income taxes                                 1,289            996
Income taxes                                                 325            196
                                                    ------------   ------------
Net income                                                   964            800
Preferred stock dividends                                     52             52
                                                    ------------   ------------
Net income for common stockholders                  $        912   $        748
                                                    ============   ============
Basic earnings per common share                     $       0.23   $       0.19
                                                    ============   ============
Diluted earnings per common share                   $       0.22   $       0.18
                                                    ============   ============

Total comprehensive income                          $        539   $        912
                                                    ============   ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 (In Thousands)
--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                             2005          2004
                                                                          ----------    ----------
Cash flows from operating activities
    Net income                                                            $      964    $      800
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                              418           504
       Amortization of intangible assets                                          44            52
       Amortization of mortgage servicing rights                                 142           179
       Amortization of unearned compensation under stock option plans             --             2
       Amortization of bond premiums, net                                        278           375
       Provision for loan losses                                                 100           750
       Provision for deferred income taxes                                       466            --
       Net change in BOLI                                                       (134)         (172)
       Gain on sale of the credit card portfolio                                  --          (259)
       Gain on sale of assets                                                     (2)           --
       Gain on sale of real estate acquired in settlement of loans                (6)           --
       Gain on sale of loans                                                    (236)         (515)
       Proceeds from sales of loans held for sale                             10,262        24,087
       Origination of loans held for sale                                     (9,011)      (21,223)
       Change in assets and liabilities
          Decrease in other assets                                               145         1,479
          Increase (decrease) in other liabilities                              (837)          367
                                                                          ----------    ----------
              Net cash provided by operating activities                        2,593         6,426
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                  14,818        20,530
       Proceeds from sales                                                        --         6,498
       Purchases                                                              (9,902)      (25,325)
    Purchase of loans                                                         (3,275)           --
    Net decrease in loans                                                        128         6,333
    Proceeds from sale of credit card portfolio                                   --         1,900
    Purchase of premises and equipment                                          (782)         (663)
    Proceeds from sale of real estate acquired in settlement of loans             26            30
                                                                          ----------    ----------
              Net cash provided by investing activities                        1,013         9,303
Cash flows from financing activities
    Net decrease in deposits                                                  (9,176)      (23,057)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                       6,575         2,902
    Payments on notes payable                                                     --           (57)
    Proceeds from notes payable                                                  250            --
    Net increase (decrease) in other borrowed funds                              (21)           --
    Net increase (decrease) in advances from the Federal Home Loan Bank       (4,800)        2,250
    Dividends on common stock                                                   (445)         (403)
    Dividends on preferred stock                                                 (52)          (52)
    Proceeds from exercise of stock options                                      364            75
    Purchase of treasury stock                                                  (243)           --
                                                                          ----------    ----------
          Net cash provided by financing activities                           (7,548)      (18,342)
                                                                          ----------    ----------
Net decrease in cash and cash equivalents                                     (3,942)       (2,613)
Cash and cash equivalents
    Beginning of period                                                       22,802        22,198
                                                                          ----------    ----------
    End of period                                                         $   18,860    $   19,585
                                                                          ==========    ==========
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                           $    3,413    $    3,163
       Income taxes                                                              311            --

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The annualized results of operations during the three months ended March 31, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. All financial information is in thousands (000's), except per share data.

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

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------

Net income as reported
    for common stockholders                              $      912   $      748
Deduct: stock-based compensation expense
    Determined under fair value based method                     24           30
                                                         ----------   ----------

Pro forma net income                                     $      888   $      718
                                                         ==========   ==========

Basic earnings
    per common share as reported                         $     0.23   $     0.19
Pro forma basic earnings
    per common share                                           0.22         0.19

Diluted earnings
    per common share as reported                         $     0.22   $     0.18
Pro forma diluted earnings
    per common share                                           0.22         0.18

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 2.  Earnings Per Share

         Basic earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
Net income
    available to common shareholders                     $      912   $      748
Weighted average common shares outstanding                    4,050        4,031
                                                         ----------   ----------

Basic Earnings Per Common Share                          $     0.23   $     0.19
                                                         ==========   ==========

Diluted Earnings Per Common Share

Weighted average common shares outstanding                    4,050        4,031
Add: dilutive effect of assumed exercised
    stock options                                                66           83
                                                         ----------   ----------
Weighted average common and dilutive
    Potential shares outstanding                              4,116        4,114
                                                         ==========   ==========

Diluted Earnings Per Common Share                        $     0.22   $     0.18
                                                         ==========   ==========

         There were approximately 40,000 and 20,000 options outstanding at March 31, 2005 and 2004, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 30.6% of the Company's 2005 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $185,766 at March 31, 2005 compared to $191,661 at December 31, 2004. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2005 and December 31, 2004, respectively:

                                                              March 31, 2005
                                                -------------------------------------------
                                                                  Gross           Gross
                                                   Fair         Unrealized      Unrealized
                                                   Value          Gains           Losses
                                                ------------   ------------    ------------
U.S. government agencies                        $     19,959   $         46    $       (195)
States and political subdivisions                     22,978            722              (9)
U.S. government mortgage-backed securities           114,725          1,097            (359)
Collateralized mortgage obligations                    1,827             --             (14)
Equity securities                                     18,190             48             (19)
Corporate                                              8,087            187              --
                                                ------------   ------------    ------------

                                                $    185,766   $      2,100    $       (596)
                                                ============   ============    ============


                                                             December 31, 2004
                                                -------------------------------------------
                                                                  Gross           Gross
                                                   Fair         Unrealized      Unrealized
                                                   Value          Gains           Losses
                                                ------------   ------------    ------------
U.S. government agencies                              20,924            144             (26)
States and political subdivisions                     24,647            879              (6)
U.S. government mortgage-backed securities           117,500          1,205            (318)
Collateralized mortgage obligations                    2,486             --             (26)
Equity securities                                     17,865             39              (9)
Corporate                                              8,239            323              --
                                                ------------   ------------    ------------

                                                $    191,661   $      2,590    $       (385)
                                                ============   ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of March 31, 2005 and December 31, 2004, respectively:

                                 March 31, 2005            December 31, 2004
                            -----------------------    -----------------------
                                 $            %             $            %
                            ----------   ----------    ----------   ----------
Commercial                  $  101,398        24.06%   $   91,941        21.93%
Agricultural                    25,316         6.01        28,718         6.85
Real estate:
    Commercial mortgages       128,601        30.50       129,597        30.91
    Construction                38,843         9.21        38,882         9.27
    Agricultural                30,859         7.32        30,601         7.30
    1-4 family mortgages        77,278        18.33        77,566        18.50
Installment                     18,824         4.47        21,502         5.13
Other                              404         0.10           468         0.11
                            ----------   ----------    ----------   ----------
Total loans                    421,523       100.00%      419,275       100.00%
                                         ==========                 ==========
Allowance for loan losses       (9,948)                    (9,732)
                            ----------                 ----------

    Loans, net              $  411,575                 $  409,543
                            ==========                 ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 are summarized below:

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                        2005           2004
                                                     ----------     ----------
Beginning balance                                    $    9,732     $    9,011

Charge-offs:
    Commercial                                               --            394
    Real estate mortgages                                     6             72
    Installment and other loans                             197            181
                                                     ----------     ----------
       Total charge-offs                                    203            647
                                                     ----------     ----------

Recoveries:
    Commercial                                              292            552
    Real estate mortgages                                    16            193
    Installment and other loans                              11             23
                                                     ----------     ----------
       Total recoveries                                     319            768
                                                     ----------     ----------

Net charge-offs                                            (116)          (121)
                                                     ----------     ----------

Provision for loan losses                                   100            750
                                                     ----------     ----------


Ending balance                                       $    9,948     $    9,882
                                                     ==========     ==========

Period end total loans, net of
  unearned interest                                  $  421,523     $  466,591
                                                     ==========     ==========


Average loans                                        $  417,549     $  467,350
                                                     ==========     ==========

Ratio of net charge-offs to
    average loans                                         (0.03%)        (0.03%)
Ratio of provision for loan losses
    to average loans                                       0.02%          0.16%
Ratio of allowance for loan losses
    to ending total loans                                  2.36%          2.12%
Ratio of allowance for loan losses
    to total nonperforming loans                         198.09%        138.13%
Ratio of allowance at end of period
    to average loans                                       2.38%          2.11%

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

Note 7.  Segment Information

         The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking, financial services, and other operations. Loans, investments, and deposits generate the revenues in the banking segment; secondary mortgage sales and servicing generates the revenue in the mortgage banking segment; insurance, brokerage, and trust services generate the revenue in the financial services segment; and holding company services generate the revenue in the operations segment.

         The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1 on page 4. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows.

                                                               Three Months Ended
                                     -----------------------------------------------------------------
                                                                 March 31, 2005
                                     -----------------------------------------------------------------
                                      Banking      Mortgage      Financial      Other      Consolidated
                                      Segment      Banking       Services     Operations      Totals
                                     ----------   ----------    ----------    ----------    ----------
     Net interest income(loss)       $    5,072   $       93    $       (4)   $      (76)   $    5,085
     Other revenue (loss)                   935          340           634           (59)        1,850
     Other expense                        4,184          267           792           303         5,546
     Segment profit (loss)                1,288          166          (150)         (340)          964
     Noncash items
         Depreciation                       323           23            44            28           418
         Provision for loan losses          100           --            --            --           100
         Other intangibles                   30           --            --            14            44
     Goodwill                             5,143           --         1,820            --         6,963
     Segment assets                     653,784        3,953         5,159        (1,472)      661,424


                                                               Three Months Ended
                                     -----------------------------------------------------------------
                                                                 March 31, 2004
                                     -----------------------------------------------------------------
                                      Banking      Mortgage      Financial      Other      Consolidated
                                      Segment      Banking       Services     Operations      Totals
                                     ----------   ----------    ----------    ----------    ----------
     Net interest income (loss)      $    5,750   $      174    $       --    $     (123)   $    5,801
     Other revenue                        1,506          562           855             1         2,924
     Other expense                        3,278          750         1,123         1,828         6,979
     Segment profit (loss)                1,466           (9)         (175)         (482)          800
     Noncash items
         Depreciation                       375           25            43            61           504
         Provision for loan losses          750           --            --            --           750
         Other intangibles                   52           --            --            --            52
     Goodwill                             5,822           --         1,820            --         7,642
     Segment assets                     762,408        5,435         7,423         1,133       779,399

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following discussion provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 2005 as compared to the same period in 2004. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2004 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year of 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," "planned" or "potential" or similar expressions. The Company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

         Mortgage Servicing Rights: Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

General

         UnionBancorp, Inc. is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its bank subsidiary, UnionBank (the "Bank"), but also derives revenue from its Financial Services Division. The Company provides a full range of services to individual and corporate customers located in the north central and central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

First Quarter Highlights

     o Asset quality trends continued to show improvement as a result of the Company's ongoing efforts to enhance the credit process. These improvements have driven nonperforming loans to a 30% decrease from first quarter 2004 levels. The reserve coverage ratio (allowance to nonperforming loans) was reported at 198.09% as of March 31, 2005 as compared to 231.6% as of December 31, 2004 and 138.13% as of March 31, 2004. Because of the improvement in asset quality, the Company was able to decrease the loan loss provision by $650 for the first quarter of 2005 as compared to the same period in 2004.

     o The net interest margin strengthened during the first quarter of 2005 increasing to 3.52% after being relatively stable the previous four quarters and being 3.33% for the fourth quarter of 2004.

     o Noninterest income, excluding gain on sale of assets, decreased $817 or 31% during the first quarter of 2005 as compared to the same period in 2004. The year-over-year decrease is attributable to a drop in revenue generated from mortgage banking division and a decrease in other fee-based revenue related to the divestiture of the Company's western Illinois sales and service centers during the third quarter of 2004.

     o Noninterest expense experienced a $1,433 or 21% decrease during the first quarter of 2005 as compared to the same period in 2004. This decrease was due, in large part, to savings related to the divestiture of the Company's western Illinois sales and service centers, a decrease in legal fees associated with the workout of problem credits and cost containment in most categories of expense.

     o The Company's Board of Directors, in a continuing effort to enhance shareholder value, approved the payment of a 10.0% increase in the quarterly cash dividend to $0.11 from $0.10 on the Company's common stock during the first quarter of 2005. This marks the 80th consecutive quarter of dividends paid to stockholders.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Results of Operations

     Net Income

         Net income equaled $964 or $0.22 per diluted share for the three months ended March 31, 2005, versus $800 or $0.18 per diluted share for the same period in 2004.

         The Company's quarterly results were positively impacted by improved asset quality that allowed lower than anticipated funding for the provision of loan losses, aggressive management of noninterest expense levels, and a shift in the funding mix leading to a savings in interest expense. These items were partially offset by decreases in interest income due to a reduction in loan yields and an adverse shift in the earning-asset mix from higher yielding loans to lower yielding securities. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division due to a slowdown in new and refinancing activity and lower revenue generation from the insurance and brokerage product lines.

         Return on average assets was 0.59% for the first quarter of 2005 compared to 0.41% for the same period in 2004. Return on average stockholders' equity was 5.52% for the first quarter of 2005 compared to 4.67% for the same period in 2004.

     Net Interest Income/ Margin

         Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on those assets and liabilities. The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Net interest margin measures how efficiently the Company uses its earning assets and underlying capital. The Company's long-term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

         Net interest income, on a tax equivalent basis, was $5,242 for the three months ended March 31, 2005, compared with $5,988 earned during the same three-month period in 2004. This represented a decrease of $746 or 12.5% from the prior year period. The decline in net interest income is attributable to the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $1,396 exceeding the quarter-over-quarter decrease in interest expense paid on interest bearing liabilities totaling $650.

         The $1,396 reduction in interest income resulted from a decrease of $1,627 due to volume partially offset by an increase in the applicable rate which generated an increase of $231. The majority of the change in interest income was related to the decrease in the volume within the loan portfolio as the divestiture of the Company's western Illinois sales and service centers reduced the portfolio by $49,801 for the first quarter of 2005 as compared to the same period in 2004. This was partially offset by higher rates driven from a more disciplined approach to pricing loans and the rising interest rate environment.

         The $650 reduction in interest expense resulted from decreases of $714 associated with volume offset partially by a $64 increase associated with rate. The majority of the change was attributable to a $104,529 reduction in deposits related to the sale of the Company's branches in Western Illinois, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The net interest margin increased 18 basis points to 3.52% in the first quarter 2005 as compared with 3.34% for the same period in 2004. The increase in the net interest margin in the first quarter 2005 when compared to 2004 resulted primarily from an increase in yields due to repricing of variable rate assets in a higher interest rate environment and a shift in the earning-asset mix to higher yielding loans from lower yielding investments.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                  For the Three Months Ended March 31,
                                       ----------------------------------------------------------
                                                  2005                           2004
                                       ---------------------------   ----------------------------
                                                 Interest                       Interest                     Change Due To:
                                       Average   Income/   Average   Average    Income/   Average    ------------------------------
                                       Balance   Expense    Rate     Balance    Expense    Rate       Volume      Rate       Net
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
ASSETS

Interest-earning assets
   Interest-earning deposits           $    128  $     --       --%  $    205   $      1     1.96%   $     --   $     (1)  $     (1)
   Securities (1)
     Taxable                            162,356     1,425     3.56    223,997      1,905     3.41        (557)        77       (480)
     Non-taxable (2)                     22,355       391     7.09     26,931        491     7.31        (115)        15       (100)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
       Total securities (tax
         equivalent)                    184,711     1,816     3.99    250,928      2,396     3.83        (672)        92       (580)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Federal funds sold                   1,651         9     2.21      3,288          9     1.10          (6)         6         --
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Loans (3)(4)
       Commercial                       119,704     1,848     6.26    138,499      2,003     5.80        (296)       141       (155)
       Real estate                      277,454     4,178     6.11    291,082      4,407     6.07        (260)        31       (229)
       Installment and other             20,391       448     8.91     37,769        879     9.33        (393)       (38)      (431)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
         Gross loans (tax
           equivalent)                  417,549     6,474     6.29    467,350      7,289     6.26        (949)       134       (815)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
           Total interest-earning
              assets                    604,039     8,299     5.57    721,771      9,695     5.39      (1,627)       231     (1,396)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents             17,556                        22,225
   Premises and equipment, net           13,441                        16,357
   Other assets                          23,859                        29,002
                                       --------                      --------
     Total nonearning assets             54,856                        67,584
                                       --------                      --------
       Total assets                    $658,895                      $789,355
                                       ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                        $ 70,554  $    165     0.95%  $ 47,389   $     67     0.56%   $     40   $     58   $     98
   Money market accounts                 58,160       214     1.49    118,212        349     1.18        (208)        73       (135)
   Savings deposits                      43,290        62     0.58     49,436         79     0.64         (10)        (7)       (17)
   Time deposits                        275,901     1,878     2.76    337,397      2,348     2.79        (444)       (26)      (470)
   Federal funds purchased and
     repurchase agreements               11,098        74     2.70      2,212         13     2.36          59          2         61
   Advances from FHLB                    60,210       583     3.93     74,469        771     4.15        (147)       (41)      (188)
   Notes payable                          7,537        81     4.36      7,870         80     4.08          (4)         5          1
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Total interest-bearing
        liabilities                     526,750     3,057     2.35    636,985      3,707     2.33        (714)        64       (650)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits          57,341                        78,067
   Other liabilities                      4,034                         5,449
                                       --------                      --------
     Total noninterest-bearing
        liabilities                      61,375                        83,516
                                       --------                      --------
   Stockholders' equity                  70,770                        68,854
                                       --------                      --------
   Total liabilities and
       stockholders' equity            $658,895                      $789,355
                                       ========                      ========
   Net interest income (tax
       equivalent)                               $  5,242                       $  5,988             $   (913)  $    167   $   (746)
                                                 ========                       ========             ========   ========   ========
   Net interest income (tax
       equivalent) to total
       earning assets                                         3.52%                          3.34%
                                                          ========                       ========
   Interest-bearing liabilities
       to earning assets                  87.20%                        88.25%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
    Provision for Loan Losses

         The provision for loan losses charged to operating expense for the first quarter of 2005 totaled $100, a decrease of $650 from the $750 recorded during the same period a year ago. The decrease in the provision was primarily due to a decrease in non-performing and action/watch list loans from the first quarter of 2004 through the first quarter of 2005, as well as resolutions, either through charge-off of non-bankable assets or through successful workout strategies that have been executed. Nonperforming loans decreased $2,132 from $7,154 as of March 31, 2004 to $5,022 as of March 31, 2005. Net charge-offs for the first quarter of 2005 were ($116) compared with ($121) for the comparable period in 2004. Annualized net charge-offs were (0.03%) of average loans for the first quarter of 2005 and for the same period in 2004. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
     Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's insurance, brokerage, trust and asset management product lines as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       2005         2004
                                                    ----------   ----------
     Service charges                                $      483   $      711
     Trust income                                          215          184
     Mortgage banking income                               340          568
     Insurance commissions and fees                        421          633
     Bank owned life insurance                             134          172
     Gain on the sale of assets                              2          259
     Other income                                          255          397
                                                    ----------   ----------
                                                         1,850   $    2,924
                                                    ==========   ==========

         Noninterest income totaled $1,850 for the three months ended March 31, 2005, compared to $2,924 for the same period in 2004. Exclusive of the gain on sale of assets for both periods, noninterest income equaled $1,848 for the three months ended March 31, 2005, compared to $2,665 for the same period in 2004. This represented a decrease of $817 or 31%. The quarter-over-quarter decrease was primarily attributable to a decrease in mortgage banking income related to a slowdown in new and refinancing loan production activity and a decrease in insurance revenue is related to lower production volumes and account retention being lower in 2005 than in 2004. Also contributing were volume related decreases in overdraft fees (included in service charges) and service charges due to the Company's exiting of their western Illinois sales and service centers in 2004. Additionally, most other fee categories for the quarter have shown a decrease as well when compared to 2004 results for the same period.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2005         2004
                                                    ----------   ----------

     Salaries and employee benefits                 $    3,476   $    4,150
     Occupancy expense, net                                394          552
     Furniture and equipment expense                       424          557
     Marketing                                              96          168
     Supplies and printing                                  77          115
     Telephone                                             107          154
     Amortization of intangible assets                      44           52
     Other expenses                                        928        1,231
                                                    ----------   ----------
                                                    $    5,546   $    6,979
                                                    ==========   ==========

         Noninterest expense totaled $5,546 for the three months ended March 31, 2005, as compared to $6,979 for the same period in 2004. This represented a decrease of $1,433 or 21%. This improvement in noninterest expense was primarily due to savings related to the divestiture of the Company's western Illinois sales and service centers leading to the decreases experienced for salary and employee benefits, occupancy expense, marketing, supplies, telephone and other expense categories. Additionally, legal fees associated with the workout of problem credits have declined as asset quality continues to improve. Finally, management's continued efforts to contain costs have led to decreases in most all other expense categories.

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2005 and 2004.

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2005           2004
                                                      ----------     ----------

Income before income taxes                            $    1,289     $      996
Applicable income taxes                                      325            196
Effective tax rates                                         25.2%          19.7%

         The Company recorded an income tax expense of $325 and of $196 for the three months ended March 31, 2005 and 2004, respectively. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from Illinois State tax. Second, the level of tax-exempt income has increased as a percentage of taxable income. Finally, the Company has reduced tax expense through various tax planning initiatives.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         For the first quarter of 2005, the Company has less of its security portfolio invested in federally tax-exempt assets than in the same period in 2004. Thus, the amount of tax exempt interest earned on the portfolio in the first quarter of 2005 is lower than the same period of 2004. This change in mix in the security portfolio increased the amount of interest that is taxable leading to the higher effective tax rate experienced during the period.

     Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended March 31, 2005 and 2004, respectively.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2005 and December 31, 2004, respectively:

                                                 March 31, 2005
                               ----------------------------------------------
                                               Net Interest Income
                               ----------------------------------------------
                               Amount                Change            Change
                               ------                ------            ------
                                             (Dollars in Thousands)

         +200 bp              $  22,204             $     920            4.32%
         +100 bp                 21,804                   520            2.44
            Base                 21,284                    --              --
         -100 bp                 20,353                  (931)          (4.37)

         Based upon the Company's model at March 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $920 or 4.32%. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $931 or 4.37%. For the March 31, 2005 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
                                                December 31, 2004
                               ----------------------------------------------
                                               Net Interest Income
                               ----------------------------------------------
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

         Based upon the Company's model at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $996 or 4.96%. The effect of an immediate 100 basis point decrease in rates would decrease the Company's net interest income by $(1,026) or (5.11%). For the December 31, 2004 reporting cycle, the Company has suppressed an immediate 200 basis point decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

Financial Condition

     General

         As of March 31, 2005, the Company had total assets of $661,424, total gross loans of $421,523, total deposits of $503,301 and total stockholders' equity of $70,410. Total assets decreased by $8,122 or 1.21% from year-end 2004. Total gross loans increased by $2,248 or 0.5% from year-end 2004. Total deposits declined by $9,176 or 1.8% from year-end 2004.

     Nonperforming Assets

         The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans that are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

         The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Bank makes a determination as to collectibility on a case-by-case basis. The Bank considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                       2005                             2004
                                                     ---------    ------------------------------------------------
                                                      Mar 31,      Dec 31,      Sept 30,     Jun 30,      Mar 31
                                                     ---------    ---------    ---------    ---------    ---------
Non-accrual loans                                    $   4,176    $   3,649    $   3,753    $   5,293    $   5,984
Loans 90 days past due and still accruing interest         846          553          771          502        1,170
                                                     ---------    ---------    ---------    ---------    ---------
     Total nonperforming loans                           5,022        4,202        4,524        5,795        7,154
Other real estate owned                                    400          420           90          164          246
                                                     ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets                      $   5,422    $   4,622    $   4,614    $   5,959    $   7,400
                                                     =========    =========    =========    =========    =========

Nonperforming loans to total end of period loans          1.19%        1.00%        1.09%        1.28%        1.53%
Nonperforming assets to total end of period loans         1.29         1.10         1.11         1.31         1.59
Nonperforming assets to total end of period assets        0.82         0.69         0.69         0.81         0.95

         The level of nonperforming loans at March 31, 2005 increased to $5,022 versus the $4,202 that existed as of December 31, 2004 and decreased from $7,154 at March 31, 2004. The level of nonperforming loans to total end of period loans was 1.19% at March 31, 2005, as compared to 1.00% at December 31, 2004 and 1.53% at March 31, 2004. The reserve coverage ratio (allowance to nonperforming loans) was reported at 198.09% as of March 31, 2005 as compared to 231.60% as of December 31, 2004 and 138.13% as of March 31, 2004.

         Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. If nonperforming loans are excluded, loans that management has classified as impaired totaled $6,524 at March 31, 2005 as compared to $4,114 at March 31, 2004 and $7,782 at December 31, 2004. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At March 31, 2005, the allowance for loan losses was $9,948 or 2.36% of total loans as compared to $9,732 or 2.32% at December 31, 2004, and $9,882 or 2.12% at March 31, 2004. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

         On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Loan Review function validates the officers' grades. In the event that the loan

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

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

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2004. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

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

         The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net decrease in cash and cash equivalents of $3,942 from December 31, 2004 to March 31, 2005.

         During the first three months of 2005, the Company experienced net cash outflows of ($7,548) in financing activities primarily due to a decrease in deposits. In contrast, net cash inflows were provided by $2,590 in operating activities due to proceeds from net loans sales and net income and $1,016 in investing activities largely due to the decrease in net loans and securities.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2005.

                                                               Payments Due by Period
                                         -------------------------------------------------------------------
                                          Within 1                                    After
Contractual Obligations                     Year        1-3 Years     4-5 Years      5 Years        Total
                                         -----------   -----------   -----------   -----------   -----------
Short-term debt                          $     6,524            --            --            --         6,524
Long-term debt                                    --   $       334   $        --   $        --   $       334
FHLB Advances                                 14,800        16,000        18,300         8,000        57,100
                                         -----------   -----------   -----------   -----------   -----------

    Total contractual cash obligations   $    21,324   $    16,334   $    18,300   $     8,000   $    63,958
                                         ===========   ===========   ===========   ===========   ===========

                                                       Amount of Commitment Expiration per Period
                                         -------------------------------------------------------------------
                                          Within 1                                    After
Off-Balance Sheet Financial Instruments     Year        1-3 Years     4-5 Years      5 Years        Total
                                         -----------   -----------   -----------   -----------   -----------

Lines of credit                          $    62,549   $     4,837   $     4,700   $    12,872   $    84,958
Standby letters of credit                      6,569         1,039            --            --         7,608
                                         -----------   -----------   -----------   -----------   -----------

    Total commercial commitments         $    69,118   $     5,876   $     4,700   $    12,872   $    92,566
                                         ===========   ===========   ===========   ===========   ===========

                                      22.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2005 was $70,410, an increase of $163 or 0.2%, from December 31, 2004. The increase in stockholders' equity was largely the result of earnings for the first three months of 2005 less dividends paid to shareholders and a decrease in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 10.61% at March 31, 2005, compared to 9.98% at December 31, 2004. Book value per common share equaled $17.27 at March 31, 2005 compared to $17.30 at December 31, 2004.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the current quarter, 11,500 shares were repurchased at a weighted cost of $21.10 and to date, the Company has repurchased 30,000 shares at a weighted average cost of $19.57.

     Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 13.1% and 14.3%, respectively, at March 31, 2005. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Company's capital ratios:

                                                 December 31,         Minimum      Well
                                 March 31,   --------------------     Capital   Capitalized
                                   2005        2004        2003       Ratios      Ratios
                                 --------    --------    --------    --------    --------
Tier 1 risk-based capital        $ 63,964    $ 63,347    $ 59,851
Tier 2 risk-based capital           6,111       6,067       7,790
                                 --------    --------    --------
Total capital                      70,075      69,414      67,641
Risk-weighted assets              488,852     485,325     556,729
Capital ratios
     Tier 1 risk-based capital       13.1%       13.0%       10.8%       4.00%       6.00%
     Tier 2 risk-based capital       14.3        14.3        12.2        8.00       10.00
     Leverage ratio                   9.8         9.5         7.7        4.00        5.00

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Impact of Inflation, Changing Prices, and Monetary Policies

         The financial statements and related financial data concerning the Company have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board.

Recent Regulatory and Accounting Developments

SFAS 123R, "Accounting for Stock-Based Compensation, Revised," requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after June 15, 2005 to the beginning of the next fiscal year. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. There will be no significant effect on financial position as total equity will not change.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on pages 18 and 19 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion immediately above under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4. Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

         There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2005.

      ===========================================================================================================
                                                                      Total Number of
                                                                    Shares Purchased as      Maximum Number of
                                                                      Part of Publicly      Shares that May Yet
                        Total Number of      Average Price Paid      Announced Plans or     Be Purchased Under
      Period           Shares Purchased           per Share               Programs         the Plans or Programs
      ===========================================================================================================
      01/01/05 -                        --                     --                      --                181,510
      01/31/05
      ===========================================================================================================
      02/01/05 -                        --                     --                      --                181,510
      02/28/05
      ===========================================================================================================
      03/01/05 -                    11,500                 $21.10                  11,500                170,010
      03/31/05
      ===========================================================================================================
      Total                         11,500                 $21.10                  11,500                170,010
      ===========================================================================================================

          (1) For the quarter ended March 31, 2005, the Company repurchased 11,500 shares at an average price per share of $21.10 of our common stock pursuant to the repurchase program that we announced on May 2, 2003 (the "Program").

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Company was notified by the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation that the Joint Memorandum of Understanding effective December 17, 2002 previously disclosed in the Company's Form 10-Q Report as of September 30, 2002 has been terminated. In their inspection completed on August 16, 2004, they cited that improvements in the information technology department and management's continued willingness to correct deficiencies warranted the termination of the Memorandum.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1 Certification of Dewey R. Yaeger, President and Principal Executive Officer, required by Rule 13a - 14(a).

         31.2 Certification of Kurt R. Stevenson, Senior Vice President and Principal Financial and Accounting Officer required by Rule 13a - 14(a).

         32.1(1) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

         32.2(1) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Senior Vice President and Principal Financial and Accounting Officer.

         ----------------

         (1) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNIONBANCORP, INC.

Date: May 12, 2005                    By: /s/ DEWEY R. YAEGER
                                          --------------------------------------
                                          Dewey R. Yaeger
                                          President and Principal Executive
                                          Officer


Date: May 12, 2005                    By: /s/ KURT R. STEVENSON
                                          --------------------------------------
                                          Kurt R. Stevenson
                                          Senior Vice President and Principal
                                          Financial and Accounting Officer