Form 10-Q
period 2005-06-30
UNIONBANCORP INC
filed 2005-08-11
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2005
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                           Shares outstanding at August 11, 2005
-----------------------------              -------------------------------------
Common Stock, Par Value $1.00                            3,923,018

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                                  June 30, 2005


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o     Unaudited Consolidated Balance Sheets..........................1

         o     Unaudited Consolidated Statements of Income and

                      Comprehensive Income ...................................2

         o     Unaudited Consolidated Statements of Cash Flows................3

         o     Notes to Unaudited Consolidated Financial Statements...........4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................11

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk..............................................27

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

Item 1.  Legal Proceedings...................................................28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........28

Item 3.  Defaults Upon Senior Securities.....................................28

Item 4.  Submission of Matters to a Vote of Security Holders.................29

Item 5.  Other Information...................................................29

Item 6.  Exhibits............................................................29

SIGNATURES...................................................................30

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                 June 30,      December 31,
                                                                                   2005            2004
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     31,372    $     22,802
Securities available-for-sale                                                       192,593         191,661
Loans                                                                               404,462         419,275
Allowance for loan losses                                                            (9,159)         (9,732)
                                                                               ------------    ------------
     Net loans                                                                      395,303         409,543
Cash surrender value of life insurance                                               15,222          14,953
Mortgage servicing rights                                                             2,681           2,772
Premises and equipment, net                                                          13,938          13,463
Goodwill                                                                              6,963           6,963
Intangible assets, net                                                                  616             703
Other real estate                                                                       669             420
Other assets                                                                          6,067           6,266
                                                                               ------------    ------------

         Total assets                                                          $    665,424    $    669,546
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     70,621    $     55,800
         Interest-bearing                                                           450,579         456,677
                                                                               ------------    ------------
              Total deposits                                                        521,200         512,477
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 4,678          12,722
     Advances from the Federal Home Loan Bank                                        56,100          61,900
     Notes payable                                                                    9,172           6,629
     Series B mandatory redeemable preferred stock                                      831             831
     Other borrowed funds                                                                11              --
     Other liabilities                                                                4,683           4,740
                                                                               ------------    ------------
         Total liabilities                                                          596,675         599,299
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,672,643 shares issued at June 30, 2005 and
         4,640,907 shares issued at December 31, 2004                                 4,673           4,641
     Additional paid-in capital                                                      23,021          22,632
     Retained earnings                                                               47,956          46,592
     Accumulated other comprehensive income                                           1,065           1,351
                                                                               ------------    ------------
                                                                                     77,215          75,716
     Treasury stock, at cost; 749,625 shares at June 30, 2005
         and 608,763 at December 31, 2004                                            (8,466)         (5,469)
                                                                               ------------    ------------
              Total stockholders' equity                                             68,749          70,247
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    665,424    $    669,546
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2005 and 2004 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                    -----------------------    -----------------------
                                                       2005         2004          2005         2004
                                                    ----------   ----------    ----------   ----------
Interest income
    Loans                                           $    6,751   $    7,035    $   13,201   $   14,303
    Securities
       Taxable                                           1,484        1,485         2,909        3,390
       Exempt from federal income taxes                    263          318           521          643
    Federal funds sold and other                            47            5            56           15
                                                    ----------   ----------    ----------   ----------
       Total interest income                             8,545        8,843        16,687       18,351
Interest expense
    Deposits                                             2,571        2,456         4,890        5,287
    Federal funds purchased and securities sold
      under agreements to repurchase                        37           40           111           53
    Advances from the Federal Home Loan Bank               550          728         1,133        1,499
    Series B mandatory redeemable preferred stock           13           13            25           25
    Notes payable                                           94           75           163          155
                                                    ----------   ----------    ----------   ----------
          Total interest expense                         3,265        3,312         6,322        7,019
                                                    ----------   ----------    ----------   ----------
Net interest income                                      5,280        5,531        10,365       11,332
Provision for loan losses                                   --          500           100        1,250
                                                    ----------   ----------    ----------   ----------
Net interest income after
    provision for loan losses                            5,280        5,031        10,265       10,082
Noninterest income
    Service charges                                        525          803         1,008        1,514
    Merchant Fee Income                                     --           12            --           68
    Trust income                                           187          180           402          364
    Mortgage banking income                                364          647           704        1,215
    Insurance commissions and fees                         472          608           893        1,241
    Banked owned life insurance                            135          173           269          345
    Securities gains, net                                   --           10            --           10
    Gain on sale of assets, net                              1          466             3          725
    Other income                                           347          291           602          632
                                                    ----------   ----------    ----------   ----------
                                                         2,031        3,190         3,881        6,114
Noninterest expenses
    Salaries and employee benefits                       3,366        4,136         6,842        8,286
    Occupancy expense, net                                 385          559           779        1,111
    Furniture and equipment expense                        461          573           885        1,130
    Marketing                                              128          157           224          325
    Supplies and printing                                   86          115           163          230
    Telephone                                              106          142           213          296
    Other real estate owned expense                         29           (3)           34            4
    Amortization of intangible assets                       43           51            87          103
    Other expenses                                       1,023        1,299         1,946        2,523
                                                    ----------   ----------    ----------   ----------
                                                         5,627        7,029        11,173       14,008
                                                    ----------   ----------    ----------   ----------
Income before income taxes                               1,684        1,192         2,973        2,188
Income taxes                                               302          279           627          475
                                                    ----------   ----------    ----------   ----------
Net income                                               1,382          913         2,346        1,713
Preferred stock dividends                                   52           52           104          104
                                                    ----------   ----------    ----------   ----------
Net income for common stockholders                  $    1,330   $      861    $    2,242   $    1,609
                                                    ==========   ==========    ==========   ==========
Basic earnings per common share                     $     0.33   $     0.21    $     0.56   $     0.40
                                                    ==========   ==========    ==========   ==========
Diluted earnings per common share                   $     0.33   $     0.21    $     0.55   $     0.39
                                                    ==========   ==========    ==========   ==========

Total comprehensive income                          $    1,521   $   (1,119)   $    2,060   $     (207)
                                                    ==========   ==========    ==========   ==========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004 (In Thousands)
--------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                        ------------------------
                                                                           2005          2004
                                                                        ----------    ----------
Cash flows from operating activities
    Net income                                                          $    2,346    $    1,713
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation                                                           968         1,085
        Amortization of intangible assets                                       87           103
        Amortization of mortgage servicing rights                               91            29
        Amortization of unearned compensation
           under stock option plans                                             --             2
        Amortization of bond premiums, net                                     584           895
        Provision for loan losses                                              100         1,250
        Provision for deferred income taxes                                    466          (975)
        Net change in BOLI                                                    (269)         (346)
        Net change in OREO                                                    (309)           63
        Gain on sale of assets                                                  (3)         (725)
        Gain on sale of real estate acquired
           in settlement of loans                                               (7)           --
        Securities gains, net                                                   --           (10)
        Gain on sale of loans                                                 (540)       (1,160)
        Proceeds from sales of loans held for sale                          22,927        53,452
        Origination of loans held for sale                                 (20,710)      (50,025)
        Change in assets and liabilities
           (Increase) decrease in other assets                                (287)        1,818
           Increase in other liabilities                                       124         1,188
                                                                        ----------    ----------
              Net cash provided by operating activities                      5,568         8,357
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                27,795        50,639
       Proceeds from sales                                                      --        11,438
       Purchases                                                           (29,757)      (25,542)
    Purchase of loans                                                       (3,275)           --
    Net decrease in loans                                                   15,738        18,978
    Proceeds from sale of assets                                                --            30
    Purchase of premises and equipment                                      (1,440)       (1,124)
    Proceeds from sale of real estate acquired in settlement of loans           67           198
    Proceeds from Sale of Blandinsville                                         --        (9,984)
                                                                        ----------    ----------
              Net cash provided by investing activities                      9,128        44,633
Cash flows from financing activities
    Net decrease in deposits                                                 8,723       (41,884)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                    (8,044)         (197)
    Payments on notes payable                                                 (542)         (577)
    Proceeds from notes payable                                              3,085            --
    Net decrease in other borrowed funds                                        11            --
    Net decrease in advances from the Federal Home Loan Bank                (5,800)       (4,750)
    Dividends on common stock                                                 (878)         (807)
    Dividends on preferred stock                                              (104)         (104)
    Proceeds from exercise of stock options                                    420           103
    Purchase of treasury stock                                              (2,997)           --
                                                                        ----------    ----------
          Net cash used in financing activities                             (6,126)      (48,216)
                                                                        ----------    ----------
Net increase in cash and cash equivalents                                    8,570         4,774
Cash and cash equivalents
    Beginning of period                                                     22,802        22,198
                                                                        ----------    ----------
    End of period                                                       $   31,372    $   26,972
                                                                        ==========    ==========
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                         $    6,129    $    7,319
       Income taxes                                                            643           476

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The annualized results of operations during the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. All financial information is in thousands (000's), except per share data.

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

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               -----------------------   -----------------------
                                                  2005         2004         2005         2004
                                               ----------   ----------   ----------   ----------
Net income as reported
    for common stockholders                         1,330   $      861   $    2,242   $    1,609
Deduct: stock-based compensation expense
    Determined under fair value based method           27           30           57           60
                                               ----------   ----------   ----------   ----------

Pro forma net income                                1,303   $      831   $    2,185   $    1,549
                                               ==========   ==========   ==========   ==========

Basic earnings
    per common share as reported                     0.33   $     0.21   $     0.56   $     0.40
Pro forma basic earnings
    per common share                                 0.33         0.21         0.54         0.38

Diluted earnings
    per common share as reported                     0.33   $     0.21   $     0.55   $     0.39
Pro forma diluted earnings
    per common share                                 0.32         0.20         0.53         0.38

                                       4.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

         Basic earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of issued and outstanding stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share
                                               Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                             -----------------------   -----------------------
                                                2005         2004         2005         2004
                                             ----------   ----------   ----------   ----------
Net income
    available to common shareholders         $    1,330   $      861   $    2,242   $    1,609
Weighted average common shares outstanding        3,993        4,037        4,021        4,034
                                             ----------   ----------   ----------   ----------

Basic Earnings Per Common Share              $     0.33   $      .21   $     0.56   $     0.40
                                             ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share

Weighted average common shares outstanding   $    3,993   $    4,037   $    4,021   $    4,034
Add: dilutive effect of assumed exercised
    stock options                                    62           78           62           80
                                             ----------   ----------   ----------   ----------
Weighted average common and dilutive
    Potential shares outstanding                  4,055        4,115        4,083        4,114
                                             ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share            $     0.33   $     0.21   $     0.55   $     0.39
                                             ==========   ==========   ==========   ==========

         There were approximately 40,000 and 20,000 options outstanding at June 30, 2005 and 2004, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 30.7% of the Company's 2005 second quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $192,593 at June 30, 2005 compared to $191,661 at December 31, 2004. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2005 and December 31, 2004, respectively:

                                                                     June 30, 2005
                                                       -------------------------------------------
                                                                         Gross           Gross
                                                          Fair         Unrealized      Unrealized
                                                          Value          Gains           Losses
                                                       ------------   ------------    ------------
U.S. government agencies                               $     22,258   $         32    $       (124)
States and political subdivisions                            22,382            676              (9)
U.S. government mortgage-backed securities                  120,451          1,252            (334)
Collateralized mortgage obligations                           1,216             --              (6)
Equity securities                                            18,207             47              (9)
Corporate                                                     8,079            195              --
                                                       ------------   ------------    ------------

                                                       $    192,593   $      2,202    $       (482)
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

                                       6.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4. Loans

       The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of June 30, 2005 and December 31, 2004, respectively:

                                June 30, 2005              December 31, 2004
                           ------------------------    ------------------------
                                $            %              $             %
                           ----------    ----------    ----------    ----------
Commercial                 $   86,819         21.47%   $   91,941         21.93%
Agricultural                   28,054          6.94        28,718          6.85
Real estate:
    Commercial mortgages      128,649         31.80       129,597         30.91
    Construction               39,101          9.67        38,882          9.27
    Agricultural               26,413          6.53        30,601          7.30
    1-4 family mortgages       78,524         19.41        77,566         18.50
Installment                    16,449          4.07        21,502          5.13
Other                             453          0.11           468          0.11
                           ----------    ----------    ----------    ----------
Total loans                   404,462        100.00%      419,275        100.00%
                                         ==========                  ==========
Allowance for loan losses      (9,159)                     (9,732)
                           ----------                  ----------

    Loans, net             $  395,303                  $  409,543
                           ==========                  ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 are summarized below:

                                         Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2005          2004          2005          2004
                                      ----------    ----------    ----------    ----------
Beginning balance                     $    9,948    $    9,882    $    9,732    $    9,011

Charge-offs:
    Commercial                               464           412           464           806
    Real estate mortgages                    419            71           425           143
    Installment and other loans               82           125           279           306
                                      ----------    ----------    ----------    ----------
       Total charge-offs                     965           608         1,168         1,255
                                      ----------    ----------    ----------    ----------
Recoveries:
    Commercial                                10           379           302           931
    Real estate mortgages                    122             0           138           193
    Installment and other loans               44            71            55            94
                                      ----------    ----------    ----------    ----------
       Total recoveries                      176           450           495         1,218
                                      ----------    ----------    ----------    ----------
Net charge-offs                              789           158           673            37
                                      ----------    ----------    ----------    ----------

Provision for loan losses                      0           500           100         1,250
                                      ----------    ----------    ----------    ----------
    Ending balance                    $    9,159    $   10,224    $    9,159    $   10,224
                                      ==========    ==========    ==========    ==========
Period end total loans, net of
  unearned interest                   $  404,462    $  453,676    $  404,462    $  453,676
                                      ==========    ==========    ==========    ==========


Average loans                         $  414,289    $  461,698    $  415,909    $  464,524
                                      ==========    ==========    ==========    ==========

Ratio of net charge-offs to
    average loans                           0.19%         0.03%         0.16%         0.01%
Ratio of provision for loan losses
    to average loans                        0.00%         0.11%         0.02%         0.28%
Ratio of allowance for loan losses
    to ending total loans                   2.26%         2.25%         2.26%         2.25%
Ratio of allowance for loan losses
    to total nonperforming loans          238.83%       176.43%       238.83%       176.43%
Ratio of allowance at end of period
    to average loans                        2.21%         2.21%         2.20%         2.20%

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

         The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1 on page 4. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows:

                                                                       Three Months Ended
                                            --------------------------------------------------------------------------
                                                                          June 30, 2005
                                            --------------------------------------------------------------------------
                                              Banking        Mortgage      Financial         Other        Consolidated
                                              Segment        Banking       Services        Operations        Totals
                                            ------------   ------------   ------------    ------------    ------------

         Net interest income (loss)         $      5,277   $        110   $         (4)   $       (103)   $      5,280
         Other revenue                             1,041            391            656             (57)          2,031
         Other expense                             3,912            233            654             332           5,131
         Noncash Items
                Depreciation                         367             22             39              25             453
                Provision for loan losses             --             --             --              --              --
                Other Intangibles                     27             --             16              --              43
         Segment profit (loss)                     2,122            246            (83)           (601)          1,382
         Goodwill                                  5,143             --          1,820              --           6,963
         Segment assets                          657,916          3,906          3,975            (373)        665,424

                                                                       Three Months Ended
                                            --------------------------------------------------------------------------
                                                                          June 30, 2004
                                            --------------------------------------------------------------------------
                                              Banking        Mortgage      Financial         Other        Consolidated
                                              Segment        Banking       Services        Operations        Totals
                                            ------------   ------------   ------------    ------------    ------------
         Net interest income (loss)         $      5,336   $        236   $         --    $        (41)   $      5,531
         Other revenue                             1,722            660            819             (11)          3,190
         Other expense                             7,089            397          1,070          (2,159)          6,397
         Noncash Items
                Depreciation                         500             26             44              11             581
                Provision for loan losses            500             --             --              --             500
                Other Intangibles                     51             --             --              --              51
         Segment profit (loss)                       613            443           (431)            567             913
         Goodwill                                  5,822             --          1,820              --           7,642
         Segment assets                          733,201          3,633          6,938         (11,753)        732,019

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 7.  Segment Information (continued)

                                                                        Six Months Ended
                                            --------------------------------------------------------------------------
                                                                          June 30, 2005
                                            --------------------------------------------------------------------------
                                              Banking        Mortgage      Financial         Other        Consolidated
                                              Segment        Banking       Services        Operations        Totals
                                            ------------   ------------   ------------    ------------    ------------
         Net interest income (loss)         $     10,349   $        203   $         (8)   $       (179)   $     10,365
         Other revenue                             1,976            731          1,290            (116)          3,881
         Other expense                             7,743            477          1,402             593          10,215
         Noncash Items
                Depreciation                         690             45             83              53             871
                Provision for loan losses            100             --             --              --             100
                Other Intangibles                     57             --             30              --              87
         Segment profit (loss)                     3,735            412           (233)           (941)          2,346
         Goodwill                                  5,143             --          1,820              --           6,963
         Segment assets                          657,916          3,906          3,975            (373)        665,424


                                                                        Six Months Ended
                                            --------------------------------------------------------------------------
                                                                          June 30, 2004
                                            --------------------------------------------------------------------------
                                              Banking        Mortgage      Financial         Other        Consolidated
                                              Segment        Banking       Services        Operations        Totals
                                            ------------   ------------   ------------    ------------    ------------
         Net interest income (loss)         $     11,086   $        410   $         --    $       (164)   $     11,332
         Other revenue                             3,228          1,222          1,674             (10)          6,114
         Other expense                             9,940          1,122          2,150            (392)         12,820
         Noncash Items
                Depreciation                         875             51             87              72           1,085
                Provision for loan losses          1,250             --             --              --           1,250
                Other Intangibles                    103             --             --              --             103
         Segment profit (loss)                     2,146            459           (563)            146           1,713
         Goodwill                                  5,822             --          1,820              --           7,642
         Segment assets                          733,201          3,633          6,938         (11,753)        732,019

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition for the three and six months ended June 30, 2005 as compared to the same period in 2004. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2004 Annual Report on Form 10-K. Annualized results of operations during the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year of 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Second Quarter Highlights

     o Earnings per share increased 57.1% over the second quarter of 2004 and 50.0% over first quarter 2005 levels.

     o The Company experienced a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. The impact to earnings was approximately $0.06 per diluted share.

     o The net interest margin, reported at 3.59% at the end of the second quarter 2005, showed continued improvement as compared with 3.52% reported during the first quarter 2005 and 3.31% for the second quarter 2004.

     o The Company experienced favorable trends in expense control as noninterest expense levels decreased $1,402 or 19.9% during the second quarter of 2005 in comparison to the second quarter of 2004.

     o The Company did not record a provision for loan losses during the second quarter of 2005 as compared to a provision for loan losses of $500 in the second quarter of 2004.

     o The level of non-performing loans to total end of period loans totaled 0.95% as of June 30, 2005 compared to 1.28% at June 30, 2004 and 1.01%
          at December 31, 2004.

     o Loan demand in the second quarter remained soft, as total loans decreased $14,800 to $404,500 since December 31, 2004.

     o The Company's Board of Directors, in a continuing effort to enhance stockholder value, approved the payment of an $0.11 quarterly cash dividend on the Company's common stock, marking the 81st consecutive quarter of dividends paid to stockholders.

     o The Company repurchased 129,362 shares of Company common stock under the Company's stock repurchase plan and announced an extension of the current repurchase plan to commence at the conclusion of the existing program.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Results of Operations

     Net Income

         Net income equaled $1,382 or $0.33 per diluted share for the three months ended June 30, 2005, versus $913 or $0.21 per diluted share for the same period in 2004. For the six months ended June 30, 2005, net income equaled $2,346 or $0.55 per diluted share compared to $1,713 or $0.39 per diluted share earned in the same period during 2004.

         The Company's quarterly results were positively impacted by improved asset quality that allowed lower than anticipated funding for the provision of loan losses, aggressive management of noninterest expense levels, and a shift in the funding mix leading to a savings in interest expense. These items were partially offset by decreases in interest income due to a reduction in loan balances and an adverse shift in the earning-asset mix from higher yielding loans to lower yielding securities. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division due to a slowdown in new and refinancing activity and lower revenue generation from the insurance and brokerage product lines.

         Return on average assets was 0.83% for the second quarter of 2005 compared to 0.49% for the same period in 2004. Return on average assets was 0.71% for the six month period ended June 30, 2005 compared to 0.45% for the same period in 2004.

         Return on average stockholders' equity was 7.94% for the second quarter of 2005 compared to 5.44% for the same period in 2004. Return on average stockholders' equity was 6.73% for the six month period ended June 30, 2005 compared to 5.05% for the same period in 2004.

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

         Net interest income, on a tax equivalent basis, was $5,438 for the three months ended June 30, 2005, compared with $5,714 earned during the same three-month period in 2004. This represented a decrease of $276 or 4.8% from the prior year period. The decline in net interest income is attributable to the quarter-over-quarter reduction of interest income earned on interest-earning assets totaling $323 which exceeded the quarter-over-quarter decrease in interest expense paid on interest bearing liabilities totaling $47.

         The $323 reduction in interest income resulted from a decrease of $1,133 due to volume which was partially offset by an increase in the applicable rate which generated an increase of $810. The majority of the change in interest income was related to the decrease in the volume within the loan portfolio as the divestiture of the Company's western Illinois sales and service centers reduced the portfolio by $49,801 for the second quarter of 2005 as compared to the same period in 2004. This was partially offset by higher rates driven from a more disciplined approach to pricing loans and the rising interest rate environment.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The $47 reduction in interest expense resulted from decreases of $488 associated with volume offset partially by a $441 increase associated with rate. The majority of the change was attributable to a $104,529 reduction in deposits related to the sale of the Company's branches in Western Illinois, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin increased 28 basis points to 3.59% in the second quarter 2005 as compared with 3.31% for the same period in 2004. The increase in the net interest margin in the second quarter 2005 when compared to 2004 resulted primarily from an increase in yields due to repricing of variable rate assets in a higher interest rate environment and a shift in the earning-asset mix to higher yielding loans from lower yielding investments.

         Net interest income, on a tax equivalent basis, for the six months ended June 30, 2005 totaled $10,681, representing a decrease of $1,021 or 8.7% compared to the $11,702 earned during the same period in 2004. The decline in net interest income is attributable to the year-over-year reduction of interest income earned on interest-earning assets totaling $1,718 which exceeded the year-over-year decrease in interest expense paid on interest bearing liabilities totaling $697. The net interest margin for the first six months of 2005 increased 23 basis points to 3.56% compared to 3.33% for the same period in 2004.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                For the Three Months Ended June 30,
                                       ----------------------------------------------------------
                                                  2005                           2004
                                       ---------------------------   ----------------------------
                                                 Interest                       Interest                     Change Due To:
                                       Average   Income/   Average   Average    Income/   Average    ------------------------------
                                       Balance   Expense    Rate     Balance    Expense    Rate       Volume      Rate       Net
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
ASSETS

Interest-earning assets
   Interest-earning deposits           $    158  $      3     7.62%  $     54   $     --       --%   $     --   $      3   $      3
   Securities (1)
     Taxable                            164,510     1,481     3.61    203,307      1,483     2.93        (312)       310         (2)
     Non-taxable (2)                     22,018       399     7.27     26,424        484     7.35         (92)         7        (85)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
       Total securities (tax
         equivalent)                    186,528     1,880     4.04    229,731      1,967     3.43        (404)       317        (87)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Federal funds sold                   6,424        47     2.93      1,969          6     1.22          25         16         41
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Loans (3)(4)
       Commercial                       119,364     2,018     6.79    134,872      1,837     5.46        (228)       409        181
       Real estate                      276,962     4,338     6.29    293,238      4,467     6.11        (251)       122       (129)
       Installment and other             17,963       417     9.31     33,588        749     8.94        (275)       (57)      (332)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
         Gross loans (tax
           equivalent)                  414,289     6,773     6.56    461,698      7,053     6.13        (754)       474       (280)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
           Total interest-earning
              assets                    607,399     8,703     5.75    693,452      9,026     5.22      (1,133)       810       (323)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents             19,889                        21,806
   Premises and equipment, net           13,818                        16,348
   Other assets                          23,975                        24,938
                                       --------                      --------
     Total nonearning assets             57,682                        63,092
                                       --------                      --------
       Total assets                    $665,081                      $756,544
                                       ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                        $ 71,981  $    204     1.14%  $ 46,400   $     49     0.42%   $     38   $    117   $    155
   Money market accounts                 58,944       234     1.59    114,406        304     1.07        (183)       113        (70)
   Savings deposits                      44,028        51     0.46     50,207         66     0.53          (7)        (8)       (15)
   Time deposits                        282,356     2,082     2.96    307,116      2,025     2.64        (173)       230         57
   Federal funds purchased and
     repurchase agreements                4,921        37     3.02     11,000         40     1.46         (30)        27         (3)
   Advances from FHLB                    57,056       550     3.87     71,304        728     4.10        (139)       (39)      (178)
   Other Borrowed Funds                     374        --     6.43                                         --         --         --
   Notes payable                          8,660       107     4.96      8,142        100     4.93           6          1          7
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Total interest-bearing
        liabilities                     528,320     3,265     2.48    608,575      3,312     2.18        (488)       441        (47)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits          63,049                        76,363
   Other liabilities                      3,860                         4,110
                                       --------                      --------
     Total noninterest-bearing
        liabilities                      66,909                        80,473
                                       --------                      --------
   Stockholders' equity                  69,852                        67,496
                                       --------                      --------
   Total liabilities and
       stockholders' equity            $665,081                      $756,544
                                       ========                      ========
   Net interest income (tax
       equivalent)                               $  5,438                       $  5,714             $   (645)  $    369   $   (276)
                                                 ========                       ========             ========   ========   ========
   Net interest income (tax
       equivalent) to total
       earning assets                                         3.59%                          3.31%
                                                          ========                       ========
   Interest-bearing liabilities
       to earning assets                  86.98%                        87.76%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME


                                                  For the Six Months Ended June 30,
                                       ----------------------------------------------------------
                                                  2005                           2004
                                       ---------------------------   ----------------------------
                                                 Interest                       Interest                     Change Due To:
                                       Average   Income/   Average   Average    Income/   Average    ------------------------------
                                       Balance   Expense    Rate     Balance    Expense    Rate       Volume      Rate       Net
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
ASSETS

Interest-earning assets
   Interest-earning deposits           $    143  $      3     4.23%  $    129   $      1     1.55%   $     --   $      2   $      2
   Securities (1)
     Taxable                            163,438     2,906     3.59    213,652      3,388     3.18        (872)       390       (482)
     Non-taxable (2)                     22,186       790     7.18     26,677        975     7.33        (206)        21       (185)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
       Total securities (tax
         equivalent)                    185,624     3,696     4.02    240,329      4,363     3.64      (1,078)       411       (667)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Federal funds sold                   4,051        56     2.79      2,629         15     1.14          11         30         41
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Loans (3)(4)
       Commercial                       119,533     3,866     6.53    136,686      3,840     5.63        (522)       548         26
       Real estate                      277,207     8,517     6.20    292,160      8,874     6.09        (499)       142       (357)
       Installment and other             19,169       865     9.10     35,678      1,628     9.15        (754)        (9)      (763)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
         Gross loans (tax
           equivalent)                  415,909    13,248     6.43    464,524     14,342     6.19      (1,775)       681     (1,094)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
           Total interest-earning
              assets                    605,727    17,003     5.66    707,611     18,721     5.31      (2,842)     1,124     (1,718)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents             18,729                        22,015
   Premises and equipment, net           13,630                        16,353
   Other assets                          23,919                        26,970
                                       --------                      --------
     Total nonearning assets             56,278                        65,338
                                       --------                      --------
       Total assets                    $662,005                      $772,949
                                       ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                        $ 71,272  $    369     1.04%  $ 46,894   $    116     0.50%   $     82   $    171   $    253
   Money market accounts                 58,554       448     1.54    116,309        653     1.13        (392)       187       (205)
   Savings deposits                      43,661       113     0.52     49,821        145     0.58         (17)       (15)       (32)
   Time deposits                        279,146     3,960     2.86    322,258      4,373     2.72        (621)       208       (413)
   Federal funds purchased and
     repurchase agreements                7,993       111     2.80      6,605         53     1.61          13         45         58
   Advances from FHLB                    58,624     1,133     3.90     72,887      1,499     4.12        (288)       (78)      (366)
   Other borrowed funds                     188        --     6.44         --         --       --          --          6          6
   Notes payable                          8,102       188     4.68      8,006        180     4.51           2          6          8
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
     Total interest-bearing
        liabilities                     527,540     6,322     2.42    622,780      7,019     2.26      (1,221)       524       (697)
                                       --------  --------  -------   --------   --------  -------    --------   --------   --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits          60,211                        77,215
   Other liabilities                      3,946                         4,779
                                       --------                      --------
     Total noninterest-bearing
        liabilities                      64,157                        81,994
                                       --------                      --------
   Stockholders' equity                  70,308                        68,175
                                       --------                      --------
   Total liabilities and
       stockholders' equity            $662,005                      $772,949
                                       ========                      ========
   Net interest income (tax
       equivalent)                               $ 10,681                       $ 11,702             $ (1,621)  $    600   $ (1,021)
                                                 ========                       ========             ========   ========   ========
   Net interest income (tax
       equivalent) to total
       earning assets                                         3.56%                          3.33%
                                                          ========                       ========
   Interest-bearing liabilities
       to earning assets                  87.09%                        88.01%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    Provision for Loan Losses

         The Company did not record a provision for loan losses charged to operating expense for the second quarter of 2005, representing a decrease of $500 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the six months ended June 30, 2005 totaled $100, a decrease of $1,150 from $1,250 recorded during the same period a year ago. The decrease in the provision was primarily due to a decrease in non-performing and action/watch list loans from the second quarter of 2004 through the second quarter of 2005, as well as resolutions through successful workout strategies that have been executed. Additionally, several loans for which there was a specific allocation were collected in full during the period.

         Net charge-offs for the second quarter of 2005 were $789 compared with $158 for the comparable period in 2004. The majority of the charge-offs for the second quarter was specifically allocated for within the provision. Annualized net charge-offs increased to 0.19% of average loans for the second quarter of 2005 compared with 0.03% in the same period in 2004. Net charge-off for the six months ended June 30, 2005 were $673 compared with $37 for the comparable period in 2004. Annualized net charge-offs increased to 0.16% of average loans for the six months ended June 30, 2005 compared to 0.01% in the same period in 2004. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                           -----------------------   -----------------------
                                              2005         2004         2005         2004
                                           ----------   ----------   ----------   ----------
     Service charges                       $      525   $      803   $    1,008   $    1,514
     Merchant fee income                           --           12           --           68
     Trust income                                 187          180          402          364
     Mortgage banking income                      364          647          704        1,215
     Insurance commissions and fees               472          608          893        1,241
     Bank Owned Life Insurance                    135          173          269          345
     Securities gains, net                         --           10           --           10
     Gain on the sale of assets                     1          466            3          725
     Other income                                 347          291          602          632
                                           ----------   ----------   ----------   ----------
                                           $    2,031   $    3,190        3,881   $    6,114
                                           ==========   ==========   ==========   ==========

          Noninterest income totaled $2,031 for the three months ended June 30, 2005, compared to $3,190 for the same period in 2004. Exclusive of the gain on sale of assets and net securities gains for both periods, noninterest income equaled $2,030 for the three months ended June 30, 2005, compared to $2,714 for the same period in 2004. This represented a decrease of $684 or 25%. The quarter-over-quarter decrease was primarily attributable to a decrease in mortgage banking income related to a slowdown in new and refinancing loan production activity and a decrease in insurance revenue related to lower production volumes and account retention in 2005 versus 2004. Also contributing were volume related decreases in overdraft fees (included in service charges) and service charges due to the Company's exiting of their western Illinois sales and service centers in 2004. Additionally, most other fee categories for the quarter have shown a decrease as well when compared to 2004 results for the same period.

       Noninterest income totaled $3,881 for the six months ended June 30, 2005, compared to $6,114 for the same time frame in 2004. Excluding all gains on sale of assets and net securities gains for both periods, noninterest income decreased $1,501 or 28%. The change was largely reflective of the same items discussed regarding the second quarter.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                             Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                            -----------------------    -----------------------
                                               2005         2004          2005         2004
                                            ----------   ----------    ----------   ----------
     Salaries and employee benefits         $    3,366   $    4,136    $    6,842   $    8,286
     Occupancy expense, net                        385          559           779        1,111
     Furniture and equipment expense               461          573           885        1,130
     Marketing                                     128          157           224          325
     Supplies and printing                          86          115           163          230
     Telephone                                     106          142           213          296
     Other real estate owned expense                29           (3)           34            4
     Amortization of intangible assets              43           51            87          103
     Other expenses                              1,023        1,299         1,946        2,523
                                            ----------   ----------    ----------   ----------
                                            $    5,627   $    7,029    $   11,173   $   14,008
                                            ==========   ==========    ==========   ==========

         Noninterest expense totaled $5,627 for the three months ended June 30, 2005, as compared to $7,029 for the same period in 2004. This represented a decrease of $1,402 or 20%. This improvement in noninterest expense was primarily due to savings related to the divestiture of the Company's western Illinois sales and service centers leading to the decreases experienced for salary and employee benefits, occupancy expense, marketing, supplies, telephone and other expense categories. Additionally, legal fees associated with the workout of problem credits have declined as asset quality continues to improve. Finally, management's continued efforts to contain costs have led to decreases in most all other expense categories.

         Noninterest expense totaled $11,173 for the six months ended June 30, 2005, decreasing by $2,835 or 20% from the same period in 2004. The change was largely reflective of the same items discussed regarding the second quarter.

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months and six months ended June 30, 2005 and 2004.

                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                       ------------------------    ------------------------
                                          2005          2004          2005          2004
                                       ----------    ----------    ----------    ----------
Income before income taxes             $    1,684    $    1,192    $    2,973    $    2,188
Applicable income taxes                       302           279           627           475
Effective tax rates                          17.9%         23.4%         21.1%         21.7%

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The Company recorded an income tax expense of $302 and of $279 for the three months ended June 30, 2005 and 2004, respectively. Effective tax rates equaled 17.9% and 23.4% respectively, for such periods. In the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding this refund, the effective tax rate would have been 32.8%.

         The Company recorded income tax expense of $627 and $475 for the six months ended June 30, 2005 and 2004, respectively. Effective tax rates equaled 21.1% and 21.7% respectively, for such periods.

         The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from Illinois State tax. Second, the level of tax-exempt income has increased as a percentage of taxable income. Third, state income taxes were lower due to a refund from amended tax returns for prior years. Finally, the Company has reduced tax expense through various tax planning initiatives.

     Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended June 30, 2005 and 2004, respectively. The Company paid $104 in preferred stock dividends for the six months ended June 30, 2005 and 2004, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2005 and December 31, 2004, respectively:

                                                           June 30, 2005
                                    ----------------------------------------------------------
                                                         Net Interest Income
                                    ----------------------------------------------------------
                                       Amount                     Change               Change
                                    -----------                -----------            --------
                                                        (Dollars in Thousands)
         +200 bp                    $    22,661                $     1,082                5.01%
         +100 bp                         22,185                        606                2.81
           Base                          21,579                         --                  --
         -100 bp                         20,584                       (996)              (4.61)
         -200 bp                         19,165                     (2,414)             (11.19)

         Based upon the Company's model at June 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $1,082 or 5.01%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $(2,414) or (11.19%).

                                                          December 31, 2004
                                    ----------------------------------------------------------
                                                         Net Interest Income
                                    ----------------------------------------------------------
                                       Amount                     Change               Change
                                    -----------                -----------            --------
                                                        (Dollars in Thousands)
         +200 bp                    $    21,070                $       996                4.96%
         +100 bp                         20,635                        560                2.79
           Base                          20,074                         --                  --
         -100 bp                         19,048                     (1,026)              (5.11)
         -200 bp                         17,558                     (2,515)             (12.53)

         Based upon the Company's model at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $996 or 4.96%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $(2,515) or (12.53%).

Financial Condition

     General

         As of June 30, 2005, the Company had total assets of $665,424, total gross loans of $404,462, total deposits of $521,200 and total stockholders' equity of $68,749. Total assets decreased by $4,122 or 0.6% from year-end 2004. Total gross loans decreased by $14,813 or 3.53% from year-end 2004. Total deposits increased by $8,723 or 1.7% from year-end 2004.

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

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                             2005                          2004
                                                     --------------------    --------------------------------
                                                      Jun 30,     Mar 31,     Dec 31,    Sept 30,     Jun 30,
                                                     --------    --------    --------    --------    --------
Non-accrual loans                                    $  3,217    $  4,176    $  3,649    $  3,753    $  5,293
Loans 90 days past due and still accruing interest        618         846         553         771         502
                                                     --------    --------    --------    --------    --------
     Total nonperforming loans                          3,835       5,022       4,202       4,524       5,795
Other real estate owned                                   669         400         420          90         164
                                                     --------    --------    --------    --------    --------

     Total nonperforming assets                      $  4,504    $  5,422    $  4,622    $  4,614    $  5,959
                                                     ========    ========    ========    ========    ========

Nonperforming loans to total end of period loans         0.95%       1.19%       1.00%       1.09%       1.28%
Nonperforming assets to total end of period loans        1.11        1.29        1.10        1.11        1.31
Nonperforming assets to total end of period assets       0.68        0.82        0.69        0.69        0.81

         The level of nonperforming loans at June 30, 2005 decreased to $3,835 from the $4,202 that existed as of December 31, 2004 and from the $5,795 that existed at June 30, 2004. The level of nonperforming loans to total end of period loans was 0.95% at June 30, 2005, as compared to 1.00% at December 31, 2004 and 1.28% at June 30, 2004. The reserve coverage ratio (allowance to nonperforming loans) was reported at 238.83% as of June 30, 2005 as compared to 231.60% as of December 31, 2004 and 176.43% as of June 30, 2004.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

      Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. If nonperforming loans are excluded, loans that management has classified as impaired totaled $6,644 at June 30, 2005 as compared to $6,892 at June 30, 2004, $7,782 at December 31, 2004 and $6,524
at March 31, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At June 30, 2005, the allowance for loan losses was $9,159 or 2.26% of total loans as compared to $9,732 or 2.32% at December 31, 2004, and $10,224 or 2.25% at June 30, 2004. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

         Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. If the economic climate deteriorates from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net increase in cash and cash equivalents of $8,570 from December 31, 2004 to June 30, 2005.

         During the first six months of 2005, the Company experienced net cash outflows of $6,126 in financing activities primarily due to decreases in Federal Home Loan Bank advances and federal funds purchased and securities sold under agreements to repurchase. In contrast, net cash inflows were provided by $5,568 in operating activities due to proceeds from sales of net loans and net income and $9,128 in investing activities largely due to the decrease in net loans.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2005.

                                                             Payments Due by Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Contractual Obligations                     Year       1-3 Years    4-5 Years    5 Years        Total
                                         ----------   ----------   ----------   ----------   ----------
Short-term debt                          $    8,860           --           --           --        8,860
Long-term debt                                   --   $      312   $       --   $       --   $      312
FHLB Advances                                14,400       30,500        3,200        8,000       56,100
                                         ----------   ----------   ----------   ----------   ----------

    Total contractual cash obligations   $   23,260   $   30,812   $    3,200   $    8,000   $   65,272
                                         ==========   ==========   ==========   ==========   ==========


                                                    Amount of Commitment Expiration per Period
                                         --------------------------------------------------------------
                                          Within 1                                After
Off-Balance Sheet Financial Instruments     Year       1-3 Years    4-5 Years    5 Years       Total
                                         ----------   ----------   ----------   ----------   ----------
Lines of credit                          $   73,806   $    4,863   $    3,583   $   14,361   $   86,952
Standby letters of credit                     6,745        1,063           --           --        7,808
                                         ----------   ----------   ----------   ----------   ----------

    Total commercial commitments         $   80,551   $    5,926   $    3,583   $   14,361   $   94,761
                                         ==========   ==========   ==========   ==========   ==========

Capital Resources

         Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2005 was $68,749, a decrease of $1,498 or 2.1%, from December 31, 2004. The decrease in stockholders' equity was largely the result of stock repurchase activity, dividends paid to shareholders and a decrease in accumulated other comprehensive income. These factors were offset by an increase in earnings for the first six months of 2005. Average quarterly equity as a percentage of average quarterly assets was 10.50% at June 30, 2005, compared to 9.98% at December 31, 2004. Book value per common share equaled $17.40 at June 30, 2005 compared to $17.30 at December 31, 2004.

         Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. On June 16, 2005, the Board of Directors amended the repurchase plan to enable the Company to acquire an additional 5% of its outstanding shares of common stock in the open market or in private transactions. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the current quarter, 129,362 shares were repurchased at a weighted average cost of $21.29.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 13.0% and 14.3%, respectively, at June 30, 2005. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Company's capital ratios:

                                                      December 31,           Minimum        Well
                                  June 30,     ------------------------      Capital     Capitalized
                                    2005          2004          2003         Ratios        Ratios
                                 ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital        $   62,191    $   63,347    $   59,851
Tier 2 risk-based capital             5,975         6,067         7,790
                                 ----------    ----------    ----------
Total capital                        68,166        69,414        67,641
Risk-weighted assets                477,989       485,325       556,729
Capital ratios
     Tier 1 risk-based capital         13.0%         13.0%         10.8%         4.00%         6.00%
     Tier 2 risk-based capital         14.3          14.3          12.2          8.00         10.00
     Leverage ratio                     9.4           9.5           7.7          4.00          5.00

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

Recent Regulatory and Accounting Developments

SFAS 123R, "Accounting for Stock-Based Compensation, Revised," requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after June 15, 2005 to the beginning of the next fiscal year. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

such future date, as well as the vesting periods provided, and so cannot currently be predicted. Adoption of SFAS 123R should not have a significant effect on the Company's financial position because total equity will not change.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on pages 19 and 20 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion on page 25 under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4. Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2005.

================================================================================================================
                                                                      Total Number of
                                                                    Shares Purchased as     Maximum Number of
                                                                     Part of Publicly      Shares that May Yet
                       Total Number of       Average Price Paid     Announced Plans or     Be Purchased Under
Period                 Shares Purchased           per Share              Programs         the Plans or Programs
================================================================================================================
04/01/05 -                          --                     --                     --                170,010
04/30/05
================================================================================================================
05/01/05 -                      66,768                 21.585                 66,768                103,242
05/31/05
================================================================================================================
06/01/05 -                      62,594                 20.975                 62,594                 40,648
06/30/05
================================================================================================================
Total (1) (2)                  129,362                 21.289                129,362                 40,648
================================================================================================================

     (1) Pursuant to the repurchase program that we originally announced on May 2, 2003 (the "Program"), the Company repurchased 129,362 shares at an average price per share of $21.29 of our common stock during the quarter ended June 30, 2005.

     (2) Our board of directors approved the repurchase by us of up to an aggregate of 5% of the outstanding shares of our common stock pursuant to the Program. The Program initially lasted for an eighteen month period, but was extended by our board of directors on September 23, 2004 until May 2, 2006. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.


Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the April 26, 2005 annual meeting of stockholders, Richard J. Berry, Walter E. Breipohl, and John A. Trainor were elected to serve as Class I directors until 2008. Continuing as Class II directors until 2006 are Robert J. Doty, I. J. Reinhardt, Jr. and Scott A. Yeoman. Continuing as Class III directors until 2007 are Dennis J. McDonnell, John A. Shinkle and Scott C. Sullivan.

         There were 4,059,110 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                        For            Withheld
                                                     ---------         --------
         Election of Directors

              Richard J. Berry                       3,510,175          71,437
              Walter E. Breipohl                     3,524,966          56,646
              John A. Trainor                        3,525,700          55,912

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         31.1 Certification of Scott A. Yeoman, President and Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Kurt R. Stevenson, Senior Vice President and Principal Financial and Accounting Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                       UNIONBANCORP, INC.

Date: August 11, 2005                  By: /s/ SCOTT A. YEOMAN
                                           -------------------------------------
                                           Scott A. Yeoman
                                           President and Principal Executive
                                           Officer


Date: August 11, 2005                  By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Senior Vice President and Principal
                                           Financial and Accounting Officer