Form 10-Q
period 2005-09-30
UNIONBANCORP INC
filed 2005-11-10
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2005
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Shares outstanding at November 10, 2005
-----------------------------            ---------------------------------------
Common Stock, Par Value $1.00                           3,855,776

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                               September 30, 2005


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o      Unaudited Consolidated Balance Sheets.........................1

         o      Unaudited Consolidated Statements of Income and

                           Comprehensive Income ..............................2

         o      Unaudited Consolidated Statements of Cash Flows...............3

         o      Notes to Unaudited Consolidated Financial Statements..........4

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

Item 4.  Submission of Matters to a Vote of Security Holders.................29

Item 5.  Other Information...................................................29

Item 6.  Exhibits............................................................29

SIGNATURES...................................................................30

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                          September 30,   December 31,
ASSETS                                                                        2005            2004
                                                                          ------------    ------------
     Cash and cash equivalents                                            $     23,577    $     22,802
     Securities available-for-sale                                             197,580         191,661
     Loans                                                                     405,884         419,275
     Allowance for loan losses                                                  (8,493)         (9,732)
                                                                          ------------    ------------
         Net loans                                                             397,391         409,543
     Cash value of life insurance                                               15,360          14,953
     Mortgage servicing rights                                                   2,607           2,772
     Premises and equipment                                                     14,126          13,463
     Goodwill                                                                    6,963           6,963
     Intangible assets, net                                                        572             703
     Other real estate                                                             194             420
     Other assets                                                                6,273           6,266
                                                                          ------------    ------------

         Total assets                                                     $    664,643    $    669,546
                                                                          ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
     Liabilities
         Deposits:
            Noninterest-bearing                                           $     56,130    $     55,800
            Interest-bearing                                                   466,813         456,677
                                                                          ------------    ------------
                Total deposits                                                 522,943         512,477
         Federal funds purchased and securities
            sold under agreements to repurchase                                  5,742          12,722
         Advances from the Federal Home Loan Bank                               53,100          61,900
         Notes payable                                                          10,105           6,629
         Series B manadatory redeemable preferred stock                            831             831
         Other liabilities                                                       4,258           4,740
                                                                          ------------    ------------
            Total liabilities                                                  596,979         599,299

     Stockholders' equity
         Preferred stock; 200,000 shares authorized; none issued                    --              --
         Series A convertible preferred stock; 2,765 shares authorized,            500             500
            2,762.24 shares outstanding (aggregate liquidation
            preference of $2,762)
         Series C preferred stock; 4,500 shares authorized; none issued             --              --
         Common stock, $1 par value; 10,000,000 shares authorized;
            4,677,893 shares issues at September 30, 2005 and
            4,640,907 shares issued at December 31, 2004                         4,678           4,641
         Additional paid-in capital                                             23,082          22,632
         Retained earnings                                                      48,541          46,592
         Accumulated other comprehensive income                                    895           1,351
                                                                          ------------    ------------
                                                                                77,696          75,716
         Treasury stock, at cost; 822,117 shares at September 30, 2005
            and 608,763 at December 31, 2004                                   (10,032)         (5,469)
                                                                          ------------    ------------
                Total stockholders' equity                                      67,664          70,247
                                                                          ------------    ------------

                Total liabilities and stockholders' equity                $    664,643    $    669,546
                                                                          ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2005 and 2004 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                         Three Months Ended        Nine Months ending
                                                            September 30,             September 30,
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
Interest income
      Loans                                            $    6,874   $    6,872   $   20,075   $   21,175
      Securities
           Taxable                                          1,589        1,304        4,498        4,694
           Exempt from federal income taxes                   241          312          762          955
      Federal funds sold and other                             16           17           72           32
                                                       ----------   ----------   ----------   ----------
           Total interest income                            8,720        8,505       25,407       26,856
                                                       ----------   ----------   ----------   ----------
Interest expense
      Deposits                                              2,832        2,347        7,722        7,634
      Federal funds purchased and securities sold
           under agreements to repurchase                      44           14          155           67
      Advances from the Federal Home Loan Bank                486          691        1,619        2,190
      Series B Mandatory Reedmable                             12           12           37           37
      Notes payable                                           130           78          293          233
                                                       ----------   ----------   ----------   ----------
           Total interest expense                           3,504        3,142        9,826       10,161
                                                       ----------   ----------   ----------   ----------
Net interest income before provision for loan losses        5,216        5,363       15,581       16,695
Provision for loan losses                                      50          200          150        1,450
                                                       ----------   ----------   ----------   ----------
Net interest income after provision for loan losses         5,166        5,163       15,431       15,245
                                                       ----------   ----------   ----------   ----------
Noninterest income:
      Service charges                                         490          742        1,498        2,256
      Trust income                                            193          179          595          543
      Mortgage banking income                                 357          450        1,061        1,665
      Insurance commissions and fees                          547          513        1,440        1,754
      Bank owned life insurance (BOLI)                        138          129          407          474
      Securities gains, net                                    --          122           --          132
      Gain on sale of Assets                                    1        3,369            4        4,094
      Other income                                            288          346          890        1,046
                                                       ----------   ----------   ----------   ----------
                                                            2,014        5,850        5,895       11,964
Noninterest expense:
      Salaries and employee benefits                        3,398        3,828       10,240       12,114
      Occupancy expense, net                                  407          613        1,186        1,724
      Furniture and equipment expense                         518          563        1,403        1,693
      Marketing                                               117          137          341          462
      Supplies and printing                                    86           91          249          321
      Telephone                                               113          129          326          425
      Other real estate owned expense                          12            4           46            8
      Amortization of intangible assets                        44           72          131          281
      Other expenses                                        1,055        1,206        3,001        3,623
                                                       ----------   ----------   ----------   ----------
                                                            5,750        6,643       16,923       20,651
                                                       ----------   ----------   ----------   ----------
      Income before income taxes                            1,430        4,370        4,403        6,558
Income taxes                                                  369        1,753          996        2,228
                                                       ----------   ----------   ----------   ----------
      Net income                                       $    1,061   $    2,617   $    3,407   $    4,330
Preferred stock dividends                                      52           52          156          156
                                                       ----------   ----------   ----------   ----------
Net income available for common stockholders           $    1,009   $    2,565   $    3,251   $    4,174
                                                       ==========   ==========   ==========   ==========

Basic earnings per common share                        $     0.26   $     0.64   $     0.82   $     1.03
                                                       ==========   ==========   ==========   ==========

Diluted earnings per common share                      $     0.25   $     0.62   $     0.80   $     1.02
                                                       ==========   ==========   ==========   ==========

Total comprehensive income                             $      891   $    4,140   $    2,951   $    3,933
                                                       ==========   ==========   ==========   ==========

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004 (In Thousands)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                       2005          2004
                                                                    ----------    ----------
Cash flows from operating activities
Net income                                                          $    3,407    $    4,330
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                      1,349         1,614
       Amortization of intangible assets                                   131           281
       Amortization of mortgage servicing rights                           165            36
       Amortization of unearned compensation
          under stock option plans                                          --             2
       Amortization of bond premiums, net                                  864         1,319
       Provision for loan losses                                           150         1,450
       Provision for deferred income taxes                                 292          (975)
       Net change in BOLI                                                 (407)         (474)
       Net change in OREO                                                 (301)            8
       Gain on sale of assets                                               (4)       (4,094)
       Gain on sale of real estate acquired
          in settlement of loans                                           (22)           --
       Securities gains, net                                                --          (132)
       Gain on sale of loans                                              (831)       (1,582)
       Proceeds from sales of loans held for sale                       43,876        72,212
       Origination of loans held for sale                              (44,547)      (69,075)
       Change in assets and liabilities
          (Increase) decrease in other assets                             (260)        2,472
          Increase in other liabilities                                   (231)        1,476
                                                                    ----------    ----------
              Net cash provided by operating activities                  3,631         8,868
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                            42,149        72,290
       Proceeds from sales                                                  --        18,796
       Purchases                                                       (49,677)      (31,033)
    Purchase of loans                                                   (3,275)           --
    Net decrease in loans                                               16,779        18,533
Purchase of premises and equipment                                      (2,008)       (1,881)
Proceeds from sale of real estate acquired in settlement of loans          549           317
Proceeds from Sale of Blandinsville                                         --       (50,835)
                                                                    ----------    ----------
              Net cash provided by investing activities                  4,517        26,187
Cash flows from financing activities
    Net increase (decrease) in deposits                                 10,466       (25,328)
    Net decrease in federal funds purchased
      and securities sold under agreements to repurchase                (6,980)         (500)
    Payments on notes payable                                           (1,064)         (223)
    Proceeds from notes payable                                          4,540            --
    Net decrease in advances from the Federal Home Loan Bank            (8,800)       (2,050)
    Dividends on common stock                                           (1,302)       (1,211)
    Dividends on preferred stock                                          (156)         (156)
    Proceeds from exercise of stock options                                486           103
    Purchase of treasury stock                                          (4,563)         (156)
                                                                    ----------    ----------
          Net cash used in financing activities                         (7,373)      (29,521)
                                                                    ----------    ----------
Net increase in cash and cash equivalents                                  775         5,534
Cash and cash equivalents
    Beginning of period                                                 22,802        22,198
                                                                    ----------    ----------
    End of period                                                   $   23,577    $   27,732
                                                                    ==========    ==========
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                     $    9,981    $   10,820
       Income taxes                                                      1,025           476

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The annualized results of operations during the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. All financial information is in thousands (000's), except per share data.

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

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               -----------------------   -----------------------
                                                  2005         2004         2005         2004
                                               ----------   ----------   ----------   ----------
Net income as reported
    for common stockholders                    $    1,009   $    2,565   $    3,251   $    4,174
Deduct: stock-based compensation expense
    Determined under fair value based method           27           30           81           90
                                               ----------   ----------   ----------   ----------

Pro forma net income                           $      982   $    2,535   $    3,170   $    4,084
                                               ==========   ==========   ==========   ==========

Basic earnings
    per common share as reported               $     0.26   $     0.64   $     0.82   $     1.03
Pro forma basic earnings
    per common share                           $     0.25   $     0.63   $     0.80   $     1.01

Diluted earnings
    per common share as reported               $     0.25   $     0.62   $     0.80   $     1.02
Pro forma diluted earnings
    per common share                           $     0.25   $     0.62   $     0.78   $     0.99

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 2.  Earnings Per Share

         Basic earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of issued and outstanding stock options. Computations for basic and diluted earnings per share are provided below:

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                  -----------------------   -----------------------
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
     Net income /(loss)
          available to common shareholders        $    1,009   $    2,565   $    3,251   $    4,174
     Weighted average common shares outstanding        3,895        4,034        3,979        4,034
                                                  ----------   ----------   ----------   ----------

     Basic Earnings/(loss) Per Common Share       $     0.26   $     0.64   $     0.82   $     1.03
                                                  ==========   ==========   ==========   ==========

     Diluted Earnings/(loss) Per Common Share

     Weighted average common shares outstanding        3,895        4,034        3,979        4,034
     Add: dilutive effect of assumed exercised
          stock options                                   64           72           61           77
                                                  ----------   ----------   ----------   ----------
     Weighted average common and dilutive
          potential shares outstanding                 3,959        4,106        4,040        4,111
                                                  ==========   ==========   ==========   ==========
     Diluted Earnings/(loss) Per Common Share     $     0.25   $     0.62   $     0.80   $     1.02
                                                  ==========   ==========   ==========   ==========

         There were approximately 40,000 and 20,000 options outstanding at September 30, 2005 and 2004, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 32.8% of the Company's 2005 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $197,580 at September 30, 2005 compared to $191,661 at December 31, 2004. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2005 and December 31, 2004, respectively:

                                                                   September 30, 2005
                                                      -------------------------------------------
                                                                        Gross           Gross
                                                         Fair         Unrealized      Unrealized
                                                         Value          Gains           Losses
                                                      ------------   ------------    ------------
         U.S. government agencies                     $     28,041   $         73    $       (206)
         States and political subdivisions                  21,010            593              (9)
         U.S. government mortgage-backed securities        113,639          1,101            (311)
         Collateralized mortgage obligations                 8,526             27              (2)
         Equity Securities                                  18,361             74             (14)
         Corporate                                           8,003            136              --
                                                      ------------   ------------    ------------
                                                      $    197,580   $      2,004    $       (542)
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

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of September 30, 2005 and December 31, 2004, respectively:

                                         September 30, 2005          December 31, 2004
                                      ------------------------    ------------------------
                                           $             %             $             %
                                      ----------    ----------    ----------    ----------
         Commercial                   $   83,630         20.60%   $   91,941         21.93%
         Agricultural                     29,317          7.22%       28,718          6.85%
         Real estate:
               Commercial mortgages      120,334         29.65%      129,597         30.91%
               Construction               50,275         12.39%       38,882          9.27%
               Agricultural               31,700          7.81%       30,601          7.30%
               1-4 family mortgages       75,627         18.63%       77,566         18.50%
         Installment                      14,495          3.57%       21,502          5.13%
         Other                               506          0.13%          468          0.11%
                                      ----------    ----------    ----------    ----------
         Total loans                  $  405,884           100%   $  419,275           100%
                                                    ==========                  ==========
         Allowance for loan losses        (8,493)                     (9,732)
                                      ----------                  ----------
               Loans, net             $  397,391                  $  409,543
                                      ==========                  ==========

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 are summarized below:

                                         Three Months Ended           Nine Months Ended
                                            September 30,                September 30,
                                      -------------------------    ------------------------
                                         2005           2004          2005          2004
                                      ----------     ----------    ----------    ----------
Beginning balance                     $    9,159     $   10,224    $    9,732    $    9,011
Charge-offs:
   Commercial                               (208)           429           256         1,235
   Real estate mortgages                   1,004              6         1,429           149
   Installment and other loans                15            129           294           435
                                      ----------     ----------    ----------    ----------
     Total charge-offs                       811            564         1,979         1,819
                                      ----------     ----------    ----------    ----------
Recoveries:
   Commercial                                 32             38           334           969
   Real estate mortgages                      36             --           174           193
   Installment and other loans                27             64            82           158
                                      ----------     ----------    ----------    ----------
     Total recoveries                         95            102           590         1,320
                                      ----------     ----------    ----------    ----------
Net charge-offs                              716            462         1,389           499
                                      ----------     ----------    ----------    ----------
Provision for loan losses                     50            200           150         1,450
                                      ----------     ----------    ----------    ----------
   Ending balance                     $    8,493     $    9,962    $    8,493    $    9,962
                                      ==========     ==========    ==========    ==========
Period end total loans, net of
   unearned interest                  $  405,884     $  413,941    $  405,884    $  413,941
                                      ==========     ==========    ==========    ==========
Average loans                         $  409,545     $  444,414    $  413,904    $  457,772
                                      ==========     ==========    ==========    ==========

Ratio of net charge-offs to
   average loans                            0.17%          0.10%         0.34%         0.11%
Ratio of provision for loan losses
   to average loans                         0.01%          0.05%         0.04%         0.32%
Ratio of allowance for loan losses
   to ending total loans                    2.09%          2.41%         2.09%         2.41%
Ratio of allowance for loan losses
   to total nonperforming loans           227.94%        220.20%       227.94%       220.20%
Ratio of allowance at end of period
   to average loans                         2.07%          2.24%         2.05%         2.18%

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

         The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1 on page 4. Segment performance is evaluated using net interest income. Information reported internally for performance assessment follows:

                                                                Three Months Ended
                                  --------------------------------------------------------------------------
                                                                September 30, 2005
                                  --------------------------------------------------------------------------
                                     Banking       Mortgage       Financial        Other        Consolidated
                                     Segment       Banking        Services       Operations        Totals
                                  --------------------------------------------------------------------------
Net interest income (loss)        $      5,317   $         41   $         (4)   $       (138)   $      5,216
Other revenue                            1,002            329            742             (59)          2,014
Other expense                            3,926            221            748             332           5,229
Noncash Items
      Depreciation                         394             22             38              24             478
      Provision for loan losses             50             --             --              --              50
      Other Intangibles                     29             --             15              --              44
Segment profit (loss)                    1,920            127            (63)           (553)          1,061
Goodwill                                 5,143             --          1,820              --           6,963
Segment assets                         656,009          4,284          4,350              --         664,643


                                                                Three Months Ended
                                  --------------------------------------------------------------------------
                                                                September 30, 2004
                                  --------------------------------------------------------------------------
                                     Banking       Mortgage       Financial        Other        Consolidated
                                     Segment       Banking        Services       Operations        Totals
                                  --------------------------------------------------------------------------
Net interest income (loss)        $      4,247   $      1,200   $         --    $        (84)   $      5,363
Other revenue                            4,651            516            673              10           5,850
Other expense                            2,377            552            784           2,185           5,898
Noncash Items
      Depreciation                         366             25             61             115             567
      Provision for loan losses            200             --             --              --             200
      Other Intangibles                    163             --             15              --             178
Segment profit (loss)                    5,792          1,139           (187)         (2,374)          2,617
Goodwill                                 5,143             --          1,820              --           6,963
Segment assets                         638,895         22,157          6,766              --         667,818

                                       9.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 7.  Segment Information (continued)

                                                                  Nine Months Ended
                                    --------------------------------------------------------------------------
                                                                  September 30, 2005
                                    --------------------------------------------------------------------------
                                       Banking       Mortgage       Financial        Other        Consolidated
                                       Segment       Banking        Services       Operations        Totals
                                    --------------------------------------------------------------------------
Net interest income (loss)          $     15,666   $        244   $        (12)   $       (317)   $     15,581
Other revenue                              2,978          1,060          2,032            (175)          5,895
Other expense                             11,669            698          2,150             925          15,444
Noncash items
      Depreciation                         1,084             67            121              77           1,349
      Provision for loan loss                150             --             --              --             150
      Amortization of Intangibles             86             --             45              --             131
Segment profit                             5,655            539           (296)         (1,494)          3,407
Goodwill                                   5,143             --          1,820              --           6,963
Segment assets                           656,009          4,284          4,350              --         664,643


                                                                  Nine Months Ended
                                    --------------------------------------------------------------------------
                                                                  September 30, 2004
                                    --------------------------------------------------------------------------
                                       Banking       Mortgage       Financial        Other        Consolidated
                                       Segment       Banking        Services       Operations        Totals
                                    --------------------------------------------------------------------------
Net interest income (loss)          $     15,333   $      1,610   $         --    $       (248)   $     16,695
Other revenue                              7,879          1,738          2,347              --          11,964
Other expense                             12,317          1,674          2,934           1,793          18,718
Noncash items
      Depreciation                         1,241             76            148             187           1,652
      Provision for loan loss              1,450             --             --              --           1,450
      Amortization of Intangibles            266             --             15              --             281
Segment profit                             7,938          1,598           (750)         (2,228)          4,330
Goodwill                                   5,143             --          1,820              --           6,963
Segment assets                           638,895         22,157          6,766              --         667,818

                                      10.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following discussion provides an analysis of the Company's results of operations and financial condition for the three and nine months ended September 30, 2005 as compared to the same period in 2004. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2004 Annual Report on Form 10-K. Annualized results of operations during the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year of 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

General

         UnionBancorp, Inc. is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its bank subsidiary, UnionBank (the "Bank"). The Company provides a full range of services to individual and corporate customers located in the north central and central Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Third Quarter Highlights

     o Earnings per share decreased 59.7% in comparison to the third quarter of 2004 and 24.2% in comparison to the second quarter 2005 levels.

     o The net interest margin, reported at 3.53% at the end of the third quarter 2005, showed an increase over the 3.38% for the third quarter 2004 and a decline as compared to the 3.59% for the second quarter 2005.

     o The Company experienced favorable trends in expense control as noninterest expense levels decreased $893 or 13.4% during the third quarter of 2005 in comparison to the third quarter of 2004.

     o Contributions to the provision for loan losses decreased $150 as compared to the third quarter of 2004.

     o The level of non-performing loans to total end of period loans totaled 0.92% as of September 30, 2005 compared to 1.09% at September 30, 2004 and 1.01% at December 31, 2004.

     o Loan demand in the third quarter remained soft, as total loans decreased $13,400 to $405,900 since December 31, 2004.

     o The Company's Board of Directors, in a continuing effort to enhance stockholder value, approved the payment of an $0.11 quarterly cash dividend on the Company's common stock, marking the 82nd consecutive quarter of dividends paid to stockholders.

     o The Company repurchased 72,492 shares of Company common stock under the Company's stock repurchase plan.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Results of Operations

     Net Income

         Net income equaled $1,061 or $0.25 per diluted share for the three months ended September 30, 2005, versus $2,617 or $0.62 per diluted share for the same period in 2004. For the nine months ended September 30, 2005, net income equaled $3,407 or $0.80 per diluted share compared to $4,330 or $1.02 per diluted share earned in the same period during 2004. Third quarter 2004 earnings included an approximate $1,700 or $0.41 per diluted share net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) associated with the Company's divestiture of five western Illinois sales and service locations. Excluding this net gain, net income would have equaled $917,000 or $0.21 per diluted share during the third quarter 2004.

         Return on average assets was 0.64% for the third quarter of 2005 compared to 1.46% for the same period in 2004. Return on average assets was 0.69% for the nine month period ended September 30, 2005 compared to 0.77% for the same period in 2004.

         Return on average stockholders' equity was 6.18% for the third quarter of 2005 compared to 15.40% for the same period in 2004. Return on average stockholders' equity was 6.55% for the nine month period ended September 30, 2005 compared to 8.51% for the same period in 2004.

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

         Net interest income, on a tax equivalent basis, was $5,363 for the three months ended September 30, 2005, compared with $5,547 earned during the same three-month period in 2004. This represented a decrease of $184 or 3.3% from the prior year period. The decline in net interest income is attributable to the quarter-over-quarter increase of interest income earned on interest-earning assets totaling $178 offset by the quarter-over-quarter increase in interest expense paid on interest bearing liabilities totaling $362.

         The $178 increase in interest income resulted from an increase in rate of $873 partially offset by a decrease of $695 due to volume. The majority of the change in interest income was related to the increases in rates experienced from the loan portfolio and the taxable portion of the securities portfolio. This was slightly offset by a decrease in the volume within the loan portfolio as the divestiture of the Company's western Illinois sales and service centers reduced the portfolio by $40,400 for the third quarter of 2005 as compared to the same period in 2004.

         The $362 increase in interest expense resulted from a decrease of $292 associated with volume offset by a $654 increase associated with rate. The majority of the change was attributable to a 55 basis point increase in the rates paid on time deposits and a 91 basis point increase in the rates paid on

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
NOW accounts. These increases in rates were partially offset by a $88,600 reduction in deposits related to the sale of the Company's branches in Western Illinois, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

         The net interest margin increased 15 basis points to 3.53% in the third quarter 2005 as compared with 3.38% for the same period in 2004. The increase in the net interest margin in the third quarter 2005 when compared to 2004 resulted primarily from an increase in yields due to repricing of variable rate assets in a higher interest rate environment.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2005 totaled $16,043, representing a decrease of $1,206 or 7.0% compared to the $17,249 earned during the same period in 2004. The decline in net interest income is attributable to the year-over-year reduction of interest income earned on interest-earning assets totaling $1,540 which exceeded the year-over-year decrease in interest expense paid on interest bearing liabilities totaling $334. The net interest margin for the first nine months of 2005 increased 21 basis points to 3.55% compared to 3.34% for the same period in 2004.

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
                       AND ANALYSIS OF NET INTEREST INCOME

                                             For the Three Months Ended September 30,
                                  ----------------------------------------------------------
                                             2005                           2004
                                  ---------------------------   ----------------------------
                                            Interest                       Interest                     Change Due To:
                                  Average   Income/   Average   Average    Income/   Average    ------------------------------
                                  Balance   Expense     Rate    Balance    Expense     Rate      Volume      Rate       Net
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
ASSETS
Interest-earning assets
   Interest earning deposits      $    211  $      2      3.76% $    148   $     --      0.00%  $     --   $      2   $      2
   Securities: (1)
     Taxable                       170,696     1,588      3.69%  177,728      1,305      2.91%       (54)       337        283
     Non-taxable (2)                20,433       365      7.09%   25,819        472      7.25%       (59)       (48)      (107)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
       Total securities (tax
         equivalent)               191,129     1,953      4.05%  203,547      1,777      3.46%      (113)       289        176
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
   Federal funds sold                1,850        16      3.43%    4,447         17      1.52%       (14)        13         (1)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
   Loans: (3) (4)
     Commercial                    116,435     2,018      6.88%  122,475      1,813      5.87%       (93)       298        205
     Real estate                   277,104     4,500      6.44%  292,531      4,401      5.97%      (238)       337         99
     Installment                    15,688       378      9.56%   29,408        681      9.19%      (237)       (66)      (303)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
       Gross Loans (tax
         equivalent)               409,227     6,896      6.69%  444,414      6,895      6.16%      (568)       569          1
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
         Total interest earning
           assets                  602,417     8,867      5.84%  652,556      8,689      5.28%      (695)       873        178
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents        20,973                        21,851
   Premises and equipment, net      13,881                        15,726
   Other assets                     22,650                        23,894
                                  --------                      --------
     Total nonearning-assets        57,504                        61,471
                                  --------                      --------

       Total assets               $659,921                      $714,027
                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   NOW accounts                   $ 75,893  $    266      1.39% $ 71,940   $     87      0.48%  $      5   $    174   $    179
   Money market accounts            59,913       293      1.94%   79,763        287      1.43%       (82)        88          6
   Savings deposits                 41,521        48      0.46%   47,518         63      0.53%        (7)        (8)       (15)
   Time deposits                   283,165     2,225      3.12%  294,275      1,909      2.57%       (75)       391        316
   Fed funds purchased and
     repurchase agreements           5,055        44      3.45%    2,752         14      2.02%        16         14         30
   Advances from FHLB & fed
     discount                       49,763       486      3.87%   67,987        691      4.03%      (179)       (26)      (205)
   AG & Comm Participations             11        --      0.00%       --         --      0.00%        --         --         --
   Notes payable                    10,610       142      5.31%    8,233         91      4.39%        30         21         51
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
     Total interest paying
       liabilities                 525,931     3,504      2.64%  572,468      3,142      2.18%      (292)       654        362
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------

Noninterest-bearing liabilities
   Noninterest-bearing deposits     61,537                        70,051
   Other liabilities                 4,304                         3,900
                                  --------                      --------
     Total noninterest-bearing
       liabilities                  65,841                        73,951
                                  --------                      --------
   Stockholders' equity             68,149                        67,608
                                  --------                      --------

   Total liabilities and
     stockholders' equity         $659,921                      $714,027
                                  ========                      ========
   Net interest income (tax
     equivalent)                            $  5,363                       $  5,547             $   (403)  $    219   $   (184)
                                            ========                       ========             ========   ========   ========
   Net interest income (tax
     equivalent) to total
     earning assets                                       3.53%                          3.38%
                                                      ========                       ========
   Interest-bearing liabilities
     to earning assets               87.30%                        87.73%
                                  ========                      ========

--------------------------------------------------------------------------------
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                          For the Nine Months Ended September 30,
                                  ----------------------------------------------------------
                                             2005                           2004
                                  ---------------------------   ----------------------------
                                            Interest                       Interest                     Change Due To:
                                  Average   Income/   Average   Average    Income/   Average    ------------------------------
                                  Balance   Expense     Rate    Balance    Expense     Rate      Volume      Rate       Net
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
ASSETS
Interest-earning assets:
   Interest-earning deposits      $    166  $      5      4.03% $    136   $      1      0.98%  $     --   $      4   $      4
   Securities: (1)
     Taxable                       165,884     4,494      3.62%  201,595      4,693      3.10%      (908)       709       (199)
     Non-taxable (2)                21,595     1,155      7.15%   26,389      1,447      7.30%      (271)       (21)      (292)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
       Total securities (tax
         equivalent)               187,479     5,649      4.03%  227,984      6,140      3.59%    (1,179)       688       (491)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
   Federal funds sold                3,309        72      2.91%    3,239         32      1.32%         1         39         40
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
   Loans: (3) (4)
     Commercial                    118,490     5,884      6.64%  134,245      5,653      5.61%      (716)       947        231
     Real estate                   277,172    13,017      6.28%  289,954     13,275      6.10%      (622)       364       (258)
     Installment and other          17,996     1,243      9.23%   33,573      2,309      9.16%    (1,083)        17     (1,066)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
       Gross loans (tax
         equivalent)               413,658    20,144      6.51%  457,772     21,237      6.18%    (2,421)     1,328     (1,093)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
         Total interest-earning
           assets                  604,612    25,870      5.72%  689,131     27,410      5.30%    (3,599)     2,059     (1,540)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------

Noninterest-earning assets
   Cash and cash equivalents        18,862                        21,960
   Premises and equipment, net      13,715                        16,142
   Other assets                     24,114                        25,932
     Total nonearning-assets        56,691                        64,034
                                  --------                      --------

       Total assets               $661,303                      $753,165
                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing Liabilities:
   NOW accounts                   $ 72,829  $    635      1.17% $ 55,304   $    203      0.49%  $     80   $    352   $    432
   Money market accounts            59,012       741      1.68%  104,038        940      1.20%      (492)       293       (199)
   Savings deposits                 42,940       161      0.50%   49,048        208      0.56%       (25)       (22)       (47)
   Time $100,000 and over               --        --      0.00%       --         --      0.00%        --         --         --
   Time deposits                   280,501     6,186      2.95%  312,862      6,282      2.67%      (698)       602        (96)
   Fed funds purchased and
     repurchase agreements           7,002       155      2.96%    5,312         67      1.68%        26         62         88
   Advances from FHLB & fed
     discount                       55,638     1,619      3.89%   71,242      2,190      4.09%      (467)      (104)      (571)
   AG & Comm Participations            128        --      0.00%       --         --      0.00%        --         --         --
   Notes payable                     8,947       330      4.93%    8,173        271      4.42%        27         32         59
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------
     Total interest-bearing
       liabilities                 526,997     9,827      2.49%  605,979     10,161      2.23%    (1,549)     1,215       (334)
                                  --------  --------  --------  --------   --------  --------   --------   --------   --------

Noninterest-bearing liabilities
   Noninterest-bearing deposits     60,658                        74,809
   Other liabilities                 4,068                         4,392
                                  --------                      --------
     Total noninterest-bearing
       liabilities                  64,726                        79,201
                                  --------                      --------
   Stockholders' equity             69,580                        67,985
                                  --------                      --------

   Total liabilities and
     stockholders' equity         $661,303                      $753,165
                                  ========                      ========

   Net interest income
     (tax equivalent)                       $ 16,043                       $ 17,249             $ (2,050)  $    844   $ (1,206)
                                            ========                       ========             ========   ========   ========
   Net interest income
     (tax equivalent) to
     total earning assets                                 3.55%                          3.34%
                                                      ========                       ========
   Interest-bearing liabilities
     to earning assets               87.16%                        87.93%
                                  ========                      ========

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

         The Company recorded a $50 provision for loan losses charged to operating expense for the third quarter of 2005, representing a decrease of $150 recorded during the same period a year ago. The provision for loan losses charged to operating expense for the nine months ended September 30, 2005 totaled $150, a decrease of $1,300 from $1,450 recorded during the same period a year ago. The decrease in the provision was primarily due to a decrease in non-performing and action/watch list loans from the third quarter of 2004 through the third quarter of 2005, as well as resolutions through successful workout strategies that have been executed. Additionally, several loans for which there was a specific allocation were either charged off or collected in full during the quarterly period.

         Net charge-offs for the third quarter of 2005 were $716 compared with $462 for the comparable period in 2004. The majority of the charge-offs for the third quarter was specifically allocated for within the allowance for loan losses. Annualized net charge-offs increased to 0.17% of average loans for the third quarter of 2005 compared with 0.10% in the same period in 2004. Net charge-off for the nine months ended September 30, 2005 were $1,389 compared with $499 for the comparable period in 2004. Annualized net charge-offs increased to 0.34% of average loans for the nine months ended September 30, 2005 compared to 0.11% in the same period in 2004. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

         Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

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

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                        -----------------------   -----------------------
                                           2005         2004         2005         2004
                                        ----------   ----------   ----------   ----------
     Service charges                    $      490   $      742   $    1,498   $    2,256
     Trust income                              193          179          595          543
     Mortgage banking income                   357          450        1,061        1,665
     Insurance commissions and fees            547          513        1,440        1,754
     Bank owned life insurance (BOLI)          138          129          407          474
     Securities gains (losses), net             --          122           --          132
     Gain on sale of assets                      1        3,369            4        4,094
     Other income                              288          346          890        1,046
                                        ----------   ----------   ----------   ----------
                                        $    2,014   $    5,850   $    5,895   $   11,964
                                        ==========   ==========   ==========   ==========

         Noninterest income totaled $2,014 for the three months ended September 30, 2005, compared to $5,850 for the same period in 2004. Exclusive of the gain on sale of assets and net securities gains for both periods, noninterest income equaled $2,013 for the three months ended September 30, 2005, compared to $2,359 for the same period in 2004. This represented a decrease of $346 or 15%. The quarter-over-quarter decrease was primarily attributable to a decrease in mortgage banking income related to a slowdown in new and refinancing loan production activity and volume related decreases in overdraft fees (included in service charges) and service charges due to the Company's exiting of their western Illinois sales and service centers in 2004. Additionally, the other fee categories for the quarter were flat compared to last year.

         Noninterest income totaled $5,895 for the nine months ended September 30, 2005, compared to $11,964 for the same time frame in 2004. Excluding all gains on sale of assets and net securities gains for both periods, noninterest income decreased $1,847 or 24%. The change was largely reflective of the same items discussed regarding the third quarter. Additionally contributing to the nine month deficit is a decrease in insurance revenue related to lower production volumes and account retention in 2005 versus 2004.

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

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                          -----------------------   -----------------------
                                             2005         2004         2005         2004
                                          ----------   ----------   ----------   ----------
     Salaries and employee benefits       $    3,398   $    3,828   $   10,240   $   12,114
     Occupancy expense, net                      407          613        1,186        1,724
     Furniture and equipment expense             518          563        1,403        1,693
     Marketing                                   117          137          341          462
     Supplies and printing                        86           91          249          321
     Telephone                                   113          129          326          425
     Other real estate expense                    12            4           46            8
     Amoritization of intangible assets           44           72          131          281
     Other expense                             1,055        1,206        3,001        3,623
                                          ----------   ----------   ----------   ----------
                                          $    5,750   $    6,643   $   16,923   $   20,651
                                          ==========   ==========   ==========   ==========

         Noninterest expense totaled $5,750 for the three months ended September 30, 2005, as compared to $6,643 for the same period in 2004. This represented a decrease of ($893) or 13%. This improvement in noninterest expense was primarily due to savings related to the divestiture of the Company's western Illinois sales and service centers leading to the decreases experienced for salary and employee benefits, occupancy expense, marketing, supplies, telephone and other expense categories. Additionally, legal fees associated with the workout of problem credits have declined as asset quality continues to improve. Finally, management's continued efforts to contain costs have led to decreases in most all other expense categories.

         Noninterest expense totaled $16,923 for the nine months ended September 30, 2005, decreasing by $3,728 or 18% from the same period in 2004. The change was largely reflective of the same items discussed regarding the third quarter.

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months and nine months ended September 30, 2005 and 2004.

                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                       ------------------------    ------------------------
                                          2005          2004          2005          2004
                                       ----------    ----------    ----------    ----------
Income before income taxes             $    1,430    $    4,370    $    4,403    $    6,558
Applicable income taxes                       369         1,753           996         2,228
Effective tax rates                          25.8%         40.1%         22.6%         34.0%

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The Company recorded an income tax expense of $369 and $1,753 for the three months ended September 30, 2005 and 2004, respectively. Effective tax rates equaled 25.8% and 40.1% respectively, for such periods. The fluctuation in tax rate from period to period was largely a result of non-deductibility of the goodwill related to the Company's branch sales in the third quarter of 2004.

         The Company recorded income tax expense of $996 and $2,228 for the nine months ended September 30, 2005 and 2004, respectively. Effective tax rates equaled 22.6% and 34.0% respectively, for such periods. During the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding this refund, the effective tax rate would have been 28.3%.

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

     Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended September 30, 2005 and 2004, respectively. The Company paid $156 in preferred stock dividends for the nine months ended September 30, 2005 and 2004, respectively.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2005 and December 31, 2004, respectively:

                                                      September 30, 2005
                                 --------------------------------------------------------
                                                      Net Interest Income
                                 --------------------------------------------------------
                                    Amount                  Change                Change
                                    ------                  ------                ------
                                                    (Dollars in Thousands)
         +200 bp                 $    21,862             $       884                4.22%
         +100 bp                      21,480                     502                2.39
            Base                      20,978                      --                  --
         -100 bp                      20,047                    (931)              (4.43)
         -200 bp                      18,664                  (2,314)             (11.03)

         Based upon the Company's model at September 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $884 or 4.22%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,314 or 11.03%.

                                                       December 31, 2004
                                 --------------------------------------------------------
                                                      Net Interest Income
                                 --------------------------------------------------------
                                    Amount                  Change                Change
                                    ------                  ------                ------
                                                    (Dollars in Thousands)
         +200 bp                 $    21,070             $       996                4.96%
         +100 bp                      20,635                     561                2.79
            Base                      20,074                      --                  --
         -100 bp                      19,048                  (1,026)              (5.11)
         -200 bp                      17,558                  (2,516)             (12.53)

         Based upon the Company's model at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $996 or 4.96%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,516 or 12.53%.

Financial Condition

     General

         As of September 30, 2005, the Company had total assets of $664,643, total gross loans of $405,884, total deposits of $522,943 and total stockholders' equity of $67,664. Total assets decreased by $4,903 or 0.7% from year-end 2004. Total gross loans decreased by $13,391 or 3.2% from year-end 2004. Total deposits increased by $10,466 or 2.0% from year-end 2004.

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

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                     2005                            2004
                                                     -----------------------------------    ----------------------
                                                      Sept 30,     Jun 30,      Mar 31,      Dec 31,      Sept 30,
                                                     ---------    ---------    ---------    ---------    ---------
Nonaccrual loans                                     $   2,397    $   3,217    $   4,176    $   3,649    $   3,753
Loans 90 days past due and still accruing interest       1,329          618          846          553          771
                                                     ---------    ---------    ---------    ---------    ---------
      Total nonperforming loans                          3,726        3,835        5,022        4,202        4,524
Other real estate owned                                    194          669          400          420           90
                                                     ---------    ---------    ---------    ---------    ---------
      Total nonperfoming assets                          3,920        4,504        5,422        4,622        4,614
                                                     =========    =========    =========    =========    =========

Nonperforming loans to total loans                        0.92%        0.95%        1.19%        1.00%        1.09%
Nonperforming assets to total loans                       0.97%        1.11%        1.29%        1.10%        1.11%
Nonperforming assets to total assets                      0.59%        0.68%        0.82%        0.69%        0.69%

         The level of nonperforming loans at September 30, 2005 decreased to $3,726 from the $4,202 that existed as of December 31, 2004 and from the $4,524 that existed at September 30, 2004. The level of nonperforming loans to total end of period loans was 0.92% at September 30, 2005, as compared to 1.00% at December 31, 2004 and 1.09% at September 30, 2004. The reserve coverage ratio (allowance to nonperforming loans) was reported at 227.94% as of September 30, 2005 as compared to 231.60% as of December 31, 2004 and 220.2% as of September 30, 2004.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
      Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. If nonperforming loans are excluded, loans that management has classified as impaired totaled $5,812 at September 30, 2005 as compared to $7,710 at September 30, 2004, $7,782 at December 31, 2004 and $6,644 at June 30, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At September 30, 2005, the allowance for loan losses was $8,493 or 2.09% of total loans as compared to $9,732 or 2.32% at December 31, 2004, and $9,962 or 2.41% at September 30, 2004. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

         The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss migration analysis that examines historical loan loss experience. The loss migration analysis is performed quarterly with the loss factors updated regularly based on actual experience.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

         The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2004. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

         Management remains watchful of credit quality issues. If the economic climate deteriorates from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net increase in cash and cash equivalents of $775 from December 31, 2004 to September 30, 2005.

         During the first nine months of 2005, the Company experienced net cash outflows of $7,373 in financing activities primarily due to purchase of treasury stock and decreases in Federal Home Loan Bank advances and federal funds purchased and securities sold under agreements to repurchase. In contrast, net cash inflows were provided by $3,631 in operating activities due to net income and $4,517 in investing activities largely due to the decrease in net loans.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2005.

                                                                  Payments Due by Period
                                         -------------------------------------------------------------------
                                           Within 1                                   After
Contractual Obligations                      Year       1-3 Years     4-5 Years      5 Years        Total
                                         -----------   -----------   -----------   -----------   -----------
Short-term debt                          $     9,815            --            --            --         9,815
Long-term debt                                    --   $       290   $        --   $        --   $       290
FHLB Advances                                 11,400        28,500         5,200         8,000        53,100
                                         -----------   -----------   -----------   -----------   -----------

    Total contractual cash obligations   $    21,215   $    28,790   $     5,200   $     8,000   $    63,205
                                         ===========   ===========   ===========   ===========   ===========


                                                       Amount of Commitment Expiration per Period
                                         -------------------------------------------------------------------
                                           Within 1                                   After
Off-Balance Sheet Financial Instruments      Year       1-3 Years     4-5 Years      5 Years        Total
                                         -----------   -----------   -----------   -----------   -----------

Lines of credit                          $    63,764   $     6,329   $     2,368   $    17,426   $    89,887
Standby letters of credit                      6,776         1,014            --            --         7,790
                                         -----------   -----------   -----------   -----------   -----------

    Total commercial commitments         $    70,540   $     7,343   $     2,368   $    17,426   $    97,677
                                         ===========   ===========   ===========   ===========   ===========

Capital Resources

         Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2005 was $67,664, a decrease of $2,583 or 3.7%, from December 31, 2004. The decrease in stockholders' equity was largely the result of stock repurchase activity, dividends paid to shareholders and a decrease in accumulated other comprehensive income. These factors were partially offset by an increase in earnings for the first nine months of 2005. Average quarterly equity as a percentage of average quarterly assets was 10.33% at September 30, 2005, compared to 9.98% at December 31, 2004. Book value per common share equaled $17.42 at September 30, 2005 compared to $17.30 at December 31, 2004.

         Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. On June 16, 2005, the Board of Directors amended the repurchase plan to enable the Company to acquire an additional 5% of its outstanding shares of common stock in the open market or in private transactions. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the current quarter, 72,492 shares were repurchased at a weighted average cost of $21.60.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.7% and 13.9%, respectively, at September 30, 2005. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Company's capital ratios:

                                 September 30,            December 31,            Minimum      Well
                                 ------------    ----------------------------     Capital   Capitalized
                                     2005            2004            2003         Ratios      Ratios
                                 ------------    ------------    ------------    --------    --------
Tier 1 risk-based capital        $     61,305    $     63,347    $     59,851
Tier 2 risk-based capital               6,050           6,067           7,790
                                 ------------    ------------    ------------
Total capital                          67,355          69,414          67,641
Risk-weighted assets                  483,966         485,325         556,729
Capital ratios
     Tier 1 risk-based capital           12.7%           13.0%           10.8%       4.00%       6.00%
     Tier 2 risk-based capital           13.9%           14.3%           12.2%       8.00%      10.00%
     Leverage ratio                       9.3%            9.5%            7.7%       4.00%       5.00%


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

Recent Regulatory and Accounting Developments

SFAS 123R, "Accounting for Stock-Based Compensation, Revised," requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after June 15, 2005 to the beginning of the next fiscal year. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
currently be predicted. Adoption of SFAS 123R should not have a significant effect on the Company's financial position because total equity will not change.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on pages 20 and 21 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion on page 26 under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2005.

================================================================================================================
                                                                      Total Number of
                                                                    Shares Purchased as     Maximum Number of
                                                                     Part of Publicly      Shares that May Yet
                       Total Number of       Average Price Paid     Announced Plans or     Be Purchased Under
Period                 Shares Purchased           per Share              Programs         the Plans or Programs
================================================================================================================
07/01/05 -                          --                     --                     --                236,790
07/31/05
================================================================================================================
08/01/05 -                      47,017                 21.496                 47,017                189,782
08/31/05
================================================================================================================
09/01/05 -                      25,475                 21.800                 25,475                164,307
09/30/05
================================================================================================================
Total (1) (2)                   72,492                 21.603                 72,492                164,307
================================================================================================================

     (1) Pursuant to the repurchase program that we originally announced on May 2, 2003 (the "Program"), the Company repurchased 72,492 shares at an average price per share of $21.603 of our common stock during the quarter ended September 30, 2005.

     (2) Our board of directors approved the repurchase by us of up to an aggregate of 5% of the outstanding shares of our common stock pursuant to the Program. The Program initially lasted for an eighteen month period, but was extended by our board of directors on September 23, 2004 and June 16, 2005. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

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

         ________________

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



                                         UNIONBANCORP, INC.

Date: November 10, 2005                  By: /s/ SCOTT A. YEOMAN
                                             ----------------------------------
                                             Scott A. Yeoman
                                             President and Principal Executive
                                             Officer


Date: November 10, 2005                  By: /s/ KURT R. STEVENSON
                                             ----------------------------------
                                             Kurt R. Stevenson
                                             Senior Vice President and Principal
                                             Financial and Accounting Officer