Form 10-K
period 2005-12-31
UNIONBANCORP INC
filed 2006-03-24
CIK 1019650

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

                   For the fiscal year ended December 31, 2005
                         Commission File Number: 0-28846

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

                 122 West Madison Street, Ottawa, Illinois 61350
          (Address of principal executive offices, including zip code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes [ ] No [X]

================================================================================

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

As of March 1, 2006, the Registrant had issued and outstanding 3,762,876 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant's most recently completed second quarter, was $35,812,304.*

* Based on the last reported price of $22.00 of an actual transaction in the Registrant's Common Stock on June 30, 2005, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant and any person who beneficially owns 5% or more of the outstanding Common Stock have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

As used in this report, the terms "we," "us," "our," "UnionBancorp" and the "Company" mean UnionBancorp, Inc. and its subsidiary, unless the context indicates another meaning, and the term "Common Stock" means our common stock, par value $1.00 per share.

                               UNIONBANCORP, INC.

                                 Form 10-K Index

                                                                            Page
                                                                            ----

PART I

Item 1.     Business ......................................................... 1
Item 1A.    Risk Factors......................................................12
Item 1B.    Unresolved Staff Comments.........................................15
Item 2.     Properties........................................................15
Item 3.     Legal Proceedings.................................................16
Item 4.     Submission of Matters to a Vote of Security Holders...............16

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities.......... 16
Item 6.     Selected Consolidated Financial Data............................. 19
Item 7.     Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.................................... 20
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk....... 43
Item 8.     Financial Statements and Supplementary Data...................... 43
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 84
Item 9A.    Controls and Procedures...........................................84
Item 9B.    Other Information.................................................84

PART III

Item 10.    Directors and Executive Officers of the Registrant............... 84
Item 11.    Executive Compensation........................................... 84
Item 12.    Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters............................ 84
Item 13.    Certain Relationships and Related Transactions................... 85
Item 14.    Principal Accountant Fees and Services............................85
Item 15.    Exhibits and Financial Statement Schedules........................85

                          ---------------------------

                             THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                          ---------------------------

                                     PART I

Item 1.       Business

                                   THE COMPANY

General

The Company, a Delaware corporation, is a regional financial services organization based in Ottawa, Illinois, encompassing one bank subsidiary. Together, the Company's sales and service centers serve customers at twenty locations from the far western suburbs of the Chicago metropolitan area across central and northern Illinois, and offer banking, trust, insurance, investment and electronic services and products.

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

During 1998, the Company, through its wholly-owned subsidiary UnionFinancial Services, Inc., acquired the Mercier Insurance Agency, an insurance/brokerage firm. Also, during the first quarter of 1998, UnionData Corp, Inc., a wholly-owned electronic data processing subsidiary of the Company, acquired Sainet, an Internet Service Provider (ISP). Both of these endeavors were part of a transformation of the Company's internal structure and were intended to create a means for sustained revenue and earnings growth. In addition, during 1998, the Company sold its 81.7% ownership interest in the outstanding stock of the Bank of Ladd, an Illinois state bank with its main office located in Ladd, Illinois.

During the fourth quarter of 2001, the Company completed the integration between UnionFinancial Services, Inc. and UnionTrust Corporation. Also during 2001, in order to create a flatter, more efficient organizational structure, UnionData Corp, Inc. collapsed its charter and was, subsequently, absorbed by UnionBancorp as its Information Technology division.

In March of 2003, the Company completed phase one of a three-phase bank charter consolidation initiative. UnionBank/Central was successfully merged into the existing UnionBank in an effort to streamline backroom processes, enhance efficiencies and achieve greater economies of scales. Seamless to our customers, the process has alleviated many intra-company transactions, financial reporting functions and loan participations, while creating a flatter organizational structure.

The sale of the Company's Merchant Point of Sale (POS) product was completed in May of 2003. Under the agreement, the Company will still be able to offer the product and will share in revenues via referral fees and a revenue sharing agreement based on the activity that merchants experience.

In June of 2003, the Company entered into an arrangement to sell its book of ISP customers to a local ISP. This action came as a result of the Company's decision to focus its Information Technology division more heavily on core business initiatives, while continuing to ensure that customers are receiving the highest level of service possible.

The Company's newest branch facility in Yorkville, Illinois, one of the fastest growing Chicago suburbs, officially opened for business in December of 2003. The facility is located in the Yorkville Marketplace development at the intersection of Routes 34 and 47, the most highly trafficked intersection in Kendall County. The 6,500 square foot branch is a full-service bank that offers retail banking services, mortgage lending, asset management and business banking with extended hours for customer convenience.

The Company completed phase two of the charter consolidation initiative during the first quarter of 2004 when UnionBank/Northwest and UnionBank/West were successfully merged into UnionBank, and Prairie and Country were dissolved.

In the third quarter of 2004, the Company completed the sale of five western Illinois sales and service centers, which included Carthage, Macomb, Paloma, Quincy and Rushville, selling $40.2 million in net loans and $88.6 million in deposits to First Bankers Trust Company of Quincy. The transaction, which effectively exited the Company from the western Illinois market, yielded a net gain on sale (after impairment of intangible assets, taxes and applicable expenses) of approximately $1.7 million and reduced the Company's net footings by $40.9 million.

During the fourth quarter of 2004, the Company completed the final phase of its charter consolidation initiative when UnionFinancial Services & Trust Company was merged into UnionBank, thus successfully creating a one-bank holding company.

During the second quarter of 2005, the Company closed its Tiskilwa branch, due to declining transaction activity. The majority of customers have been retained and continue to bank at the nearby Princeton location.

Operations

The Company's operating strategy is to provide customers with the business sophistication and breadth of products of a regional financial services company, while retaining the special attention to personal service and the local appeal of a community establishment. In each of the Company's twenty locations, customers have access to a wide range of products and services aimed at meeting the demands of a diverse market base. Committed to the concept of one stop financial shopping, customers can obtain assistance on their banking, trust, insurance and investment needs from the Company's experienced staff or enjoy the convenience of online services from the comfort of their own homes. With its continued growth and evolution, the Company also remains rooted in its strong presence in the communities it serves. The participation of the Company's directors, officers and employees in area civic and service organizations demonstrates this ongoing commitment. Management believes that, together, these qualities distinguish the Company from its competitors and will enhance the Company's ability to compete successfully in its market area against other regional and interstate institutions.

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

Under the Gramm-Leach-Bliley Act of 1999, effective March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, and future action stemming from the Act, is expected to continue to significantly change the competitive environment in which the Company and UnionBank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2005, the Company employed 266 full-time equivalent employees. The Company places high priority on staff development, which involves extensive training on product offerings, customer service, management practices and leadership skills. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee programs and benefits, and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the "DFPR"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

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

The Company

General. The Company, as the sole stockholder of UnionBank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to UnionBank and to commit resources to support UnionBank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the DFPR under the Illinois Bank Holding Company Act, as amended.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and the operation of mortgage banking and brokerage businesses. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In November, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become "financial holding companies" are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at their most recent examination.

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

As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, as follows:

                                       Risk-Based               Leverage
                                      Capital Ratio          Capital Ratio
                                      -------------          -------------

         Company                           5.3%                   5.0%

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

UnionBank

UnionBank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. UnionBank is also a member of the Federal Reserve System ("member banks"). As an Illinois-chartered, FDIC-insured member bank, UnionBank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.

Deposit Insurance. As an FDIC-insured institution, UnionBank is required to pay deposit insurance premium assessments to the FDIC. Currently, UnionBank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), but under the recently adopted Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"), the BIF will be merged with the Savings Association Insurance Fund during 2006.

The FDIC currently has a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification, of all insured institutions, is made by the FDIC for each semi-annual assessment period. Pursuant to the FDIRA, a new system for assessing insurance premiums based on risk will be adopted.

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, the Company expects that BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. Assessments for subsequent periods will depend on the timetable for implementation of the FDIRA and the regulations adopted by the FDIC to implement the FDIRA. In addition to a new system for assessing insurance premiums based on risk, a number of other provisions of the FDIRA and the implementing regulations will impact future assessments. The FDIC will have flexibility to determine the level of reserves it will hold. Currently, the FDIC must hold reserves equal to 1.25 percent of insured deposits, but under the FDIRA, the FDIC will be able to set the reserve ratio annually between 1.15 percent and 1.50 percent. In addition, the FDIC will be required to pay dividends awarded on an historical basis to insured depository institutions whenever the reserve ratio exceeds 1.35 percent, although dividends may be suspended or limited if the FDIC determines there is a significant risk to the deposit insurance fund. Insured depository institutions also will receive a one-time credit which can be applied against the payment of future premiums.

Until FDIRA is fully implemented, it is not possible for UnionBank to determine how these changes will impact the amount of deposit premiums it will pay in the future.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2005, the FICO assessment rate for both SAIF and BIF members ranged between approximately 0.0134% of deposits and approximately 0.0144% of deposits. During the year ended December 31, 2005, UnionBank paid FICO assessments totaling $69,404.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2005, UnionBank paid supervisory assessments to the DFPR totaling $85,805.

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

During the year ended December 31, 2005, UnionBank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2005, UnionBank exceeded its minimum regulatory capital requirements, as follows:

                                       Risk-Based              Leverage
                                      Capital Ratio          Capital Ratio
                                      -------------          -------------

         UnionBank                        7.5%                   6.6%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2005, UnionBank was well capitalized, as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, UnionBank exceeded its minimum capital requirements under applicable guidelines and had approximately $2.5 million available to be paid as dividends to the Company as of December 31, 2005. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by UnionBank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. Certain states permit out-of-state banks to establish de novo branches or acquire branches from another bank although the laws of some of these states require a reciprocal provision under the law of the state where the bank establishing or acquiring the branch is chartered. Illinois law permits out-of-state banks to establish branches in Illinois in this manner, and Illinois-chartered banks may branch into other states in this manner if the law of the state in which the branch will be established or acquired so authorizes even if the law of such state requires a reciprocal provision under Illinois law.

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

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:

          o for the first $7.8 million of net transaction accounts, there is no reserve;
          o for net transaction accounts totaling over $7.8 million and up to and including $48.3 million, a reserve of 3%; and
          o for net transaction accounts totaling in excess of $48.3 million, a reserve requirement of $1.215 million plus 10% against that portion of the total transaction accounts greater than $48.3 million

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserves is to reduce UnionBank's interest earning assets.

Financial Services Division

UnionBank's financial services division is licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). UnionBank is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the DFPR and the Federal Reserve with regard to compliance with banking laws and regulations applicable to Illinois-chartered member banks.

UnionBank, through its financial services division, conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The financial services division is subject to periodic examination by the DFPR and the DFPR has the authority to take action against it to enforce compliance with the laws applicable to its operations.

                               EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2006 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2005, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

        Robert L. Davidson, 60, was promoted to Executive Vice President, Chief Investment Officer and ALCO Manager in January of 2006. He had previously served as the Company's Senior Vice President, Chief Investment Officer and ALCO Manager since 2001 Mr. Davidson became employed with UnionBancorp in 1995 as the

Investment Officer as a result of the acquisition of Prairie Bancorp and previously worked for Van Kampen Merritt Investment Advisory, Inc.

        Kurt R. Stevenson, 39, was promoted to Senior Executive Vice President and Chief Financial Officer in January of 2006. He had previously served as the Company's Senior Vice President and Chief Financial Officer since 2003. Prior to that, Mr. Stevenson served as the Company's Vice President and Chief Financial Officer since June of 2000. Also in 2000 and 2001, Mr. Stevenson served on the Board of Directors of UnionFinancial Services, Inc., prior to its integration with UnionTrust Corporation. Before stepping into his new role, he had been acting as the Company's Vice President and Controller since 1996 and had served in various operational capacities since joining the organization. In 2002, Mr. Stevenson was also named Cashier of UnionBank, in addition to his corporate responsibilities. He first started employment with the Ottawa National Bank in 1987 and, subsequently, began work with the Company following the acquisition in 1991.

        Scott A. Yeoman, 48, was named President and Chief Executive Officer of UnionBancorp, Inc. in June of 2005, following the announcement of the retirement of Dewey R. Yaeger at year end. Prior to joining the Company, Mr. Yeoman served as the President and Chief Executive Officer of Associated Bank Lakeshore, a subsidiary of Associated Banc Corp, in Manitowoc, Wisconsin from 1998 through 2004. Mr. Yeoman joined the organization with over 20 years of commercial banking experience.


Item 1A.      Risk Factors

An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risk and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors. See also, "Special Note Regarding Forward-Looking Statements."

If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

References to "we," "us," and "our" in this section refer to the Company and its subsidiary, unless otherwise specified or unless the context otherwise requires.

Risks Related to The Company's Business

We are subject to interest rate risk.

The Company's earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates pain on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. Also, the Company's interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on the Company's balance sheet. See Part II sections "Net Interest Income" and "Interest Rate Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion related to the Company's management of interest rate risk.

We are subject to lending risk

As of December 31, 2005 approximately 80.0% of the Company's loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company's loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and in increase in loan charge offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Part II "Loans" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of credit risks related to different loan types.

We are subject to economic conditions of our geographic markets

The Company's success depends to a large degree on the general economic conditions of the geographic markets served by the Bank in the State of Illinois and, to a lesser extent, contiguous states. The local economic conditions on these areas have a significant impact on the generation of the Bank's commercial, real estate commercial, and real estate construction loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the north central Illinois and northwest Illinois counties in which we operate could also negatively impact the financial results of the Company's operations and have a negative effect on its profitability. For example, these factors could lead to reduced interest income and an increase in the provision for loan losses.

A portion of the loans in the Company's portfolio is secured by real estate. Most of these loans are secured by properties located in the north central and north west counties of Illinois. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, supply and demand for properties and governmental rules or policies.

Our allowance for loan losses may be insufficient

Managing the Company's reserve for loan losses is based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit and (6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although the Company believes that the reserve for loan losses is adequate, there can be no assurance that such reserve will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the reserve for loan losses would result in a material decrease in the Company's net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

Acquisitions may disrupt our business and dilute stockholder value

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. The Company seeks merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to the Company's financial results and various other risks commonly associated with acquisitions, including, among other things:

o    Difficulty in estimating the value of the target company
o Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long term
o Potential exposure to unknown or contingent liabilities of the target company
o    Exposure to potential asset quality issues of the target company
o There may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts
o Difficulty and expense of integrating the operations and personnel of the target company
o Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits
o    Potential disruption to the Company's business
o    Potential diversion of the Company's management's time and attention
o    The possible loss of key employees and customers of the target company
o Potential changes in banking or tax laws or regulations that may affect the target company

Details of the Company's recent acquisition activity is presented in Note 2, "Business Combinations," of the notes to consolidated financial statements within Part II, Item 8.

Our information systems may experience an interruption of breach in security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.


Risks Associated With The Company's Industry

We operate in a highly regulated industry

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, the IDFPR and the SEC. The Company's success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company's business.

We operate in an industry that is significantly affected by general business and economic conditions

The Company's operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the
U. S. economy and the local economies in which the Company operates, all of which are beyond the Company's control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for the Company's products and services among other things, any of which could have a material adverse impact on the Company's financial condition and results of operations.



Item 1B.      Unresolved Staff Comments

None.

Item 2.       Properties

At December 31, 2005, the Company operated twenty offices in Illinois. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by UnionBank and are not subject to any mortgage or material encumbrance, with the exception of two offices that are leased and are located in LaSalle County. The Company believes that its current facilities are adequate for its existing business.


AFFILIATE         MARKETS SERVED               PROPERTY/TYPE LOCATION
---------         --------------               ----------------------

The Company                                    Administrative Office: Ottawa, IL

UnionBank         Bureau, DeKalb, Grundy, Jo   Main Office: Streator, IL
                  Daviess, Kane, Kendall,
                  LaSalle, Livingston and      Seventeen banking offices and
                  Whiteside Counties           three non-banking offices located
                                               in markets served.

In addition to the banking locations listed above, UnionBank owns twenty automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2005, the properties and equipment of the Company had an aggregate net book value of approximately $13.9 million.

Item 3.       Legal Proceedings

Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock was held by approximately 417 stockholders of record as of March 1, 2006, and is traded on The Nasdaq Stock Market under the symbol "UBCD." The table below indicates the high and low sales prices of the Common Stock as reported by Nasdaq for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

                                             Stock Sales
                                     --------------------------
                                                                       Cash
                                         High           Low          Dividends
                                     -----------     ----------     -----------
 2005
   First Quarter..................   $     21.50     $    20.75     $      0.10
   Second Quarter.................         22.00          20.26            0.11
   Third Quarter..................         21.98          20.84            0.11
   Fourth Quarter.................         22.00          20.25            0.11

 2004
   First Quarter..................   $     22.23     $    21.00     $      0.09
   Second Quarter.................         23.00          19.25            0.10
   Third Quarter..................         20.88          19.20            0.10
   Fourth Quarter.................         21.94          20.29            0.10

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

The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and UnionBank, as well as the general economic conditions and other relevant factors affecting the Company and its subsidiaries. In 1996, the Company entered into a new loan agreement in connection with the acquisition of Prairie and Country, replacing the Company's prior loan agreement. The loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

The Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended.

The following table provides information about purchases of the Company's common stock by the Company during 2005:

=================================================================================================
                                           Total Number of Shares
             Total Number     Average       Purchased as Part of      Maximum Number of Shares
               of Shares     Price Paid   Publicly Announced Plans    that May Yet Be Purchased
Period         Purchased     per Share           or Programs         Under the Plans or Programs
=================================================================================================
10/01/05 -            --           --                          --                     164,307
10/31/05
=================================================================================================
11/01/05 -        22,900       21.300                      22,900                     141,407
11/30/05
=================================================================================================
12/01/05 -        32,500       21.181                      32,500                     108,907
12/31/05
=================================================================================================
Total   (1)       55,400       21.230                      55,400                     108,907
(2)
=================================================================================================

     (1) Pursuant to the repurchase program that we originally announced on May 2, 2003 (the "Program"), the Company repurchased 55,400 shares at an average price per share of $21.230 of our common stock during the quarter ended December 31, 2005.

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

Item 6.       Selected Consolidated Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2005:

                                                          2005            2004            2003             2002            2001
                                                      ------------    ------------    ------------     ------------    ------------
Statement of Income Data
   Interest income                                    $     34,697    $     34,912    $     41,086     $     45,509    $     53,829
   Interest expense                                         13,712          13,250          15,961           20,186          29,385
                                                      ------------    ------------    ------------     ------------    ------------
   Net interest income                                      20,985          21,662          25,125           25,323          24,444
   Provision for loan losses                                   250           1,924           8,236            3,574           4,161
                                                      ------------    ------------    ------------     ------------    ------------
   Net interest income after provision                      20,735          19,738          16,889           21,749          20,283
     for loan losses
   Noninterest income                                        7,602          14,102          13,719           12,455          11,920
   Noninterest expense                                      22,965          26,981          28,607           29,026          26,212
                                                      ------------    ------------    ------------     ------------    ------------
   Income before income taxes                                5,372           6,859           2,001            5,178           5,991
   Provision (benefit) for income taxes                      1,199           2,056            (129)           1,134           1,537
                                                      ------------    ------------    ------------     ------------    ------------
   Net income                                         $      4,173    $      4,803    $      2,130     $      4,044    $      4,454
   Net income on common stock                         $      3,966    $      4,596    $      1,937     $      3,787    $      4,197
                                                      ============    ============    ============     ============    ============

Per Share Data
   Basic earnings per common share                    $       1.01    $       1.14    $       0.48     $       0.95    $       1.06
   Diluted earnings per common share                          0.99            1.12            0.48             0.94            1.05
   Cash dividends on common stock                             0.44            0.40            0.35             0.31            0.27
   Dividend payout ratio for common stock                    43.39%          35.10%          74.39%           32.59%          25.59%
   Book value per common stock                        $      17.23    $      17.30    $      16.77     $      16.97    $      15.91
   Basic weighted average common shares                  3,943,741       4,033,608       3,997,464        3,979,750       3,974,205
      outstanding
   Diluted weighted average common share                 4,002,908       4,109,999       4,069,220        4,027,441       4,008,867
      outstanding
   Period-end common shares outstanding                  3,806,876       4,032,144       4,026,850        3,980,946       3,979,056

Balance Sheet Data
   Securities                                         $    196,440    $    191,661    $    252,248     $    227,229    $    186,282
   Loans                                                   417,525         419,275         476,812          483,229         504,968
   Allowance for loan losses                                 8,362           9,732           9,011            6,450           6,295
   Total assets                                            676,222         669,546         793,422          791,616         784,307
   Total deposits                                          543,841         512,477         638,032          641,958         612,144
   Stockholders' equity                                     66,075          70,247          68,047           68,064          63,814

Earnings Performance Data
   Return on average total assets                             0.63%           0.65%           0.28%            0.53%           0.59%
   Return on average stockholders' equity                     6.06            7.06            3.16             6.11            7.04
   Net interest margin ratio                                  3.56            3.34            3.65             3.74            3.64
   Efficiency ratio (1)                                      77.78           82.90           72.25            71.73           68.14

Asset Quality Ratios
   Nonperforming assets to total end of period assets         0.62%           0.69%           1.10%            0.80%           1.44%
   Nonperforming loans to total end of period loans           0.96            1.00            1.78             0.99            1.76
   Net loan charge-offs to total average loans                0.39            0.23            1.18             0.70            0.85
   Allowance for loan losses to total loans                   2.00            2.32            1.89             1.33            1.25
   Allowance for loan losses to nonperforming loans         208.84          231.60          106.30           135.50           70.93

Capital Ratios
   Average equity to average assets                          10.39%           9.27%           8.87%            8.71%           8.37%
   Total capital to risk adjusted assets                     13.33           14.30           12.15            11.84           11.66
   Tier 1 leverage ratio                                      9.03            9.54            7.60             7.48            7.54

(1) Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion provides an analysis of the Company's results of operations and financial condition of UnionBancorp, Inc. for the three years ended December 31, 2005. Management's discussion and analysis (MD&A) should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information is in thousands (000's), except per share data.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Critical Accounting Policies and Estimates

        Note 1 to our Consolidated Financial Statements for the year ended December 31, 2005 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. The policy is important to the presentation of our financial condition and results of operations, and it involves a higher decree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

        The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

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

The allowance for loan losses is based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies" and FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) subjective reserves based on general economic conditions as well as specific economic factors in markets in which the Company operates.

The specific credit allocation component of the allowances for loan losses is based on an analysis of individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.

The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss analysis that examines historical loan loss experience. The loss analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

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

General

UnionBancorp, Inc. is a bank holding company organized under the laws of the State of Delaware. The Company derives most of its revenues and income from the banking operations of its bank subsidiary, but also derives revenue from the Financial Services Division of its bank subsidiary. The Company provides a full range of services to individual and corporate customers located in the north central and northwest Illinois areas. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and UnionBank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

    Fourth Quarter

The Company incurred approximately $413 in nonrecurring expenses related to organizational restructuring severance costs, loss on sale of securities and other events. The impact to earnings, net of taxes, was approximately $0.05 per diluted share. The largest portion of this cost was related to severance costs. These were incurred as the Company strived to align our staffing levels with the current and anticipated future needs of the Company. As the Company has continued to develop into a flatter and more efficient management structure a reduction in redundant staffing positions was necessary to achieve the management structure needed to develop future growth.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

    Second Quarter

On May 31, 2005, the Company closed its Tiskilwa branch due to declining transaction activity. On June 20, 2005, the Company announced the appointment of Scott A. Yeoman to the position of President and Chief Executive Officer of UnionBancorp, Inc. Additionally, the Company experienced a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. The impact to earnings was approximately $0.06 per diluted share.

Results of Operations

    Net Income

        2005 compared to 2004. Net income equaled $4,173 or $0.99 per diluted share for the year ended December 31, 2005 as compared to net income of $4,803 or $1.12 per diluted share for the year ended December 31, 2004. This represents a 13.1% decrease in net income and an 11.6% decrease in diluted per share earnings in the current fiscal year over fiscal 2004.

The Company's annual results were lower in 2005 versus 2004 due to the $1,700 net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) associated with the Company's divestiture of five western Illinois sales and service center locations recorded in the third quarter of 2004. Also contributing to the change were volume related decreases in net interest income and other fee based revenue largely related to the sale of the West region. Positively impacted earnings were decreases in the provision for loan losses due to continued improvement in asset quality levels and volume related decreases in noninterest expense categories due to the sale of the West region.

Return on average assets was 0.63% for the year ended December 31, 2005 compared to 0.65% for the same period in 2004. Return on average stockholders' equity was 6.06% for the year ended December 31, 2005 compared to 7.06% for the same period in 2004.

        2004 compared to 2003. Net income equaled $4,803 or $1.12 per diluted share for the year ended December 31, 2004 as compared to net income of $2,130 or $0.48 per diluted share for the year ended December 31, 2003. This represents a 125.5% increase in net income and a 133.3% increase in diluted per share earnings in the current fiscal year over fiscal 2003.

The Company's annual results were positively impacted by the net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) and volume related decreases in most noninterest expense categories as a result of the sale of the West region. Also contributing to the improvement in net income was a decrease in the provision for loan losses and gains taken in as a result of the sale of its credit card portfolio and one additional branch office. These positive variances were partially offset by decreases in mortgage banking revenue due to the slowdown in refinancing opportunities and volume related decreases in net interest income and other fee based revenue due to the sale of the West region's branches.

Return on average assets was 0.65% for the year ended December 31, 2004 compared to 0.28% for the same period in 2003. Return on average stockholders' equity was 7.06% for the year ended December 31, 2004 compared to 3.16% for the same period in 2003.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

        2005 compared to 2004. Net interest income, on a tax equivalent basis, was $21,587 for the year ended December 31, 2005, compared with $22,376 earned during the same period in 2004. This represented a decrease of $789 or 3.5%. The decrease in net interest income is attributable to the year-over-year reduction of income earned on interest earning assets totaling $328 combined with the year-over-year increase of interest expense paid on interest bearing liabilities totaling $461.

The $328 reduction in interest income resulted from a decrease of $3,748 related to volume partially offset by $3,420 improvement due to rates. The majority of the change in interest income was related to a decline in the average loan balance caused by the sale of the West region as well as the loan portfolio declining due to normal paydowns, softening of loan demand, and exiting of high-balance, high-risk credits from portfolio. This loss in volume overcame a 44 basis point increase in yields earned on average loans.

The $461 increase in interest expense resulted from an increase of $2,055 associated with rate partially offset by a $1,594 decrease due to volume. The majority of the change was attributable to a 34 basis point increase in rates paid on deposits due to the higher interest rate environment. This increase was slightly offset by the lower expense caused by a decline in average deposit balances related to the sale of the West region's branches.

The net interest margin increased 22 basis points to 3.56% for the year ended December 31, 2005 from 3.34% during the same period in 2004. The increase resulted primarily from the result of the overall rising interest rate environment and a more disciplined approach to pricing.

        2004 compared to 2003. Net interest income, on a tax equivalent basis, was $22,376 for the year ended December 31, 2004, compared with $26,066 earned during the same period in 2003. This represented a decrease of $3,690 or 14.2%. The decrease in net interest income is attributable to the year-over-year reduction of income earned on interest earning assets totaling $6,336 exceeding the year-over-year reduction of interest expense paid on interest bearing liabilities totaling $2,646.

The $6,336 reduction in interest income resulted from decreases of $3,756 related to rate and $2,580 due to volume. The majority of the change in interest income was related to a 60 basis point decline in yields earned on average loans as competitive pricing on new and refinanced loans put downward pressure on loan yields. Also contributing to the decrease was a decline in average loan balances due to the sale of the West region.

The $2,646 reduction in interest expense resulted from decreases of $1,633 associated with rate and $1,013 associated with volume. The majority of the change was attributable to a reduction in rates paid on time deposits due to the

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

repricing of maturing time deposits at a lower rate. Also contributing to the decrease was a decline in average loan balances due to the sale of the West region.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                               For the Years Ended December 31,
                              --------------------------------------------------------------------------------------------------
                                           2005                             2004                             2003
                              ------------------------------    ------------------------------    ------------------------------
                                          Interest                          Interest                          Interest
                              Average     Income/    Average    Average     Income/    Average    Average     Income/    Average
                              Balance     Expense     Rate      Balance     Expense     Rate      Balance     Expense     Rate
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
ASSETS
Interest-earning assets
  Interest-earning
    deposits                  $    147    $      7      4.65%   $    137    $      2      1.46%   $    237    $      5      2.11%
  Securities (1)
    Taxable                    169,468       6,331      3.73     192,835       5,925      3.06     196,195       6,805      3.47
    Nontaxable (2)              21,076       1,504      7.14      26,066       1,848      7.07      31,239       2,323      7.44
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
Total securities
  (tax equivalent)             190,544       7,835      4.11     218,901       7,773      3.54     227,434       9,128      4.01
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
Federal funds sold               3,785         115      3.23       3,433          46      1.39       4,442          50      1.13
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
    Loans (3)(4)
      Commercial               117,571       8,131      6.92     130,436       7,467      5.71     133,543       8,148      6.10
      Real estate              277,267      17,640      6.36     286,280      17,499      6.10     303,777      20,373      6.71
    Installment and other       16,945       1,571      9.27      30,889       2,840      9.17      45,023       4,259      9.46
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
        Gross loans
          (tax equivalent)     411,783      27,342      6.64     447,605      27,806      6.20     482,343      32,780      6.80
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
         Total interest-
            earning assets     606,259      35,299      5.82     670,076      35,627      5.30     714,456      41,963      5.87
                              --------    --------   -------    --------    --------   -------    --------    --------   -------

Noninterest-earning
 assets
  Cash and cash
    equivalents                 18,874                            21,497                            21,735
  Premises and
    equipment, net              13,782                            15,533                            14,923
  Other assets                  24,138                            24,879                            30,604
                              --------                          --------                          --------
    Total non-interest-
        earning assets          56,794                            61,909                            67,262
                              --------                          --------                          --------

      Total assets            $663,053                          $731,985                          $781,718
                              ========                          ========                          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities
  NOW accounts                $ 72,722    $    915      1.26%   $ 57,887    $    319      0.55%   $ 53,917    $    295      0.55%
  Money market accounts         59,160       1,080      1.83      94,074       1,166      1.24     109,700       1,544      1.41
  Savings deposits              42,122         212      0.50      47,337         265      0.56      49,334         373      0.76
  Time $100,000 and over       148,238       4,522      3.05     148,701       3,836      2.57     157,824       4,703      2.98
  Other time deposits          136,745       4,181      3.06     156,198       4,323      2.76     174,921       5,538      3.17
  Federal funds purchased
    and repurchase
    agreements                   6,243         197      3.16       5,099          98      1.92       6,776         122      1.80
  Advances from FHLB            54,571       2,128      3.91      70,359       2,887      4.09      70,019       2,997      4.28
  Notes payable                  9,176         477      5.20       8,033         357      4.43       7,912         325      4.11
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
    Total interest-bearing
       liabilities             528,977      13,712      2.59     587,688      13,251      2.25     630,403      15,897      2.52
                              --------    --------   -------    --------    --------   -------    --------    --------   -------
Noninterest-bearing
 liabilities
  Non-interest-bearing
   deposits                     61,040                            71,912                            74,855
  Other liabilities              4,133                             4,503                             7,084
                              --------                          --------                          --------
    Total non-interest-
        bearing liabilities     65,173                            76,415                            81,939
                              --------                          --------                          --------
  Stockholders' equity          68,903                            67,882                            69,376
                              --------                          --------                          --------

  Total liabilities and
    stockholders' equity      $663,053                          $731,985                          $781,718
                              ========                          ========                          ========
  Net interest income
    (tax equivalent)                      $ 21,587                          $ 22,376                          $ 26,066
                                          ========                          ========                          ========
  Net interest income
    (tax equivalent) to
    total earning assets                                3.56%                             3.34%                             3.65%
                                                     =======                           =======                           =======
  Interest-bearing
    liabilities to
    earning assets               87.25%                            87.70%                            88.24%
                              ========                          ========                          ========

------------------------------
(1) Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)  Nonaccrual loans are included in the average balances.
(4)  Overdraft loans are excluded in the average balances.


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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

asset and liability volume, including mix. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

                             RATE/VOLUME ANALYSIS OF
                               NET INTEREST INCOME

                                                    For the Years Ended December 31,
                                --------------------------------------------------------------------------
                                     2005 Compared to 2004                   2004 Compared to 2003
                                -----------------------------------    -----------------------------------
                                         Change Due to                           Change Due to
                                -----------------------------------    -----------------------------------
                                 Volume        Rate          Net        Volume        Rate          Net
                                ---------    ---------    ---------    ---------    ---------    ---------
Interest income:
  Interest-earning deposits     $      --    $       5    $       5    $      (2)   $      (1)   $      (3)
  Investment securities:
     Taxable                         (778)       1,184          406         (110)        (770)        (880)
     Nontaxable                      (310)         (34)        (344)        (219)        (256)        (475)
  Federal funds sold                    5           65           69          (14)          10           (4)
  Loans                            (2,664)       2,200         (464)      (2,235)      (2,739)      (4,974)
                                ---------    ---------    ---------    ---------    ---------    ---------

     Total interest income         (3,748)       3,420         (328)      (2,580)      (3,756)      (6,336)
                                ---------    ---------    ---------    ---------    ---------    ---------

Interest expense:
  NOW accounts                         99          497          596           24           --           24
  Money market accounts              (524)         438          (86)        (205)        (173)        (378)
  Savings deposits                    (27)         (26)         (53)         (14)         (94)        (108)
  Time, $100,000 and over             (12)         698          686         (256)        (611)        (867)
  Other time                         (576)         434         (142)        (550)        (665)      (1,215)
  Federal funds purchased and
    repurchase agreements              26           73           99          (32)           8          (24)
  Advances from FHLB                 (634)        (125)        (759)          15         (125)        (110)
  AG & Comm Participations             --           --           --           --           --           --
  Notes payable                        54           66          120            5           27           32
                                ---------    ---------    ---------    ---------    ---------    ---------

     Total interest expense        (1,594)       2,055          461       (1,013)      (1,633)      (2,646)
                                ---------    ---------    ---------    ---------    ---------    ---------

        Net interest income     $  (2,154)   $   1,365    $    (789)   $  (1,567)   $  (2,123)   $  (3,690)
                                =========    =========    =========    =========    =========    =========

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

        2005 compared to 2004. The 2005 provision for loan losses charged to operating expense totaled $250, a decrease of $1,674 in comparison to the $1,924 recorded during the same period for 2004. The decrease in the provision for loan losses was due to the continued improvement in the management of the nonperforming and action/watch list loans from year-end 2004 to year-end 2005, including improved problem asset identification. Furthermore, this was positively impacted by loan resolutions, either through charge-off of nonbankable assets or through successful workout strategies that were executed throughout 2005. Net charge-offs for the year ended December 31, 2005 were

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

$1,620 compared with $1,029 in the same period of 2004. Annualized net charge-offs increased to 0.39% of average loans for 2005 compared to 0.23% in the same period in 2004.

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

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                  Years Ended December 31,
                                           -------------------------------------
                                              2005          2004         2003
                                           ----------    ----------   ----------

Service charges                            $    1,996    $    2,866   $    3,090
Merchant fee income                                --            56          560
Trust income                                      811           740          701
Mortgage banking income                         1,350         2,020        3,947
Insurance commissions and fees                  1,818         2,234        2,318
Bank owned life insurance (BOLI)                  545           573          681
Securities gains (losses), net                    (79)          123          281
Gain on sale of assets                              4         4,263           --
Other income                                    1,157         1,227        2,141
                                           ----------    ----------   ----------

    Total noninterest income               $    7,602    $   14,102   $   13,719
                                           ==========    ==========   ==========


        2005 compared to 2004. Noninterest income totaled $7,602 for the year ended December 31, 2005, as compared to $14,102 for the same timeframe in 2004. This represented a decrease of $6,500 or 46.1% in 2005 over the prior period. Excluding net securities gains and the gains on sale of branches and the Company's credit card portfolio, noninterest income shows a year-over-year decrease of $2,039 or 21.0%.

Excluding net securities gains and gains on sale of the branches and the credit card portfolio, the decrease in noninterest income was related to a $670 decline in mortgage banking income, an $870 decrease in service charges and $416 decline

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

in insurance commissions. Decreases in service charges and other fee based revenue were largely due to volume associated with the sale of the West region's branches in 2004. The decrease in insurance commission fees was due to account retention issues and lower than anticipated new account production. The remaining categories remained relatively stable with only slight year-over-year changes.

Mortgage banking income, which includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights), was lower in 2005 due to a decrease in mortgage origination volume slightly offset by an increase in revenue generated by the servicing rights portfolio due to the slowdown in refinancing activity.

        2004 compared to 2003. Noninterest income totaled $14,102 for the year ended December 31, 2004, as compared to $13,719 for the same timeframe in 2003. This represented an increase of $383 or 2.8% in 2004 over the prior period. Excluding net securities gains and the gains on sale of the West region, the Company's credit card portfolio and Blandinsville, noninterest income shows a year-over-year decrease of $3,722 or 27.7%.

Excluding net securities gains and gains on sale of the West region, Blandinsville and the credit card portfolio, the majority of the change to noninterest income was related to a $1,927 decline in mortgage banking income. Mortgage banking income, which includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights), was lower in 2004 due to a decrease in mortgage origination volume partially offset by an increase in revenue generated by the servicing rights portfolio due to the slowdown in refinancing activity.

Also contributing to the change was a decrease in merchant fee income due to the sale of the credit card portfolio and volume related decreases in service charges, nsf fees, and other fee based revenue related to the sale of the West region. The remaining categories remained relatively stable with only slight year-over-year changes.

        Noninterest Expense. Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                               NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                      Years Ended December 31,
                                                  ------------------------------
                                                    2005       2004       2003
                                                  --------   --------   --------

Salaries and employee benefits                    $ 13,789   $ 15,410   $ 16,020
Occupancy expense, net                               1,571      2,461      2,138
Furniture and equipment expenses                     1,935      2,215      2,094
Marketing                                              496        615        709
Supplies and printing                                  359        435        541
Telephone                                              430        546        874
Other real estate expense                               59          8        178
Amortization of intangible assets                      170        337        247
Other expense                                        4,156      4,954      5,806
                                                  --------   --------   --------

    Total noninterest expense                     $ 22,965   $ 26,981   $ 28,607
                                                  ========   ========   ========

        2005 compared to 2004. Noninterest expense totaled $22,965 for the year ended December 31, 2005, as compared to $26,981 for the same timeframe in 2004. This represented a decrease of $4,016 or 14.9% in 2005 from 2004. Approximately

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

40% of the improvement in noninterest expense levels was due to $1,621 in cost savings from salaries and employee benefits expense related to the sale of the West region's branches. Also contributing to the change were volume related decreases in occupancy expense of $890, furniture and equipment of $280 and other expense of $798 related to the branch sales in 2004.

        2004 compared to 2003. Noninterest expense totaled $26,981 for the year ended December 31, 2004, as compared to $28,607 for the same timeframe in 2003. This represented a decrease of $1,626 or 5.7% in 2004 from 2003. A majority of the savings in noninterest expense was due to $724 in cost savings associated with the divestiture of the credit card portfolio (included in other expenses) and a $610 decline in salaries and employee benefits expense due to the sale of the West region and other reductions in staffing levels. Also contributing to the change were decreases in telephone costs related to the reduction of the number of data lines utilized in the Company's infrastructure and savings in other real estate expense related to the resolution of certain other real estate properties.

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

        Applicable Income Taxes. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

                                                Years Ended December 31,
                                        --------------------------------------
                                           2005          2004          2003
                                        ----------    ----------    ----------

Income before income taxes              $    5,372    $    6,859    $    2,001
Applicable income taxes                      1,199         2,056          (129)
Effective tax rates                           22.3%         30.0%        (6.45%)

        The Company recorded income tax expense of $1,199 and $2,056 for 2005 and 2004, respectively. Effective tax rates equaled 22.3% and 30.0% respectively, for such periods. During the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding this refund, the effective tax rate would have been 27.0%.

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

        Preferred Stock Dividends. The Company paid $207 of preferred stock dividends in 2005, $207 of preferred stock dividends in 2004 and $193 of preferred stock dividends in 2003.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings).

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for 2005 and 2004 for the various rate shock levels.

December 31, 2005                              Net Interest Income
-----------------            -------------------------------------------------
                               Amount                Change            Change
                             ---------             ---------          --------
                                             (Dollars in Thousands)

        +200 bp              $  23,043             $     959             4.34%
        +100 bp                 22,629                   545             2.47
        Base                    22,084                    --               --
        -100 bp                 21,314                  (770)           (3.49)
        -200 bp                 19,744                (2,340)          (10.59)

Based on the Company's model at December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 4.34% or approximately $959. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,340 or 10.59%.

December 31, 2004                              Net Interest Income
-----------------            -------------------------------------------------
                               Amount                Change            Change
                             ---------             ---------          --------
                                             (Dollars in Thousands)

        +200 bp              $  21,070             $     996             4.96%
        +100 bp                 20,635                   560             2.79
        Base                    20,074                    --               --
        -100 bp                 19,048                (1,026)           (5.11)
        -200 bp                 17,559                (2,516)          (12.53)

Based on the Company's model at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 4.96% or approximately $996. However, if this had been presented the impact of a 200 basis point reduction would have been a decrease of $2,516 or 12.53% to net interest income.

Financial Condition

        General. As of December 31, 2005, the Company had total assets of $676,222, gross loans of $417,525, total deposits of $543,841, and total stockholders' equity of $66,075. Total assets as of December 31, 2005 increased by $6,676 or 1.0% from year-end 2004. Total gross loans as of December 31, 2005 decreased $1,750 or 0.4% from year-end 2004. Total deposits as of December 31, 2005 increased by $31,364 or 6.1% from year-end 2004.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

        Loans and Asset Quality. The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group.

The following table describes the composition of loans by major categories outstanding:

                             (Dollars in Thousands)
                                 LOAN PORTFOLIO

                                                 Aggregate Principal Amount
                            ------------------------------------------------------------------
                                                       December 31,
                            ------------------------------------------------------------------
                               2005          2004          2003          2002          2001
                            ----------    ----------    ----------    ----------    ----------
Commercial                  $   91,537    $   91,941    $  105,767    $  100,189    $  107,382
Agricultural                    26,694        28,718        33,766        36,467        40,563
Real estate:
   Commercial mortgages        126,503       129,597       134,985       147,253       150,878
   Construction                 68,508        38,882        30,674        24,486        23,676
   Agricultural                 33,033        30,601        37,092        34,688        34,611
   1-4 family mortgages         57,920        77,566        94,163        87,411        94,368
Installment                     12,747        21,502        37,415        49,949        50,961
Other                              583           468         2,950         2,786         2,529
                            ----------    ----------    ----------    ----------    ----------
Total loans                    417,525       419,275       476,812       483,229       504,968
Allowance for loan losses       (8,362)       (9,732)       (9,011)       (6,450)       (6,295)
                            ----------    ----------    ----------    ----------    ----------

   Loans, net               $  409,163    $  409,543    $  467,801    $  476,779    $  498,673
                            ==========    ==========    ==========    ==========    ==========


                                                  Aggregate Principal Amount
                            ------------------------------------------------------------------
                                              Percentage of Total Loan Portfolio
                            ------------------------------------------------------------------
                                                       December 31,
                            ------------------------------------------------------------------
                               2005          2004          2003          2002          2001
                            ----------    ----------    ----------    ----------    ----------

Commercial                       21.92%        21.93%        22.18%        20.73%        21.27%
Agricultural                      6.39          6.85          7.08          7.55          8.03
Real estate:
   Commercial mortgages          30.31         30.91         28.31         30.47         29.88
   Construction                  16.41          9.27          6.43          5.07          4.69
   Agricultural                   7.91          7.30          7.78          7.18          6.85
   1-4 family mortgages          13.87         18.50         19.75         18.08         18.69
Installment                       3.05          5.13          7.85         10.34         10.09
Other loans                       0.14          0.11          0.62          0.58          0.50
                            ----------    ----------    ----------    ----------    ----------

   Gross loans                  100.00%       100.00%       100.00%       100.00%       100.00%
                            ==========    ==========    ==========    ==========    ==========

As of December 31, 2005 and 2004, commitments of UnionBank (and its predecessors) under standby letters of credit and unused lines of credit totaled approximately $87,510 and $94,346, respectively.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2005 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                                 Within       1 to 5      After 5
                                 1 Year        Years       Years        Total
                               ----------   ----------   ----------   ----------

Commercial                     $   76,006   $   14,475   $    1,056   $   91,537
Agricultural                       20,624        5,880          190       26,694
Real estate                       153,568      114,406       18,178      286,152
Installment                         6,036        7,010           96       13,142
                               ----------   ----------   ----------   ----------

    Total                      $  256,234   $  141,771   $   19,520   $  417,525
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

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2005 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                 Within      1 to 5       After 5
                                 1 Year       Years        Years        Total
                               ----------   ----------   ----------   ----------

Fixed rate                     $   54,226   $   54,933   $   15,501   $  124,660
Variable rate                     201,334       86,135        2,314      289,783
Nonaccrual                            674          703        1,705        3,082
                               ----------   ----------   ----------   ----------

    Total                      $  256,234   $  141,771   $   19,520   $  417,525
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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

The following table sets forth a summary of nonperforming assets:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                                 December 31,
                                       ------------------------------------------------------------------
                                          2005          2004          2003          2002          2001
                                       ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                       $    3,082    $    3,649    $    8,149    $    3,931    $    7,259
Loans 90 days past due and still
  accruing interest                           922           553           328           829         1,616
                                       ----------    ----------    ----------    ----------    ----------
   Total nonperforming loans                4,004         4,202         8,477         4,760         8,875
Other real estate owned                       203           420           227         1,557         1,886
                                       ----------    ----------    ----------    ----------    ----------

   Total nonperforming assets          $    4,207    $    4,622    $    8,704    $    6,317    $   10,761
                                       ==========    ==========    ==========    ==========    ==========

Nonperforming loans to total loans           0.96%         1.00%         1.78%         0.99%         1.76%
Nonperforming assets to total loans          1.01          1.10          1.83          1.31          2.13
Nonperforming assets to total assets         0.62          0.69          1.10          0.80          1.44

The level of nonperforming loans at December 31, 2005 decreased to $4,004 versus the $4,202 that existed as of December 31, 2004. The level of nonperforming loans to total end of period loans was 0.96% at December 31, 2005, as compared to 1.00% at December 31, 2004. The reserve coverage ratio (allowance to nonperforming loans) was reported at 208.84% as of December 31, 2005 as compared to 231.6% as of December 31, 2004.

Subsequent to December 31, 2005, a loan relationship that was classified as impaired as of year end paid off. The loan relationship had an outstanding balance of $4,400 and the Company's allowance for loan loss calculation had a specific reserve allocation of $1,500 on this relationship as of year end.

        Other Potential Problem Loans. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $2,879 at December 31, 2005 as compared to $4,570 at December 31, 2004. The classification of these loans, however, does not imply that management expects losses on each of these loans. Rather, management believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2005:

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)

                                                          Number       Net Book
                                                            of         Carrying
                                                          Parcels       Value
                                                         ----------   ----------
Developed property                                                1   $       47
Vacant land or unsold lots                                        2          156
                                                         ----------   ----------
    Total other real estate owned                                 3   $      203
                                                         ==========   ==========

        Allowance for Loan Losses. At December 31, 2005, the allowance for loan losses was $8,362 or 2.00% of total loans as compared to $9,732 or 2.32% at December 31, 2004. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss analysis that examines historical loan loss experience. The loss analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2003. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no reallocations.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

The following table presents a detailed analysis of the Company's allowance for loan losses:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                  December 31,
                                      ------------------------------------------------------------------
                                         2005          2004          2003          2002          2001
                                      ----------    ----------    ----------    ----------    ----------
Beginning balance                     $    9,732    $    9,011    $    6,450    $    6,295    $    6,414

Charge-offs:
   Commercial                                342         1,497         4,791         2,561         3,202
   Real estate mortgages                   1,611           389           626           683           977
   Installment and other loans               367           578           812           634           496
                                      ----------    ----------    ----------    ----------    ----------
      Total charge-offs                    2,320         2,464         6,229         3,878         4,675
                                      ----------    ----------    ----------    ----------    ----------

Recoveries:
   Commercial                                394         1,021           415           354           312
   Real estate mortgages                     208           230            46            41            10
   Installment and other loans                98           184            93            64            73
                                      ----------    ----------    ----------    ----------    ----------
      Total recoveries                       700         1,435           554           459           395
                                      ----------    ----------    ----------    ----------    ----------

Net charge-offs                            1,620         1,029         5,675         3,419         4,280
                                      ----------    ----------    ----------    ----------    ----------
Provision for loan losses                    250         1,924         8,236         3,574         4,161
Reduction due to sale of loans                --           174            --            --            --

Ending balance                        $    8,362    $    9,732    $    9,011    $    6,450    $    6,295
                                      ==========    ==========    ==========    ==========    ==========

Period end total loans                $  417,525    $  419,275    $  476,812    $  483,229    $  504,968
                                      ==========    ==========    ==========    ==========    ==========

Average loans                         $  411,783    $  447,605    $  482,343    $  490,360    $  504,648
                                      ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs to
  average loans                             0.39%         0.23%         1.18%         0.70%         0.85%
Ratio of provision for loan losses
  to average loans                          0.06          0.43          1.71          0.73          0.82
Ratio of allowance for loan losses
  to ending total loans                     2.00          2.32          1.89          1.33          1.25
Ratio of allowance for loan losses
  to total nonperforming loans            208.84        231.60        106.30        135.50         70.93
Ratio of allowance at end of period
  to average loans                          2.03          2.17          1.87          1.32          1.25

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                    December 31,
                   ---------------------------------------------------------------------------------------------------------------
                          2005                   2004                   2003                   2002                   2001
                   -------------------    -------------------    -------------------    -------------------    -------------------
                                Loan                   Loan                   Loan                   Loan                   Loan
                              Category               Category               Category               Category               Category
                              to Gross               to Gross               to Gross               to Gross               To Gross
                    Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                   --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Commercial         $  7,386      28.32%   $  6,035      28.78%   $  4,935      29.26%   $  2,863      28.28%   $  3,499      29.30%
Real estate             773      68.49       3,311      65.98       2,846      62.27       2,110      60.80       1,786      60.11
Installment and
  other loans           203       3.19         386       5.24         593       8.47         719      10.92         537      10.59
Unallocated              --         --          --         --         637         --         758         --         473         --
                   --------   --------    --------   --------    --------   --------    --------   --------    --------   --------

  Total            $  8,362     100.00%   $  9,732     100.00%   $  9,011     100.00%   $  6,450     100.00%   $  6,295     100.00%
                   ========   ========    ========   ========    ========   ========    ========   ========    ========   ========


In years prior to 2004, management considered the unallocated portion of the allowance necessary to allow for inherent subjective reserves that are needed based on general economic conditions and specific economic factors. Since 2004, management has included the subjective portion of the allowance as a part of the allocation process to the respective loan categories. Management does not deem this process to be a change in methodology, but rather a refinement in their loan loss calculation. Management believes that there would be no change in the balance of the allowance for loan losses if this approach was used in all of the years presented.

        Securities Activities. The Company's consolidated securities portfolio, which represented 31.4% of the Company's average earning asset base as of December 31, 2005, as compared to 32.7% as of December 31, 2004, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $196,440 at December 31, 2005 compared to $191,661 at December 31, 2004. The Company does not have any securities classified as trading or held-to-maturity.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table describes the composition of securities by major category and maturity:

                              SECURITIES PORTFOLIO
                             (Dollars in Thousands)

                                                                   December 31,
                                 -----------------------------------------------------------------------------------
                                           2005                         2004                         2003
                                 -------------------------    -------------------------    -------------------------
                                                  % of                         % of                         % of
                                   Amount       Portfolio       Amount       Portfolio       Amount       Portfolio
                                 -----------   -----------    -----------   -----------    -----------   -----------
Available-for-Sale
  U.S. government agencies
    and corporations                  30,857         15.71         20,924         10.92         30,270         12.00
  U.S. government agency
    mortgage backed securities       101,022         51.42        117,500         61.30        158,305         62.76
  States and political
    subdivisions                      18,400          9.37         24,647         12.86         29,723         11.78
  Collateralized mortgage
    obligations                       20,938         10.66          2,486          1.30          5,972          2.37
  Corporate bonds                      6,907          3.52          8,239          4.30         10,598          4.20
  Other securities                    18,316          9.32         17,865          9.32         17,380          6.89
                                 -----------   -----------    -----------   -----------    -----------   -----------

     Total                       $   196,440        100.00%   $   191,661        100.00%   $   252,248        100.00%
                                 ===========   ===========    ===========   ===========    ===========   ===========

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2005. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

                                MATURITY SCHEDULE
                             (Dollars in Thousands)

                                                                   Maturing
                         ----------------------------------------------------------------------------------------------------
                                                     After 1 but           After 5 but
                            Within 1 Year          Within 5 Years         Within 10 Years        After 10 Years       Total
                         -------------------    --------------------   --------------------   --------------------   --------
                          Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield      Amount
                         --------   --------    --------    --------   --------    --------   --------    --------   --------
Available-for-Sale
U.S. government
  agencies and
  corporations           $  3,737      4.114%   $ 24,247      4.090%   $  2,873      4.900%   $     --         --%   $ 30,857
U.S. government
  agency mortgage
  backed securities           221      7.952         911      5.939       6,253      5.276      93,637      4.138     101,022
States and political
  subdivisions (1)          2,722      6.527       9,088      6.694       5,163      7.309       1,427      7.586      18,400
Collateralized
  mortgage obligations         --         --         173      4.116          --         --      20,765      5.517      20,938
Corporate bonds                --         --       6,907      5.653          --         --          --                  6,907
                         --------               --------               --------               --------               --------

   Total                 $  6,680               $ 41,326               $ 14,289               $115,829               $178,124
                         ========               ========               ========               ========               ========

------------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

        Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $520,027 for 2005, representing a decrease of $56,082 or 9.7% compared with the average balance of total deposits for 2004.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth certain information regarding UnionBank's average deposits:

                                AVERAGE DEPOSITS
                             (Dollars in Thousands)

                                                            For the Years Ended December 31,
                       ------------------------------------------------------------------------------------------------------------
                                     2005                                 2004                                2003
                       ----------------------------------   ----------------------------------   ----------------------------------
                                        %        Average                     %        Average                    %         Average
                         Average       of         Rate        Average       of         Rate        Average      of          Rate
                         Amount      Total        Paid        Amount       Total       Paid        Amount      Total        Paid
                       ----------  ----------   ---------   ----------  ----------   ---------   ----------  ----------   ---------
Non-interest-bearing
  demand deposits      $   61,040       11.74%         --%  $   71,912       12.48%         --%  $   74,855       12.06%         --%
Savings accounts           42,122        8.10        0.50       47,337        8.22        0.56       49,334        7.95        0.76
Interest-bearing
  demand deposits         131,882       25.36        1.51      151,961       26.38        0.98      163,617       26.37        1.12
Time, less than
  $100,000                136,745       26.30        3.06      156,198       27.11        2.76      174,921       28.19        3.17
Time, $100,000
  or more                 148,238       28.50        3.05      148,701       25.81        2.57      157,824       25.43        2.98
                       ----------  ----------   ---------   ----------  ----------   ---------   ----------  ----------   ---------

   Total deposits      $  520,027      100.00%       2.10%  $  576,109      100.00%       1.72%  $  620,551      100.00%       2.01%
                       ==========  ==========   =========   ==========  ==========   =========   ==========  ==========   =========

As of December 31, 2005, average time deposits over $100,000 represented 28.5% of total average deposits, compared with 25.8% of total average deposits as of December 31, 2004. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2005:

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

    Three months or less                                              $   60,256
    Over three months through six months                                  30,823
    Over six months through twelve months                                 36,871
    Over twelve months                                                    34,378
                                                                      ----------

        Total                                                         $  162,328
                                                                      ==========

        Return on Equity and Assets. The following table presents various ratios for the Company:

                           RETURN ON EQUITY AND ASSETS

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                   2005        2004        2003
                                                   ----        ----        ----

Return on average assets                           0.63%       0.65%       0.28%
Return on average equity                           6.06        7.06        3.16
Average equity to average assets                  10.39        9.27        8.87
Dividend payout ratio for common stock            43.39       36.42       74.39

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in investing activities offset by those provided by operating activities and financing activities, resulted in a net increase in cash and cash equivalents of $1,556 from December 31, 2004 to December 31, 2005.

During 2005, the Company experienced net cash inflows of $3,104 in financing activities primarily due to an increase in deposits and $8,735 from operating activities due to proceeds from net loans sales and net income. In contrast, net cash outflows of $10,283 were used in investing activities due to purchases of securities.

UnionBank's securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2005, 33.4% of UnionBank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, UnionBank's liquidity could be adversely affected. Currently, the maturities of UnionBank's large time deposits are spread throughout the year, with 37.1% maturing in the first quarter of 2006, 19.0% maturing in the second quarter of 2006, 22.7% maturing in the third and fourth quarters of 2006, and the remaining 21.2% maturing thereafter. UnionBank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The Company's borrowings included notes payable at December 31, 2005 in the principal amount of $9,200 payable to the Company's principal correspondent bank and $268 payable to individuals related to the purchase of the Howard Marshall Agency. The note to the Company's principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Bank. The note related to the purchase of the Howard Marshall Agency requires monthly principal and interest payments.

The Company's principal source of funds for repayment of the indebtedness is dividends from UnionBank. At December 31, 2005, approximately $2,500 was available for dividends without regulatory approval.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2005:

                                                                Payments Due by Period
                                           --------------------------------------------------------------
                                            Within 1                                After
Contractural Obligations                      Year      1-3 Years     4-5 Years    5 Years        Total
                                           ----------   ----------   ----------   ----------   ----------
Short-term debt                            $    9,200   $       --   $       --   $       --   $    9,200
Long-term debt                                     --          268           --           --          268
Certificates of deposit                       227,895       65,303       15,057        2,750      311,005
Operating leases                                  107          214          172           13          506
Severance payments                                253           --           --           --          253
Series B Mandatory redeemable
    preferred stock                                --          831           --           --          831
FHLB Advances                                   8,300       23,500       10,200        8,000       50,000
                                           ----------   ----------   ----------   ----------   ----------

   Total contractual cash obligations      $  245,755   $   90,116   $   25,429   $   10,763   $  372,063
                                           ==========   ==========   ==========   ==========   ==========


                                                      Amount of Commitment Expiration per Period
                                           --------------------------------------------------------------
                                            Within 1                                After
Off-Balance Sheet Financial Instruments       Year      1-3 Years     4-5 Years    5 Years        Total
                                           ----------   ----------   ----------   ----------   ----------
Lines of credit                            $   58,741   $    2,451   $    1,670   $   16,582   $   79,444
Standby letters of credit                       7,444          622           --           --        8,066
                                           ----------   ----------   ----------   ----------   ----------

   Total commercial commitments            $   66,185   $    3,073   $    1,670   $   16,582   $   87,510
                                           ==========   ==========   ==========   ==========   ==========

Capital Resources

    Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at December 31, 2005 was $66,075, a decrease of $4,172 or 5.9%, from December 31, 2004. The stockholders' equity decrease was largely the result of the purchase of $5,739 in treasury stock and dividends paid to shareholders offset partially by 2005 net income. Average equity as a percentage of average assets was 10.39% at December 31, 2005, compared to 9.27% at December 31, 2004. Book value per common share equaled $17.23 at December 31, 2005, a decrease from $17.30 reported at the end of 2004.

    Stock Repurchase Programs

On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. On July 5, 2005, the Company announced the approval of a new program to commence at the conclusion of the previously authorized repurchase program. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. As of December 31, 2005, the Company has repurchased 268,754 shares at a weighted average cost of $21.35.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

    Capital Measurements

UnionBank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.1% and 13.3%, respectively, at December 31, 2005. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2005, the Tier 2 risk-based capital was comprised of $6,266 in allowance for loan losses (limited to 1.25% of risk-weighted assets). The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

The following table sets forth an analysis of the Company's capital ratios:

                            RISK-BASED CAPITAL RATIOS
                             (Dollars in Thousands)

                                            December 31,                   Minimum       Well
                                --------------------------------------     Capital    Capitalized
                                   2005          2004          2003        Ratios       Ratios
                                ----------    ----------    ----------   ----------   -----------
Tier 1 risk-based capital       $   60,546    $   63,347    $   59,851
Tier 2 risk-based capital            6,266         6,067         7,790
                                ----------    ----------    ----------
Total capital                       66,812        69,414        67,641
Risk-weighted assets               501,342       485,325       556,729
Capital ratios
    Tier 1 risk-based capital         12.1%         13.0%         10.8%          4.0%          6.0%
    Tier 2 risk-based capital         13.3          14.3          12.2           8.0          10.0
    Leverage ratio                     9.0           9.5           7.7           4.0           5.0

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

Item 8.       Financial Statements and Supplementary Data

                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm.......................44

Consolidated Balance Sheets (December 31, 2005 and 2004) .....................45

Consolidated Statements of Income
        (For the years ended December 31, 2005, 2004 and 2003)................46

Consolidated Statements of Stockholders' Equity
        (For the years ended December 31, 2005, 2004 and 2003)................47

Consolidated Statements of Cash Flows
        (For the years ended December 31, 2005, 2004 and 2003)................49

Notes  .......................................................................51

                               Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference by Note 20 to the Notes to Consolidated Financial Statements contained herein.

[GRAPHIC OMITTED] Crowe(TM)

        Crowe Chizek and Company LLC
        Member Horwath International


             Report of Independent Registered Public Accounting Firm




UnionBancorp, Inc.
Ottawa, Illinois


We have audited the accompanying balance sheets of UnionBancorp, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UnionBancorp, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


                                            /s/ Crowe Chizek and Company LLC

                                            Crowe Chizek and Company LLC
Oak Brook, Illinois
February 18, 2006

UNIONBANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004 (In Thousands, Except Share and Per Share Data)

                                                                      2005          2004
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $   24,358    $   22,802
Securities available-for-sale                                         196,440       191,661
Loans                                                                 417,525       419,275
Allowance for loan losses                                              (8,362)       (9,732)
                                                                   ----------    ----------
    Net loans                                                         409,163       409,543
Cash value of life insurance                                           15,498        14,953
Mortgage servicing rights                                               2,533         2,772
Premises and equipment, net                                            13,908        13,463
Goodwill                                                                6,963         6,963
Intangible assets, net                                                    533           703
Other real estate                                                         203           420
Other assets                                                            6,623         6,266
                                                                   ----------    ----------

    Total assets                                                   $  676,222    $  669,546
                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Non-interest-bearing                                       $   57,832    $   55,800
        Interest-bearing                                              486,009       456,677
                                                                   ----------    ----------
           Total deposits                                             543,841       512,477
    Federal funds purchased and securities sold under
      agreements to repurchase                                            612        12,722
    Federal Home Loan Bank advances                                    50,000        61,900
    Notes payable                                                       9,468         6,629
    Series B mandatory redeemable preferred stock                         831           831
    Other liabilities                                                   5,395         4,740
                                                                   ----------    ----------
        Total liabilities                                             610,147       599,299


Stockholders' equity
    Preferred stock
    Series A Convertible Preferred Stock (aggregate liquidation
      preference of 2,762)                                                500           500
    Series C Preferred Stock                                               --            --
    Common stock, $1 par value, 10,000,000 shares authorized;
     4,684,393 and 4,640,907 shares issued in 2005 and 2004             4,684         4,641
    Surplus                                                            23,167        22,632
    Retained earnings                                                  48,837        46,592
    Accumulated other comprehensive income                                 95         1,351
                                                                   ----------    ----------
                                                                       77,283        75,716
    Treasury stock, at cost, 877,517 shares at December 31, 2005
      and 608,763 shares at December 31, 2004                         (11,208)       (5,469)
                                                                   ----------    ----------
        Total stockholders' equity                                     66,075        70,247
                                                                   ----------    ----------

           Total liabilities and stockholders' equity              $  676,222    $  669,546
                                                                   ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004, and 2003 (In Thousands, Except Per Share
Data)

                                                          2005         2004         2003
-------------------------------------------------------------------------------------------
Interest income
   Loans                                              $   27,251    $   27,718   $   32,693
   Securities
      Taxable                                              6,331         5,925        6,805
      Exempt from federal income taxes                       993         1,221        1,533
   Federal funds sold and other                              122            48           55
                                                      ----------    ----------   ----------
      Total interest income                               34,697        34,912       41,086

Interest expense
   Deposits                                               10,910         9,909       12,453
   Federal funds purchased and securities sold
     under agreements to repurchase                          197            98          122
   Advances from the Federal Home Loan Bank                2,128         2,887        2,997
   Series B Mandatory Redeemable preferred stock              50            50           64
   Notes payable and other                                   427           306          325
                                                      ----------    ----------   ----------
      Total interest expense                              13,712        13,250       15,961
                                                      ----------    ----------   ----------
Net interest income                                       20,985        21,662       25,125
Provision for loan losses                                    250         1,924        8,236
                                                      ----------    ----------   ----------
Net interest income after provision for loan losses       20,735        19,738       16,889

Noninterest income
   Service charges                                         1,996         2,866        3,090
   Merchant fee income                                        --            56          560
   Trust income                                              811           740          701
   Mortgage banking income                                 1,350         2,020        3,947
   Insurance and brokerage commissions and fees            1,818         2,234        2,318
   Bank Owned Life Insurance (BOLI)                          545           573          681
   Securities (losses) gains, net                            (79)          123          281
   Gain on sale of other assets                                4         4,263           --
   Other income                                            1,157         1,227        2,141
                                                      ----------    ----------   ----------
                                                           7,602        14,102       13,719
Noninterest expenses
   Salaries and employee benefits                         13,789        15,410       16,020
   Occupancy, net                                          1,571         2,461        2,138
   Furniture and equipment                                 1,935         2,215        2,094
   Marketing                                                 496           615          709
   Supplies and printing                                     359           435          541
   Telephone                                                 430           546          874
   Other real estate owned                                    59             8          178
   Amortization of intangible assets                         170           337          247
   Other                                                   4,156         4,954        5,806
                                                      ----------    ----------   ----------
                                                          22,965        26,981       28,607
                                                      ----------    ----------   ----------

Income before income taxes                                 5,372         6,859        2,001

Income taxes                                               1,199         2,056         (129)
                                                      ----------    ----------   ----------

Net income                                            $    4,173    $    4,803   $    2,130
Preferred stock dividends                                    207           207          193
                                                      ----------    ----------   ----------

Net income for common stockholders                    $    3,966    $    4,596   $    1,937
                                                      ==========    ==========   ==========
Basic earnings per common share                       $     1.01    $     1.14   $     0.48
                                                      ==========    ==========   ==========
Diluted earnings per common share                     $     0.99    $     1.12   $     0.48
                                                      ==========    ==========   ==========
Dividends per common share                            $     0.44    $     0.40   $     0.36
                                                      ==========    ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004, and 2003 (In Thousands, Except Share Data)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                              Unearned
                              Series A                                         Accumulated  Compensation
                             Convertible                                          Other        Under
                              Preferred    Common                   Retained  Comprehensive    Stock      Treasury
                                Stock       Stock      Surplus      Earnings      Income    Option Plans    Stock         Total
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance,
  January 1, 2003             $      500  $    4,571  $   21,856   $   43,113   $    3,171   $      (23)  $   (5,124)  $   68,064

  Common stock dividends              --          --          --       (1,441)          --           --           --       (1,441)
  Preferred stock dividends           --          --          --         (193)          --           --           --         (193)
  Exercise of stock options
    (56,404 shares)                   --          57         628           --           --           --           --          685
  Amortization of un-
    earned compensation
    under stock option plans          --          --          --           --           --           21           --           21
Purchase of 10,500 shares
    of treasury stock                 --          --          --           --           --           --         (189)        (189)
Comprehensive income
  Net income                          --          --          --        2,130           --           --           --        2,130
  Net decrease in fair
    value of securities
    classified as available-
    for-sale, net of income
    taxes and reclassi-
    fication adjustments              --          --          --           --       (1,030)          --           --       (1,030)
                                                                                                                       ----------
    Total comprehensive
      income                                                                                                                1,100
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2003                  500       4,628      22,484       43,609        2,141           (2)      (5,313)      68,047

  Common stock dividends              --          --          --       (1,613)          --           --           --       (1,613)
  Preferred stock dividends           --          --          --         (207)          --           --           --         (207)
  Exercise of stock options
    (13,294 shares)                   --          13         148           --           --           --           --          161
  Amortization of un-
    earned compensation
    under stock option plans          --          --          --           --           --            2           --            2
Purchase of 8,000 shares
    of treasury stock                 --          --          --           --           --           --         (156)        (156)
Comprehensive income
  Net income                          --          --          --        4,803           --           --           --        4,803
  Net decrease in fair
    value of securities
    classified as available-
    for-sale, net of income
    taxes and reclassi-
    fication adjustments              --          --          --           --         (790)          --           --         (790)
                                                                                                                       ----------
    Total comprehensive
      income                                                                                                                4,013
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2004           $      500  $    4,641  $   22,632   $   46,592   $    1,351   $       --   $   (5,469)  $   70,247
                              ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004, and 2003 (In Thousands, Except Share Data)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                              Unearned
                              Series A                                         Accumulated  Compensation
                             Convertible                                          Other        Under
                              Preferred    Common                   Retained  Comprehensive    Stock      Treasury
                                Stock       Stock      Surplus      Earnings      Income    Option Plans    Stock         Total
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance,
  December 31, 2004           $      500  $    4,641  $   22,632   $   46,592   $    1,351   $       --   $   (5,469)  $   70,247

  Common stock dividends              --          --          --       (1,721)          --           --           --       (1,721)
  Preferred stock dividends           --          --          --         (207)          --           --           --         (207)
  Exercise of stock options
    (43,486 shares)                   --          43         535           --           --           --           --          578
  Purchase of 268,754 shares
    of treasury stock                 --          --          --           --           --           --       (5,739)      (5,739)
Comprehensive income
  Net income                          --          --          --        4,173           --           --            --       4,173
  Net decrease in fair value-
    of securities classified as
    available-for-sale, net of
    income taxes and reclassi-
    fication adjustments              --          --          --           --       (1,256)          --            --      (1,256)
                                                                                                                       ----------
    Total comprehensive
      income                                                                                                                2,917
                              ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------

Balance,
  December 31, 2005           $      500  $    4,684  $   23,167   $   48,837   $       95   $       --   $  (11,208)  $   66,075
                              ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003 (In Thousands)

                                                                2005          2004          2003
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                               $    4,173    $    4,803    $    2,130
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                               1,839         2,455         1,685
      Amortization of intangible assets                            170           337           247
      Amortization of mortgage servicing rights                    535           722         1,732
      Amortization of unearned compensation under
        stock option plans                                          --             2            21
      Amortization of bond premiums, net                         1,114         1,739         1,719
      Federal Home Loan Bank stock dividend                       (191)         (350)         (325)
      Provision for loan losses                                    250         1,924         8,236
      Provision for deferred income taxes                          702           464          (616)
      Net change in BOLI                                          (545)         (574)         (530)
      Net change in OREO                                          (655)         (619)         (210)
      Securities losses/(gains), net                                79          (123)         (281)
      Gain on sale of assets, net                                   (4)       (4,263)           --
      Gain (loss) on sale of real estate acquired in
        settlement of loans                                        (42)          (44)          168
      Gain on sale of loans                                     (1,034)       (1,877)       (4,727)
      Proceeds from sale of loans held for sale                 51,838        86,828       205,272
      Origination of loans held for sale                       (50,378)      (83,273)     (196,907)
Change in assets and liabilities
         (Increase) decrease in other assets                      (679)        1,053        (3,038)
         Increase (decrease) in other liabilities                1,563           606          (730)
                                                            ----------    ----------    ----------
           Net cash provided by operating activities             8,735         9,810        13,846

Cash flows from investing activities
   Securities available for sale
      Proceeds from maturities and paydowns                     56,414       104,192        64,500
      Proceeds from sales                                       10,885        19,584        72,398
      Purchases                                                (74,972)      (66,070)     (164,690)
   Purchase of loans                                            (3,275)           --            --
   Net decrease (increase)  in loans                             2,730        11,745        (3,106)
   Purchase of premises and equipment                           (2,979)       (2,197)       (4,186)
   Purchase of bank-owned life insurance, net                       --            --            73
   Proceeds from sale of real estate acquired in
     settlement of loans                                           914           470         1,372
   Sale of branches                                                 --       (50,835)           --
   Acquisition of insurance agency, net of debt assumed             --            --          (150)
                                                            ----------    ----------    ----------
      Net cash provided by (used in) investing activities      (10,283)       16,889       (33,789)

(Continued)

UNIONBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003 (In Thousands)

                                                               2005          2004          2003
---------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase (decrease) in deposits                      $   31,364    $  (24,419)   $   (3,926)
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase        (12,110)       11,189        (2,055)
   Net increase (decrease) in advances from the
     Federal Home Loan Bank                                    (11,900)      (10,550)       10,700
   Payments on notes payable                                    (2,586)       (1,000)         (550)
   Proceeds from notes payable                                   5,425           500           148
   Dividends on common stock                                    (1,721)       (1,613)       (1,441)
   Dividends on preferred stock                                   (207)         (207)         (193)
   Proceeds from exercise of stock options                         578           161           685
   Purchase of treasury stock                                   (5,739)         (156)         (189)
                                                            ----------    ----------    ----------
      Net cash provided by (used in) financing activities        3,104       (26,095)        3,179
                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents             1,556           604       (16,764)

Cash and cash equivalents
   Beginning of year                                            22,802        22,198        38,962
                                                            ----------    ----------    ----------

   End of year                                              $   24,358    $   22,802    $   22,198
                                                            ==========    ==========    ==========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                              $   12,980    $   13,219    $   16,453
      Income taxes                                                 862           346         1,850
   Transfers from loans to other real estate owned                 675           619           210

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

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes and confirms the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

Bank-owned life insurance
-------------------------

The Company has invested in bank-owned life insurance policies, for which the Company is also the beneficiary, on certain members of management. Bank-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an aggregate face value of $36.2 million and $37.0 million with an approximate cash surrender value of $15.5 million and $15.0 million at December 31, 2005 and 2004, respectively.

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

                                                        2005         2004         2003
                                                     ----------   ----------   ----------
    Net income as reported for common stockholders   $    3,966   $    4,596   $    1,937
    Deduct:  stock-based compensation expense
      determined under fair value based method              106           96           95
                                                     ----------   ----------   ----------

    Pro forma net income                             $    3,860   $    4,500   $    1,842
                                                     ==========   ==========   ==========


    Basic earnings per common share as reported      $     1.01   $     1.14   $     0.48
    Pro forma basic earnings per common share              0.98         1.12         0.46

    Diluted earnings per common share as reported          0.99         1.12         0.48
    Pro forma diluted earnings per common share            0.96         1.09         0.45

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                         2005          2004          2003
                                      ----------    ----------    ----------
    Fair value                        $     4.94    $     4.74    $     4.93
    Risk-free interest rate                 4.56%         3.32%         2.27%
    Expected option life (years)               5             5             5
    Expected stock price volatility        23.45%        24.58%        26.04%
    Dividend yield                          1.92%         1.90%         1.65%

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

The Company has the following classes of preferred stock issued or authorized:

    Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2005 and 2004. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,140 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

    Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2005 and 2004. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

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

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

    Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2005 and 2004. The Series C Preferred Stock is only issuable upon exercise of rights issued pursuant to the Company's Stockholder Rights Plan. Each share of Series C Junior Participating Preferred Stock is entitled to, when, as, and if declared, a minimum preferential quarterly dividend payment of $3.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C Preferred Stock will be entitled to a minimum preferential payment of $1,000 per share (plus any accrued but unpaid dividends) and will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Series C Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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

Dividend restriction
--------------------

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the subsidiary bank to the holding company or by the holding company to stockholders.

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

Adoption of new accounting standards
------------------------------------

SFAS 123R, "Accounting for Stock-Based Compensation, Revised," requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning after September 15, 2005 to those beginning after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect of the results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $83,000 during the balance of 2006, $41,000 in 2007, $29,000 in 2008, and $29,000 in 2009. There will be no significant effect on financial position as total equity will not change.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and issued FSP 115-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

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

On December 23,2005, the Company entered into an agreement to sell the deposits of their Mendota Illinois branch to First State Bank in Mendota. The Definitive Purchase and Assumption Agreement entered into calls for First State to assume approximately $10 million in deposits. The transaction is expected to be completed late in the first quarter of 2006.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                   Gross           Gross
                                                    Fair         Unrealized      Unrealized
                                                    Value          Gains           Losses
                                                 ------------   ------------    ------------
Available-for-sale
    December 31, 2005
        U.S. government agencies                 $     30,857   $          8    $       (364)
        States and political subdivisions              18,400            424             (16)
        U.S. government agency mortgage-backed
          securities                                  101,022            854            (675)
        Collateralized mortgage obligations            20,938             21            (157)
        Equity securities                              18,316             54             (49)
        Corporate                                       6,907             62              (7)
                                                 ------------   ------------    ------------

                                                 $    196,440   $      1,423    $     (1,268)
                                                 ============   ============    ============

Available-for-sale
    December 31, 2004
        U.S. government agencies                 $     20,924   $        144    $        (26)
        States and political subdivisions              24,647            879              (6)
        U.S. government agency mortgage-backed
          securities                                  117,500          1,205            (318)
        Collateralized mortgage obligations             2,486             --             (26)
        Equity securities                              17,865             39              (9)
        Corporate                                       8,239            323              --
                                                 ------------   ------------    ------------
                                                 $    191,661   $      2,590    $       (385)
                                                 ============   ============    ============

At December 31, 2005, approximately 35% of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.


Sales of securities available-for-sale were as follows:

                                           Years Ended December 31,
                                    --------------------------------------
                                       2005          2004          2003
                                    ----------    ----------    ----------

    Proceeds                        $   10,885    $   19,584    $   72,398
    Realized gains                          24           166           281
    Realized losses                       (103)          (43)           --

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

The fair value of securities classified as available-for-sale at December 31, 2005, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value
----------

    Due in one year or less                                         $    6,460
    Due after one year through five years                               40,241
    Due after five years through ten years                               8,036
    Due after ten years                                                  1,427
    U.S. government agency mortgage-backed securities                  101,022
    Collateralized mortgage obligations                                 20,938
    Equity securities                                                   18,316
                                                                    ----------
                                                                    $  196,440
                                                                    ==========

As of December 31, 2005, the Company held callable securities carried at a fair value of $47,091. The amortized cost of these securities was $47,095 as of December 31, 2005.

Securities with carrying values of approximately $132,000 and $151,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders' equity.

Securities with unrealized losses at year-end 2005 not recognized in income are as follows:

                                   Less than 12 Months             12 Months or More                    Total
                               ---------------------------    ---------------------------    ---------------------------
                                  Fair         Unrealized        Fair        Unrealized         Fair        Unrealized
Description of Securities         Value           Loss           Value          Loss            Value          Loss
-------------------------      ------------   ------------    ------------   ------------    ------------   ------------
U. S. government agencies      $     21,445   $       (260)   $      5,876   $       (104)   $     27,321   $       (364)
State and political
  subdivisions                          611             (5)            462            (11)          1,073            (16)
U.S. government agency
  mortgage-backed securities         36,194           (429)         13,929           (246)         50,123           (675)
Collateralized mortgage
  Obligations                        15,383           (157)             48             --          15,431           (157)
Equity securities                     1,030             (7)             --             --           1,030             (7)
Corporate                             1,822             (7)          3,708            (42)          5,530            (49)
                               ------------   ------------    ------------   ------------    ------------   ------------

Total temporarily impaired     $     76,485   $       (865)   $     24,023   $       (403)   $    100,508   $     (1,268)
                               ============   ============    ============   ============    ============   ============

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

Securities with unrealized losses at year-end 2004 not recognized in income are as follows:

                                   Less than 12 Months             12 Months or More                    Total
                               ---------------------------    ---------------------------    ---------------------------
                                  Fair         Unrealized        Fair        Unrealized         Fair        Unrealized
Description of Securities         Value           Loss           Value          Loss            Value          Loss
-------------------------      ------------   ------------    ------------   ------------    ------------   ------------
U.S. government agencies       $      5,954   $        (26)   $         --   $         --    $      5,954   $        (26)
State and political
  subdivisions                          900             (1)            563             (5)          1,463             (6)
U.S. government agency
  mortgage-backed securities         30,476           (261)         11,297            (56)         41,773           (317)
Collateralized mortgage
  obligations                           222             (2)          2,074            (25)          2,296            (27)
Equity securities                        --             --              --             --              --             --
Corporate                             3,741             (9)             --             --           3,741             (9)
                               ------------   ------------    ------------   ------------    ------------   ------------

Total temporarily impaired     $     41,293   $       (299)   $     13,934   $        (86)   $     55,227   $       (385)
                               ============   ============    ============   ============    ============   ============

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

Note 4.  Loans

The major classifications of loans follow:

                                                           December 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------

    Commercial                                       $  118,231   $  120,659
    Commercial real estate                              183,361      129,597
    Real estate                                         101,287      145,307
    Real estate loans held for sale                       1,316        1,742
    Installment                                          12,747       21,502
    Other                                                   583          468
                                                     ----------   ----------

                                                     $  417,525   $  419,275
                                                     ==========   ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans (Continued)

An analysis of activity in the allowance for loan losses follows:

                                                                            Years Ended December 31,
                                                                     --------------------------------------
                                                                        2005          2004          2003
                                                                     ----------    ----------    ----------
    Balance at beginning of year                                     $    9,732    $    9,011    $    6,450
        Provision for loan losses                                           250         1,924         8,236
        Reduction due to sale of loans                                       --          (174)           --
        Recoveries                                                          700         1,435           554
        Loans charged off                                                (2,320)       (2,464)       (6,229)
                                                                     ----------    ----------    ----------

    Balance at end of year                                           $    8,362    $    9,732    $    9,011
                                                                     ==========    ==========    ==========

The following table presents data on impaired loans:
                                                                                   December 31,
                                                                     --------------------------------------
                                                                        2005          2004          2003
                                                                     ----------    ----------    ----------
   Year-end impaired loans for which an allowance
     has been provided                                               $   12,585    $   15,709    $   10,212
   Year-end impaired loans for which no allowance
     has been provided                                                      563           818         2,682
                                                                     ----------    ----------    ----------

   Total loans determined to be impaired                             $   13,148    $   16,527    $   12,894
                                                                     ==========    ==========    ==========

   Allowance for loan loss for impaired loans included
     in the allowance for loan losses                                $    3,913    $    4,978    $    3,386
                                                                     ==========    ==========    ==========
   Average recorded investment in impaired loans                     $   14,839    $   17,088    $   11,039
                                                                     ==========    ==========    ==========
   Interest income recognized from impaired loans                    $    1,189    $      885    $      694
                                                                     ==========    ==========    ==========
   Cash basis interest income recognized from impaired loans         $      177    $       24    $      138
                                                                     ==========    ==========    ==========

Nonperforming loans were as follows:
                                                             December 31,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------

        Loans past due over 90 days still on accrual   $      922   $      553
        Nonaccrual loans                                    3,082        3,649

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company and its subsidiary conducts most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central and northwest Illinois. The Bank's loan portfolios include a concentration of loans to agricultural and agricultural-related industries amounting to approximately $72,440 and $59,215 as of December 31, 2005 and 2004, respectively.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 4.  Loan (Continued)

In the normal course of business, loans are made to executive officers, directors, and principal stockholders of the Company and its subsidiaries and to parties that the Company or its directors, executive officers, and stockholders have the ability to significantly influence (related parties). Changes in such loans during the year ended December 31, 2005 follow:


        Balance at December 31, 2004                               $  23,689
           New loans, extensions, and modifications                   23,841
           Repayments                                                (24,885)
           Change in classification                                     (101)
                                                                   ---------

        Balance at December 31, 2005                               $  22,544
                                                                   =========


Note 5.  Loan Servicing

The following summarizes the secondary mortgage market activities:

                                                   Years Ended December 31,
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------

    Proceeds from sales of mortgage loans   $   51,838   $   86,828   $  205,272
                                            ==========   ==========   ==========

    Gain on sales of mortgage loans         $    1,034   $    1,877   $    4,727
                                            ==========   ==========   ==========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                       December 31,
                                                 -----------------------
                                                    2005          2004
                                                 ----------   ----------

        Federal Home Loan Mortgage Corporation   $    1,706   $    2,586
        Federal National Mortgage Association       289,974      313,241
        Small Business Administration                 1,333        1,576
        Other                                         9,229        8,649
                                                 ----------   ----------

                                                 $  302,242   $  326,052
                                                 ==========   ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1,348 and $1,608 at December 31, 2005 and 2004, respectively.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 5.  Loan Servicing (Continued)

Following is an analysis of the changes in originated mortgage servicing rights:

                                                  Years Ended December 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------

    Balance at beginning of year           $    2,772   $    2,775   $    2,640
    Originated mortgage servicing rights          296          719        1,867
    Amortization                                 (535)        (722)      (1,732)
                                           ----------   ----------   ----------

    Balance at end of year                 $    2,533   $    2,772   $    2,775
                                           ==========   ==========   ==========

The fair value of capitalized mortgage servicing rights was $2.5 million and $2.7 million at December 31, 2005 and 2004, respectively. Fair value was determined using discount rates ranging from 9.5% to 15.5%, prepayment speeds ranging from 13.6% to 15.3%, depending on the stratification of the specific right.

Estimated amortization expense for each of the next five years:

                  2005                                         $492
                  2006                                         $450
                  2007                                         $425
                  2008                                         $400
                  2009                                         $375

Loans held for sale, which are included in real estate loans, are summarized as follows:

                                                               December 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------

    Secured by one-to-four-family residences               $  1,316   $  1,742
                                                           ========   ========

Note 6.  Premises and Equipment

Premises and equipment consisted of:
                                                                December 31,
                                                           --------------------
                                                              2005       2004
                                                           ---------  ---------

    Land                                                   $   3,329  $   3,069
    Buildings                                                 11,632     11,290
    Furniture and equipment                                   17,728     16,288
    Construction in process                                      132        248
                                                           ---------  ---------
                                                              32,821     30,895
    Less accumulated depreciation                             18,913     17,432
                                                           ---------  ---------

                                                           $  13,908  $  13,463
                                                           =========  =========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 7.  Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill during the year is as follows:

                                                            2005        2004
                                                         ---------   ---------

    Beginning of year                                    $   6,963   $   7,642

    Amount allocated to branch sales                             -        (679)
                                                         ---------   ---------

    End of year                                          $   6,963   $   6,963
                                                         =========   =========


Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

                                                              2005                         2004
                                                  ---------------------------   ---------------------------
                                                     Gross                         Gross
                                                    Carrying      Accumulated     Carrying     Accumulated
                                                     Amount      Amortization      Amount      Amortization
                                                  ------------   ------------   ------------   ------------
    Amortized intangible assets:
        Core deposit intangibles                  $      1,089   $      1,022   $      1,089   $        911
        Other customer relationship intangibles            749            283            749            224
                                                  ------------   ------------   ------------   ------------

           Total                                  $      1,838   $      1,305   $      1,838   $      1,135
                                                  ============   ============   ============   ============

Aggregate amortization expense was $170, $280, and $247 for 2005, 2004, and 2003.

Estimated amortization expense for subsequent years:

                          2006                        $   126
                          2007                             60
                          2008                             60
                          2009                             60
                          2010                             60
                          Thereafter                      164

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 8.  Deposits

Deposit account balances by type are summarized as follows:

                                                              December 31,
                                                        -----------------------
                                                           2005          2004
                                                        ----------    ---------

    Non-interest-bearing demand deposits                $   57,832    $  55,800
    Savings, NOW, and money market accounts                175,004      179,740
    Time deposits of $100 or more                          162,328      134,149
    Other time deposits                                    148,677      142,788
                                                        ----------    ---------

                                                        $  543,841    $ 512,477
                                                        ==========    =========

At December 31, 2005, the scheduled maturities of time deposits are as follows:

                 Year                                      Amount
                 ----                                    ----------

                 2006                                    $  227,895
                 2007                                        48,121
                 2008                                        17,182
                 2009                                         9,030
                 2010                                         6,027
                 Thereafter                                   2,750
                                                         ----------

                                                         $  311,005
                                                         ==========

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                             December 31,
                                                      -----------------------
                                                         2005          2004
                                                      ----------    ---------

    3 months or less                                  $   60,256    $  36,318
    Over 3 months through 6 months                        30,823       17,065
    Over 6 months through 12 months                       36,871       38,247
    Over 12 months                                        34,378       42,519
                                                      ----------    ---------

                                                      $  162,328    $ 134,149
                                                      ==========    =========

Deposits from principal officers, directors and their affiliates at year end 2005 and 2004 were $3,100 and $2,300.


Note 9.  Borrowed Funds

Borrowed funds include federal funds purchased and securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and notes payable to third parties.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9.  Borrowed Funds (Continued)

A summary of short-term borrowings follows:
                                                             December 31,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------

    Federal funds purchased                            $       --   $   11,700
    Securities sold under agreements to repurchase            612        1,022
                                                       ----------   ----------

                                                       $      612   $   12,722
                                                       ==========   ==========

Federal funds purchased and securities sold under agreement to repurchase generally mature within one day to five years from the transaction date.

At December 31, 2005, $11 million of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $46.6 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent) and securities carried at $17.5 million. The Company has one variable rate advance at a rate of 4.29% at year end 2005 and 2004. The remaining advances are at fixed rates ranging from 1.98% to 7.16%. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2005 are as follows:

                                                2005                        2004
                                      ------------------------    ------------------------
                                       Average                     Average
                                       Interest                    Interest
         Year                            Rate         Amount         Rate         Amount
         ----                         ----------    ----------    ----------    ----------
         2005                                                           4.13%   $   16,900
         2006                               4.98%   $    8,300          5.03         8,300
         2007                               3.51        10,200          3.29        10,200
         2008                               2.97        13,300          2.97        13,300
         2009                               3.78         5,000          3.78         5,000
         2010                               4.50         5,200            --            --
         Thereafter                         4.68         8,000          4.67         8,200
                                      ----------    ----------    ----------    ----------
                                            3.93%   $   50,000          3.91%   $   61,900
                                                    ==========                  ==========

Notes payable consisted of the following at December 31, 2005 and 2004:

                                                                        2005          2004
                                                                     ----------    ----------
    Line of credit loan ($3,000) from LaSalle National Bank;
    interest due quarterly at the higher of (1) 90-day LIBOR
    plus 1.75% or (2) 4%; balance due on October 1, 2006;
    secured by 100% of the stock of UnionBank.                       $    1,000    $    2,000

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9.  Borrowed Funds (Continued)


    Revolving credit loan ($10,000) from LaSalle National
    Bank; interest due quarterly at the higher of (1) 90-day
    LIBOR plus 1.75% or (2) 4%; balance due on October 1, 2006;
    secured by 100% of the stock of UnionBank.                            8,200         4,275

    Three promissory notes to individuals related to the
    purchase of the Howard Marshall Agency. The original
    amounts of the notes were $376, $45, and $29. These notes
    were all entered into on November 1, 2003 and all carry an interest rate of 5%. The notes require monthly installment payments of principal and interest. These notes mature
    on November 1, 2008.                                                    268           354
                                                                     ----------    ----------

                                                                     $    9,468    $    6,629
                                                                     ==========    ==========

The note payable agreements with LaSalle National Bank contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, changes in capital structure, and guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with all covenants for the year ended December 31, 2005.

Information concerning borrowed funds is as follows:

                                                               Years Ended December 31,
                                                    --------------------------------------------
                                                        2005            2004            2003
                                                    ------------    ------------    ------------
Federal Funds Purchased
      Maximum month-end balance during the year     $      8,600    $     11,700    $      6,600
      Average balance during the year                      2,340           1,935           2,155
      Weighted average interest rate for the year           3.34%           1.71%           0.95%
      Weighted average interest rate at year end            4.50%           1.71%            N/A
Securities Sold Under Agreements to Repurchase
      Maximum month-end balance during the year     $     12,497    $     15,210    $     17,355
      Average balance during the year                      3,903           3,164           4,621
      Weighted average interest rate for the year           3.04%           2.04%           2.19%
      Weighted average interest rate at year end            3.06%           3.59%           1.52%
Advances from the Federal Home Loan Bank
      Maximum month-end balance during the year     $     61,900    $     74,700    $     77,450
      Average balance during the year                     54,472          70,359          70,018
      Weighted average interest rate for the year           3.91%           4.10%           4.28%
      Weighted average interest rate at year end            3.99%           4.03%           4.21%
Notes Payable
      Maximum month-end balance during the year     $     10,105    $      7,882    $      8,275
      Average balance during the year                      8,345           7,347           7,898
      Weighted average interest rate for the year           5.11%           4.18%           4.06%
      Weighted average interest rate at year end            5.53%           3.33%           3.46%

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10.  Income Taxes

Income taxes consisted of:

                                                 Years Ended December 31,
                                         --------------------------------------
                                            2005          2004          2003
                                         ----------    ----------    ----------
        Federal
           Current                       $    1,189    $    1,243    $      419
           Deferred                              28           438          (535)
                                         ----------    ----------    ----------
                                              1,217         1,681          (116)
        State
           Current                              (20)          349            68
           Deferred                               2            26           (81)
                                         ----------    ----------    ----------
                                                (18)          375           (13)
                                         ----------    ----------    ----------

                                         $    1,199    $    2,056    $     (129)
                                         ==========    ==========    ==========


The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                                    Years Ended December 31,
                                                            --------------------------------------
                                                               2005          2004          2003
                                                            ----------    ----------    ----------
    Expected income taxes                                   $    1,826    $    2,332    $      680
    Income tax effect of
        Interest earned on tax-free investments and loans         (397)         (471)         (577)
        Nondeductible interest expense incurred to
          carry tax-free investments and loans                      35            37            48
        Nondeductible amortization                                  --           117            --
        State income taxes, net of federal tax benefit             154           241           (14)
        State income tax refund                                   (251)           --            --
        Increase in CSV of officers' life insurance               (186)         (195)         (223)
        Other                                                       17            (5)          (43)
                                                            ----------    ----------    ----------

                                                            $    1,199    $    2,056    $     (129)
                                                            ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 10.  Income Taxes (continued)

The significant components of deferred income tax assets and liabilities consisted of:

                                                                   December 31,
                                                            ------------------------
                                                               2005           2004
                                                            ----------    ----------
    Deferred tax assets
        Allowance for loan losses                           $    3,246    $    3,781
        Deferred compensation, other                               209           131
                                                            ----------    ----------
        Total deferred tax assets                                3,455         3,912
    Deferred tax liabilities
        Depreciation                                        $     (430)   $     (602)
        Basis adjustments arising from acquisitions             (1,147)       (1,174)
        Mortgage servicing rights                                 (983)       (1,076)
        Securities available-for-sale                              (60)         (854)
        Federal Home Loan Bank dividend received in stock         (512)         (416)
        Other                                                     (147)         (378)
                                                            ----------    ----------
           Total deferred tax liabilities                       (3,279)       (4,500)
                                                            ----------    ----------

               Net deferred tax liabilities                 $      176    $     (588)
                                                            ==========    ==========

Note 11.  Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covers all full-time employees who have completed six months of service and have attained the minimum age of twenty and one-half years. Vesting in the Plan is based on years of continuous service. A participant is fully vested after seven years of credited service. As of December 31, 2005, the Plan owned 308,250 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $223, $269, and $262 for the years ended December 31, 2005, 2004, and 2003.

Effective January 1, 1999, the Company established a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the 401(k) plan. The Company contributes at its discretion. Contributions to the 401(k) plan are expensed currently and approximated $415, $339, and $344 for the years ended December 31, 2005, 2004, and 2003.

Note 12.  Stock Option Plans

In April 1993, the Company adopted the UnionBancorp 1993 Stock Option Plan ("the 1993 Option Plan"). A total of 490,206 shares were issued pursuant to stock options issued to employees and outside directors under this plan. The 1993 Stock Option Plan was terminated on April 12, 2003.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 12.  Stock Option Plans (Continued)

In 1999, the Company adopted the UnionBancorp, Inc. Non-qualified Stock Option Plan ("the 1999 Option Plan"). Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant. There are 9,250 shares available to grant under this plan.

In April 2003, the Company adopted the UnionBancorp 2003 Stock Option Plan ("the 2003 Option Plan"). Under the 2003 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 2003 Option Plan's administrative committee. Pursuant to the 2003 Option Plan, 200,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 110,000 shares available to grant under this plan.

A summary of the status of the option plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below.

                                                2005                       2004                      2003
                                      ------------------------   ------------------------   ------------------------
                                                     Weighted-                  Weighted-                 Weighted-
                                                     Average                    Average                   Average
                                                     Exercise                   Exercise                  Exercise
                                        Shares        Price        Shares        Price        Shares        Price
                                      ----------    ----------   ----------    ----------   ----------    ----------
    Outstanding at beginning
      of year                            300,431    $    14.08      304,648    $    13.41      362,519    $    12.66
    Granted                               50,000         20.64       20,000         21.75       20,000         23.29
    Exercised                            (43,486)        10.86      (13,294)         9.12      (56,404)        10.54
    Forfeited                             (5,270)         7.64      (10,923)        15.58      (21,467)        14.19
                                      ----------    ----------   ----------    ----------   ----------    ----------

    Outstanding at end of year           301,675         15.74      300,431         14.08      304,648         13.41
                                      ==========                 ==========                 ==========

    Options exercisable at year end      187,511    $    13.78      200,152    $    12.75      181,556    $    11.90
                                      ==========    ==========   ==========    ==========   ==========    ==========
    Weighted-average fair
       value of options granted
       during the year                              $     4.94                 $     4.74                 $     4.93
                                                    ==========                 ==========                 ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 12.  Stock Option Plans (Continued)


Options outstanding at year-end 2005 were as follows:

                                         Outstanding                  Exercisable
                                  -------------------------     -----------------------
                                                  Weighted
                                                   Average                     Weighted
                                                  Remaining                    Average
       Range of                                  Contractual                   Exercise
    Exercise Prices                 Number          Life         Number         Price
    ---------------               ---------      ----------     ---------      --------
  $  7.25  -  $ 9.75                 22,300       0.7 years        22,300      $   8.69
    11.25  -   13.00                 62,681       4.5 years        54,855         11.63
    13.88  -   18.50                126,694       5.0 years        98,356         15.04
    21.75  -   23.29                 90,000       9.2 years        12,000         22.78
                                  ---------      ----------     ---------      --------

                                    301,675       5.8 years       187,511      $  13.78
                                  =========      ==========     =========      ========

Grants under the option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the option plans. The compensation cost charged to income for nonqualified stock option grants was $0, $2, and $21 for the years ended December 31, 2005, 2004, and 2003.

Note 13.  Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 60,000 shares and 40,000 shares of common stock were outstanding at December 31, 2005 and December 31, 2004 respectively but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 13.  Earnings Per Share (Continued)

                                                         2005       2004       2003
                                                       --------   --------   --------
   Basic earnings per share
      Net income available to common stockholders      $  3,966   $  4,596   $  1,937
                                                       ========   ========   ========

      Weighted average common shares outstanding          3,944      4,034      4,000
                                                       ========   ========   ========

         Basic earnings per share                      $   1.01   $   1.14   $   0.48
                                                       ========   ========   ========

      Weighted average common shares outstanding          3,944      4,034      4,000
      Add dilutive effect of assumed exercised stock
        options                                              59         76         69
                                                       --------   --------   --------

      Weighted average common and dilutive
        potential shares outstanding                      4,003      4,110      4,069
                                                       ========   ========   ========

         Diluted earnings per share                    $   0.99   $   1.12   $   0.48
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and UnionBank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2005, that the Company and UnionBank meets all of the capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the corresponding regulatory agency categorized UnionBank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, UnionBank must maintain minimum total risk-based, Tier I risk- based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed UnionBank's categories.

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

                                                                                            To Be Well
                                                                                        Capitalized Under
                                                             To Be Adequately           Prompt Corrective
                                       Actual                  Capitalized              Action Provisions
                               -----------------------    -----------------------    -----------------------
                                 Amount       Ratio         Amount       Ratio         Amount       Ratio
                               ----------   ----------    ----------   ----------    ----------   ----------
As of December 31, 2005
   Total capital (to risk-
     weighted assets)
      UnionBancorp, Inc.       $   66,812         13.3%   $   40,107          8.0%          N/A          N/A
      UnionBank                    77,475         15.5        40,076          8.0        50,095         10.0
   Tier I capital (to risk-
     weighted assets)
      UnionBancorp, Inc.       $   60,546         12.1        20,054          4.0           N/A          N/A
      UnionBank                    71,214         14.2        20,038          4.0        30,057          6.0

   Tier I leverage ratio (to
     average assets)
      UnionBancorp, Inc.       $   60,546          9.0        26,831          4.0           N/A          N/A
      UnionBank                    71,214         10.6        26,816          4.0        33,520          5.0


                                                                                            To Be Well
                                                                                        Capitalized Under
                                                             To Be Adequately           Prompt Corrective
                                       Actual                  Capitalized              Action Provisions
                               -----------------------    -----------------------    -----------------------
                                 Amount       Ratio         Amount       Ratio         Amount       Ratio
                               ----------   ----------    ----------   ----------    ----------   ----------
As of December 31, 2004
   Total capital (to risk-
     weighted assets)
      UnionBancorp, Inc.       $   69,414         14.3%   $   38,826          8.0%          N/A          N/A
      UnionBank                    77,523         16.0        38,854          8.0        48,567         10.0
   Tier I capital (to risk-
     weighted assets)
      UnionBancorp, Inc.       $   63,347         13.0        19,413          4.0           N/A          N/A
      UnionBank                    71,452         14.7        19,427          4.0        29,140          6.0

   Tier I leverage ratio (to
     average assets)
      UnionBancorp, Inc.       $   63,347          9.5        26,560          4.0           N/A          N/A
      UnionBank                    71,452         10.7        26,646          4.0        33,307          5.0

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

The Company's ability to pay dividends is dependent on the subsidiary bank, which is restricted by various laws and regulations. These regulations pose no practical restrictions to paying dividends at historical levels. At December 31, 2005, UnionBank had $2.5 million of retained earnings available for dividends under these regulations.

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

The estimated fair values of the Company's financial instruments were as follows:

                                                             December 31,
                                          -------------------------------------------------
                                                    2005                      2004
                                          -----------------------   -----------------------
                                           Carrying      Fair        Carrying       Fair
                                            Amount       Value        Amount        Value
                                          ----------   ----------   ----------   ----------
    Financial assets
        Cash and cash equivalents         $   24,358   $   24,358   $   22,802   $   22,802
        Securities                           196,440      196,440      191,661      191,661
        Loans                                409,163      405,398      409,543      412,728
        Accrued interest receivable            4,418        4,418        4,151        4,151
    Financial liabilities
        Deposits                             543,841      521,350      512,477      502,805
        Federal funds purchased and
          securities sold under
          agreements to repurchase               612          612       12,722       12,722
        Advances from the Federal
          Home Loan Bank                      50,000       48,828       61,900       61,669
        Series B mandatorily redeemable
          preferred stock                        831          831          831          831
        Notes payable                          9,468        9,468        6,629        6,629
        Accrued interest payable               3,206        3,206        2,474        2,474

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

                           Standby                                                          Range of Rates
                           Letters       Variable Rate     Fixed Rate          Total        on Fixed Rate
                          of Credit       Commitments      Commitments      Commitments      Commitments
                        --------------   --------------   --------------   --------------   -------------
Commitments to extend
  credit and standby
  letters of credit
    December 31, 2005   $        8,066   $       58,667   $       20,777   $       87,510   2.25% - 18.00%
    December 31, 2004   $        4,331   $       64,787   $       25,228   $       94,346   2.25% - 18.00%

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

The Company leases certain branch properties under operating leases. Rent expense was $190, $196, and $269 for 2005, 2004 and 2003. Rent commitments, before considering renewal options that generally are present, were as follows:

                  2006                                $     107
                  2007                                      107
                  2008                                      107
                  2009                                      107
                  2010                                       65
                  Thereafter                                 13
                                                      ---------
                        Total                         $     506
                                                      =========


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

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 17.  Condensed Financial Information - Parent Company Only (Continued)

Condensed financial information for UnionBancorp, Inc. follows:

Balance Sheets (Parent Company Only)
                                                               December 31,
                                                         -----------------------
ASSETS                                                      2005          2004
                                                         ----------   ----------

Cash and cash equivalents                                $      116   $      463
Investment in subsidiaries                                   76,744       78,352
Other assets                                                    100          100
                                                         ----------   ----------

                                                         $   76,960   $   78,915
                                                         ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               December 31,
                                                         -----------------------
LIABILITIES                                                  2005         2004
                                                         ----------   ----------

Notes payable                                            $    9,200   $    6,275
Mandatory redeemable preferred stock                            831          831
Other liabilities                                               854        1,562
                                                         ----------   ----------
                                                             10,885        8,668

Stockholders' equity                                         66,075       70,247
                                                         ----------   ----------

                                                         $   76,960   $   78,915
                                                         ==========   ==========


Income Statements (Parent Company Only)

                                                               Years Ended December 31,
                                                       --------------------------------------
                                                          2005          2004          2003
                                                       ----------    ----------    ----------
    Dividends from subsidiaries                        $    5,031    $    3,395    $    4,358
    Other income                                                6         1,206         2,120
    Interest expense                                          459           334           382
    Other expenses                                            488         3,442         5,417
    Income tax benefit                                       (436)       (1,077)       (1,462)
    Equity in undistributed earnings of subsidiaries
      (dividends in excess of earnings)                      (353)        2,901           (11)
                                                       ----------    ----------    ----------

    Net income                                              4,173         4,803         2,130

    Less dividends on preferred stock                         207           207           193
                                                       ----------    ----------    ----------

    Net income on common stock                         $    3,966    $    4,596    $    1,937
                                                       ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 17.  Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

                                                              Years Ended December 31,
                                                       --------------------------------------
                                                          2005          2004          2003
                                                       ----------    ----------    ----------
Cash flows from operating activities
    Net income                                         $    4,173    $    4,803    $    2,130
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation                                           --           186           264
        Undistributed earnings of subsidiaries                353        (2,901)           11
        Amortization of deferred compensation -
          stock options                                        --             2            21
        Decrease (increase) in other assets                    (2)          514          (161)
        Increase in other liabilities                        (708)          196           472
                                                       ----------    ----------    ----------
           Net cash provided by operating activities        3,816         2,800         2,737

Cash flows from investing activities
    Purchases of premises and equipment                        --           223            70
    Investment in subsidiaries                                 --          (673)           --
                                                       ----------    ----------    ----------
        Net cash provided by financing activities              --          (450)           70

Cash flows from financing activities
    Net increase (decrease) in notes payable           $    2,925    $   (1,000)   $   (1,000)
    Dividend paid on common stock                          (1,721)       (1,613)       (1,441)
    Dividends paid on preferred stock                        (207)         (207)         (193)
    Proceeds from exercise of stock options                   579           161           685
    Purchase of treasury stock                             (5,739)         (156)         (189)
                                                       ----------    ----------    ----------
        Net cash used in financing activities              (4,163)       (2,815)       (2,138)
                                                       ----------    ----------    ----------
    Net increase (decrease) in cash and
      cash equivalents                                       (347)         (465)          669

Cash and cash equivalents
    Beginning of year                                         463           928           259
                                                       ----------    ----------    ----------

    End of year                                        $      116    $      463    $      928
                                                       ==========    ==========    ==========

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 18.  Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

                                                             Years Ended December 31,
                                                     --------------------------------------
                                                        2005          2004          2003
                                                     ----------    ----------    ----------
    Change in unrealized gains on
      securities available-for-sale                  $   (2,050)   $   (1,167)   $   (1,386)
    Reclassification adjustment for losses (gains)
       recognized in income                                  79          (123)         (281)
                                                     ----------    ----------    ----------
        Net unrealized gains                             (1,971)       (1,290)       (1,667)
    Tax expense                                            (715)         (500)         (637)
                                                     ----------    ----------    ----------

    Other comprehensive income                       $   (1,256)   $     (790)   $   (1,030)
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

                                      Banking        Mortgage       Financial        Other        Consolidated
                                      Segment        Banking        Services        Segments         Totals
                                    ------------   ------------   ------------    ------------    ------------
2005
----
   Net interest income              $     21,192   $        267   $        (15)   $       (459)   $     20,985
   Other revenue                           3,862          1,349          2,625            (234)          7,602
   Other expense                          16,111            868          2,876           1,093          20,948
   Noncash items
      Depreciation                         1,497             86            158              98           1,839
      Provision for loan loss                250             --             --              --             250
      Amortization of intangibles            114             --             56              --             170
   Segment profit (loss)                   7,082            662           (484)         (1,888)          4,173
   Goodwill                                5,143             --          1,820              --           6,963
   Segment assets                        668,273          4,368          3,723            (142)        676,222

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 19.  Segment Information  (Continued)

                                      Banking        Mortgage       Financial        Other        Consolidated
                                      Segment        Banking        Services        Segments         Totals
                                    ------------   ------------   ------------    ------------    ------------
2004
----
   Net interest income              $     21,284   $        700   $          9    $       (331)   $     21,662
   Other revenue                           9,012          2,070          3,019               1          14,102
   Other expense                          16,833          1,605          3,699           2,052          24,189
   Noncash items
      Depreciation                         1,956            100            211             188           2,455
      Provision for loan loss              1,924             --             --              --           1,924
      Amortization of intangibles            286             --             51              --             337
   Segment profit (loss)                   9,297          1,065           (933)         (2,570)          4,803
   Goodwill                                5,143             --          1,820              --           6,963
   Segment assets                        662,415          3,887          5,388          (2,144)        669,546

2003
----
   Net interest income              $     25,143   $        379   $        (20)   $       (377)   $     25,125
   Other revenue                           5,043          4,914          3,192             570          13,719
   Other expense                          17,377          3,201          4,155           3,874          28,607
   Noncash items
      Depreciation                         1,144             99            179             263           1,685
      Provision for loan loss              8,081             --             --              --           8,081
      Amortization of intangibles            206             --             41              --             247
   Segment profit (loss)                   4,655            320           (627)         (2,218)          2,130
   Goodwill                                5,822             --          1,820              --           7,642
   Segment assets                        781,189          2,620          8,394           1,219         793,422

(Continued)

UNIONBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 20.  Quarterly Results of Operations (Unaudited)

                                     Year Ended December 31, 2005                         Year Ended December 31, 2004
                                          Three Months Ended                                   Three Months Ended
                            -------------------------------------------------   --------------------------------------------------
                            Dec. 31(A)    Sep. 30     June 30 (B)   March 31    Dec. 31(C)    Sep. 30(D)    June 30      March 31
                            ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
Total interest income       $    9,290   $    8,720   $    8,545   $    8,142   $    8,056    $    8,505   $    8,843   $    9,508
Total interest expense           3,886        3,504        3,265        3,057        3,089         3,142        3,312        3,707
                            ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
Net interest income              5,404        5,216        5,280        5,085        4,967         5,363        5,531        5,801

Provision for loan losses          100           50           --          100          300           374          500          750
Noninterest income               1,707        2,014        2,031        1,850        1,093         6,895        3,190        2,924
Noninterest expense              6,042        5,750        5,627        5,546        5,459         7,514        7,029        6,979
                            ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
Income (loss) before
  income taxes                     969        1,430        1,684        1,289          301         4,370        1,192          996
Income tax expense
  (benefit)                        203          369          302          325         (172)        1,753          279          196
                            ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
                                   766        1,061        1,382          964          473         2,617          913          800
Preferred stock dividend            51           52           52           52           52            52           52           52
                            ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------

Net income (loss) for
  common stockholders       $      715   $    1,009   $    1,330   $      912   $      421    $    2,565   $      861   $      748
                            ==========   ==========   ==========   ==========   ==========    ==========   ==========   ==========

Basic earnings (loss)
  per share                 $     0.19   $     0.26   $     0.33   $     0.23   $     0.10    $     0.64   $     0.21   $     0.19
                            ==========   ==========   ==========   ==========   ==========    ==========   ==========   ==========

Diluted earnings (loss)
  per share                 $     0.18   $     0.26   $     0.33   $     0.22   $     0.10    $     0.62   $     0.21   $     0.18
                            ==========   ==========   ==========   ==========   ==========    ==========   ==========   ==========

(A) The net income for the quarter was impacted by nonrecurring expenses primarily related to organizational restructuring. The impact to earnings was a decrease of approximately $0.05 per diluted share.

(B) The net income for the quarter was impacted by a reduction in state income taxes related to the receipt of a tax refund related to amended returns outstanding from prior years. The impact to earnings was an increase of approximately $0.06 per diluted share.

(C) The net income for the quarter was impacted by the sale of 5 branches in the western Illinois region with a pretax gain of $4.2 million.

(D) A reclassification was made to the third quarter information to allocate a portion of the allowance for loan losses to the loans sold as part of the branch sales during the quarter. This reclassification had no impact on the balance sheet or income, as noninterest income was increased by $174 and the provision for loan losses was increased by $174.

(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14 as of December 31, 2005. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.      Other Information

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The information beginning on page 2 of the Company's 2006 Proxy Statement under the caption "Election of Directors", on page 9 of the 2006 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance," on page 19 under the caption "Audit Committee Financial Expert" and on page 6 under the caption "Code of Ethics" is incorporated herein by reference.

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. I. J. Reinhardt, Jr., Walter E. Breipohl and Robert J. Doty.

Item 11.      Executive Compensation

The information on pages 6, 10 through 16 of the 2006 Proxy Statement under the caption "Compensation of Directors" and "Executive Compensation" is incorporated herein reference, excluding however the information contained under the sub-headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information on pages 7 through 9 of the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and on page 7 under the caption "Existing Equity Compensation Plans" is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information on pages 12 and 17 of the 2006 Proxy Statement under the caption "Executive Compensation-Employment Agreements and other Arrangements" and on page 17 under the caption "Transactions with Management" is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

The information on page 17 of the 2006 Proxy Statement under the caption "Accountant Fees" is incorporated herein by reference.

Item 15.      Exhibits and Financial Statement Schedules

(a)(1)  Index to Financial Statements

        The index to Financial Statements is contained in Item 8, appearing on page 43 of this Form 10-K.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2006.

                                UNIONBANCORP, INC.

                                By: /s/ SCOTT A. YEOMAN
                                    --------------------------------------------
                                    Scott A. Yeoman
                                    President and Principal Executive Officer

                                By: /s/ KURT R. STEVENSON
                                    --------------------------------------------
                                    Kurt R. Stevenson
                                    Senior Executive Vice President and
                                    Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006

/s/ RICHARD J. BERRY                         /s/ I. J. REINHARDT, JR.
-------------------------------              -----------------------------------
Richard J. Berry                             I. J. Reinhardt, Jr.
Director                                     Director

/s/ WALTER E. BREIPOHL                       /s/ JOHN A. SHINKLE
-------------------------------              -----------------------------------
Walter E. Breipohl                           John A. Shinkle
Director                                     Director

/s/ ROBERT J. DOTY                           /s/ SCOTT C. SULLIVAN
-------------------------------              -----------------------------------
Robert J. Doty                               Scott C. Sullivan
Director                                     Director

/s/ DENNIS J. MCDONNELL                      /s/ JOHN A. TRAINOR
-------------------------------              -----------------------------------
Dennis J. McDonnell                          John A. Trainor
Director                                     Director

                                             /s/ SCOTT A. YEOMAN
                                             -----------------------------------
                                             Scott A. Yeoman
                                             Director

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

10.5 UnionBancorp, Inc. 2000 Incentive Compensation Plan [incorporated by reference from Exhibit 10.1 to UnionBancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 13, 2001].

10.6 UnionBancorp, Inc. 2003 Stock Option Plan [incorporated by reference from UnionBancorp's 2003 Proxy Statement].

10.7    Form of Stock Option Agreement

10.8    Employment Security Agreement - Scott A. Yeoman

10.9    Employment Security Agreement - Kurt R. Stevenson

21.1    Subsidiaries of UnionBancorp, Inc.

23.1    Consent of Crowe Chizek and Company LLC.

31.1. Certification of Scott A. Yeoman, the Company's Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Kurt R. Stevenson, the Company's Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's President and Principal Executive Officer.

32.2*   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Senior Executive Vice President and Principal Financial and Accounting Officer.





* This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.