Form 10-Q
period 2006-03-31
UNIONBANCORP INC
filed 2006-05-12
CIK 1019650

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2006
                         Commission File Number: 0-28846

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

                 122 West Madison Street Ottawa, Illinois 61350
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Shares outstanding at May 12, 2006
-----------------------------            ---------------------------------------
Common Stock, Par Value $1.00                           3,742,751

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                                 March 31, 2006


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            o    Unaudited Consolidated Balance Sheets........................1

            o    Unaudited Consolidated Statements of Income and
                     Comprehensive Income ....................................2

            o    Unaudited Consolidated Statements of Cash Flows..............3

            o    Notes to Unaudited Consolidated Financial Statements.........4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................12

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk..............................................26

Item 4.     Controls and Procedures .........................................26

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings................................................28

Item 1A.    Risk Factors.....................................................28

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......28

Item 3.     Defaults Upon Senior Securities..................................29

Item 4.     Submission of Matters to a Vote of Security Holders..............29

Item 5.     Other Information................................................29

Item 6.     Exhibits.........................................................29

SIGNATURES...................................................................30

UNIONBANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005 (In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------
                                                                                 March 31,     December 31,
                                                                                   2006            2005
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     15,751    $     24,358
Securities available-for-sale                                                       201,195         196,440
Loans                                                                               406,617         417,525
Allowance for loan losses                                                            (7,506)         (8,362)
                                                                               ------------    ------------
     Net loans                                                                      399,111         409,163
Cash surrender value of life insurance                                               15,638          15,498
Mortgage servicing rights                                                             2,454           2,533
Premises and equipment, net                                                          13,778          13,908
Goodwill                                                                              6,963           6,963
Intangible assets, net                                                                  489             533
Other real estate                                                                       536             203
Other assets                                                                          5,792           6,623
                                                                               ------------    ------------

         Total assets                                                          $    661,707    $    676,222
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     54,353    $     57,832
         Interest-bearing                                                           476,575         486,009
                                                                               ------------    ------------
              Total deposits                                                        530,928         543,841
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 1,515             612
     Advances from the Federal Home Loan Bank                                        47,300          50,000
     Notes payable                                                                   10,846           9,468
     Series B mandatory redeemable preferred stock                                      831             831
     Other liabilities                                                                4,918           5,395
                                                                               ------------    ------------
         Total liabilities                                                          596,338         610,147
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,697,793 shares issued at March 31, 2006 and
         4,684,393 shares issued at December 31, 2005                                 4,698           4,684
     Additional paid-in capital                                                      23,296          23,167
     Retained earnings                                                               49,982          48,837
     Accumulated other comprehensive income                                            (261)             95
                                                                               ------------    ------------
                                                                                     78,215          77,283
     Treasury stock, at cost; 955,142 shares at March 31, 2006
         and 877,517 at December 31, 2005                                           (12,846)        (11,208)
                                                                               ------------    ------------
              Total stockholders' equity                                             65,369          66,075
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    661,707    $    676,222
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2006 and 2005 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
Interest income
    Loans                                           $      7,155    $      6,450
    Securities
       Taxable                                             1,995           1,425
       Exempt from federal income taxes                      216             258
    Federal funds sold and other                              17               9
                                                    ------------    ------------
       Total interest income                               9,383           8,142
Interest expense
    Deposits                                               3,479           2,319
    Federal funds purchased and securities sold
      under agreements to repurchase                          72              74
    Advances from the Federal Home Loan Bank                 482             583
    Series B mandatory redeemable preferred stock             12              12
    Notes payable                                            155              69
                                                    ------------    ------------
       Total interest expense                              4,200           3,057
                                                    ------------    ------------
Net interest income                                        5,183           5,085
Provision for loan losses                                   (800)            100
                                                    ------------    ------------
Net interest income after
    provision for loan losses                              5,983           4,985
Noninterest income
    Service charges                                          440             483
    Trust income                                             219             215
    Mortgage banking income                                  246             340
    Insurance commissions and fees                           379             421
    Banked owned life insurance                              140             134
    Gain on sale of assets, net                               --               2
    Other income                                             336             255
                                                    ------------    ------------
                                                           1,760           1,850
Noninterest expenses
    Salaries and employee benefits                         3,314           3,476
    Occupancy expense, net                                   443             394
    Furniture and equipment expense                          512             424
    Marketing                                                111              96
    Supplies and printing                                     97              77
    Telephone                                                117             107
    Other real estate owned expense                            6              --
    Amortization of intangible assets                         44              44
    Other expenses                                           690             928
                                                    ------------    ------------
                                                           5,334           5,546
                                                    ------------    ------------
Income before income taxes                                 2,409           1,289
Income taxes                                                 763             325
                                                    ------------    ------------
Net income                                                 1,646             964
Preferred stock dividends                                     52              52
                                                    ------------    ------------
Net income for common stockholders                  $      1,594    $        912
                                                    ============    ============
Basic earnings per common share                     $       0.42    $       0.23
                                                    ============    ============
Diluted earnings per common share                   $       0.42    $       0.22
                                                    ============    ============

Total comprehensive income                          $      1,290    $        539
                                                    ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 (In Thousands)
------------------------------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
Cash flows from operating activities
Net income                                                                $      1,646    $        964
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                                464             418
       Amortization of intangible assets                                            44              44
       Amortization of mortgage servicing rights                                    79             142
       Amortization of bond premiums, net                                          132             278
       Stock Option Expense                                                         35              --
       Federal Home Loan Bank stock dividend                                       (46)            (65)
       Provision for loan losses                                                  (800)            100
       Provision for deferred income taxes                                          --             466
       Net change in BOLI                                                         (140)           (134)
       Net change in OREO                                                         (380)            (11)
       Gain on sale of assets                                                       --              (2)
       Gain on sale of loans                                                      (154)           (236)
       Gain on sale of real estate acquired in settlement of loans                   1              (6)
       Proceeds from sales of loans held for sale                               11,158          10,262
       Origination of loans held for sale                                      (11,352)         (9,011)
       Change in assets and liabilities
          Decrease in other assets                                                 788             156
          Increase (decrease) in other liabilities                                (240)           (837)
                                                                          ------------    ------------
              Net cash provided by operating activities                          1,235           2,528
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                     9,687          14,818
       Proceeds from sales                                                          --              --
       Purchases                                                               (15,103)         (9,837)
    Purchase of loans                                                               --          (3,275)
    Net decrease in loans                                                       11,202             128
    Purchase of premises and equipment                                            (265)           (782)
Sale of branch                                                                  (6,054)             --
Proceeds from sale of real estate acquired in settlement of loans                   46              26
                                                                          ------------    ------------
              Net cash provided by (used in) investing activities                 (487)          1,078
Cash flows from financing activities
    Net decrease in deposits                                                    (6,905)         (9,176)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                           903           6,575
    Payments on notes payable                                                      (22)             --
    Proceeds from notes payable                                                  1,400             250
    Net increase (decrease) in other borrowed funds                                 --             (21)
    Net increase (decrease) in advances from the Federal Home Loan Bank         (2,700)         (4,800)
    Dividends on common stock                                                     (449)           (445)
    Dividends on preferred stock                                                   (52)            (52)
    Proceeds from exercise of stock options                                        108             364
    Purchase of treasury stock                                                  (1,638)           (243)
                                                                          ------------    ------------
          Net cash provided by financing activities                             (9,355)         (7,548)
                                                                          ------------    ------------
Net decrease in cash and cash equivalents                                       (8,607)         (3,942)
Cash and cash equivalents
    Beginning of period                                                         24,358          22,802
                                                                          ------------    ------------
    End of period                                                         $     15,751    $     18,860
                                                                          ============    ============
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                           $      4,575    $      3,413
       Income taxes                                                                  0             311

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The annualized results of operations during the three months ended March 31, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. All financial information is in thousands (000's), except per share data.

Note 2.  Earnings Per Share

         Basic earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share
                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
Net income
    available to common shareholders                $      1,594   $        912
Weighted average common shares outstanding                 3,787          4,050
                                                    ------------   ------------

Basic Earnings Per Common Share                     $       0.42   $       0.23
                                                    ============   ============

Diluted Earnings Per Common Share

Weighted average common shares outstanding                 3,787          4,050
Add: dilutive effect of assumed exercised
    stock options                                             51             66
                                                    ------------   ------------
Weighted average common and dilutive
    Potential shares outstanding                           3,838          4,116
                                                    ============   ============

Diluted Earnings Per Common Share                   $       0.42   $       0.22
                                                    ============   ============

         There were approximately 60,000 and 40,000 options outstanding at March 31, 2006 and 2005, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 32.4% of the Company's 2006 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $201,621 at March 31, 2006 compared to $196,440 at December 31, 2005. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2006 and December 31, 2005, respectively:

                                                           March 31, 2006
                                             -------------------------------------------
                                                               Gross           Gross
                                                Fair         Unrealized      Unrealized
                                                Value          Gains           Losses
                                             ------------   ------------    ------------
U.S. government agencies                     $     36,715   $         --    $       (489)
States and political subdivisions                  18,934            362             (54)
U.S. government mortgage-backed securities         95,922            736            (776)
Collateralized mortgage obligations                24,301             --            (320)
Equity securities                                  18,462            102              (8)
Corporate                                           6,861             38             (17)
                                             ------------   ------------    ------------

                                             $    201,195   $      1,238    $     (1,664)
                                             ============   ============    ============


                                                          December 31, 2005
                                             -------------------------------------------
                                                               Gross           Gross
                                                Fair         Unrealized      Unrealized
                                                Value          Gains           Losses
                                             ------------   ------------    ------------

U.S. government agencies                           30,857              8            (364)
States and political subdivisions                  18,400            424             (16)
U.S. government mortgage-backed securities        101,022            854            (675)
Collateralized mortgage obligations                20,938             21            (157)
Equity securities                                  18,316             54             (49)
Corporate                                           6,907             62              (7)
                                             ------------   ------------    ------------

                                             $    196,440   $      1,423    $     (1,268)
                                             ============   ============    ============

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of March 31, 2006 and December 31, 2005, respectively:

                                           March 31, 2006             December 31, 2005
                                      ------------------------    ------------------------
                                           $             %             $             %
                                      ----------    ----------    ----------    ----------
Commercial                            $   92,665         22.79%   $   91,537         21.92%
Agricultural                              21,090          5.19        26,694          6.39
Real estate:
    Commercial mortgages                 121,038         29.77       126,503         30.31
    Construction                          75,724         18.62        68,508         16.41
    Agricultural                          29,150          7.17        33,033          7.91
    1-4 family mortgages                  55,875         13.74        57,920         13.87
Installment                               10,686          2.63        12,747          3.05
Other                                        389          0.09           583          0.14
                                      ----------    ----------    ----------    ----------
Total loans                              406,617        100.00%      417,525        100.00%
                                                    ==========                  ==========
Allowance for loan losses                 (7,506)                     (8,362)
                                      ----------                  ----------

    Loans, net                        $  399,111                  $  409,163
                                      ==========                  ==========


The following table presents data on impaired loans:

                                                                March 31,    December 31,
                                                                  2006           2005
                                                              ------------   ------------
    Impaired loans for which an allowance has been provided   $      7,847   $     12,585
    Impaired loans for which no allowance has been provided          3,009            563
                                                              ------------   ------------

    Total loans determined to be impaired                     $     10,856   $     13,148
                                                              ============   ============

    Allowance for loan loss for impaired loans included
       in the allowance for loan losses                       $      3,158   $      3,913
                                                              ============   ============

Note 5.  Allowance For Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005 are summarized below:

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 5.  Allowance For Loan Losses (Continued)

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     2006             2005
                                                 ------------     ------------
Beginning balance                                $      8,362     $      9,732

Charge-offs:
    Commercial                                             20               --
    Real estate mortgages                                  68                6
    Installment and other loans                            39              197
                                                 ------------     ------------
       Total charge-offs                                  127              203
                                                 ------------     ------------

Recoveries:
    Commercial                                             15              292
    Real estate mortgages                                  41               16
    Installment and other loans                            15               11
                                                 ------------     ------------
       Total recoveries                                    71              319
                                                 ------------     ------------

Net charge-offs                                            56             (116)
                                                 ------------     ------------

Provision for loan losses                                (800)             100
                                                 ------------     ------------


Ending balance                                   $      7,506     $      9,948
                                                 ============     ============

Period end total loans, net of
  unearned interest                              $    406,617     $    421,523
                                                 ============     ============


Average loans                                    $    414,237     $    417,549
                                                 ============     ============

Ratio of net charge-offs to
    average loans                                        0.01%           (0.03%)
Ratio of provision for loan losses
    to average loans                                    (0.19)%           0.02%
Ratio of allowance for loan losses
    to ending total loans                                1.85%            2.36%
Ratio of allowance for loan losses
    to total nonperforming loans                       223.93%          198.09%
Ratio of allowance at end of period
    to average loans                                     1.81%            2.38%


Note 6.  Stock Option Plans

In April 1993, the Company adopted the UnionBancorp 1993 Stock Option Plan ("the 1993 Option Plan"). A total of 490,206 shares were issued pursuant to stock options issued to employees and outside directors under this plan. The 1993 Stock Option Plan was terminated on April 12, 2003.

In 1999, the Company adopted the UnionBancorp, Inc. Non-qualified Stock Option Plan ("the 1999 Option Plan"). Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 6.  Stock Option Plans (Continued)

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

A summary of the status of the option plans as of March 31, 2006, and changes during the quarter ended on those dates is presented below:

                                                           March 31, 2006
                                                   ----------------------------
                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                      Shares          Price
                                                   ------------    ------------

    Outstanding at beginning
      of quarter                                        301,675    $      15.74
    Granted                                                  --              --
    Exercised                                           (13,400)           8.03
    Forfeited                                                --              --
                                                   ------------    ------------

    Outstanding at end of quarter                       288,625    $      16.10
                                                   ============    ============

    Options exercisable at quarter end                  188,740    $      14.13
                                                   ============    ============

    Weighted-average fair
       value of options granted
         during the quarter                                        $         --
                                                                   ============

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 6.  Stock Option Plans (Continued)

Options outstanding at March 31, 2006 and December 31, 2005 were as follows:

                                                       March 31, 2006
                                  --------------------------------------------------------
                                         Outstanding                     Exercisable
                                  ---------------------------     ------------------------
                                                    Weighted
                                                     Average                     Weighted
                                                    Remaining                     Average
        Range of                                   Contractual                   Exercise
     Exercise Prices                Number            Life          Number        Price
     ---------------              ----------       ----------     ----------    ----------
   $  7.25  - $  9.75                  9,000        0.9 years          9,000    $     9.75
     11.25  -   13.00                 62,681        4.2 years         62,081         11.64
     13.88  -   18.50                126,594        4.7 years        105,659         14.98
     20.30  -   23.29                 90,000        8.9 years         12,000         22.78
                                  ----------       ----------     ----------    ----------

                                     288,275        5.8 years        188,740    $    14.13
                                  ==========       ==========     ==========    ==========


                                                     December 31, 2005
                                  --------------------------------------------------------
                                         Outstanding                     Exercisable
                                  ---------------------------     ------------------------
                                                    Weighted
                                                     Average                     Weighted
                                                    Remaining                     Average
        Range of                                   Contractual                   Exercise
     Exercise Prices                Number            Life          Number        Price
     ---------------              ----------       ----------     ----------    ----------

   $  7.25  - $  9.75                 22,300        0.7 years         22,300    $     8.69
     11.25  -   13.00                 62,681        4.5 years         54,855         11.63
     13.88  -   18.50                126,694        5.0 years         98,356         15.04
     20.30  -   23.29                 90,000        9.2 years         12,000         22.78
                                  ----------       ----------     ----------    ----------

                                     301,675        5.8 years        187,511    $    13.78
                                  ==========       ==========     ==========    ==========

         The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 and 2005 was $173 and $250. The company recorded $34 in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits.

         The fair value of each stock option granted is estimated using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the options is bases on the U. S. Treasury yield curves in effect at the time of grant. There were no grants during the three months ended March 31, 2006 and 2005.

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).

         Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation". No stock-based compensation was recognized on employee stock options in the consolidated statement of income before January 1, 2006. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

         SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately three percent. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

         Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

                          Year

                 April, 2006 - December, 2006                $    102

                 2007                                              67

                 2008                                              47

                 2009                                              28
                                                             --------

                                  Total                      $    245
                                                             ========

         The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of March 31, 2005:

                                                         Three Months Ended
                                                              March 31,
                                                                2005
                                                             ----------

Net income as reported
    for common stockholders                                  $      912
Deduct: stock-based compensation expense
    determined under fair value based method                         24
                                                             ----------

Pro forma net income                                         $      888
                                                             ==========

Basic earnings
    per common share as reported                             $     0.23
Pro forma basic earnings
    per common share                                               0.22
Diluted earnings
    per common share as reported                             $     0.22
Pro forma diluted earnings
          per common share                                         0.22

UNIONBANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 7.  Contingent Liabilities And Other Matters

         Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Note 8.  Segment Information

         The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, financial services, and operations & other. Loans, and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; insurance, brokerage, and trust services generate the revenue in the financial services segment; and holding company services generate the revenue in the operations & other segment.

         The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1 on page 4. Segment performance is evaluated using net income. Information reported internally for performance assessment follows.

                                                                     Three Months Ended
                                 -------------------------------------------------------------------------------------------
                                                                       March 31, 2006
                                 -------------------------------------------------------------------------------------------
                                   Retail        Commercial      Treasury       Financial          Other        Consolidated
                                   Segment        Segment         Segment        Services        Operations        Totals
                                 ------------   ------------    ------------    ------------    ------------    ------------
Net interest income (loss)       $      1,982   $      3,263    $        130    $         56    $       (248)   $      5,183
     Other revenue                        850            111               1             633             165           1,760
     Other expense                      1,450            644              68             664           1,993           4,819
Noncash items
     Depreciation                         232              3              --              38             199             472
     Provision for loan losses            125           (925)             --              --              --            (800)
     Other intangibles                     --             --              --              15              28              43
Net allocations                           847          1,213             160             233          (2,453)             --
Income tax expense                         57            849            (106)            (87)             50             763
     Segment profit (loss)                121          1,590               9            (174)            100           1,646
Goodwill                                2,512          2,613              --           1,820              --           6,963
Segment assets                         97,648        327,122         213,003           3,792          20,142         661,707


                                                                     Three Months Ended
                                 -------------------------------------------------------------------------------------------
                                                                       March 31, 2005
                                 -------------------------------------------------------------------------------------------
                                   Retail        Commercial      Treasury       Financial          Other        Consolidated
                                   Segment        Segment         Segment        Services        Operations        Totals
                                 ------------   ------------    ------------    ------------    ------------    ------------

Net interest income (loss)       $      1,734   $      3,133    $        134    $          7    $         77    $      5,085
     Other revenue                        950            114              --             633             153           1,850
     Other expense                      1,525            647              58             733           2,110           5,073
Noncash items
     Depreciation                         241              3              --              44             142             430
     Provision for loan losses            100             --              --              --              --             100
     Other intangibles                     --             --              --              15              28              43
Net allocations                           784          1,346             111             157          (2,398)             --
Income tax expense                          7            402             (97)            (99)            112             325
     Segment profit (loss)                 27            849              62            (210)            236             964
Goodwill                                2,512          2,613              --           1,820              --           6,963
Segment assets                        109,859        327,410         210,813           5,159           8,183         661,424

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following discussion provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 2006 as compared to the same period in 2005. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2005 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year of 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
General

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

First Quarter Highlights

     o Earnings per share increased 90.9% compared to the first quarter of 2005 and 133.3% compared to fourth quarter 2005 levels.

     o The Company recorded a negative provision of $800 to the allowance for loan losses largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve allocation of $1,500. Also contributing to management's decision to make the reverse provision were continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio.

     o The net interest margin decreased to 3.50% during the first quarter of 2006 as compared with 3.52% for the same period in 2005 and 3.60% in the fourth quarter of 2005.

     o The loan portfolio decreased to $406,617 as compared to $417,525 at December 31, 2005. Of this $10,908 decrease in outstanding balances, approximately $6,800 or 62% was related to the pay-off of action list credits refinanced with a competitor. The remainder was due to cyclical agriculture elevator pay downs.

     o The level of nonperforming loans to end of period loans totaled 0.82% as of March 31, 2006 compared to 1.19% at March 31, 2005 and 0.96% on December 31, 2005.

     o Net charge-offs for the first quarter of 2006 were 0.01% of average loans as compared to (0.03%) for the same period 2005 and 0.06% for the fourth quarter of 2005.

     o The Company's Board of Directors, in a continuing effort to enhance stockholder value, approved the payment of a 9.1% increase in the quarterly cash dividend to $0.12 from $0.11 on the Company's common stock during the first quarter, marking the 84th consecutive quarter of dividends paid to stockholders.

     o The Company repurchased 77,625 shares at a weighted average cost of $21.10 of its common stock under the Company's stock repurchase plan.

     o The Company sold $6,100 of deposits related to the divestiture of its Mendota sales and service center.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Results of Operations

     Net Income

         Net income equaled $1,646 or $0.42 per diluted share for the three months ended March 31, 2006, versus $964 or $0.22 per diluted share for the same period in 2005.

         The Company's quarterly results were positively impacted by a negative provision of $800 to the allowance for loan losses. This action was largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve of $1,500. Additionally, quarterly earnings were assisted by improved asset quality that allowed lower than anticipated funding for the provision for loan losses, management of noninterest expense levels led to decreased expense levels, and fewer FTE's drove salary and benefit costs lower. These items were partially offset by increased interest expense due to higher rates and an adverse shift in the deposit base from lower paying accounts to higher paying deposit products. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division and insurance and brokerage product lines due to lower production volumes, and decreases in overdraft and service charge fees due to lower volume of deposit accounts and balances.

         Return on average assets was 0.99% for the first quarter of 2006 compared to 0.59% for the same period in 2005. Return on average stockholders' equity was 10.14% for the first quarter of 2006 compared to 5.52% for the same period in 2005.

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

         Net interest income, on a tax equivalent basis, was $5,314 for the three months ended March 31, 2006, compared with $5,242 earned during the same three-month period in 2005. This represented an increase of $72 or 1.4% from the prior year period. The change in net interest income is attributable to the increase in interest income earned on interest-earning assets totaling $1,215 partially offset by the increase in interest expense paid on interest bearing liabilities totaling $1,143.

         The $1,215 increase in interest income resulted from increases of $30 due to volume and $1,185 due to rate. The majority of the change in interest income was related to the increases in rates experienced from the loan and investment portfolios. Additionally, the volume within the security portfolio was $14,587 higher for the first quarter of 2006 as compared to the same period in 2005. These increases were slightly offset by lower volume in the loan portfolio.

         The $1,143 increase in interest expense resulted from increases of $1,025 associated with rate and $118 associated with volume. The majority of the change was attributable to a 92 basis point increase in rates paid on time

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
deposits, a 105 basis point increase in rates paid on money market accounts and a 68 basis point increase in rates paid on NOW accounts.

         The net interest margin decreased 2 basis points to 3.50% in the first quarter 2006 as compared with 3.52% for the same period in 2005. The expectation of a flat yield curve is likely to maintain pressure on margins for the remainder of 2006. Although the margin declined by 2 basis points, tax-equivalent net interest income increased $72 to $5,314 reported for the first quarter of 2006 as compared to $5,242 for the first quarter of 2005.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                             For the Three Months Ended March 31,
                                 --------------------------------------------------------------
                                             2006                              2005
                                 -----------------------------    -----------------------------
                                            Interest                          Interest                     Change Due To:
                                 Average    Income/     Average   Average     Income/    Average    --------------------------------
                                 Balance    Expense      Rate     Balance     Expense     Rate      Volume       Rate        Net
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
ASSETS
Interest-earning assets
   Interest-earning deposits     $    251   $      4      6.46%   $    128    $     --       --%   $     --    $      4    $      4
   Securities (1)
     Taxable                      181,272      1,991      4.45     162,356       1,425     3.56         180         386         566
     Non-taxable (2)               18,026        327      7.36      22,355         391     7.09         (29)        (35)        (64)
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
       Total securities
         (tax equivalent)         199,298      2,318      4.72     184,711       1,816     3.99         151         351         502
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
     Federal funds sold             1,560         17      4.42       1,651           9     2.21          (1)          9           8
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
     Loans (3)(4)
       Commercial                 118,069      2,061      7.08     119,704       1,848     6.26         (26)        239         213
       Real estate                283,961      4,834      6.90     277,454       4,178     6.11         101         555         656
       Installment and other       11,992        280      9.47      20,391         448     8.91        (195)         27        (168)
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
         Gross loans
          (tax equivalent)        414,022      7,175      7.03     417,549       6,474     6.29        (120)        821         701
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
           Total interest-
            earning assets        615,131      9,514      6.27     604,039       8,299     5.57          30       1,185       1,215
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
Noninterest-earning assets
   Cash and cash equivalents       18,521                           17,556
   Premises and equipment, net     13,842                           13,441
   Other assets                    23,967                           23,859
                                 --------                         --------
     Total nonearning assets       56,330                           54,856
                                 --------                         --------
       Total assets              $671,461                         $658,895
                                 ========                         ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                  $ 69,997   $    282      1.63%   $ 70,554    $    165     0.95%   $     (1)   $    118    $    117
   Money market accounts           55,792        349      2.54      58,160         214     1.49          (9)        144         135
   Savings deposits                38,538         54      0.57      43,290          62     0.58          (7)         (1)         (8)
   Time deposits                  308,206      2,794      3.68     275,901       1,878     2.76         238         678         916
   Federal funds purchased and
     repurchase agreements          6,010         72      4.86      11,098          74     2.70         (44)         42          (2)
   Advances from FHLB              49,349        482      3.96      60,210         583     3.93        (105)          4        (101)
   Notes payable                   11,052        167      6.13       7,537          81     4.36          46          40          86
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
     Total interest-
       bearing liabilities        538,944      4,200      3.16     526,750       3,057     2.35         118       1,025       1,143
                                 --------   --------    ------    --------    --------   ------    --------    --------    --------
Noninterest-bearing liabilities
   Noninterest-bearing deposits    61,730                           57,341
   Other liabilities                4,966                            4,034
                                 --------                         --------
     Total noninterest-
       bearing liabilities         66,696                           61,375
                                 --------                         --------
   Stockholders' equity            65,821                           70,770
                                 --------                         --------
   Total liabilities and
    stockholders' equity         $671,461                         $658,895
                                 ========                         ========
   Net interest income
    (tax equivalent)                        $  5,314                          $  5,242             $    (88)   $    160    $     72
                                            ========                          ========             ========    ========    ========
   Net interest income
     (tax equivalent) to
     total earning assets                                 3.50%                            3.52%
                                                      ========                         ========
   Interest-bearing
     liabilities to earning
     assets                         87.61%                           87.20%
                                 ========                         ========

--------------------------------

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
    Provision for Loan Losses

         The Company recorded a negative provision of $800 to the allowance for loan losses for the first quarter of 2006 which is a decrease of $900 from the $100 recorded during the same period a year ago. The decrease in the provision was primarily due to the payoff of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve of $1,500. Also, funding of the provision has been lower than anticipated due to continued improvement in asset quality driven by a net decrease in non-performing and action/watch list loans from the first quarter of 2005 through the first quarter of 2006, as well as resolutions, either through charge-off of non-bankable assets or through successful workout strategies that have been executed. Nonperforming loans decreased $1,670 from $5,022 as of March 31, 2005 to $3,352 as of March 31, 2006. Net charge-offs for the first quarter of 2006 were $56 compared with ($116) for the comparable period in 2005. Annualized net charge-offs were 0.01% of average loans for the first quarter of 2006 compared with (0.03%) of average loans for same period in 2005. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2006           2005
                                                   ------------   ------------
    Service charges                                $        440   $        483
    Trust income                                            219            215
    Mortgage banking income                                 246            340
    Insurance commissions and fees                          379            421
    Bank owned life insurance                               140            134
    Gain on the sale of assets                               --              2
    Other income                                            336            255
                                                   ------------   ------------
                                                   $      1,760   $      1,850
                                                   ============   ============

          Noninterest income totaled $1,760 for the three months ended March 31, 2006, compared to $1,850 for the same period in 2005. Exclusive of the gain on sale of assets for both periods, noninterest income equaled $1,760 for the three

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
months ended March 31, 2006, compared to $1,848 for the same period in 2005. This represented a decrease of $88 or 4.8%. The quarter-over-quarter decrease was primarily attributable to a decrease in mortgage banking income related to a slowdown in production volumes (including gains on sale and servicing income, net of non-cash amortization charges in the carrying value of the mortgage servicing rights portfolio), decreases in overdraft fees (included in service charges) and service charge fees due to volume and lower insurance and brokerage revenue due to new production shortfalls. Additionally, most other fee categories for the quarter have shown an increase as well when compared to 2005 results for the same period.


     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------

    Salaries and employee benefits                   $      3,314   $      3,476
    Occupancy expense, net                                    443            394
    Furniture and equipment expense                           512            424
    Marketing                                                 111             96
    Supplies and printing                                      97             77
    Telephone                                                 117            107
    Other real estate owned expense                             6             --
    Amortization of intangible assets                          44             44
    Other expenses                                            690            928
                                                     ------------   ------------
                                                     $      5,334   $      5,546
                                                     ============   ============

         Noninterest expense totaled $5,334 for the three months ended March 31, 2006, as compared to $5,546 for the same period in 2005. This represented a decrease of $212 or 3.8%. This improvement in noninterest expense was primarily due to lower salary and employee benefits expenses due to fewer FTE's in first quarter of 2006 and lower loan related costs (included in other expenses). These positive variances were partially offset by higher expenses in marketing, occupancy and furniture and equipment expenses. Finally, management's continued efforts to contain costs have led to decreases in many other expense categories.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2006 and 2005.

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------

Income before income taxes                            $    2,409     $    1,289
Applicable income taxes                                      763            325
Effective tax rates                                         31.7%          25.2%

         The Company recorded an income tax expense of $763 and of $325 for the three months ended March 31, 2006 and 2005, respectively. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company's effective tax rate was lower than statutory rates due to the Company deriving interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from Illinois State tax. Additionally, the Company has reduced tax expense through various tax planning initiatives.

         For the first quarter of 2006, the Company has less of its security portfolio invested in federally tax-exempt assets than in the same period in 2005. Thus, the amount of tax exempt interest earned on the portfolio in the first quarter of 2006 is lower than the same period of 2005. This change in mix in the security portfolio increased the amount of interest that is taxable leading to the higher effective tax rate experienced during the period. Additionally, total taxable income for the first quarter of 2006 has doubled as compared to the same period in 2005 which raises the mix of taxable versus nontaxable income that drives the effective tax rate higher.

     Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended March 31, 2006 and 2005, respectively.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2006 and December 31, 2005, respectively:

                                                    March 31, 2006
                                -------------------------------------------------------
                                                  Net Interest Income
                                -------------------------------------------------------
                                   Amount                  Change                Change
                                -----------             -----------              ------
                                                   (Dollars in Thousands)
         +200 bp                $    23,818             $       890                3.88%
         +100 bp                     23,447                     518                2.26
            Base                     22,929                      --                  --
         -100 bp                     22,198                    (731)              (3.19)
         -200 bp                     20,526                  (2,402)             (10.48)

         Based upon the Company's model at March 31, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $890 or 3.88%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,402 or 10.48%.

                                                   December 31, 2005
                                -------------------------------------------------------
                                                  Net Interest Income
                                -------------------------------------------------------
                                   Amount                  Change                Change
                                -----------             -----------              ------
                                                   (Dollars in Thousands)
         +200 bp                $    23,043             $       959                4.34%
         +100 bp                     22,629                     545                2.47
            Base                     22,084                      --                  --
         -100 bp                     21,314                    (770)              (3.49)
         -200 bp                     19,744                  (2,340)             (10.59)

         Based upon the Company's model at December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $959 or 4.34%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,340 or 10.59%.

Financial Condition

     General

         As of March 31, 2006, the Company had total assets of $661,707, total gross loans of $406,617, total deposits of $530,928 and total stockholders' equity of $65,369. Total assets decreased by $14,515 or 2.1% from year-end 2005. Total gross loans decreased by $10,908 or 2.6% from year-end 2005. Total deposits declined by $12,913 or 2.4% from year-end 2005.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
     Nonperforming Assets

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

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                       2006                            2005
                                                     ---------    ------------------------------------------------
                                                      Mar 31,      Dec 31,      Sept 30,     Jun 30,      Mar 31
                                                     ---------    ---------    ---------    ---------    ---------
Non-accrual loans                                    $   2,785    $   3,082    $   2,397    $   3,217    $   4,176
Loans 90 days past due and still accruing interest         567          922        1,329          618          846
                                                     ---------    ---------    ---------    ---------    ---------
     Total nonperforming loans                           3,352        4,004        3,726        3,835        5,022
Other real estate owned                                    536          203          194          669          400
                                                     ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets                      $   3,888    $   4,207    $   3,920    $   4,504    $   5,422
                                                     =========    =========    =========    =========    =========

Nonperforming loans to total end of period loans          0.82%        0.96%        0.92%        0.95%        1.19%
Nonperforming assets to total end of period loans         0.96         1.01         0.97         1.11         1.29
Nonperforming assets to total end of period assets        0.59         0.62         0.59         0.68         0.82

         The level of nonperforming loans at March 31, 2006 decreased to $3,352 versus the $4,004 that existed as of December 31, 2005 and from $5,022 at March 31, 2005. The level of nonperforming loans to total end of period loans was 0.82% at March 31, 2006, as compared to 0.96% at December 31, 2005 and 1.19% at March 31, 2005. The reserve coverage ratio (allowance to nonperforming loans) was reported at 223.93% as of March 31, 2006 as compared to 208.84% as of December 31, 2005 and 198.09% as of March 31, 2005.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
     Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $858 at March 31, 2006 as compared to $7,728 at March 31, 2005 and $2,879 at December 31, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At March 31, 2006, the allowance for loan losses was $7,506 or 1.85% of total loans as compared to $8,362 or 2.00% at December 31, 2005, and $9,948 or 2.36% at March 31, 2005. The decrease in the allowance was primarily related to the Company recording a negative provision of $800 to the allowance for loan losses during the first quarter. This negative provision was related to the payoff of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve of $1,500. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The general portfolio allocation component of the allowance for loan losses is determined statistically using a loss migration analysis that examines historical loan loss experience. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in financing activities offset by those provided by operating activities and investing activities, resulted in a net decrease in cash and cash equivalents of $8,607 from December 31, 2005 to March 31, 2006.

         During the first three months of 2006, the Company experienced net cash outflows of $9,355 in financing activities primarily due to a decrease in deposits and $487 in investing activities largely due to the decrease in net loans and securities. In contrast, net cash inflows of $1,260 were provided by operating activities due to negative provision and net income.

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2006.

                                                                   Payments Due by Period
                                             -------------------------------------------------------------------
                                              Within 1                                    After
Contractual Obligations                         Year        1-3 Years     4-5 Years      5 Years        Total
                                             -----------   -----------   -----------   -----------   -----------
Short-term debt                              $    10,600   $        --   $        --   $        --   $    10,600
Long-term debt                                        --           246            --            --           246
Certificates of Deposit                          239,655        53,278        13,302         3,380       309,615
Series B Mandatory redeemable
    Preferred stock                                   --           831            --            --           831
FHLB Advances                                     10,700        23,600        10,000         3,000        47,300
                                             -----------   -----------   -----------   -----------   -----------

    Total contractual cash obligations       $   260,955   $    77,955   $    23,302   $     6,380   $   368,592
                                             ===========   ===========   ===========   ===========   ===========

                                                         Amount of Commitment Expiration per Period
                                             -------------------------------------------------------------------
                                              Within 1                                    After
Off-Balance Sheet Financial Instruments         Year        1-3 Years     4-5 Years      5 Years        Total
                                             -----------   -----------   -----------   -----------   -----------

Lines of credit                              $    61,014   $     4,688   $       996   $    16,277   $    82,975
Standby letters of credit                          7,687           878            --            --         8,565
                                             -----------   -----------   -----------   -----------   -----------

    Total commercial commitments             $    68,701   $     5,566   $       996   $    16,277   $    91,540
                                             ===========   ===========   ===========   ===========   ===========

Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2006 was $65,369, a decrease of $706 or 1.1%, from December 31, 2005. The decrease in stockholders' equity was largely the result of stock repurchase activity, dividends paid to shareholders and a decrease in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 9.80% at March 31, 2006, compared to 10.39% at December 31, 2005. Book value per common share equaled $17.33 at March 31, 2006 compared to $17.23 at December 31, 2005.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. On June 16, 2005, the Board of Directors amended the repurchase plan to enable the Company to acquire an additional 5% of its outstanding shares of common stock in the open market or in private transactions. On March 16, 2006, the Board of Directors approved an additional 5% stock repurchase program that begins when the existing plan is completed. Under the revised plan, the Company can repurchase approximately 188,000 shares of its outstanding shares of common stock. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the current quarter, 77,625 shares were repurchased at a weighted cost of $21.10 and to date, the Company has repurchased 364,879 shares at a weighted average cost of $21.16

     Capital Measurements

         The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.2% and 13.5%, respectively, at March 31, 2006. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Company's capital ratios:

                                                                 December 31,                Minimum         Well
                                          March 31,      ----------------------------        Capital      Capitalized
                                            2006             2005            2004            Ratios         Ratios
                                        ------------     ------------    ------------        ------         ------
Tier 1 risk-based capital               $     60,223     $     60,546    $     63,347
Tier 2 risk-based capital                      6,165            6,266           6,067
                                        ------------     ------------    ------------
Total capital                                 66,388           66,812          69,414
Risk-weighted assets                         493,240          501,342         485,325
Capital ratios
     Tier 1 risk-based capital                  12.2%            12.1%           13.0%         4.00%          6.00%
     Tier 2 risk-based capital                  13.5             13.3            14.3          8.00          10.00
     Leverage ratio                              9.2              9.0             9.5          4.00           5.00

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Recent Regulatory and Accounting Developments

         In February, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140" ("SFAS155"). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements as the Company does not have any hybrid financial instruments at this time.

         In March, 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating any potential impact of the adoption of this SFAS.

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

UNIONBANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

Item 1A. Risk Factors

         The Company did not experience any material changes in the Risk Factors during the Company's most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2006.

      ================================================================================================================
                                                                            Total Number of
                                                                          Shares Purchased as     Maximum Number of
                                                                           Part of Publicly      Shares that May Yet
                             Total Number of       Average Price Paid     Announced Plans or     Be Purchased Under
      Period                 Shares Purchased           per Share              Programs         the Plans or Programs
      ================================================================================================================
      01/01/06 -                           --                     --                      --                108,907
      01/31/06
      ================================================================================================================
      02/01/06 -                       57,400                 $21.14                  57,400                 51,507
      02/28/06
      ================================================================================================================
      03/01/06 -                       20,225                 $21.00                  20,225                219,282
      03/31/06
      ================================================================================================================
      Total (1) (2)                    77,625                 $21.10                  77,625                219,282
      ================================================================================================================

          (1) The Company repurchased 77,625 shares at an average price per share of $21.10 of our common stock during the quarter ended March 31, 2006 pursuant to the Company's current repurchase program. The current repurchase program approved on June 16, 2005 provides for the repurchase by us of up to an aggregate of 5% of the outstanding shares of our common stock. The expiration date of this program is May 2, 2006. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

          (2) On March 23, 2006, our board of directors approved an additional 5% stock repurchase program that will begin when the existing plan approved on June 16, 2005 is completed. Under the new plan, the Company will repurchase over an 18-month period up to approximately 188,000 shares of its outstanding shares of common stock in the open market or in private transactions.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         Exhibits:

         31.1 Certification of Scott A. Yeoman, President and Principal Executive Officer, required by Rule 13a - 14(a).

         31.2 Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a - 14(a).

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



                                       UNIONBANCORP, INC.

Date: May 12, 2006                     By: /s/ SCOTT A. YEOMAN
                                           -------------------------------------
                                           Scott A. Yeoman
                                           President and Principal Executive
                                           Officer


Date: May 12, 2006                     By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Senior Executive Vice President and
                                           Principal Financial and Accounting
                                           Officer