Form 10-Q/A
period 2005-09-30
UNIONBANCORP INC
filed 2006-07-14
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                 122 West Madison Street Ottawa, Illinois 61350
           (Address of principal executive offices including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Shares outstanding at November 10, 2005
          -----                          ---------------------------------------

Common Stock, Par Value $1.00                             3,855,776


================================================================================

                                Explanatory Note



                  UnionBancorp, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to amend Part II, Item 5 (Other Information) and to include the following material agreements of the Company as exhibits to the Form 10-Q: (1) Form of Stock Option Agreements; (2) Employment Security Agreement with Scott A. Yeoman; and (3) Employment Security Agreement with Kurt R. Stevenson. This Amendment No. 1 to Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosures included within the original Form 10-Q.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

          (a) In July of 2005, the Company entered into an employment security agreement with Scott A. Yeoman, President and Chief Executive Officer of UnionBancorp, Inc. The agreement provides that if, within two years after a change in control occurs, the executive's employment is terminated without "good cause" or the executive voluntarily terminates employment with "good reason," then the executive shall receive a cash payment equal to two times the executive's salary. If, at any time during the two year period, the executive obtains employment, payments will be reduced by the amount of compensation being earned in the new position.

          (b)  Not Applicable

Item 6.  Exhibits

          Exhibits:

          10.1    Form of Stock Option Agreements

          10.2    Employment Security Agreement with Scott A. Yeoman

          10.3    Employment Security Agreement with Kurt R. Stevenson

          31.1 Certification of Scott A. Yeoman, President and Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                 UNIONBANCORP, INC.

Date: July 14, 2006              By: /s/ SCOTT A. YEOMAN
                                     -------------------------------------------
                                     Scott A. Yeoman
                                     President and Principal Executive
                                     Officer


Date: July 14, 2006              By: /s/ KURT R. STEVENSON
                                     -------------------------------------------
                                     Kurt R. Stevenson
                                     Senior Executive Vice President and
                                     Principal Financial and Accounting Officer