Form 10-Q
period 2006-06-30
UNIONBANCORP INC
filed 2006-08-11
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2006
                         Commission File Number: 0-28846

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Shares outstanding at August 11, 2006
    -----------------------------       -------------------------------------

    Common Stock, Par Value $1.00                      3,742,751

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                                  June 30, 2006


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

            o   Unaudited Consolidated Statements of Income and

                   Comprehensive Income ......................................2

            o   Unaudited Consolidated Statements of Cash Flows...............3

            o   Notes to Unaudited Consolidated Financial Statements..........4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................13

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk..............................................29

Item 4.     Controls and Procedures .........................................29

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings................................................31

Item 1A.    Risk Factors.....................................................31

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......31

Item 3.     Defaults Upon Senior Securities..................................31

Item 4.     Submission of Matters to a Vote of Security Holders..............32

Item 5.     Other Information................................................32

Item 6.     Exhibits.........................................................32

SIGNATURES...................................................................33

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005 (In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------
                                                                                 June 30,      December 31,
                                                                                   2006            2005
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                                      $     30,265    $     24,358
Securities available-for-sale                                                       182,914         196,440
Loans                                                                               403,455         417,525
Allowance for loan losses                                                            (6,848)         (8,362)
                                                                               ------------    ------------
     Net loans                                                                      396,607         409,163
Cash surrender value of life insurance                                               15,775          15,498
Mortgage servicing rights                                                             2,373           2,533
Premises and equipment, net                                                          13,789          13,908
Goodwill                                                                              6,963           6,963
Intangible assets, net                                                                  446             533
Other real estate                                                                     1,390             203
Other assets                                                                          6,309           6,623
                                                                               ------------    ------------

         Total assets                                                          $    656,831    $    676,222
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                                  $     56,119    $     57,832
         Interest-bearing                                                           466,576         486,009
                                                                               ------------    ------------
              Total deposits                                                        522,695         543,841
     Federal funds purchased and securities sold
       under agreements to repurchase                                                 7,297             612
     Advances from the Federal Home Loan Bank                                        46,700          50,000
     Notes payable                                                                    8,824           9,468
     Series B mandatory redeemable preferred stock                                      831             831
     Other liabilities                                                                5,180           5,395
                                                                               ------------    ------------
         Total liabilities                                                          591,527         610,147
                                                                               ------------    ------------

Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                             --              --
     Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
         shares outstanding (aggregate liquidation preference of $2,762)                500             500
     Series C preferred stock; 4,500 shares authorized; none issued                      --              --
     Common stock, $1 par value; 10,000,000 shares authorized;
         4,697,893 shares issued at June 30, 2006 and
         4,684,393 shares issued at December 31, 2005                                 4,698           4,684
     Additional paid-in capital                                                      23,381          23,167
     Retained earnings                                                               50,775          48,837
     Accumulated other comprehensive income                                          (1,204)             95
                                                                               ------------    ------------
                                                                                     78,150          77,283
     Treasury stock, at cost; 955,142 shares at June 30, 2006
         and 877,517 at December 31, 2005                                           (12,846)        (11,208)
                                                                               ------------    ------------
              Total stockholders' equity                                             65,304          66,075
                                                                               ------------    ------------

              Total liabilities and stockholders' equity                       $    656,831    $    676,222
                                                                               ============    ============

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2006 and 2005 (In Thousands, Except Per Share Data)
---------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended               Six Months Ended
                                                               June 30                         June 30,
                                                    ----------------------------   ----------------------------
                                                        2006            2005           2006            2005
                                                    ------------    ------------   ------------    ------------
Interest income
    Loans                                           $      7,194    $      6,751   $     14,349    $     13,201
    Securities
       Taxable                                             2,027           1,481          4,018           2,906
       Exempt from federal income taxes                      210             263            426             521
    Federal funds sold and other                              45              50             66              59
                                                    ------------    ------------   ------------    ------------
       Total interest income                               9,476           8,545         18,859          16,687
Interest expense
    Deposits                                               3,845           2,571          7,324           4,890
    Federal funds purchased and securities sold
      under agreements to repurchase                          51              37            123             111
    Advances from the Federal Home Loan Bank                 455             550            938           1,133
    Series B mandatory redeemable preferred stock             13              13             25              25
    Notes payable                                            161              94            315             163
                                                    ------------    ------------   ------------    ------------
       Total interest expense                              4,525           3,265          8,725           6,322
                                                    ------------    ------------   ------------    ------------
Net interest income                                        4,951           5,280         10,134          10,365
Provision for loan losses                                   (300)             --         (1,100)            100
                                                    ------------    ------------   ------------    ------------
Net interest income after
    provision for loan losses                              5,251           5,280         11,234          10,265
Noninterest income
    Service charges                                          495             525            935           1,008
    Trust income                                             199             187            418             402
    Mortgage banking income                                  281             364            527             704
    Insurance commissions and fees                           414             472            793             893
    Banked owned life insurance                              137             135            277             269
    Securities gains, net                                    (88)             --            (88)             --
    Gain on sale of assets, net                               (9)              1             (9)              3
    Other income                                             268             347            604             602
                                                    ------------    ------------   ------------    ------------
                                                           1,697           2,031          3,457           3,881
Noninterest expenses
    Salaries and employee benefits                         2,910           3,366          5,955           6,842
    Occupancy expense, net                                   346             385            789             779
    Furniture and equipment expense                          521             461          1,033             885
    Marketing                                                 98             128            209             224
    Supplies and printing                                     65              86            162             163
    Telephone                                                118             106            235             213
    Other real estate owned expense                            2              29              8              34
    Amortization of intangible assets                         43              43             87              87
    Other expenses                                         1,026           1,023          1,985           1,946
                                                    ------------    ------------   ------------    ------------
                                                           5,129           5,627         10,463          11,173
                                                    ------------    ------------   ------------    ------------
Income before income taxes                                 1,819           1,684          4,228           2,973
Income taxes                                                 525             302          1,288             627
                                                    ------------    ------------   ------------    ------------
Net income                                                 1,294           1,382          2,940           2,346
Preferred stock dividends                                     52              52            104             104
                                                    ------------    ------------   ------------    ------------
Net income for common stockholders                  $      1,242    $      1,330   $      2,836    $      2,242
                                                    ============    ============   ============    ============
Basic earnings per common share                     $       0.33    $       0.33   $       0.75    $       0.56
                                                    ============    ============   ============    ============
Diluted earnings per common share                   $       0.33    $       0.33   $       0.74    $       0.55
                                                    ============    ============   ============    ============

Total comprehensive income                          $        351    $      1,521   $      1,641    $      2,060
                                                    ============    ============   ============    ============

---------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 (In Thousands)
---------------------------------------------------------------------------------------------
                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                        2006          2005
                                                                     ----------    ----------
Cash flows from operating activities
Net income                                                           $    2,940    $    2,346
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                         931           855
       Amortization of intangible assets                                     87            87
       Amortization of mortgage servicing rights                            160            91
       Amortization of bond premiums, net                                   244           584
       Stock Option Expense                                                  68            --
       Federal Home Loan Bank stock dividend                                (47)         (109)
       Provision for loan losses                                         (1,100)          100
       Provision for deferred income taxes                                 (310)          466
       Net change in BOLI                                                  (277)         (269)
       Net change in OREO                                                    (2)           --
       (Gain) loss on sale of assets                                          9            (3)
       Loss on sale of securities                                            88            --
       Gain on sale of loans                                               (353)         (540)
       Gain on sale of real estate acquired in settlement of loans           --            (7)
       Proceeds from sales of loans held for sale                        27,395        22,927
       Origination of loans held for sale                               (25,796)      (20,710)
       Change in assets and liabilities
          (Increase) in other assets                                        577          (178)
          Increase in other liabilities                                     569           124
                                                                     ----------    ----------
              Net cash provided by operating activities                   5,183         5,764
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                             19,554        27,795
       Proceeds from sales                                               16,594            --
       Purchases                                                        (25,012)      (29,757)
    Purchase of loans                                                   (19,513)       (3,275)
    Net decrease in loans                                                30,618        15,429
    Purchase of premises and equipment                                     (758)       (1,327)
Sale of branch                                                           (6,054)           --
Proceeds from sale of real estate acquired in settlement of loans           173            67
                                                                     ----------    ----------
              Net cash provided by (used in) investing activities        15,602         8,932
Cash flows from financing activities
    Net increase (decrease) in deposits                                 (15,138)        8,723
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                  6,685        (8,044)
    Payments on notes payable                                            (2,045)         (542)
    Proceeds from notes payable                                           1,400         3,085
    Net increase in other borrowed funds                                     --            11
    Net decrease in advances from the Federal Home Loan Bank             (3,300)       (5,800)
    Dividends on common stock                                              (898)         (878)
    Dividends on preferred stock                                           (104)         (104)
    Proceeds from exercise of stock options                                 160           420
    Purchase of treasury stock                                           (1,638)       (2,997)
                                                                     ----------    ----------
          Net cash provided by financing activities                     (14,878)       (6,126)
                                                                     ----------    ----------
Net increase in cash and cash equivalents                                 5,907         8,570
Cash and cash equivalents
    Beginning of period                                                  24,358        22,802
                                                                     ----------    ----------
    End of period                                                    $   30,265    $   31,372
                                                                     ==========    ==========
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                      $    4,575    $    6,129
       Income taxes                                                         861           643
    Transfers from loans to other real estate owned                       1,307           310

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The annualized results of operations during the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. All financial information is in thousands (000's), except per share data.

Note 2.  Earnings Per Share

         Basic earnings per share for the three and six months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share

                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                             -----------------------   -----------------------
                                                2006         2005         2006         2005
                                             ----------   ----------   ----------   ----------
Net income
    available to common shareholders         $    1,242   $    1,330   $    2,836   $    2,242
Weighted average common shares outstanding        3,743        3,993        3,765        4,021
                                             ----------   ----------   ----------   ----------

Basic Earnings Per Common Share              $     0.33   $     0.33   $     0.75   $     0.56
                                             ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share

Weighted average common shares outstanding        3,743        3,993        3,765        4,021
Add: dilutive effect of assumed exercised
    stock options                                    44           62           45           62
                                             ----------   ----------   ----------   ----------
Weighted average common and dilutive
    Potential shares outstanding                  3,787        4,055        3,810        4,083
                                             ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share            $     0.33   $     0.33   $     0.74   $     0.55
                                             ==========   ==========   ==========   ==========

         There were approximately 60,000 and 40,000 options outstanding at June 30, 2006 and 2005, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 32.1% of the Company's 2006 second quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $182,914 at June 30, 2006 compared to $196,440 at December 31, 2005. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2006 and December 31, 2005, respectively:

                                                               June 30, 2006
                                                -------------------------------------------
                                                                  Gross           Gross
                                                   Fair         Unrealized      Unrealized
                                                   Value          Gains           Losses
                                                ------------   ------------    ------------
U.S. government agencies                        $     40,418   $         --    $       (795)
States and political subdivisions                     19,177            258            (110)
U.S. government mortgage-backed securities            75,374            203          (1,082)
Collateralized mortgage obligations                   23,777             --            (479)
Equity securities                                     17,363             95             (33)
Corporate                                              6,805             14             (37)
                                                ------------   ------------    ------------

                                                $    182,914   $        570    $     (2,536)
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
                                                ============   ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans and Allowance for Loan Losses

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of June 30, 2006 and December 31, 2005, respectively:

                                         June 30, 2006                December 31, 2005
                                 ----------------------------    ----------------------------
                                       $               %               $               %
                                 ------------    ------------    ------------    ------------
Commercial                       $     84,711           21.00%   $     91,537           21.92%
Agricultural                           21,178            5.25          26,694            6.39
Real estate:
    Commercial mortgages              130,942           32.46         126,503           30.31
    Construction                       75,424           18.69          68,508           16.41
    Agricultural                       27,590            6.84          33,033            7.91
    1-4 family mortgages               52,876           13.11          57,920           13.87
Installment                             9,531            2.36          12,747            3.05
Other                                   1,203            0.30             583            0.14
                                 ------------    ------------    ------------    ------------
Total loans                           403,455          100.00%        417,525          100.00%
                                                 ============                    ============
Allowance for loan losses              (6,848)                         (8,362)
                                 ------------                    ------------

    Loans, net                   $    396,607                    $    409,163
                                 ============                    ============


The following table presents data on impaired loans:

                                                                June 30,     December 31,
                                                                  2006           2005
                                                              ------------   ------------
    Impaired loans for which an allowance has been provided   $      6,455   $     12,585
    Impaired loans for which no allowance has been provided          3,955            563
                                                              ------------   ------------

    Total loans determined to be impaired                     $     10,410   $     13,148
                                                              ============   ============

    Allowance for loan loss for impaired loans included
       in the allowance for loan losses                       $      2,571   $      3,913
                                                              ============   ============

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 are summarized below:

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans and Allowance For Loan Losses (Continued)

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                      -----------------------------    -----------------------------
                                          2006             2005            2006             2005
                                      ------------     ------------    ------------     ------------
Beginning balance                     $      7,506     $      9,948    $      8,362     $      9,732

Charge-offs:
    Commercial                                 203              464             223              464
    Real estate mortgages                      414              419             482              425
    Installment and other loans                 34               82              73              279
                                      ------------     ------------    ------------     ------------
       Total charge-offs                       651              965             778            1,168
                                      ------------     ------------    ------------     ------------

Recoveries:
    Commercial                                 120               10             135              302
    Real estate mortgages                      168              122             209              138
    Installment and other loans                  5               44              20               55
                                      ------------     ------------    ------------     ------------
       Total recoveries                        293              176             364              495
                                      ------------     ------------    ------------     ------------

Net charge-offs                                358              789             414              673
                                      ------------     ------------    ------------     ------------

Provision for loan losses                     (300)               0          (1,100)             100
                                      ------------     ------------    ------------     ------------


Ending balance                        $      6,848     $      9,159    $      6,848     $      9,159
                                      ============     ============    ============     ============

Period end total loans, net of
  unearned interest                   $    403,455     $    404,462    $    403,455     $    404,462
                                      ============     ============    ============     ============


Average loans                         $    407,360     $    414,289    $    410,780     $    415,909
                                      ============     ============    ============     ============

Ratio of net charge-offs to
    average loans                             0.09%            0.19%           0.10%            0.16%
Ratio of provision for loan losses
    to average loans                         (0.07)%           0.00%          (0.27)%           0.02%
Ratio of allowance for loan losses
    to ending total loans                     1.70%            2.26%           1.70%            2.26%
Ratio of allowance for loan losses
    to total nonperforming loans            244.05%          238.83%         244.05%          238.83%
Ratio of allowance at end of period
    to average loans                          1.68%            2.21%           1.67%            2.20%

Note 5.  Stock Option Plans

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

A summary of the status of the option plans as of June 30, 2006, and changes during the quarter ended on those dates is presented below:

                                                       June 30, 2006
                                               ----------------------------
                                                                 Weighted-
                                                                 Average
                                                                 Exercise
                                                  Shares          Price
                                               ------------    ------------

    Outstanding at beginning
      of quarter                                    301,675    $      15.74
    Granted                                              --              --
    Exercised                                       (13,500)           8.09
    Forfeited                                       (21,811)          15.96
                                               ------------    ------------

    Outstanding at end of quarter                   266,364    $      16.11
                                               ============    ============

    Options exercisable at quarter end              175,233    $      14.08
                                               ============    ============

    Weighted-average fair
       value of options granted
         during the quarter                                    $         --
                                                               ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 5.  Stock Option Plans (Continued)

Options outstanding at June 30, 2006 and December 31, 2005 were as follows:

                                                 June 30, 2006
                               -------------------------------------------------
                                      Outstanding                Exercisable
                               ------------------------      -------------------
                                            Weighted
                                             Average                    Weighted
                                            Remaining                   Average
         Range of                          Contractual                  Exercise
     Exercise Prices           Number         Life           Number      Price
   ------------------          ------      -----------       ------    ---------

   $  7.25  - $  9.75           9,000       0.7 years         9,000    $    9.75
     11.25  -   13.00          59,681       3.9 years        59,681        11.64
     13.88  -   18.50         112,683       4.5 years        94,552        14.94
     20.30  -   23.29          85,000       8.6 years        12,000        22.78
                              -------       ---------       -------    ---------

                              266,364       5.6 years       175,233    $   14.08
                              =======       =========       =======    =========


                                               December 31, 2005
                               -------------------------------------------------
                                      Outstanding                Exercisable
                               ------------------------      -------------------
                                            Weighted
                                             Average                    Weighted
                                            Remaining                   Average
         Range of                          Contractual                  Exercise
     Exercise Prices           Number         Life           Number      Price
   ------------------          ------      -----------       ------    ---------

   $  7.25  - $  9.75          22,300       0.7 years        22,300    $    8.69
     11.25  -   13.00          62,681       4.5 years        54,855        11.63
     13.88  -   18.50         126,694       5.0 years        98,356        15.04
     20.30  -   23.29          90,000       9.2 years        12,000        22.78
                              -------       ---------       -------    ---------

                              301,675       5.8 years       187,511    $   13.78
                              =======       =========       =======    =========

         The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the second quarter of 2006 and 2005 was $174 and $308. The company recorded $68 in stock compensation expense during the six months ended June 30, 2006 to salaries and employee benefits.

         The fair value of each stock option granted is estimated using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the options is bases on the U. S. Treasury yield curves in effect at the time of grant. There were no grants during the six months ended June 30, 2006 and 2005.

         The Company elected to adopt the modified prospective application method as provided by SFAS 123R, and, accordingly the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Note 5.  Stock Option Plans (Continued)

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

         Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

                              Year                             Expense
                  -----------------------------               ---------

                  July, 2006 - December, 2006                 $      68
                  2007                                               67
                  2008                                               47
                  2009                                               28
                                                              ---------
                                   Total                      $     210
                                                              =========

         The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of June 30, 2005:

                                                 Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                        2005                2005
                                                   --------------      --------------
Net income as reported
    for common stockholders                        $        1,330      $        2,242
Deduct: stock-based compensation expense
    determined under fair value based method                   27                  57
                                                   --------------      --------------

Pro forma net income                               $        1,303      $        2,185
                                                   ==============      ==============

Basic earnings
    per common share as reported                   $         0.33      $         0.56
Pro forma basic earnings
    per common share                               $         0.33      $         0.54
Diluted earnings
    per common share as reported                   $         0.33      $         0.55
Pro forma diluted earnings
    per common share                               $         0.32      $         0.53

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

                                                                    Three Months Ended
                                                                       June 30, 2006
                                 --------------------------------------------------------------------------------------------
                                   Retail         Commercial      Treasury         Financial        Other        Consolidated
                                   Segment         Segment         Segment         Services       Operations        Totals
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net interest income (loss)       $      1,926    $      3,126    $         86    $         50    $       (237)   $      4,951
     Other revenue                        908             110             (89)            565             203           1,697
     Other expense                      1,497             523              63             710           1,845           4,638
Noncash items
     Depreciation                         200               3              --              35             210             448
Provision for loan losses                (100)           (200)             --              --              --            (300)
     Other intangibles                     --              --              --              15              28              43
Net allocations                           624           1,256             158             233          (2,271)             --
Income tax expense                        207             540            (146)           (128)             52             525
     Segment profit (loss)                406           1,114             (78)           (250)            102           1,294
Goodwill                                2,512           2,631              --           1,820              --           6,963
Segment assets                         91,575         326,048         209,259           3,575              --         656,831


                                                                    Three Months Ended
                                                                       June 30, 2005
                                 --------------------------------------------------------------------------------------------
                                   Retail         Commercial      Treasury         Financial        Other        Consolidated
                                   Segment         Segment         Segment         Services       Operations        Totals
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net interest income (loss)       $      1,886    $      3,284    $         43    $         11    $         56    $      5,280
     Other revenue                      1,026             112              --             657             236           2,031
     Other expense                      1,647           1,053              59             671           1,713           5,143
Noncash items
     Depreciation                         229               3              --              39             170             441
     Provision for loan losses            190            (190)             --              --              --              --
     Other intangibles                     --              --              --              15              28              43
Net allocations                           757             864             120             197          (1,938)             --
Income tax expense                         28             358             (98)            (63)             77             302
     Segment profit (loss)                 61           1,308             (38)           (191)            242           1,382
Goodwill                                2,512           2,631              --           1,820              --           6,963
Segment assets                        104,239         311,763         218,152           3,975          27,295         665,424

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                       June 30, 2006
                                 --------------------------------------------------------------------------------------------
                                   Retail         Commercial      Treasury         Financial        Other        Consolidated
                                   Segment         Segment         Segment         Services       Operations        Totals
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net interest income (loss)       $      3,908    $      6,389    $        216    $        106    $       (485)   $     10,134
     Other revenue                      1,758             221             (88)          1,198             368           3,457
     Other expense                      2,936           1,167             131           1,374           3,837           9,445
Noncash items
     Depreciation                         443               6              --              73             409             931
     Provision for loan losses             25          (1,125)             --              --              --          (1,100)
     Other intangibles                     --              --              --              30              57              87
Net allocations                         1,471           2,469             318             466          (4,724)             --
Income tax expense                        264           1,389            (252)           (215)            102           1,288
     Segment profit (loss)                527           2,704             (69)           (424)            202           2,940
Goodwill                                2,512           2,613              --           1,820              --           6,963
Segment assets                         91,575         326,048         209,259           3,575              --         656,831


                                                                      Six Months Ended
                                                                       June 30, 2005
                                 --------------------------------------------------------------------------------------------
                                   Retail         Commercial      Treasury         Financial        Other        Consolidated
                                   Segment         Segment         Segment         Services       Operations        Totals
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net interest income (loss)       $      3,620    $      6,418    $        177    $         18    $        132    $     10,365
     Other revenue                      1,976             226              --           1,290             389           3,881
     Other expense                      3,188           1,700             117           1,404           3,822          10,231
Noncash items
     Depreciation                         454               6              --              83             312             855
     Provision for loan losses            290            (190)             --              --              --             100
     Other intangibles                     --              --              --              30              57              87
Net allocations                         1,541           2,210             231             354          (4,336)             --
Income tax expense                         35             760            (195)           (162)            189             627
     Segment profit (loss)                 88           2,158              24            (401)            477           2,346
Goodwill                                2,512           2,613              --           1,820              --           6,963
Segment assets                        104,239         311,763         218,152           3,975          27,295         665,424

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following discussion provides an analysis of the Company's results of operations and financial condition for the three and six months ended June 30, 2006 as compared to the same period in 2005. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2005 Annual Report on Form 10-K. Annualized results of operations during the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year of 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

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

Second Quarter Highlights

     o On June 30, 2006, UnionBancorp, Inc. and Centrue Financial Corporation (NASDAQ: TRUE) announced that they have signed a definitive agreement to join forces in a merger of equals transaction. Under the terms of the agreement, as the purchaser, UnionBancorp will issue to Centrue shareholders shares of UnionBancorp common stock using a fixed exchange ratio of 1.2 shares of UnionBancorp common stock for each share of Centrue common stock outstanding. The combined company will adopt the Centrue name and change its stock market ticker symbol to TRUE. The merger is subject to approval by UnionBancorp's and Centrue's stockholders and banking regulators and other customary conditions. The transaction is expected to be completed during the fourth quarter of 2006.

     o Earnings per share were unchanged compared to the second quarter of 2005.

     o The Company's earnings were positively impacted by a $300 negative provision for loan losses largely based on continued improvements in the quality of the loan portfolio, which was partially offset by a loss on sale of securities of $88 in order to better position the securities portfolio. Excluding these items, net income for the quarter would have equaled $1,163 or $0.29 per diluted share.

     o The second quarter of 2005 results were positively impacted by a $251 reduction in state income taxes and $90 of interest received due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding these items, net income for the second quarter of 2005 would have equaled $1,076 or $0.25 per diluted share.

     o Due to the flat yield curve, the net interest margin decreased to 3.37% during the second quarter of 2006 as compared with 3.59% for the same period in 2005 and 3.50% in the first quarter of 2006.

     o The loan portfolio decreased to $403.5 million as compared to $417.5 million at December 31, 2005. Of this decrease in balances, approximately $7.7 million or 55% was related to the pay-off of action list credits refinanced with a competitor.

     o The level of nonperforming loans to end of period loans totaled 0.70% as of June 30, 2006 compared to 0.95% at June 30, 2005 and 0.96% on December 31, 2005.

     o Net charge-offs for the second quarter of 2006 were 0.09% of average loans as compared to 0.19% for the same period 2005.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Second Quarter Highlights (Continued)

     o The Company's Board of Directors approved the payment of a $0.12 quarterly cash dividend on the Company's common stock, marking the 85th consecutive quarter of dividends paid to stockholders.

Results of Operations

     Net Income

         Net income equaled $1,294 or $0.33 per diluted share for the three months ended June 30, 2006, versus $1,382 or $0.33 per diluted share for the same period in 2005. For the six months ended June 30, 2006 net income equaled $2,940 or $0.74 per diluted share compared to $2,346 or $0.55 per diluted share earned in the same period during 2005.

         The Company's quarterly results were positively impacted by a negative provision of $300 to the allowance for loan losses. This action was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. Additionally, quarterly earnings were assisted by continued management of noninterest expense levels led to decreased expense levels, and fewer FTE's drove salary and benefit costs lower and lower accounting and professional fees. These items were partially offset by increased interest expense due to higher rates and an adverse shift in the deposit base from lower paying core deposit accounts to higher paying time deposit accounts. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division and insurance and brokerage product lines due to lower production volumes.

         Return on average assets was 0.79% for the second quarter of 2006 compared to 0.83% for the same period in 2005. Return on average assets was 0.89% for the six month period ended June 30, 2006 compared to 0.71% for the same period in 2005.

         Return on average stockholders' equity was 7.93% for the second quarter of 2006 compared to 7.94% for the same period in 2005. Return on average stockholder's equity was 9.03% for the six month period ended June 30, 2006 compared to 6.73% for the same period in 2005.

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

         Net interest income, on a tax equivalent basis, was $5,078 for the three months ended June 30, 2006, compared with $5,438 earned during the same three-month period in 2005. This represented a decrease of $360 or 6.6% from the prior year period. The change in net interest income is attributable to the

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
increase in interest expense paid on interest bearing liabilities totaling $1,260 partially offset by an increase in interest income earned on interest earning assets totaling $900.

         The $900 increase in interest income resulted from an increase of $976 due to rate partially offset by a decrease of $76 due to volume. The majority of the change in interest income was related to the increases in rates experienced from the loan and investment portfolios. Additionally, the volume within the security portfolio was $7,049 higher for the second quarter of 2006 as compared to the same period in 2005. These increases were slightly offset by lower volume in the loan portfolio.

         The $1,260 increase in interest expense resulted from increases of $1,182 associated with rate and $78 associated with volume. The majority of the change was attributable to a 107 basis point increase in rates paid on time deposits, a 114 basis point increase in rates paid on money market accounts and a 68 basis point increase in rates paid on NOW accounts.

         The net interest margin decreased 22 basis points to 3.37% in the second quarter 2006 as compared with 3.57% for the same period in 2005. The expectation of a flat yield curve is likely to maintain pressure on margins for the remainder of 2006.

         Net interest income, on a tax equivalent basis, for the six months ended June 30, 2006 totaled $10,392, representing a decrease of $289 or 2.7% compared to the $10,681 earned during the same period in 2005. Net interest income decreased largely due to the increase in interest expense paid on interest bearing liabilities totaling $2,403 exceeding the increase in the interest income earned on interest-earning assets totaling $2,114. The net interest margin for the first six months of 2006 decreased 12 basis points to 3.44% compared to 3.56% for the same period in 2005.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(In Thousands, Except Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                            For the Three Months Ended June 30,
                           --------------------------------------------------------------------
                                          2006                               2005
                           ---------------------------------  ---------------------------------
                                        Interest                           Interest                         Change Due To:
                             Average    Income/    Average     Average     Income/    Average    ----------------------------------
                             Balance    Expense     Rate       Balance     Expense     Rate        Volume       Rate        Net
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
ASSETS

Interest-earning assets
   Interest-earning
     deposits              $      211  $        3       5.70% $      158  $        3       7.62% $        1  $       (1) $       --
   Securities (1)
     Taxable                  175,260       2,030       4.64     164,510       1,484       3.61         102         443         545
     Non-taxable (2)           18,317         318       6.99      22,018         399       7.27         (29)        (51)        (80)
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
       Total securities
        (tax equivalent)      193,577       2,345       4.86     186,528       1,880       4.04          73         392         465
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Federal funds sold         2,960          39       5.69       6,424          44       2.93         (34)         29          (5)
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Loans (3)(4)
       Commercial             111,997       1,981       7.09     119,364       2,018       6.79        (126)         89         (37)
       Real estate            284,843       4,986       7.02     276,962       4,338       6.29         126         522         648
       Installment and
        other                  10,364         246       9.52      17,963         417       9.31        (116)        (55)       (171)
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
         Gross loans
         (tax equivalent)     407,204       7,213       7.10     414,289       6,773       6.56        (116)        556         440
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
           Total interest-
            earning assets    603,952       9,603       6.38     607,399       8,703       5.75         (76)        976         900
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------

Noninterest-earning
  assets
   Cash and cash
     equivalents               17,735                             19,889
   Premises and
     equipment, net            13,740                             13,818
   Other assets                23,285                             23,975
                           ----------                         ----------
     Total nonearning
      assets                   54,760                             57,682
                           ----------                         ----------

       Total assets        $  658,712                         $  665,081
                           ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing
  liabilities
   NOW accounts            $   69,410  $      314       1.82% $   71,981  $      204       1.14% $       (7) $      118  $      111
   Money market accounts       52,834         360       2.73      58,944         234       1.59         (26)        152         126
   Savings deposits            37,050          68       0.74      44,028          51       0.46          (9)         26          17
   Time deposits              308,770       3,103       4.03     282,356       2,082       2.96         210         811       1,021
   Federal funds
     purchased and
     repurchase agreements      3,955          51       5.17       4,921          37       3.02          (8)         22          14
   Advances from FHLB          47,074         455       3.88      57,430         550       3.87         (96)          1         (95)
   Notes payable and other      9,668         174       7.18       8,660         107       4.96          14          52          66
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Total interest-
       bearing liabilities    528,761       4,525       3.43     528,320       3,265       2.48          78       1,182       1,260
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
Noninterest-bearing
  liabilities
   Noninterest-bearing
    deposits                   59,659                             63,049
   Other liabilities            4,843                              3,860
                           ----------                         ----------
     Total noninterest-
      bearing liabilities      64,502                             66,909
                           ----------                         ----------
   Stockholders' equity        65,449                             69,852
                           ----------                         ----------
   Total liabilities and
     stockholders' equity  $  658,712                         $  665,081
                           ==========                         ==========
   Net interest income
    (tax equivalent)                   $    5,078                         $    5,438             $     (154) $     (206) $     (360)
                                       ==========                         ==========             ==========  ==========  ==========
   Net interest income
     (tax equivalent) to
     total earning assets                               3.37%                              3.59%
                                                  ==========                         ==========
   Interest-bearing
     liabilities
     to earning assets          87.55%                             86.98%
                           ==========                         ==========

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(In Thousands, Except Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYSIS OF NET INTEREST INCOME


                                             For the Six Months Ended June 30,
                           --------------------------------------------------------------------
                                          2006                               2005
                           ---------------------------------  ---------------------------------
                                        Interest                           Interest                         Change Due To:
                             Average    Income/    Average     Average     Income/    Average    ----------------------------------
                             Balance    Expense     Rate       Balance     Expense     Rate        Volume       Rate        Net
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
ASSETS

Interest-earning assets
   Interest-earning
     deposits              $      231  $        7       6.11% $      143  $        3       4.23% $        2  $        2  $        4
   Securities (1)
     Taxable                  178,249       4,025       4.54     163,438       2,909       3.59         283         828       1,111
     Non-taxable (2)           18,173         645       7.17      22,186         790       7.18         (58)        (86)       (144)
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
       Total securities
        (tax equivalent)      196,422       4,663       4.79     185,624       3,696       4.02         225         742         967
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Federal funds sold         2,263          52       5.26       4,051          53       2.79         (32)         35           3
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Loans (3)(4)
       Commercial             115,016       4,042       7.09     119,533       3,866       6.53        (149)        325         176
       Real estate            284,405       9,820       6.96     277,207       8,517       6.20         228       1,075       1,303
       Installment and
        other                  11,173         526       9.49      19,169         865       9.10        (375)         36        (339)
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
         Gross loans
         (tax equivalent)     410,594      14,388       7.07     415,909      13,248       6.43        (296)      1,436       1,140
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
           Total interest-
            earning assets    609,510      19,117       6.32     605,727      17,003       5.66        (101)      2,215       2,114
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------

Noninterest-earning
  assets
   Cash and cash
     equivalents               18,126                             18,729
   Premises and
     equipment, net            13,791                             13,630
   Other assets                23,624                             23,919
                           ----------                         ----------
     Total nonearning
      assets                   55,541                             56,278
                           ----------                         ----------

       Total assets        $  665,051                         $  662,005
                           ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing
  liabilities
   NOW accounts            $   69,702  $      596       1.73% $   71,272  $      369       1.04% $       (8) $      236  $      228
   Money market accounts       54,305         709       2.63      58,554         448       1.54         (35)        296         261
   Savings deposits            37,790         122       0.65      43,661         113       0.52         (17)         26           9
   Time deposits              308,490       5,897       3.85     279,146       3,960       2.86         451       1,486       1,937
   Federal funds
     purchased and
     repurchase agreements      4,977         123       4.98       7,993         111       2.80         (52)         64          12
   Advances from FHLB          48,205         938       3.92      58,812       1,133       3.90        (202)          6        (196)
   Notes payable and other     10,356         340       6.62       8,102         188       4.68          61          91         152
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
     Total interest-
       bearing liabilities    533,825       8,725       3.30     527,540       6,322       2.42         198       2,205       2,403
                           ----------  ---------- ----------  ----------  ---------- ----------  ----------  ----------  ----------
Noninterest-bearing
  liabilities
   Noninterest-bearing
    deposits                   60,689                             60,211
   Other liabilities            4,903                              3,946
                           ----------                         ----------
     Total noninterest-
      bearing liabilities      65,592                             64,157
                           ----------                         ----------
   Stockholders' equity        65,634                             70,308
                           ----------                         ----------
   Total liabilities and
     stockholders' equity  $  665,051                         $  662,005
                           ==========                         ==========
   Net interest income
    (tax equivalent)                   $   10,392                         $   10,681             $     (299) $       10  $     (289)
                                       ==========                         ==========             ==========  ==========  ==========
   Net interest income
     (tax equivalent) to
     total earning assets                               3.44%                              3.56%
                                                  ==========                         ==========
   Interest-bearing
     liabilities
     to earning assets          87.58%                             87.09%
                           ==========                         ==========

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

         The Company recorded a negative provision of $300 to the allowance for loan losses for the second quarter of 2006 which is a decrease of $300 from the $0 recorded during the same period a year ago. A negative $1,100 provision for the loan losses was charged to operation expense for the six months ended June 30, 2006 which was a decrease of $1,200 from $100 recorded during the same period a year ago. The decrease in the provision was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. Nonperforming loans decreased $1,029 from $3,835 as of June 30, 2005 to $2,806 as of June 30, 2006. In
comparison to December 31, 2005, nonperforming loans decreased $1,198 from $4,004.

         Net charge-offs for the second quarter of 2006 were $358 compared with $789 for the comparable period in 2005. Annualized net charge-offs were 0.09% of average loans for the second quarter of 2006 compared with 0.19% of average loans for same period in 2005. Net charge-off for the six months ended June 30, 2006 were $414 compared with $673 for the comparable period in 2005. Annualized net charge-offs also decreased to 0.10% of average loans for the six months ended June 30, 2006 compared to 0.16% in the same period in 2005. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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
--------------------------------------------------------------------------------

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                     ----------------------------   ----------------------------
                                         2006            2005           2006            2005
                                     ------------    ------------   ------------    ------------
    Service charges                  $        495    $        525   $        935    $      1,008
    Trust income                              199             187            418             402
    Mortgage banking income                   281             364            527             704
    Insurance commissions and fees            414             472            793             893
    Bank owned life insurance                 137             135            277             269
    Securities gains (losses), net            (88)             --            (88)             --
    Gain on the sale of assets                 (9)              1             (9)              3
    Other income                              268             347            604             602
                                     ------------    ------------   ------------    ------------
                                     $      1,697    $      2,031   $      3,457    $      3,881
                                     ============    ============   ============    ============

         Noninterest income totaled $1,697 for the three months ended June 30, 2006, compared to $2,031 for the same period in 2005. Exclusive of the net gains on sale of assets and net securities gains for both periods, noninterest income equaled $1,794 for the three months ended June 30, 2006, compared to $2,030 for the same period in 2005. This represented a decrease of $236 or 11.6%. The quarter-over-quarter decrease was primarily attributable to a production level decrease in revenue generated from the mortgage banking division, lower brokerage and insurance revenue and losses related to investment activity.

         Noninterest income totaled $3,457 for the six months ended June 30, 2006, compared to $3,881 for the same time frame in 2005. Excluding all net gains on sale of assets and net securities gains for both periods, noninterest income decreased $324 or 8.4%. The change was largely reflective of the same items discussed regarding the second quarter.

     Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                        ---------------------------   ---------------------------
                                            2006           2005           2006           2005
                                        ------------   ------------   ------------   ------------
    Salaries and employee benefits      $      2,910   $      3,366   $      5,955   $      6,842
    Occupancy expense, net                       346            385            789            779
    Furniture and equipment expense              521            461          1,033            885
    Marketing                                     98            128            209            224
    Supplies and printing                         65             86            162            163
    Telephone                                    118            106            235            213
    Other real estate owned expense                2             29              8             34
    Amortization of intangible assets             43             43             87             87
    Other expenses                             1,026          1,023          1,985          1,946
                                        ------------   ------------   ------------   ------------
                                        $      5,129   $      5,627   $     10,463   $     11,173
                                        ============   ============   ============   ============

         Noninterest expense totaled $5,129 for the three months ended June 30, 2006, as compared to $5,627 for the same period in 2005. This represented a decrease of $498 or 8.9%. This improvement in noninterest expense was primarily due to the reduction of salary and benefit costs, and lower accounting and professional fees. These savings were offset by a modest increase in furniture and fixture expense.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         Noninterest expense totaled $10,463 for the six months ended June 30, 2006, decreasing by $710 or 6.4% from the same period in 2005. The change was largely reflective of the same items discussed regarding the second quarter.

     Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 30, 2006 and 2005.

                                        Three Months Ended              Six Months Ended
                                             June 30,                        June 30,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
Income before income taxes         $      1,819    $      1,684    $      4,228    $      2,973
Applicable income taxes                     525             302           1,288             627
Effective tax rates                        28.9%           17.9%           30.5%           21.1%

         The Company recorded an income tax expense of $525 and of $302 for the three months ended June 30, 2006 and 2005, respectively. Effective tax rates equaled 28.9% and 17.9% respectively, for such periods. During the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended returns outstanding from prior years. Excluding this refund, the effective tax rate would have been 32.8% for that period.

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

         The Company recorded income tax expense of $1,288 and $627 for the six months ended June 30, 2006 and 2005, respectively. Effective tax rates equaled 30.5% and 21.1% respectively, for such periods.

     Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended June 30, 2006 and 2005, respectively. The Company paid $104 in preferred stock dividends for the six months ended June 30, 2006 and 2005, respectively.

Interest Rate Sensitivity Management

         The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Bank depends, to a substantial extent, on "rate differentials," i.e., the differences between the income the Bank receives from loans,

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2006 and December 31, 2005, respectively:

                                                      June 30, 2006
                                   --------------------------------------------------
                                                   Net Interest Income
                                   --------------------------------------------------
                                   Amount                Change                Change
                                   ------                ------                ------
                                                 (Dollars in Thousands)
         +200 bp                $    23,116           $       347                1.52%
         +100 bp                     23,013                   244                1.07
          Base                       22,769                    --                  --
         -100 bp                     22,412                  (357)              (1.57)
         -200 bp                     21,339                (1,430)              (6.28)

         Based upon the Company's model at June 30, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $347 or 1.52%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $1,430 or 6.28%.

                                                    December 31, 2005
                                   --------------------------------------------------
                                                   Net Interest Income
                                   --------------------------------------------------
                                   Amount                Change                Change
                                   ------                ------                ------
                                                 (Dollars in Thousands)
         +200 bp                $    23,043           $       959                4.34%
         +100 bp                     22,629                   545                2.47
          Base                       22,084                    --                  --
         -100 bp                     21,314                  (770)              (3.49)
         -200 bp                     19,744                (2,340)             (10.59)

         Based upon the Company's model at December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $959 or 4.34%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,340 or 10.59%.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
Financial Condition

     General

         As of June 30, 2006, the Company had total assets of $656,831, total gross loans of $403,455, total deposits of $522,695 and total stockholders' equity of $65,304. Total assets decreased by $19,391 or 2.9% from year-end 2005. Total gross loans decreased by $14,070 or 3.4% from year-end 2005. Total deposits declined by $21,146 or 3.9% from year-end 2005.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                              2006                            2005
                                                     ----------------------    -----------------------------------
                                                      Jun 30,      Mar 31,      Dec 31,      Sept 30,     Jun 30,
                                                     ---------    ---------    ---------    ---------    ---------
Non-accrual loans                                    $   2,289    $   2,785    $   3,082    $   2,397    $   3,217
Loans 90 days past due and still accruing interest         517          567          922        1,329          618
                                                     ---------    ---------    ---------    ---------    ---------
     Total nonperforming loans                           2,806        3,352        4,004        3,726        3,835
Other real estate owned                                  1,390          536          203          194          669
                                                     ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets                      $   4,196    $   3,888    $   4,207    $   3,920    $   4,504
                                                     =========    =========    =========    =========    =========

Nonperforming loans to total end of period loans          0.70%        0.82%        0.96%        0.92%        0.95%
Nonperforming assets to total end of period loans         1.04         0.96         1.01         0.97         1.11
Nonperforming assets to total end of period assets        0.64         0.59         0.62         0.59         0.68

         The level of nonperforming loans at June 30, 2006 decreased to $2,806 versus the $4,004 that existed as of December 31, 2005 and from $3,835 at June 30, 2005. The level of nonperforming loans to total end of period loans was 0.70% at June 30, 2006, as compared to 0.96% at December 31, 2005 and 0.95% at June 30, 2005. The reserve coverage ratio (allowance to nonperforming loans) was reported at 244.05% as of June 30, 2006 as compared to 208.84% as of December 31, 2005 and 238.83% as of June 30, 2005.

         Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $1,218 at June 30, 2006, as compared to $6,857 at June 30, 2005 and $2,879 at December 31, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

     Allowance for Loan Losses

         At June 30, 2006, the allowance for loan losses was $6,848 or 1.70% of total loans as compared to $8,362 or 2.00% at December 31, 2005, and $9,159 or 2.26% at June 30, 2005. The decrease in the allowance was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         On a quarterly basis, management reviews the adequacy of the allowance for loan losses. Commercial credits are graded by the loan officers and the Loan Review function validates the officers' grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $5,907 from December 31, 2005 to June 30, 2006.

         During the first six months of 2006, the Company experienced net cash in flows of $3,931 in operating activities due to negative provision and net income and $16,854 in investing activities largely due to the decrease in net loans and securities. In contrast, net cash outflow of $14,878 in financing activities primarily due to a decrease in deposits and borrowed funds.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2006.

                                                                    Payments Due by Period
                                           ------------------------------------------------------------------------
                                             Within 1                                      After
Contractual Obligations                        Year         1-3 Years     4-5 Years       5 Years         Total
                                           ------------   ------------   ------------   ------------   ------------
Short-term debt                            $      8,824   $         --   $         --   $         --   $      8,824
Long-term debt                                       --            224             --             --            224
Certificates of Deposit                         233,681         70,547            618          2,526        307,372
Series B Mandatory redeemable
    Preferred stock                                  --            831             --             --            831
FHLB Advances                                    10,100         20,400         16,200             --         46,700
                                           ------------   ------------   ------------   ------------   ------------

    Total contractual cash obligations     $    252,605   $     92,002   $     16,818   $      2,526   $    363,951
                                           ============   ============   ============   ============   ============

                                                            Amount of Commitment Expiration per Period
                                           ------------------------------------------------------------------------
                                             Within 1                                       After
Off-Balance Sheet Financial Instruments        Year         1-3 Years      4-5 Years       5 Years        Total
                                           ------------   ------------   ------------   ------------   ------------

Lines of credit                            $     89,058   $      4,130   $      1,287   $     16,714   $    111,189
Standby letters of credit                         7,764            792             --             --          8,556
                                           ------------   ------------   ------------   ------------   ------------

    Total commercial commitments           $     96,822   $      4,922   $      1,287   $     16,714   $    119,745
                                           ============   ============   ============   ============   ============

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
         If the announced merger between UnionBancorp, Inc. and Centrue Financial Corporation (NASDAQ: TRUE) is terminated, UnionBancorp, Inc is required to fulfill the certain specified obligations to make certain payments to Centrue Financial Corporation as described below:

     o If the merger agreement is terminated by Centrue because UnionBancorp has not satisfied its conditions or the closing has not occurred by March 1, 2007 and UnionBancorp knowingly breached its covenants, agreements, representations or warranties under the merger agreement (unless such breach is a result of the failure by Centrue to perform and comply with any of its obligations) then, provided Centrue is in compliance with its obligations under the merger agreement, UnionBancorp must pay $2,700,000 to Centrue.

     o If the merger agreement is terminated by UnionBancorp or Centrue because UnionBancorp's stockholders fail to approve the merger (a "UnionBancorp Stockholder Termination"); then, provided Centrue is in compliance with its obligations under the merger agreement, UnionBancorp must pay $500,000 to Centrue.

     o In addition to the $500,000 payment described above (if any), if there is a UnionBancorp Stockholder Termination and, within twelve months after such UnionBancorp Stockholder Termination, UnionBancorp enters into an agreement with any party other than Centrue providing for the acquisition of UnionBancorp, then, provided Centrue was in compliance with its obligations under the merger agreement, UnionBancorp must pay $2,200,000 to Centrue.

     o If UnionBancorp terminates the merger agreement as a result of a Superior UnionBancorp Proposal, then UnionBancorp must pay $2,700,000 to Centrue.


Capital Resources

     Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2006 was $65,304, a decrease of $771 or 1.2%, from December 31, 2005. The decrease in stockholders' equity was the result of the dividends paid to shareholders and a decrease in accumulated other comprehensive income partially offset by net income for the period. Average quarterly equity as a percentage of average quarterly assets was 9.94% at June 30, 2006, compared to 10.39% at December 31, 2005. Book value per common share equaled $17.31 at June 30, 2006 compared to $17.23 at December 31, 2005.

     Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. On June 16, 2005, the Board of Directors amended the repurchase plan to enable the Company to acquire an additional 5% of its outstanding shares of common stock in the open market or in private transactions. On March 16, 2006, the Board of Directors approved an additional 5% stock repurchase program that begins when the existing plan is completed. Under the revised plan, the Company can repurchase approximately 188,000 shares of its outstanding shares of common stock. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------
outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the quarter ending June 30, 2006, no shares were repurchased and to date, the Company has repurchased 364,879 shares at a weighted average cost of $21.16.

     Capital Measurements

         The Company is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.4% and 13.7%, respectively, at June 30, 2006. The Company is currently, and expects to continue to be, in compliance with these guidelines.

         The following table sets forth an analysis of the Company's capital ratios:

                                                     December 31,           Minimum         Well
                                  June 30,     ------------------------     Capital      Capitalized
                                    2006          2005          2004        Ratios         Ratios
                                 ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital        $   61,130    $   60,546    $   63,347
Tier 2 risk-based capital             6,144         6,266         6,067
                                 ----------    ----------    ----------
Total capital                        67,274        66,812        69,414
Risk-weighted assets                491,503       501,342       485,325
Capital ratios
     Tier 1 risk-based capital         12.4%         12.1%         13.0%         4.00%         6.00%
     Tier 2 risk-based capital         13.7          13.3          14.3          8.00         10.00
     Leverage ratio                     9.4           9.0           9.5          4.00          5.00

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

         In June, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An interpretation of FASB No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 21 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion on page 28 under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2006.

      ================================================================================================================
                                                                           Total Number of
                                                                         Shares Purchased as      Maximum Number of
                                                                           Part of Publicly      Shares that May Yet
                              Total Number of     Average Price Paid      Announced Plans or     Be Purchased Under
      Period                 Shares Purchased          per Share               Programs         the Plans or Programs
      ================================================================================================================
      04/01/06 -                          --                     --                      --                   219,282
      04/30/06
      ================================================================================================================
      05/01/06 -                          --                     --                      --                   219,282
      05/31/06
      ================================================================================================================
      06/01/06 -                          --                     --                      --                   219,282
      06/30/06
      ================================================================================================================
      Total (1)                           --                     --                      --                   219,282
      ================================================================================================================

          (1) The Company did not repurchase any stock during the quarter ended June 30, 2006. The current repurchase program approved on March 23, 2006 provides for the repurchase by us of an additional 5% of the outstanding shares of our common stock. The expiration date of this program is September 23, 2007. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the April 25, 2006 annual meeting of stockholders, Robert J. Doty,
         I. J. Reinhardt, Jr. and Scott A. Yeoman were elected to serve as Class II directors until 2009. Continuing as Class III directors until 2007 are Dennis J. McDonnell, John A. Shinkle and Scott C. Sullivan. Continuing as Class I directors until 2008 are Richard J. Berry, Walter
         E. Breipohl, and John A. Trainor.

         There were 3,762,876 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                                      For            Withheld
                                                   ---------         --------
         Election of Directors
              Robert J. Doty                       3,455,405           8,317
              I. J. Reinhardt, Jr.                 3,456,405           7,317
              Scott A. Yeoman                      3,446,839          16,883

Item 5.  Other Information

         None.

Item 6.  Exhibits

         Exhibits:

         2.1 Agreement and Plan of Merger between UnionBancorp, Inc and Centrue Financial Corporation (incorporated by reference from current report on form 8-K filed on July 7, 2006).

         4.1 Amendment No. 1 to rights agreement (incorporated by reference from current report on form 8-K filed on July 7, 2006).

         10.1 UnionBancorp voting agreement (incorporated by reference from current report of form 8-K filed on July 7, 2006).

         10.2 Centrue voting agreement (incorporated by reference from current report of form 8-K filed on July 7, 2006).

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

         ----------------------

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



                                         UNIONBANCORP, INC.

Date: August 11, 2006                    By: /s/ SCOTT A. YEOMAN
                                             -----------------------------------
                                             Scott A. Yeoman
                                             President and Principal Executive
                                             Officer


Date: August 11, 2006                    By: /s/ KURT R. STEVENSON
                                             -----------------------------------
                                             Kurt R. Stevenson
                                             Senior Executive Vice President and
                                             Principal Financial and
                                             Accounting Officer