Form 10-Q
period 2006-09-30
UNIONBANCORP INC
filed 2006-11-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2006
                         Commission File Number: 0-28846


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares outstanding at November 13, 2006
  -----------------------------         ---------------------------------------
  Common Stock, Par Value $1.00                       3,756,351

================================================================================

                               UnionBancorp, Inc.
                                 Form 10-Q Index
                               September 30, 2006

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o        Unaudited Consolidated Balance Sheets.......................1

         o        Unaudited Consolidated Statements of Income and
                    Comprehensive Income .....................................2

         o        Unaudited Consolidated Statements of Cash Flows.............4

         o        Notes to Unaudited Consolidated Financial Statements........5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................15

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk.................................................32

Item 4.  Controls and Procedures ............................................32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................33

Item 1A. Risk Factors........................................................33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........33

Item 3.  Defaults Upon Senior Securities.....................................33

Item 4.  Submission of Matters to a Vote of Security Holders.................33

Item 5.  Other Information...................................................34

Item 6.  Exhibits............................................................34

SIGNATURES...................................................................36


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005 (In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------
                                                                                     September 30,   December 31,
                                                                                         2006            2005
                                                                                     ------------    ------------
ASSETS
Cash and cash equivalents                                                            $     20,051    $     24,358
Securities available-for-sale                                                             182,171         196,440
Loans                                                                                     407,015         417,525
Allowance for loan losses                                                                  (6,103)         (8,362)
                                                                                     ------------    ------------
      Net loans                                                                           400,912         409,163
Cash surrender value of life insurance                                                     15,928          15,498
Mortgage servicing rights                                                                   2,314           2,533
Premises and equipment, net                                                                13,826          13,908
Goodwill                                                                                    6,310           6,963
Intangible assets, net                                                                         44             533
Other real estate                                                                             859             203
Other assets                                                                                6,436           6,623
                                                                                     ------------    ------------

           Total assets                                                              $    648,851    $    676,222
                                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Deposits
           Non-interest-bearing                                                      $     56,564    $     57,832
           Interest-bearing                                                               470,354         486,009
                                                                                     ------------    ------------
                Total deposits                                                            526,918         543,841
      Federal funds purchased and securities sold
        under agreements to repurchase                                                      4,116             612
      Advances from the Federal Home Loan Bank                                             36,700          50,000
      Notes payable                                                                         8,301           9,468
      Series B mandatory redeemable preferred stock                                           831             831
      Other liabilities                                                                     4,672           5,395
                                                                                     ------------    ------------
           Total liabilities                                                              581,538         610,147
                                                                                     ------------    ------------

Stockholders' equity
      Preferred stock; 200,000 shares authorized; none issued                                  --              --
      Series A convertible preferred stock; 2,765 shares authorized, 2,762.24
           shares outstanding (aggregate liquidation preference of $2,762)                    500             500
      Series C preferred stock; 4,500 shares authorized; none issued                           --              --
      Common stock, $1 par value; 10,000,000 shares authorized;
           4,697,993 shares issued at September 30, 2006 and
           4,684,393 shares issued at December 31, 2005                                     4,698           4,684
      Additional paid-in capital                                                           23,417          23,167
      Retained earnings                                                                    51,510          48,837
      Accumulated other comprehensive income                                                   34              95
                                                                                     ------------    ------------
                                                                                           80,159          77,283
      Treasury stock, at cost; 955,142 shares at September 30, 2006
           and 877,517 at December 31, 2005                                               (12,846)        (11,208)
                                                                                     ------------    ------------
                Total stockholders' equity                                                 67,313          66,075
                                                                                     ------------    ------------

                Total liabilities and stockholders' equity                           $    648,851    $    676,222
                                                                                     ============    ============

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2006 and 2005 (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended               Nine Months Ended
                                                              September 30                    September 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Interest income
    Loans                                             $      7,444    $      6,874    $     21,793    $     20,075
    Securities
        Taxable                                              2,065           1,587           6,083           4,493
        Exempt from federal income taxes                       218             241             644             762
    Federal funds sold and other                                75              18             141              77
                                                      ------------    ------------    ------------    ------------
        Total interest income                                9,802           8,720          28,661          25,407
Interest expense
    Deposits                                                 4,128           2,832          11,452           7,722
    Federal funds purchased and securities sold
      under agreements to repurchase                            69              44             192             155
    Advances from the Federal Home Loan Bank                   363             486           1,300           1,619
    Series B mandatory redeemable preferred stock               12              12              37              37
    Notes payable                                              156             128             468             287
                                                      ------------    ------------    ------------    ------------
        Total interest expense                               4,728           3,502          13,449           9,820
                                                      ------------    ------------    ------------    ------------
Net interest income                                          5,074           5,218          15,212          15,587
Provision (credit) for loan losses                            (200)             50          (1,300)            150
                                                      ------------    ------------    ------------    ------------
Net interest income after
    provision for loan losses                                5,274           5,168          16,512          15,437
Noninterest income
    Service charges                                            476             490           1,411           1,498
    Trust income                                               202             193             620             595
    Mortgage banking income                                    240             357             767           1,061
    Brokerage commissions and fees                              87             236             260             439
    Banked owned life insurance                                153             138             430             407
    Securities gains, net                                       --              --             (88)             --
    Gain on sale of assets, net                                 (1)             --              (2)              3
    Other income                                               324             288             927             890
                                                      ------------    ------------    ------------    ------------
                                                             1,481           1,702           4,325           4,893
Noninterest expenses
    Salaries and employee benefits                           2,630           3,098           8,035           9,307
    Occupancy expense, net                                     356             386           1,110           1,120
    Furniture and equipment expense                            515             497           1,508           1,339
    Marketing                                                   88             115             294             337
    Supplies and printing                                       71              80             230             238
    Telephone                                                  104             112             339             321
    Other real estate owned expense                              2              12              10              46
    Amortization of intangible assets                           11              30              71              90
    Other expenses                                             814           1,017           2,754           2,906
                                                      ------------    ------------    ------------    ------------
                                                             4,591           5,347          14,351          15,704
                                                      ------------    ------------    ------------    ------------
Income from continuing operations
    before income taxes                                      2,164           1,523           6,486           4,626
Income taxes                                                   658             405           1,983           1,076
                                                      ------------    ------------    ------------    ------------
Income from continuing operations                            1,506           1,118           4,503           3,550

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2006 and 2005 (In Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------

Discontinued Operations:
Loss from operations of discontinued insurance
      unit (including loss on disposal
      of $355 in 2006)                                        (440)            (93)           (534)           (223)
Income tax benefit                                            (170)            (36)           (207)            (80)
                                                      ------------    ------------    ------------    ------------
Loss on discontinued operations                               (270)            (57)           (327)           (143)
                                                      ------------    ------------    ------------    ------------
  Net Income                                          $      1,236    $      1,061    $      4,176    $      3,407
                                                      ============    ============    ============    ============
Preferred stock dividends                                       52              52             156             156
                                                      ------------    ------------    ------------    ------------
Net income for common stockholders                    $      1,184    $      1,009    $      4,020    $      3,251
                                                      ============    ============    ============    ============
Basic earnings per common share
  from continuing operations                          $       0.39    $       0.27    $       1.16    $       0.85
                                                      ============    ============    ============    ============
Basic earnings per common share
  from discontinued operations                        $      (0.07)   $      (0.01)   $      (0.09)   $      (0.04)
                                                      ============    ============    ============    ============
Basic earnings per common share                       $       0.32    $       0.26    $       1.07    $       0.81
                                                      ============    ============    ============    ============
Diluted earnings per common share
  from continuing operations                          $       0.38    $       0.26    $       1.14    $       0.84
                                                      ============    ============    ============    ============
Diluted earnings per common share
  From discontinued operations                        $      (0.07)   $      (0.01)   $      (0.08)   $      (0.04)
                                                      ============    ============    ============    ============
Diluted earnings per common share                     $       0.31    $       0.25    $       1.06    $       0.80
                                                      ============    ============    ============    ============

Total comprehensive income                            $      2,476    $        891    $      4,115    $      2,951
                                                      ============    ============    ============    ============

See Accompanying Notes to Unaudited Financial Statements


UNIONBANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005 (In Thousands)
------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
Cash flows from operating activities
Net income                                                                $      4,176    $      3,407
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation                                                             1,412           1,349
        Amortization of intangible assets                                           71              90
        Amortization of mortgage servicing rights                                  219             165
        Amortization of bond premiums, net                                         328             864
        Stock option expense                                                       103              --
        Federal Home Loan Bank stock dividend                                      (47)           (109)
        Provision (credit) for loan losses                                      (1,300)            150
        Provision for deferred income taxes                                       (310)            292
        Net change in BOLI                                                        (430)           (407)
        Net change in OREO                                                           2            (301)
        (Gain) loss on sale of assets                                                7              (4)
        Loss on sale of securities                                                  88              --
        Gain on sale of loans                                                     (511)           (831)
        Gain on sale of real estate acquired in settlement of loans                (32)            (22)
        Proceeds from sales of loans held for sale                              38,239          43,876
        Origination of loans held for sale                                     (38,387)        (44,547)
        Change in assets and liabilities
            Decrease (Increase) in other assets                                    439            (260)
            Increase in other liabilities                                         (563)           (190)
                                                                          ------------    ------------
                Net cash provided by operating activities                        3,504           3,631
Cash flows from investing activities
    Securities available-for-sale
        Proceeds from maturities and paydowns                                   30,634          42,149
        Proceeds from sales                                                     15,515              --
        Purchases                                                              (33,400)        (49,677)
    Redemption of FHLB stock                                                     1,079              --
    Purchase of loans                                                          (19,513)         (3,275)
    Net decrease in loans                                                       28,418          16,779
    Purchase of premises and equipment                                          (1,169)         (2,008)
    Cash paid to assume deposits, net of cash received on sale of branch        (6,054)             --
    Sale of insurance unit                                                         856              --
    Proceeds from sale of real estate acquired in settlement of loans              681             549
                                                                          ------------    ------------
                Net cash provided by investing activities                       17,047           4,517
Cash flows from financing activities
    Net increase (decrease) in deposits                                        (10,915)         10,466
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                         3,504          (6,980)
    Payments on notes payable                                                   (2,567)         (1,064)
    Proceeds from notes payable                                                  1,400           4,540
    Net increase in other borrowed funds                                            --              11
    Net decrease in advances from the Federal Home Loan Bank                   (13,300)         (8,800)
    Dividends on common stock                                                   (1,346)         (1,302)
    Dividends on preferred stock                                                  (156)           (156)
    Proceeds from exercise of stock options                                        160             486
    Purchase of treasury stock                                                  (1,638)         (4,563)
                                                                          ------------    ------------
            Net cash used by financing activities                              (24,858)         (7,373)
                                                                          ------------    ------------
Net decrease in cash and cash equivalents                                       (4,307)            775

Cash and cash equivalents
    Beginning of period                                                         24,358          22,802
                                                                          ------------    ------------
    End of period                                                         $     20,051    $     23,577
                                                                          ============    ============
Supplemental disclosures of cash flow information
    Cash payments for
        Interest                                                          $     13,900    $      9,981
        Income taxes                                                             1,372           1,025
    Transfers from loans to other real estate owned                              1,307             310

See Accompanying Notes to Unaudited Financial Statements

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited interim consolidated financial statements of UnionBancorp, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The annualized results of operations during the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. All financial information is in thousands (000's), except per share data.

         The consolidated financial statements have been restated to report the results of the Company's Insurance unit of the Wealth Management segment as a discontinued operation as described in Note 8.

Note 2.  Earnings Per Share

         Basic earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

Basic Earnings Per Common Share

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net Income from continuing operations
    available to common shareholders             $      1,454    $      1,066    $      4,347    $      3,394
Net loss from discontinued operations
    available to common shareholders             $       (270)   $        (57)   $       (327)   $       (143)
                                                 ------------    ------------    ------------    ------------
Net Income
    available to common shareholders             $      1,184    $      1,009    $      4,020    $      3,251

Weighted average common shares outstanding              3,743           3,895           3,757           3,979
                                                 ------------    ------------    ------------    ------------

Basic Earnings Per Common Share
    from continuing operations                   $       0.39    $       0.27    $       1.16    $       0.85
                                                 ============    ============    ============    ============
Basic Earnings Per Common Share
    from discontinued operations                 $      (0.07)   $      (0.01)   $      (0.09)   $      (0.04)
                                                 ============    ============    ============    ============
Basic Earnings Per Common Share                  $       0.32    $       0.26    $       1.07    $       0.81
                                                 ============    ============    ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Diluted Earnings Per Common Share

Weighted average common shares outstanding              3,743           3,895           3,757           3,979
Add: dilutive effect of assumed exercised
    stock options                                          40              64              44              61
                                                 ------------    ------------    ------------    ------------
Weighted average common and dilutive
    Potential shares outstanding                        3,783           3,959           3,801           4,040
                                                 ============    ============    ============    ============

Diluted Earnings Per Common Share
    from continuing operations                   $       0.38    $       0.26    $       1.14    $       0.84
                                                 ============    ============    ============    ============
Diluted Earnings Per Common Share
    from discontinued operations                 $      (0.07)   $      (0.01)   $      (0.08)   $      (0.04)
                                                 ============    ============    ============    ============
Diluted Earnings Per Common Share                $       0.31    $       0.25    $       1.06    $       0.80
                                                 ============    ============    ============    ============

         There were approximately 60,000 and 40,000 options outstanding at September 30, 2006 and 2005, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

Note 3.  Securities

         The Company's consolidated securities portfolio, which represented 30.8% of the Company's 2006 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. Securities classified as available-for-sale, carried at fair value, were $182,171 at September 30, 2006 compared to $196,440 at December 31, 2005. The Company does not have any securities classified as trading or held-to-maturity.

         The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2006 and December 31, 2005, respectively:

                                                               September 30, 2006
                                                 --------------------------------------------
                                                                     Gross          Gross
                                                    Fair           Unrealized     Unrealized
                                                    Value            Gains          Losses
                                                 ------------    ------------    ------------
U.S. government agencies                         $     46,984    $        186    $       (288)
States and political subdivisions                      19,604             311             (24)
U.S. government mortgage-backed securities             67,575             285            (508)
Collateralized mortgage obligations                    23,737              48             (97)
Equity securities                                      17,452             140              --
Corporate                                               6,819              17             (13)
                                                 ------------    ------------    ------------

                                                 $    182,171    $        987    $       (930)
                                                 ============    ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                December 31, 2005
                                                 --------------------------------------------
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
                                                 ============    ============    ============

Note 4.  Loans and Allowance for Loan Losses

         The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from which deposits are garnered in the same market areas. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. The following table describes the composition of loans by major categories outstanding as of September 30, 2006 and December 31, 2005, respectively:

                                       September 30, 2006              December 31, 2005
                                 ----------------------------    ----------------------------
                                       $               %               $               %
                                 ------------    ------------    ------------    ------------
Commercial                       $     91,921           22.58%   $     91,537           21.92%
Agricultural                           21,718            5.34          26,694            6.39
Real estate:
    Commercial mortgages              117,602           28.89         126,503           30.31
    Construction                       86,085           21.15          68,508           16.41
    Agricultural                       25,525            6.27          33,033            7.91
    1-4 family mortgages               55,761           13.70          57,920           13.87
Installment                             8,090            1.99          12,747            3.05
Other                                     313            0.08             583            0.14
                                 ------------    ------------    ------------    ------------
Total loans                           407,015          100.00%        417,525          100.00%
                                                                 ============    ============
Allowance for loan losses              (6,103)                         (8,362)
                                 ------------                   ------------

    Loans, net                   $    400,912                   $    409,163
                                 ============                   ============


The following table presents data on impaired loans:

                                                                 September 30,   December 31,
                                                                     2006            2005
                                                                 ------------    ------------
    Impaired loans for which an allowance has been provided      $      6,034    $     12,585
    Impaired loans for which no allowance has been provided             2,804             563
                                                                 ------------    ------------

    Total loans determined to be impaired                        $      8,838    $     13,148
                                                                 ============    ============

    Allowance for loan loss for impaired loans included
       in the allowance for loan losses                          $      1,956    $      3,913
                                                                 ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4.  Loans and Allowance For Loan Losses (Continued)

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 are summarized below:

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Beginning balance                                $      6,848    $      9,159    $      8,362    $      9,732

Charge-offs:
    Commercial                                            249            (208)            472             256
    Real estate mortgages                                 378           1,004             860           1,429
    Installment and other loans                             4              15              77             294
                                                 ------------    ------------    ------------    ------------
        Total charge-offs                                 631             811           1,409           1,979
                                                 ------------    ------------    ------------    ------------

Recoveries:
    Commercial                                             24              32             159             334
    Real estate mortgages                                  46              36             255             174
    Installment and other loans                            16              27              36              82
                                                 ------------    ------------    ------------    ------------
        Total recoveries                                   86              95             450             590
                                                 ------------    ------------    ------------    ------------

Net charge-offs                                           545             716             959           1,389
                                                 ------------    ------------    ------------    ------------

Provision (credit) for loan losses                       (200)             50          (1,300)            150
                                                 ------------    ------------    ------------    ------------

Ending balance                                   $      6,103    $      8,493    $      6,103    $      8,493
                                                 ============    ============    ============    ============

Period end total loans, net of
  unearned interest                              $    407,015    $    405,884    $    407,015    $    405,884
                                                 ============    ============    ============    ============


Average loans                                    $    403,049    $    409,545    $    408,175    $    413,904
                                                 ============    ============    ============    ============

Ratio of net charge-offs to
    average loans                                        0.14%           0.17%           0.23%           0.34%
Ratio of provision for loan losses
    to average loans                                    (0.05)%          0.01%          (0.32)%          0.04%
Ratio of allowance for loan losses
    to ending total loans                                1.50%           2.09%           1.50%           2.09%
Ratio of allowance for loan losses
    to total nonperforming loans                       189.48%         227.94%         189.48%         227.94%
Ratio of allowance at end of period
    to average loans                                     1.51%           2.07%           1.50%           2.05%

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

In April 2003, the Company adopted the UnionBancorp 2003 Stock Option Plan ("the 2003 Option Plan"). Under the 2003 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 2003 Option Plan's administrative committee. Pursuant to the 2003 Option Plan, 200,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 92,500 shares available to grant under this plan.

A summary of the status of the option plans as of September 30, 2006, and changes during the quarter ended on those dates is presented below:

                                                       September 30, 2006
                                                 ----------------------------
                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                    Shares         Price
                                                 ------------    ------------
         Outstanding at beginning
           of quarter                                 266,364    $      16.11
         Granted                                       17,500           19.60
         Exercised                                        100           16.07
         Forfeited                                         --              --
                                                 ------------    ------------

         Outstanding at end of quarter                283,764    $      16.33
                                                 ============    ============

         Options exercisable at quarter end           174,133    $      14.07
                                                 ============    ============

         Weighted-average fair
             value of options granted
              during the quarter                                 $      19.60
                                                                 ============

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5.  Stock Option Plans (Continued)

Options outstanding at September 30, 2006 and December 31, 2005 were as follows:

                                                           September 30, 2006
                                                Outstanding                 Exercisable
                                         --------------------------   ----------------------
                                                          Weighted
                                                           Average                  Weighted
                                                          Remaining                 Average
         Range of                                        Contractual                Exercise
      Exercise Prices                      Number           Life        Number       Price
    ------------------                   ----------      ----------   ---------   ----------
    $  7.25  - $  9.75                        9,000       0.4 years       9,000   $     9.75
      11.25  -   13.00                       59,681       3.7 years      59,681        11.64
      13.88  -   18.50                      112,583       4.3 years      94,452        14.92
      19.60  -   23.29                      102,500       8.6 years      12,000        22.78
                                         ----------      ----------   ---------   ----------

                                            283,764       5.6 years     174,133   $    14.07
                                         ==========      ==========   =========   ==========


                                                           December 31, 2005
                                                Outstanding                 Exercisable
                                         --------------------------   ----------------------
                                                          Weighted
                                                           Average                  Weighted
                                                          Remaining                 Average
         Range of                                        Contractual                Exercise
      Exercise Prices                      Number           Life        Number       Price
    ------------------                   ----------      ----------   ---------   ----------
    $  7.25  - $  9.75                       22,300       0.7 years      22,300   $     8.69
      11.25  -   13.00                       62,681       4.5 years      54,855        11.63
      13.88  -   18.50                      126,694       5.0 years      98,356        15.04
      20.30  -   23.29                       90,000       9.2 years      12,000        22.78
                                         ----------      ----------   ---------   ----------

                                            301,675       5.8 years     187,511   $    13.78
                                         ==========      ==========   =========   ==========

         The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the third quarter of 2006 and 2005 was $310 and $375. The company recorded $103 in stock compensation expense during the nine months ended September 30, 2006 to salaries and employee benefits.

         The fair value of each stock option granted is estimated using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the options is bases on the U. S. Treasury yield curves in effect at the time of grant. There were 17,500 of grants issued during the nine months ended September 30, 2006 and no grants were issued for the nine months ended September 30, 2005.

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

         Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

                         Year                           Expense
             ------------------------------           ------------
             October, 2006 - December, 2006           $         34
             2007                                               67
             2008                                               47
             2009                                               28
                                                      ------------
             Total                                    $        176
                                                      ============

         The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of September 30, 2005:

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                          2005                2005
                                                      ------------        ------------
Net income as reported
    for common stockholders                           $      1,009        $      3,251
Deduct: stock-based compensation expense
    determined under fair value based method                    27                  81
                                                      ------------        ------------

Pro forma net income                                  $        982        $      3,170
                                                      ============        ============

Basic earnings
    per common share as reported                      $       0.26        $       0.82
Pro forma basic earnings
    per common share                                  $       0.25        $       0.80
Diluted earnings
    per common share as reported                      $       0.25        $       0.80
Pro forma diluted earnings
    per common share                                  $       0.25        $       0.78

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

Note 7.  Segment Information

         The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and operations & other. Loans, and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage and trust services generate the revenue in the wealth management segment (formerly known as the Financial Services segment); and holding company services and discontinued operations associated with the sale of the insurance segment generate the revenue in the operations & other segment. With the sale of the Insurance unit, the results for Insurance were reclassified into the Operations & Other segment from the Financial Services segment (which is now referred to as Wealth Management).

         The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1 on page 4. Segment performance is evaluated using net income. Information reported internally for performance assessment follows.

                                                                     Three Months Ended
                                       ---------------------------------------------------------------------------------
                                                                     September 30, 2006
                                       ---------------------------------------------------------------------------------
                                         Retail       Commercial    Treasury        Wealth        Other     Consolidated
                                         Segment       Segment       Segment      Management    Operations     Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Net interest income (loss)             $     1,909   $     3,217   $       126   $        50   $      (228)  $     5,074
      Other revenue                            883           126            --           290            94         1,393
      Other expense                          1,306           584            61           323         2,164         4,438
Noncash items
      Depreciation                             225             2            --            17           237           481
Provision for loan losses                      300          (500)           --            --            --          (200)
      Other intangibles                         --            --            --             1            23            24
Net allocations                                740         1,193           158           214        (2,305)           --
Income tax expense                              87           641          (101)          (30)         (109)          488
      Segment profit (loss)                    134         1,423             8          (185)         (144)        1,236
Goodwill                                     2,512         2,631            --         1,167            --         6,310
Segment assets                              93,948       329,836       197,225         2,132        25,710       648,851


                                                                     Three Months Ended
                                       ---------------------------------------------------------------------------------
                                                                     September 30, 2005
                                       ---------------------------------------------------------------------------------
                                         Retail       Commercial    Treasury        Wealth        Other     Consolidated
                                         Segment       Segment       Segment      Management    Operations     Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Net interest income (loss)             $     1,914   $     3,310   $        50   $        19   $       (75)  $     5,218
      Other revenue                          1,024            96            --           430           464         2,014
      Other expense                          1,675           821            57           399         2,287         5,239
Noncash items
      Depreciation                             221             2            --             1           246           470
      Provision for loan losses                 40            10            --            --            --            50
      Other intangibles                         --            --            --             1            42            43
Net allocations                                850         1,163           140           235        (2,388)           --
Income tax expense                              53           434          (123)          (54)           59           369
      Segment profit (loss)                     99           976           (24)         (133)          143         1,061
Goodwill                                     2,512         2,631            --         1,820            --         6,963
Segment assets                             106,675       317,766       209,040         4,350        23,472       661,303

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                       ---------------------------------------------------------------------------------
                                                                     September 30, 2006
                                       ---------------------------------------------------------------------------------
                                         Retail       Commercial    Treasury        Wealth        Other     Consolidated
                                         Segment       Segment       Segment      Management    Operations     Total
                                       -----------   -----------   -----------   -----------   -----------   -----------


Net interest income (loss)             $     5,817   $     9,606   $       342   $       159   $      (712)  $    15,212
      Other revenue                          2,641           347           (88)          876         1,081         4,857
      Other expense                          4,242         1,751           192         1,057         6,652        13,894
Noncash items
      Depreciation                             668             8            --            54           682         1,412
      Provision for loan losses                325        (1,625)           --            --            --        (1,300)
      Other intangibles                         --            --            --             4           107           111
Net allocations                              2,211         3,662           476           680        (7,029)           --
Income tax expense                             351         2,030          (353)         (208)          (44)        1,776
      Segment profit (loss)                    661         4,127           (61)         (552)            1         4,176
Goodwill                                     2,512         2,631            --         1,167            --         6,310
Segment assets                              93,948       329,836       197,225         2,132        25,710       648,851


                                                                    Nine Months Ended
                                       ---------------------------------------------------------------------------------
                                                                    September 30, 2005
                                       ---------------------------------------------------------------------------------
                                         Retail       Commercial    Treasury        Wealth        Other     Consolidated
                                         Segment       Segment       Segment      Management    Operations     Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Net interest income (loss)             $     5,534   $     9,728   $       227   $        41   $        45   $    15,587
      Other revenue                          3,000           322            --         1,030         1,543         5,895
      Other expense                          4,863         2,521           174           996         6,920        15,474
Noncash items
      Depreciation                             675             8            --            61           581         1,325
      Provision for loan losses                330          (180)           --            --            --           150
      Other intangibles                         --            --            --            45            85           130
Net allocations                              2,391         3,373           371           589        (6,724)           --
Income tax expense                              88         1,194          (318)         (172)          364           996
      Segment profit (loss)                    187         3,134            --          (448)          534         3,407
Goodwill                                     2,512         2,631            --         1,820            --         6,963
Segment assets                             106,675       317,766       209,040         4,350        23,472       661,303

Note 8. -- Discontinued Operations

         The Company sold the Insurance unit of their Wealth Management segment to the Phoenix Group for $1.2 million and the deal closed on September 29, 2006. The sale price is subject to final adjustments until December 28, 2006. The Company and Phoenix Group have until this date to evaluate any accounts receivable balances that are ninety days or more past due as of the date of the sale that is not collected in full within ninety days, at the sole discretion of the Phoenix Group, is subject to repurchase by the Company. The Company does not anticipate any significant changes at this time.

         In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance division are reflected in the Company's statements of income for the three and nine months ended September 30, 2006 and 2005 as "discontinued operations." The loss on the sale of the insurance unit of $355 thousand and related tax benefit of $138 thousand are included in discontinued operations for the three and nine months ended September 30, 2006. Additionally, approximately $1,030 of goodwill and intangibles attributed to the Insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

UNIONBANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8. -- Discontinued Operations (Continued)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net Interest Income                              $          0    $         (0)   $          0    $          0
Noninterest Income                                        (88)            312             532           1,002
Noninterest Expense                                       352             405           1,066           1,225
                                                 ------------    ------------    ------------    ------------
Loss from discontinued operations
    before income taxes                                  (440)            (93)           (534)           (223)
Benefit for taxes                                        (170)            (36)           (207)            (80)
                                                 ------------    ------------    ------------    ------------

Net Income (loss) from discontinued operations           (270)            (57)           (327)           (143)
                                                 ============    ============    ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following discussion provides an analysis of the Company's results of operations and financial condition for the three and nine months ended September 30, 2006 as compared to the same period in 2005. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2005 Annual Report on Form 10-K. Annualized results of operations during the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year of 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except per share data.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," "planned" or "potential" or similar expressions. The Company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for wealth management services in the Company's market areas; the Company's implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Third Quarter Highlights

     o On June 30, 2006, UnionBancorp, Inc. and Centrue Financial Corporation (NASDAQ: TRUE) announced that they have signed a definitive agreement to join forces in a merger of equals transaction. Under the terms of the agreement, Centrue shareholders will receive shares of UnionBancorp common stock, using a fixed exchange ratio of 1.2 shares of UnionBancorp common stock for each share of Centrue common stock outstanding. The combined company will adopt the Centrue name and change its stock market ticker symbol to TRUE. The merger is subject to approval by UnionBancorp's and Centrue's stockholders and banking regulators and other customary conditions. The transaction is expected to be completed in mid-November, 2006.

     o Diluted earnings per share increased 24.0% compared to the third quarter of 2005 and decreased 6.1% as compared to second quarter 2006 levels.

     o The Company's earnings were positively impacted by a $200 negative provision for loan losses largely based on continued improvements in the quality of the loan portfolio.

     o During the quarter, the Company sold its Insurance unit to a third party.

     o The net interest margin decreased to 3.49% during the third quarter of 2006 as compared with 3.53% for the same period in 2005 due largely to the flat yield curve and intense competition for deposits and loans.

     o The loan portfolio decreased to $407.0 million as compared to $417.5 million at December 31, 2005.

     o The level of nonperforming loans to end of period loans totaled 0.79% as of September 30, 2006 compared to 0.92% at September 30, 2005 and 0.96% on December 31, 2005.

     o Net charge-offs for the third quarter of 2006 were 0.14% of average loans as compared to 0.17% for the same period 2005.

     o The Company's Board of Directors approved the payment of a $0.12 quarterly cash dividend on the Company's common stock, marking the 86th consecutive quarter of dividends paid to stockholders.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Results of Operations

      Net Income

         Income from continuing operations equaled $1,506 or $0.38 per diluted share for the three months ended September 30, 2006 compared to $1,118 or $0.26 per diluted share earned for same period in 2005. The Company recorded a net loss of ($270) or ($0.07) per diluted share from discontinued operations related to the recent sale of the insurance group. Net income for the period was $1,184 or $0.31 per diluted share as compared to $1,009 or $0.25 per diluted share for the same period in 2005.

         For the nine months ended September 30, 2006, net income equaled $4,020 or $1.06 per diluted share compared to $3,251 or $0.80 per diluted share earned in the same period during 2005. During this period, the Company reported a net loss of ($327) or ($0.08) per diluted share related to the discontinued operations for the insurance group as compared to a net loss of ($143) or ($0.04) per diluted share for the same period in 2005. For continuing operations, the Company reported results of $4,503 or $1.14 per diluted share as compared with earnings of $3,550 or $0.84 per diluted share for the same period.

         The Company's quarterly results from continuing operations were positively impacted by a negative provision of $200 to the allowance for loan losses. This action was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. Additionally, quarterly earnings were assisted by continued management of noninterest expense levels which led to decreased expense levels, and fewer FTE's drove salary and benefit costs lower and lower accounting and professional fees. These items were partially offset by increased interest expense due to higher rates and an adverse shift in the deposit base from lower paying core deposit accounts to higher paying time deposit accounts. Also contributing to the change in earnings were decreases in revenue generated from the mortgage banking division and brokerage product lines due to lower production volumes.

         Return on average assets was 0.76% for the third quarter of 2006 compared to 0.64% for the same period in 2005. Return on average assets was 0.85% for the nine month period ended September 30, 2006 compared to 0.69% for the same period in 2005.

         Return on average stockholders' equity was 7.32% for the third quarter of 2006 compared to 6.18% for the same period in 2005. Return on average stockholder's equity was 8.43% for the nine month period ended September 30, 2006 compared to 6.55% for the same period in 2005.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         Net interest income, on a tax equivalent basis, was $5,206 for the three months ended September 30, 2006, compared with $5,365 earned during the same three-month period in 2005. This represented a decrease of $159 or 3.0% from the prior year period. The change in net interest income is attributable to the increase in interest expense paid on interest bearing liabilities totaling $1,226 partially offset by an increase in interest income earned on interest earning assets totaling $1,067.

         The $1,067 increase in interest income resulted from an increase of $1,218 due to rate partially offset by a decrease of $151 due to volume. The majority of the change in interest income was related to the increases in rates experienced from the loan and investment portfolios. The volume within the security and loan portfolios were lower for the third quarter of 2006 as compared to the same period in 2005.

         The $1,226 increase in interest expense resulted from increases of $1,213 associated with rate and $13 associated with volume. The majority of the change was attributable to a 98 basis point increase overall in rates paid on the deposit portfolio. Specifically, the rates for time deposit products increased by 102 basis points. There was an increase in rates paid on money market accounts of 102 basis points. Also, the rates paid on NOW accounts increased by 52 basis points.

         The net interest margin decreased 4 basis points to 3.49% in the third quarter 2006 as compared with 3.53% for the same period in 2005. The expectation of a flat yield curve is likely to maintain pressure on margins for the remainder of 2006.

         Net interest income, on a tax equivalent basis, for the nine months ended September 30, 2006 totaled $15,602, representing a decrease of $447 or 2.8% compared to the $16,049 earned during the same period in 2005. Net interest income decreased largely due to the increase in interest expense paid on interest bearing liabilities totaling $3,628 exceeding the increase in the interest income earned on interest-earning assets totaling $3,181. The net interest margin for the first nine months of 2006 decreased 9 basis points to 3.46% compared to 3.55% for the same period in 2005.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                               For the Three Months Ended September 30,
                                   --------------------------------------------------------------
                                                 2006                          2005
                                   ------------------------------   -----------------------------
                                               Interest                         Interest                     Change Due To:
                                   Average     Income/    Average   Average     Income/    Average   ------------------------------
                                   Balance     Expense     Rate     Balance     Expense     Rate     Volume      Rate        Net
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
ASSETS

Interest-earning assets
 Interest-earning deposits         $    177    $      4      8.97%  $    211    $      2      3.76%  $   --    $      2    $      2
 Securities (1)
    Taxable                         163,762       2,066      5.01    170,696       1,587      3.69      (67)        545         478
    Non-taxable (2)                  19,123         330      6.85     20,433         366      7.09      (21)        (14)        (35)
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
      Total securities
       (tax equivalent)             182,885       2,396      5.20    191,129       1,953      4.05      (88)        531         443
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
    Federal funds sold                5,678          71      4.96      1,850          16      3.43       45          10          55
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
    Loans (3)(4)
      Commercial                    108,754       2,067      7.54    116,435       2,018      6.79     (146)        195          49
      Real estate                   285,091       5,184      7.21    277,104       4,500      6.44      133         551         684
      Installment and other           9,009         212      9.34     15,688         378      9.56      (95)        (71)       (166)
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
        Gross loans
         (tax equivalent)           402,854       7,463      7.35    409,227       6,896      6.69     (108)        675         567
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
          Total interest-
            earning assets          591,594       9,934      6.66    602,417       8,867      5.84     (151)      1,218       1,067
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
Noninterest-earning assets
 Cash and cash equivalents           17,226                           20,973
 Premises and equipment, net         13,730                           13,881
 Other assets                        25,777                           22,650
                                   --------                         --------
    Total nonearning assets          56,733                           57,504
                                   --------                         --------

      Total assets                 $648,327                         $659,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                      $ 69,124    $    332      1.91%  $ 71,893    $    266      1.39%  $  (26)   $     92    $     66
 Money market accounts               53,283         397      2.96     59,913         293      1.94      (35)        139         104
 Savings deposits                    34,657          65      0.74     41,521          48      0.46       (9)         26          17
 Time deposits                      307,100       3,334      4.31    283,165       2,225      3.12      201         908       1,109
 Federal funds purchased and
   repurchase agreements              5,317          69      5.15      5,055          44      3.45        2          23          25
 Advances from FHLB                  38,820         363      3.71     49,763         486      3.87     (104)        (19)       (123)
 Notes payable and other              9,489         168      7.02     10,621         140      5.23      (16)         44          28
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
    Total interest-bearing
      liabilities                   517,790       4,728      3.62    525,931       3,502      2.64       13       1,213       1,226
                                   --------    --------   -------   --------    --------   -------   ------    --------    --------
Noninterest-bearing liabilities
 Noninterest-bearing deposits        58,554                           61,537
 Other liabilities                    4,944                            4,304
                                   --------                         --------
    Total noninterest-bearing
      liabilities                    63,498                           65,841
                                   --------                         --------
 Stockholders' equity                67,039                           68,149
                                   --------                         --------
 Total liabilities and
   stockholders' equity            $648,327                         $659,921
                                   ========                         ========
 Net interest income
   (tax equivalent)                            $  5,206                         $  5,365             $ (164)   $      5    $   (159)
                                               ========                         ========             ======    ========    ========
 Net interest income
   (tax equivalent)
   to total earning assets                                   3.49%                            3.53%
                                                          =======                         ========
 Interest-bearing liabilities to
   earning assets                     87.52%                           87.30%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                For the Nine Months Ended September 30,
                                  ---------------------------------------------------------------
                                                2006                            2005
                                  ------------------------------   ------------------------------
                                              Interest                         Interest                     Change Due To:
                                  Average     Income/    Average   Average     Income/    Average   -------------------------------
                                  Balance     Expense     Rate     Balance     Expense     Rate     Volume      Rate         Net
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
ASSETS

Interest-earning assets
 Interest-earning deposits        $    213    $     11      6.90%  $    166    $      5      4.03%  $     2    $      4    $      6
 Securities (1)
    Taxable                        173,367       6,083      4.69    165,884       4,494      3.62       210       1,379       1,589
    Non-taxable (2)                 18,493         976      7.06     21,595       1,155      7.15       (75)       (104)       (179)
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
     Total securities
      (tax equivalent)             191,860       7,059      4.92    187,479       5,649      4.03       135       1,275       1,410
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
    Federal funds sold               3,415         130      5.09      3,309          72      2.91         2          56          58
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
    Loans (3)(4)
     Commercial                    112,906       6,109      7.23    118,490       5,884      6.64      (284)        509         225
     Real estate                   284,636      15,004      7.05    277,172      13,017      6.28       358       1,629       1,987
     Installment and other          10,442         738      9.45     17,996       1,243      9.23      (534)         29        (505)
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
        Gross loans
         (tax equivalent)          407,984      21,851      7.16    413,658      20,144      6.51      (460)      2,167       1,707
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
          Total interest-
           earning assets          603,472      29,051      6.44    604,612      25,870      5.72      (321)      3,502       3,181
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
Noninterest-earning assets
 Cash and cash equivalents          17,823                           18,862
 Premises and equipment, net        13,770                           13,715
 Other assets                       24,350                           24,114
                                  --------                         --------
    Total nonearning assets         55,943                           56,691
                                  --------                         --------
     Total assets                 $659,415                         $661,303
                                  ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 NOW accounts                     $ 69,507    $    928      1.79%  $ 72,827    $    635      1.17%  $   (30)   $    323    $    293
 Money market accounts              53,960       1,106      2.74     59,012         741      1.68       (68)        433         365
 Savings deposits                   36,734         187      0.68     42,940         161      0.50       (26)         52          26
 Time deposits                     308,021       9,231      4.01    280,501       6,186      2.95       653       2,392       3,045
 Federal funds purchased and
   repurchase agreements             5,092         192      5.04      7,002         155      2.96       (51)         88          37
 Advances from FHLB                 45,307       1,300      3.86     55,638       1,619      3.89      (307)        (12)       (319)
 Notes payable and other            10,070         505      6.70      9,075         330      4.77        39         142         181
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
    Total interest-bearing
     liabilities                   528,421      13,449      3.40    526,997       9,827      2.42       210       3,418       3,628
                                  --------    --------   -------   --------    --------   -------   -------    --------    --------
Noninterest-bearing liabilities
 Noninterest-bearing deposits       59,969                           60,658
 Other liabilities                   4,918                            4,068
                                  --------                         --------
    Total noninterest-bearing
      liabilities                   64,887                           64,726
                                  --------                         --------
 Stockholders' equity               66,107                           69,580
                                  --------                         --------
 Total liabilities and
   stockholders' equity           $659,415                         $661,303
                                  ========                         ========

 Net interest income
   (tax equivalent)                           $ 15,602                         $ 16,043             $  (531)   $     84    $   (447)
                                              ========                         ========             =======    ========    ========
 Net interest income
    (tax equivalent) to
    total earning assets                                    3.46%                            3.55%
                                                         =======                          =======
 Interest-bearing liabilities
   to earning assets                 87.56%                           87.16%
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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    Provision for Loan Losses

         The Company recorded a negative provision of $200 to the allowance for loan losses for the third quarter of 2006 which is a decrease of $250 from the $50 recorded during the same period a year ago. A negative $1,300 provision for the loan losses was charged to operation expense for the nine months ended September 30, 2006 which was a decrease of $1,450 from $150 recorded during the same period a year ago. The decrease in the provision was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. Nonperforming loans decreased $505 from $3,726 as of September 30, 2005 to $3,221 as of September 30, 2006. In comparison to December 31, 2005, nonperforming loans decreased $783 from $4,004.

         Net charge-offs for the third quarter of 2006 were $545 compared with $716 for the comparable period in 2005. Annualized net charge-offs were 0.14% of average loans for the third quarter of 2006 compared with 0.17% of average loans for same period in 2005. Net charge-off for the nine months ended September 30, 2006 were $959 compared with $1,389 for the comparable period in 2005. Annualized net charge-offs also decreased to 0.23% of average loans for the nine months ended September 30, 2006 compared to 0.34% in the same period in 2005. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

      Noninterest Income

         Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's brokerage, trust and asset management product lines as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
         Service charges                         $        476    $        490    $      1,411    $      1,498
         Trust income                                     202             193             620             595
         Mortgage banking income                          240             357             767           1,061
         Brokerage commissions and fees                    87             236             260             439
         Bank owned life insurance                        153             138             430             407
         Securities gains (losses), net                    --              --             (88)             --
         Gain on the sale of assets                        (1)             --              (2)              3
         Other income                                     324             288             927             890
                                                 ------------    ------------    ------------    ------------
                                                 $      1,481    $      1,702    $      4,325    $      4,893
                                                 ============    ============    ============    ============

         Noninterest income totaled $1,481 for the three months ended September 30, 2006, compared to $1,702 for the same period in 2005. Exclusive of the net gains on sale of assets and net securities gains for both periods, noninterest income equaled $1,482 for the three months ended September 30, 2006, compared to $1,702 for the same period in 2005. This represented a decrease of $220 or 12.9%. The quarter-over-quarter decrease was primarily attributable to a production level decrease in revenue generated from the mortgage banking division, and lower brokerage revenues.

         Noninterest income totaled $4,325 for the nine months ended September 30, 2006, compared to $4,893 for the same time frame in 2005. Excluding all net gains on sale of assets and net securities gains for both periods, noninterest income decreased $475 or 10.0%. The change was largely reflective of the same items discussed regarding the third quarter. Additionally, results were impacted by the impact related to losses for investment activities.

      Noninterest Expense

         Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------

         Salaries and employee benefits          $      2,630    $      3,098    $      8,035    $      9,307
         Occupancy expense, net                           356             386           1,110           1,120
         Furniture and equipment expense                  515             497           1,508           1,339
         Marketing                                         88             115             294             337
         Supplies and printing                             71              80             230             238
         Telephone                                        104             112             339             321
         Other real estate owned expense                    2              12              10              46
         Amortization of intangible assets                 11              30              71              90
         Other expenses                                   814           1,017           2,754           2,906
                                                 ------------    ------------    ------------    ------------
                                                 $      4,591    $      5,347    $     14,351    $     15,704
                                                 ============    ============    ============    ============

         Noninterest expense totaled $4,591 for the three months ended September 30, 2006, as compared to $5,347 for the same period in 2005. This represented a decrease of $756 or 14.2%. This improvement in noninterest expense was primarily

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

due to the reduction of salary and benefit costs, and lower accounting and professional fees. These savings were offset by a modest increase in furniture and fixture expense.

         Noninterest expense totaled $14,351 for the nine months ended September 30, 2006, decreasing by $1,353 or 8.7% from the same period in 2005. The change was largely reflective of the same items discussed regarding the third quarter.

      Applicable Income Taxes

         Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments, loss from discontinued operations and general business tax credits offset by the effect of nondeductible expenses. For the third quarter, the Company's effective tax rate overall was 28.3% as its total applicable taxes were $488 on pretax earnings of $1,724. for The following table shows the Company's income from continuing operations before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 30, 2006 and 2005.

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Income from continuing operations
    before income taxes                          $      2,164    $      1,523    $      6,436    $      4,626
Applicable income taxes                                   658             405           1,983           1,076
Effective tax rates                                      30.4%           26.5%           30.8%           23.3%

         The Company recorded an income tax expense of $658 and of $405 on income from continuing operations for the three months ended September 30, 2006 and 2005, respectively. Effective tax rates equaled 30.4% and 26.5% respectively, for such periods.

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

         The Company recorded income tax expense of $1,983 and $1,076 on income from continuing operations for the nine months ended September 30, 2006 and 2005, respectively. Effective tax rates equaled 30.8% and 23.3% respectively, for such periods.

      Preferred Stock Dividends

         The Company paid $52 in preferred stock dividends for the three months ended September 30, 2006 and 2005, respectively. The Company paid $156 in preferred stock dividends for the nine months ended September 30, 2006 and 2005, respectively.

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

         The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2006 and December 31, 2005, respectively:

                                           September 30, 2006
                                           Net Interest Income
                             ----------------------------------------------
                                Amount            Change          Change
                             ------------      ------------    ------------
                                         (Dollars in Thousands)
         +200 bp             $     21,853      $      1,106            5.33%
         +100 bp                   21,339               592            2.85
            Base                   20,748                --              --
         -100 bp                   20,058              (690)          (3.32)
         -200 bp                   18,898            (1,850)          (8.92)


         Based upon the Company's model at September 30, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $1,106 or 5.33%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $1,850 or 8.92%.

                                             December 31, 2005
                                            Net Interest Income
                             ----------------------------------------------
                                Amount            Change          Change
                             ------------      ------------    ------------
                                         (Dollars in Thousands)

         +200 bp             $     23,043    $        959            4.34%
         +100 bp                   22,629             545            2.47
            Base                   22,084              --              --
         -100 bp                   21,314            (770)          (3.49)
         -200 bp                   19,744          (2,340)         (10.59)


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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Financial Condition

      General

         As of September 30, 2006, the Company had total assets of $648,851, total gross loans of $400,912, total deposits of $526,918 and total stockholders' equity of $67,304. Total assets decreased by $27,371 or 4.0% from year-end 2005 related primarily to decline in the investment portfolio. Total gross loans decreased by $10,510 or 2.5% from year-end 2005. Total deposits declined by $16,923 or 3.1% from year-end 2005. These changes were implemented to reduce the investment portfolio as with the flat yield curve the Company was experiencing slim spreads over its cost of funds. Thus, the cost of funds which was the primarily the FHLB advances was reduced as the investments were sold.

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

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

         The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                                         2006                                 2005
                                                      ------------------------------------------   ---------------------------
                                                        Sept 30,        Jun 30,        Mar 31,        Dec 31,      Sept 30,
                                                      ------------   ------------   ------------   ------------   ------------
Non-accrual loans                                     $      3,053   $      2,289   $      2,785   $      3,082   $      2,397
Loans 90 days past due and still accruing interest             168            517            567            922          1,329
                                                      ------------   ------------   ------------   ------------   ------------
     Total nonperforming loans                               3,221          2,806          3,352          4,004          3,726
Other real estate owned                                        859          1,390            536            203            194
                                                      ------------   ------------   ------------   ------------   ------------

     Total nonperforming assets                       $      4,080   $      4,196   $      3,888   $      4,207   $      3,920
                                                      ============   ============   ============   ============   ============

Nonperforming loans to total end of period loans              0.79%          0.70%          0.82%          0.96%          0.92%
Nonperforming assets to total end of period loans             1.00           1.04           0.96           1.01           0.97
Nonperforming assets to total end of period assets            0.63           0.64           0.59           0.62           0.59

         The level of nonperforming loans at September 30, 2006 decreased to $3,221 versus the $4,004 that existed as of December 31, 2005 and from $3,726 at September 30, 2005. The level of nonperforming loans to total end of period loans was 0.79% at September 30, 2006, as compared to 0.96% at December 31, 2005 and 0.92% at September 30, 2005. The reserve coverage ratio (allowance to nonperforming loans) was reported at 189.48% as of September 30, 2006 as compared to 208.84% as of December 31, 2005 and 227.94% as of September 30, 2005.

           Other Potential Problem Loans

         The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $3,785 at September 30, 2006, as compared to $6,339 at September 30, 2005 and $2,879 at December 31, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

      Allowance for Loan Losses

         At September 30, 2006, the allowance for loan losses was $6,103 or 1.50% of total loans as compared to $8,362 or 2.00% at December 31, 2005, and $8,493 or 2.09% at September 30, 2005. The decrease in the allowance was largely based on continued improvements in the quality of the loan portfolio, favorable loan loss experience and management's beliefs regarding the probability and estimations of future losses inherent in the loan portfolio. This continued improvement in asset quality has been driven by the decrease in non-performing and watch list loans as well as resolutions, either through charge-off of non-bankable assets or through the successful workout strategies that have been executed. The Company's loans with specific reserves under FASB No. 114 assigned to them have continued to decrease throughout the year. As of September 30, 2006 the Company has approximately $2,398 of specific reserves compared to $4,682 as of December 31, 2005. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such a loan. The

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2005. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years, and there were no material reallocations.

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

         The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $4,307 from December 31, 2005 to September 30, 2006.

         During the first nine months of 2006, the Company experienced net cash in flows of $3,504 in operating activities due to negative provision and net income and $17,047 in investing activities largely due to the decrease in net loans and securities. In contrast, net cash outflow of $24,858 in financing activities primarily due to a decrease in deposits and borrowed funds.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

         The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2006.

                                                                            Payments Due by Period
                                                 ----------------------------------------------------------------------------
                                                    Within 1                                        After
                                                      Year         1-3 Years       4-5 Years       5 Years          Total
                                                 ------------    ------------    ------------    ------------    ------------
Contractual Obligations
Short-term debt                                  $      8,100    $         --    $         --    $         --    $      8,100
Long-term debt                                             --             201              --              --             201
Certificates of Deposit                               244,115          64,410           1,917             796         311,238
Series B Mandatory redeemable
    Preferred stock                                        --             831              --              --             831
FHLB Advances                                           8,100          20,400           8,200              --          46,700
                                                 ------------    ------------    ------------    ------------    ------------

    Total contractual cash obligations           $    260,315    $     85,842    $     10,117    $        796    $    357,070
                                                 ============    ============    ============    ============    ============

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                     Amount of Commitment Expiration per Period
                                                 ----------------------------------------------------------------------------
                                                    Within 1                                        After
                                                      Year         1-3 Years       4-5 Years       5 Years          Total
                                                 ------------    ------------    ------------    ------------    ------------
Off-Balance Sheet Financial Instruments
Lines of credit                                  $     57,671    $      5,935    $      1,700    $     15,197    $     80,503
Standby letters of credit                               8,861             742              --              --           9,603
                                                 ------------    ------------    ------------    ------------    ------------

    Total commercial commitments                 $     66,532    $      6,677    $      1,700    $     15,197    $     90,106
                                                 ============    ============    ============    ============    ============

         If the announced merger between UnionBancorp, Inc. and Centrue Financial Corporation (NASDAQ: TRUE) is terminated, UnionBancorp, Inc is required to fulfill the certain specified obligations to make certain payments to Centrue Financial Corporation as described below:

     o If the merger agreement is terminated by Centrue because UnionBancorp has not satisfied its conditions or the closing has not occurred by March 1, 2007 and UnionBancorp knowingly breached its covenants, agreements, representations or warranties under the merger agreement (unless such breach is a result of the failure by Centrue to perform and comply with any of its obligations) then, provided Centrue is in compliance with its obligations under the merger agreement, UnionBancorp must pay $2,700 to Centrue.

     o If the merger agreement is terminated by UnionBancorp or Centrue because UnionBancorp's stockholders fail to approve the merger (a "UnionBancorp Stockholder Termination"); then, provided Centrue is in compliance with its obligations under the merger agreement, UnionBancorp must pay $500 to Centrue.

     o In addition to the $500 payment described above (if any), if there is a UnionBancorp Stockholder Termination and, within twelve months after such UnionBancorp Stockholder Termination, UnionBancorp enters into an agreement with any party other than Centrue providing for the acquisition of UnionBancorp, then, provided Centrue was in compliance with its obligations under the merger agreement, UnionBancorp must pay $2,200 to Centrue.

     o If UnionBancorp terminates the merger agreement as a result of a superior UnionBancorp Proposal, then UnionBancorp must pay $2,700 to Centrue.


Capital Resources

      Stockholders' Equity

         The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2006 was $67,313, an increase of $1,238 or 1.8%, from December 31, 2005. The increase in stockholders' equity was the result of the net income for the period partially offset by the dividends paid to shareholders and a decrease in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 10.34% at September 30, 2006, compared to 10.01% at December 31, 2005. Book value per common share equaled $17.85 at September 30, 2006 compared to $17.23 at December 31, 2005.

      Stock Repurchase

         On May 2, 2003, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% of its outstanding shares of common stock in the open market or in private transactions over an 18

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

month period. On September 23, 2004, the Board of Directors extended the Company's stock repurchase program through May 2, 2006. On June 16, 2005, the Board of Directors amended the repurchase plan to enable the Company to acquire an additional 5% of its outstanding shares of common stock in the open market or in private transactions. On March 16, 2006, the Board of Directors approved an additional 5% stock repurchase program that begins when the existing plan is completed. Under the revised plan, the Company can repurchase approximately 188,000 shares of its outstanding shares of common stock. Under the terms of the plan, the Company is able to repurchase, from time to time, up to 5% of its outstanding shares of common stock in the open market or in private transactions. Purchases are dependent upon market conditions and the availability of shares. The extension of the repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the quarter ending September 30, 2006, no shares were repurchased and to date, the Company has repurchased 364,879 shares at a weighted average cost of $21.16.

      Capital Measurements

         The Company is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.4% and 13.6%, respectively, at September 30, 2006. The Company is currently, and expects to continue to be, in compliance with these guidelines.

           The following table sets forth an analysis of the Company's capital ratios:


                                                               December 31,               Minimum          Well
                                       September 30,   ----------------------------       Capital       Capitalized
                                           2006            2005            2004           Ratios          Ratios
                                       ------------    ------------    ------------    ------------    ------------
Tier 1 risk-based capital              $     60,960    $     60,546    $     63,347
Tier 2 risk-based capital                     6,103           6,266           6,067
                                       ------------    ------------    ------------
Total capital                                67,063          66,812          69,414
Risk-weighted assets                        492,984         501,342         485,325
Capital ratios
      Tier 1 risk-based capital                12.4%           12.1%           13.0%           4.00%           6.00%
      Tier 2 risk-based capital                13.6            13.3            14.3            8.00           10.00
      Leverage ratio                            9.5             9.0             9.5            4.00            5.00

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

Recent Regulatory and Accounting Developments

         In February, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 155 will have a significant effect on its financial statements as the Company does not have any hybrid financial instruments at this time.

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

         In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157, with respect to its current practice of measuring fair value and disclosure in its financial statements.

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

         In September, 2006, the U.S. Securities and Exchange Commission ("SEC") amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is reviewing this accounting bulletin, but has not yet determined the effect of adopting the Interpretation.

UNIONBANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is incorporated by reference from the discussion on page 24 of this Form 10-Q under the caption "Interest Rate Sensitivity Management" and the discussion on page 31 under the caption "Impact of Inflation, Changing Prices, and Monetary Policies."

Item 4.  Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2006.

       ======================== =============== ============== ===================== ====================
                                                                                           Maximum
                                                                    Total Number       Number of Shares
                                                                of Shares Purchased    that May Yet Be
                                  Total Number     Average      as Part of Publicly    Purchased Under
                                   of Shares      Price Paid      Announced Plans       the Plans or
       Period                      Purchased      per Share         or Programs           Programs
       ======================== =============== ============== ===================== ====================
       07/01/06 -                           --             --                    --              219,282
       07/31/06
       ======================== =============== ============== ===================== ====================
       08/01/06 -                           --             --                    --              219,282
       08/31/06
       ======================== =============== ============== ===================== ====================
       09/01/06 -                           --             --                    --              219,282
       09/30/06
       ======================== =============== ============== ===================== ====================
       Total (1)                            --             --                    --              219,282
       ======================== =============== ============== ===================== ====================

     (1) The Company did not repurchase any stock during the quarter ended September 30, 2006. The current repurchase program approved on March 23, 2006 provides for the repurchase by us of an additional 5% of the outstanding shares of our common stock. The expiration date of this program is September 23, 2007. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

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

         2.2 First Amendment to Agreement and Plan of Merger (incorporated by reference from Current Report on Form 8-K filed on October 26, 2006).

         3.1 Restated Certificate of Incorporation of UnionBancorp, Inc. and Amendments thereto (filed as Exhibit to UnionBancorp's Registration Statement on Form S-1 (Registration No. 33-9891) (the "S-1 Registration Statement").

         4.1 Amendment No. 1 to Rights Agreement (incorporated by reference from Current Report on Form 8-K filed on July 7, 2006).

         10.1 Thomas A. Daiber Employment Agreement (incorporated by reference from Exhibit 2.1 to UnionBancorp's Current Report on Form 8-K filed with the SEC on July 7, 2006 (appears as Exhibit F-1 thereto)).

         10.2 Kurt R. Stevenson Employment Agreement (incorporated by reference from Exhibit 2.1 to UnionBancorp's Current Report on Form 8-K filed with the SEC on July 7, 2006 (appears as Exhibit F-3 thereto)).

         10.3 UnionBancorp Voting Agreement (incorporated by reference from Current Report of Form 8-K filed on July 7, 2006).

         10.4 Centrue Voting Agreement (incorporated by reference from Current Report of Form 8-K filed on July 7, 2006).

         31.1 Certification of Kurt R. Stevenson, Interim President and Principal Executive Officer, required by Rule 13a - 14(a).

         31.2 Certification of Kurt R. Stevenson, Principal Financial and Accounting Officer required by Rule 13a - 14(a).

         32.1(1) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Interim President and Principal Executive Officer.

         32.2(1) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Principal Financial and Accounting Officer.

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



                                       UNIONBANCORP, INC.

Date: November 13, 2006                By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Interim President


Date: November 13, 2006                By: /s/ KURT R. STEVENSON
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Chief Financial Officer