Form 10-K
period 2006-12-31
CENTRUE FINANCIAL CORP
filed 2007-03-23
CIK 1019650

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

                   For the fiscal year ended December 31, 2006

                         Commission File Number: 0-28846


                          CENTRUE FINANCIAL CORPORATION
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

                                                         Name of Each Exchange
Title of Exchange Class                                    which Registered
--------------------------------------------------------------------------------
Common Stock ($1.00 par value)                          The NASDAQ Stock Market


        Securities registered pursuant to Section 12(g) of the Act: None


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

As of March 1, 2007, the Registrant had issued and outstanding 6,470,840 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant's most recently completed second quarter, was $61,506,161.*

* Based on the last reported price of $20.10 of an actual transaction in the Registrant's Common Stock on June 30, 2006, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant and any person who beneficially owns 5% or more of the outstanding Common Stock have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K.

As used in this report, the terms "we," "us," "our," "Centrue" and the "Company" mean Centrue Financial Corporation and its subsidiary, unless the context indicates another meaning, and the term "Common Stock" means our common stock, par value $1.00 per share.

                          CENTRUE FINANCIAL CORPORATION
                                 Form 10-K Index

                                                                            Page
                                                                            ----

PART I

Item 1.    Business .........................................................  1
Item 1A.   Risk Factors.......................................................11
Item 1B.   Unresolved Staff Comments..........................................15
Item 2.    Properties.........................................................15
Item 3.    Legal Proceedings..................................................16
Item 4.    Submission of Matters to a Vote of Security Holders................16

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities........... 16
Item 6.    Selected Consolidated Financial Data.............................. 20
Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................. 21
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........ 47
Item 8.    Financial Statements and Supplementary Data....................... 47
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................................... 91
Item 9A.   Controls and Procedures............................................91
Item 9B.   Other Information..................................................91

PART III

Item 10.   Directors, Executive Officers and Corporate Governance............ 91
Item 11.   Executive Compensation............................................ 91
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters............................. 91
Item 13.   Certain Relationships and Related Transactions, and Director
                 Independence.................................................92
Item 14.   Principal Accountant Fees and Services.............................92
Item 15.   Exhibits and Financial Statement Schedules.........................92

                        _______________________________


                             THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                        _______________________________

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

                                   THE COMPANY

Centrue Financial Corporation

Centrue Financial Corporation (the "Company") is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is a publicly traded banking company with assets of $1.3 billion at year-end 2006 and is headquartered in Ottawa, Illinois. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. As a result of this merger, the Company expects to further solidify its market share in the northern and central Illinois markets, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

The Company operates one wholly owned subsidiary: Centrue Bank (the "Bank"), employing 398 full-time equivalent employees at December 31, 2006.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiary. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2006, the Bank had $1.3 billion in total assets, $1.0 billion in total deposits, and 35 banking offices located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central and Northern Illinois down to the metropolitan St. Louis area.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending; trust and asset management services; and other banking services tailored for consumer, commercial and industrial, and public or governmental customers.

Competition

The Company's market area is highly competitive with numerous commercial banks, savings and loan associations and credit unions. In addition, financial institutions, based in surrounding communities and in the southern and western metro area of Chicago and the suburban metro area of St. Louis, actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

customers personal attention, professional service and competitive interest rates.

Under the Gramm-Leach-Bliley Act of 1999, effective March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, and future action stemming from the Act, is expected to continue to significantly change the competitive environment in which the Company and Centrue Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

The Company

General. The Company, as the sole stockholder of Centrue Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to Centrue Bank and to commit resources to support Centrue Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the DFPR under the Illinois Bank Holding Company Act, as amended.

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

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

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

As of December 31, 2006, the Company had regulatory capital as follows:

                               Risk-Based                  Leverage
                             Capital Ratio               Capital Ratio
                             -------------               -------------
Company                          11.9%                       7.9%

The risk-based capital ratio and the leverage capital ratio are each 3.9% in excess of the Federal Reserve's minimum requirements. See Note 16 in the Notes in Consolidated Financial Statements for further information.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

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

The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to Centrue Financial Corporation as a registered company under the Securities Exchange Act of 1934 and a NASQDAQ-traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Recently, the SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies. Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which requires significant oversight of a public company's internal control over the financial statements. On December 15, 2006 the SEC issued a final rule to further extend the Sarbanes-Oxley Section 404 compliance dates for nonaccelerated filers. The final rule now requires nonaccelerated filers to provide management's report on internal control over financial reporting for the first fiscal year ending on or after December 15, 2007. The rule further extends the deadline for the external auditor's attestation report on internal control over financial reporting to be

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

required for the first year ending on or after December 15, 2008. The Company cannot accurately predict what additional expenses may be incurred in complying with the provisions of the Sarbanes-Oxley Act.

Centrue Bank

Centrue Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. Centrue Bank is also a member of the Federal Reserve System ("member bank"). As an Illinois-chartered, FDIC-insured member bank, Centrue Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.

Deposit Insurance. As an FDIC-insured institution, Centrue Bank is required to pay deposit insurance premium assessments to the FDIC.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA") in 2006, the previously separate deposit insurance funds for banks and savings associations were merged into a single deposit insurance fund administered by the FDIC. Centrue Bank's deposits are insured up to applicable limitations by that deposit insurance fund.

Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessments rates beginning January 1, 2007 and establish a new system of risk-based assessments. Under the new regulations, there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMEL composite ratings. The new regulations also established assessment rates beginning January 1, 2007, with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. Deposit insurance assessments will be collected for a quarter, except for institutions with $1 billion or more in assets, such as Centrue Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

In 2006, the FDIC adopted a final rule allocating a one-time assessment credit among insured financial institutions. This credit may be used to offset deposit insurance assessments (not to include FICO assessments) beginning in 2007.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. Management of the Company is not

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

aware of any activity or condition that could result in termination of the deposit insurance of Centrue Bank.

FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2006, the FICO assessment rate for both SAIF and BIF members ranged between approximately 0.0124% of deposits and approximately 0.0132% of deposits. During the year ended December 31, 2006, Centrue Bank paid FICO assessments totaling $66,333. For the first quarter of 2007, the rate established by the FDIC for the FICO assessment is 0.0122% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2006, Centrue Bank paid supervisory assessments to the DFPR totaling $150,817.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as Centrue Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

During the year ended December 31, 2006, Centrue Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2006, Centrue Bank as follows:

                                       Risk-Based              Leverage
                                      Capital Ratio          Capital Ratio
                                      -------------          -------------
Centrue Bank                              12.4%                  8.3%

The risk-based capital ratio and the leverage capital ratio are 4.4% and 4.3% in excess of the Federal Reserve's minimum requirements. See Note 16 in the Notes in Consolidated Financial Statements for further information.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2006, Centrue Bank was considered well capitalized.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as Centrue Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed such bank's calendar year-to-date net income plus such bank's retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Centrue Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $1.95 million available to be paid as dividends to the Company as of December 31, 2006. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by Centrue Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. Centrue Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by Centrue Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from the banks with which Centrue Bank maintains a correspondent relationship.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

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

Branching Authority. Illinois banks, such as Centrue Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

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

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

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

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:

         o for the first $8.5 million of net transaction accounts, there is no reserve;

         o for net transaction accounts totaling over $8.5 million and up to and including $45.8 million, a reserve of 3%; and

         o for net transaction accounts totaling in excess of $45.8 million, a reserve requirement of $1.119 million plus 10% against that portion of the total transaction accounts greater than $45.8 million

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserves is to reduce Centrue Bank's interest earning assets.

Wealth Management Division

Centrue Bank, through its wealth management division, conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the "Fiduciaries Act"). The wealth management division is subject to periodic examination by the DFPR and the DFPR has the authority to take action against it to enforce compliance with the laws applicable to its operations.

                               EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2007 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2006, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

Thomas A. Daiber, 49, is the President & Chief Executive Officer of Centrue Financial Corporation and Centrue Bank. Mr. Daiber joined the former Centrue Financial in October of 2003 as its President and Chief Executive Officer. Mr. Daiber had previously served as Chairman, President and Chief Executive Officer of Aviston Financial Corporation and Chairman and Chief Executive Officer of the State Bank of Aviston from October 2002 to October 2003. Mr. Daiber served as Allegiant Bancorp, Inc.'s Chief Financial Officer from May of 1999 until March of 2003. Mr. Daiber was employed by Allegiant Bancorp in St. Louis, Missouri beginning in March of 1997 and served as its Director of Internal Auditing prior to becoming Chief Financial Officer.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Kurt R. Stevenson, 40, is the Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer of Centrue Financial Corporation and Centrue Bank. Mr. Stevenson had previously served as the Company's Senior Vice President and Chief Financial Officer since 2003. Prior to that, Mr. Stevenson served as the Company's Vice President and Chief Financial Officer since June of 2000. Before stepping into this role, he had been acting as the Company's Vice President and Controller since 1996 and had served in various operational capacities since joining the organization in 1987.

J. David Conterio, 44, joined the Company in January of 2005 as the Head of Financial Services of the former UnionFinancial Services & Trust Company, overseeing the trust, investment, asset management and the former insurance division of the Company. In 2006, Mr. Conterio was promoted to Executive Vice President of UnionBank and today continues to serve in that capacity, as well as its Head of Wealth Management. Prior to joining the Company, Mr. Conterio served as the President of Bekan Financial Corp in Schrererville, Indiana from August of 2003 until he joined the organization. He had previously served as the Senior Vice President of Great Lakes Trust Company in Blue Island, Illinois from August of 1998 through July of 2003.

Everett J. Solon, 54, is the Market President for the Company's Streator, Ottawa and Peru locations and was appointed the Company's Head of Mortgage in 2007. Before consolidating into one bank charter in 2003, Mr. Solon had served as the President and Chief Executive Officer of UnionBank since 1994. Mr. Solon joined Union National Bank in 1982 as the Assistant Vice President & Assistant Farm Manager and later served as the Vice President of Retail Banking before becoming the President of the Streator Banking Center in 1991.

Ricky R. Parks, 41, is the Market President for the Company's Fairview Heights, Aviston, Belleville, Effingham and St. Rose locations. Mr. Parks joined the former Centrue Bank in January of 2004 as a Senior Vice President and Senior Lender and in October of 2004 was named its Regional Bank President. Prior to joining Centrue, Mr. Parks worked for Union Planters Bank from September of 1991 until January of 2004 in the Metro-East St. Louis market and held the position of Senior Vice President & Commercial Team Leader prior to his departure.

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

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Risks Related to the Company's Business

We are subject to interest rate risk.

The Company's earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

We are subject to lending risk.

As of December 31, 2006 approximately 69.7% of the Company's loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company's loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and in increase in loan charge offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Part II "Loans" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of credit risks related to different loan types.

We are subject to economic conditions of our geographic market.

The Company's success depends to a large degree on the general economic conditions of the geographic markets served by the Bank in the State of Illinois and, to a lesser extent, contiguous states. The local economic conditions on these areas have a significant impact on the generation of the Bank's commercial, real estate commercial, and real estate construction loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the counties in which we operate could also negatively impact the financial results of the Company's operations and have a negative effect on its profitability. For

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

example, these factors could lead to reduced interest income and an increase in the provision for loan losses.

A portion of the loans in the Company's portfolio is secured by real estate. Most of these loans are secured by properties located in the north central, north west, east central, south central and St. Louis's suburban east counties of Illinois. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, supply and demand for properties and governmental rules or policies.

Our allowance for loan losses may be insufficient.

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

Mergers and Acquisitions may disrupt our business and dilute stockholder value.

The Company regularly evaluates mergers and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. The Company seeks merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Acquiring or merging with other banks, businesses, and acquiring branches involves potential adverse impact to the Company's financial results and various other risks commonly associated with mergers and acquisitions, including, among other things:

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

Our information systems may experience an interruption of breach in security.

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

Risks Associated With The Company's Industry

We operate in a highly regulated industry.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, the IDFPR and the SEC. The Company's success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company's business. We operate in an industry that is significantly affected by general business and economic conditions.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2006, the Company operated thirty-seven offices in Illinois and one in Missouri. The principal offices of the Company are located in Ottawa, Illinois. All of the Company's offices are owned by Centrue Bank and are not subject to any mortgage or material encumbrance, with the exception of three offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.


AFFILIATE         MARKETS SERVED               PROPERTY/TYPE LOCATION
---------         --------------               ----------------------
The Company                                    Administrative Office: Ottawa, IL

Centrue Bank      Bureau, Champaign,           Main Office: Streator, IL
                  Clinton, DeKalb,
                  Effingham, Grundy,           Thirty-five banking offices and
                  Iroquois, Jo Daviess,        three non-banking offices located
                  Kane, Kankakee, Kendall,     in markets served.
                  LaSalle, Livingston, St.
                  Clair, Whiteside and Will
                  Counties in Illinois and
                  St. Louis County in
                  Missouri

In addition to the banking locations listed above, Centrue Bank owns forty-five automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2006, the properties and equipment of the Company had an aggregate net book value of approximately $35.4 million.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Item 3.  Legal Proceedings

Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 9, 2006, a proposal was submitted to security holders of UnionBancorp, Inc. and Centrue Financial Corporation to vote on the adoption of the Agreement and Plan of Merger dated June 30, 2006 between UnionBancorp, Inc. and Centrue Financial Corporation, and approve the transactions it contemplates, including the merger of Centrue Financial with UnionBancorp, and the adoption of an amended and restated certificate of incorporation. The results of the vote were as follows:

                                           For            Against      Abstain

           UnionBancorp, Inc.           2,948,068          68,501       4,403
           Centrue Financial Corp       1,621,947          99,524       4,008

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock was held by approximately 1,154 stockholders of record as of March 1, 2007, and is traded on The NASDAQ Stock Market under the symbol "TRUE." The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

                                                   Stock Sales
                                              -----------------------
                                                                           Cash
                                                 High         Low        Dividends
                                              ----------   ----------   ----------
2006
  First Quarter.............................. $    21.48   $    20.12   $     0.11
  Second Quarter.............................      21.12        19.44         0.12
  Third Quarter..............................      20.17        17.44         0.12
  Fourth Quarter.............................      20.00        18.30         0.12

2005
  First Quarter.............................. $    21.50   $    20.75   $     0.10
  Second Quarter.............................      22.00        20.26         0.11
  Third Quarter..............................      21.98        20.84         0.11
  Fourth Quarter.............................      22.00        20.25         0.11


The holders of the Common Stock are entitled to receive dividends as declared by the Board of Directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the acquisition of Prairie in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from Centrue Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. Centrue Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and Centrue Bank, as well as the general economic conditions and other relevant factors affecting the Company and its subsidiaries. In 1996, the Company entered into a new loan agreement in connection with the acquisition of Prairie and Country, replacing the Company's prior loan agreement. The loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie's preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

The Company has not issued any securities in the past three years which were not registered for sale under the Securities Act of 1933, as amended.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the Nasdaq Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2002 and ending on December 31, 2006. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.


                      COMPARISON OF CUMULATIVE TOTAL RETURN
                    (ASSUMES $100 INVESTED ON JANUARY 1,2002)

                             [GRAPHIC CHART OMITTED]

                            Total Return Performance


----------------------------------------------------------------------------------------------------
                                                              Period Ending
----------------------------------------------------------------------------------------------------
Index                                  12/31/01   12/31/02  12/31/03   12/31/04  12/31/05   12/31/06
----------------------------------------------------------------------------------------------------
Centrue Financial Corporation            100.00    111.57     163.43     161.98    165.68     155.04
----------------------------------------------------------------------------------------------------
SNL Midwest Bank                         100.00     96.47     123.48     139.34    134.26     155.19
----------------------------------------------------------------------------------------------------
NASDAQ Composite                         100.00     68.76     103.67     113.16    115.57     127.58
----------------------------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

The following table provides information about purchases of the Company's common stock by the Company during 2006:

------------------------------------------------------------------------------------------------------
                                               Total Number of Shares
               Total Number      Average        Purchased as Part of        Maximum Number of Shares
                 of Shares      Price Paid    Publicly Announced Plans     that May Yet Be Purchased
Period           Purchased       per Share            or Programs          Under the Plans or Programs
------------------------------------------------------------------------------------------------------
10/01/06                 --             --                          --                         219,282
-10/31/06
------------------------------------------------------------------------------------------------------
11/01/06              2,000          19.61                       2,000                         368,000
-11/30/06
------------------------------------------------------------------------------------------------------
12/01/06                 --             --                          --                         368,000
-12/31/06
------------------------------------------------------------------------------------------------------
Total (1)             2,000          19.61                       2,000                         368,000
------------------------------------------------------------------------------------------------------


(1) The Company repurchased 2,000 shares of stock during the quarter ended December 31, 2006 at an average price of $19.61. The current repurchase program approved on November 13, 2006 provides for the repurchase by us of an additional 5% of the outstanding shares of our common stock. The expiration date of this program is May 13, 2008. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2006:

                                                     2006           2005           2004           2003           2002
                                                 ------------   ------------   ------------   ------------   ------------
Statement of Income Data
   Interest income                               $     43,858   $     34,697   $     34,898   $     41,075   $     45,501
Interest expense                                       21,351         13,704         13,231         15,946         20,175
                                                 ------------   ------------   ------------   ------------   ------------
   Net interest income                                 22,507         20,993         21,667         25,129         25,326
   Provision for loan losses                           (1,275)           250          1,924          8,236          3,574
                                                 ------------   ------------   ------------   ------------   ------------
   Net interest income after provision                 23,782         20,743         19,743         16,893         21,752
     for loan losses
   Noninterest income                                   6,688          6,298         12,378         11,971         10,641
   Noninterest expense                                 22,723         21,343         24,860         26,306         26,844
                                                 ------------   ------------   ------------   ------------   ------------
   Income before income taxes                           7,747          5,698          7,261          2,558          5,549
   Provision (benefit) for income taxes                 2,145          1,319          2,173             67          1,266
                                                 ------------   ------------   ------------   ------------   ------------
   Income from continuing operations
     (after taxes)                                      5,602          4,379          5,088          2,491          4,283
   Loss on discontinued operations                       (415)          (206)          (285)          (361)          (239)
                                                 ------------   ------------   ------------   ------------   ------------
   Net income                                    $      5,187   $      4,173   $      4,803   $      2,130   $      4,044
   Preferred stock dividends                              207            207            207            193            257
                                                 ------------   ------------   ------------   ------------   ------------
   Net income for common stockholders            $      4,980   $      3,966   $      4,596   $      1,937   $      3,787
                                                 ============   ============   ============   ============   ============
Per Share Data
   Basic earnings per common shares from
           continuing operations                         1.31           1.06           1.21           0.57           1.01
   Basic earnings per common share               $       1.21   $       1.01   $       1.14   $       0.48   $       0.95
   Diluted earnings per common share from
           continuing operations                         1.30           1.04           1.19           0.56           1.00
   Diluted earnings per common share                     1.20           0.99           1.12           0.48           0.94
   Dividends per common stock                            0.48           0.44           0.40           0.35           0.31
   Dividend payout ratio for common
            stock                                       27.05%         43.39%         35.10%         74.39%         32.59%
   Book value per common stock                   $      18.23   $      17.23   $      17.30   $      16.77   $      16.97
   Basic weighted average common
            shares outstanding                      4,119,235      3,943,741      4,033,608      3,997,464      3,979,750
   Diluted weighted average common
            share outstanding                       4,163,836      4,002,908      4,109,999      4,069,220      4,027,441
   Period-end common shares
            outstanding                             6,455,068      3,806,876      4,032,144      4,026,850      3,980,946

Balance Sheet Data
   Securities                                    $    298,692   $    196,440   $    191,661   $    252,248   $    227,229
   Loans                                              836,944        417,525        419,275        476,812        483,229
   Allowance for loan losses                           10,835          8,362          9,732          9,011          6,450
   Total assets                                     1,283,025        676,222        669,546        793,422        791,616
   Total deposits                                   1,026,610        543,841        512,477        638,032        641,958
   Stockholders' equity                               118,191         66,075         70,247         68,047         68,064

Earnings Performance Data
   Return on average total assets                        0.69%          0.63%          0.65%          0.28%          0.53%
   Return on average stockholders' equity                6.69           6.06           7.06           3.16           6.11
   Net interest margin ratio                             3.41           3.56           3.34           3.65           3.74
   Efficiency ratio (1)                                 76.81          77.78          82.90          72.25          71.73

Asset Quality Ratios
   Nonperforming assets to total end
            of period assets                             1.08%          0.62%          0.69%          1.10%          0.80%
   Nonperforming loans to total end
            of period loans                              1.40           0.96           1.00           1.78           0.99
   Net loan charge-offs to total
            average loans                                0.22           0.39           0.23           1.18           0.70
   Allowance for loan losses to total
            loans                                        1.29           2.00           2.32           1.89           1.33
   Allowance for loan losses to
            nonperforming loans                         92.14         208.84         231.60         106.30         135.50

Capital Ratios
   Average equity to average assets                     10.35%         10.39%          9.27%          8.87%          8.71%
   Total capital to risk adjusted
            assets                                      11.94          13.33          14.30          12.15          11.84
   Tier 1 leverage ratio                                 7.90           9.03           9.54           7.60           7.48

(1) Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

CENTRUE FINANCIAL CORPORATION
SECRURITIES AND EXCHANGE COMMISSION
FORM 10-K
--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company's results of operations and financial condition of Centrue Financial Corporation for the three years ended December 31, 2006. Management's discussion and analysis (MD&A) should be read in conjunction with "Selected Consolidated Financial Data," the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information is in thousands (000's), except per share data.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Critical Accounting Policies and Estimates

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2006 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. The policy is important to the presentation of our financial condition and results of operations, and it involves a higher decree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Goodwill: Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset of the Company. As per Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", an annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted as of December 31 of each year or more frequently if conditions warrant. Per the December 31, 2006 analysis, no impairment was identified as a result of these tests. In making these impairment analyses, management must make subjective assumptions regarding the fair value of the Company's assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment changes to adjust the goodwill to its estimated fair value.

Mortgage Servicing Rights: The Company recognizes as a separate asset the right to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Mortgage servicing rights are periodically evaluated for impairment based upon the fair value of those rights. Annually, in November, the Company obtains a valuation from an independent appraiser as to the valuation of these rights. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimating prepayment speeds of the underlying mortgages serviced. Net income could be affected if management's assumptions and estimated differ from actual prepayments.

Deferred Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to an amount

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

General

Centrue Financial Corporation is the holding company for Centrue Bank (the
Bank). The Company is organized under the laws of the State of Delaware. The Company derives most of its revenues and income from the banking operations of its bank subsidiary, but also derives revenue from the Wealth Management Division of its bank subsidiary. The Company provides a full range of products and services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis, and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; mortgage banking; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Merger, Acquisition and Divestiture Activity

    Completed Transactions

On November 13, 2006, the Company completed the merger with Centrue Financial Corporation, a single bank holding company, in a stock transaction valued at $49,316. The transaction was accounted for under the purchase method of accounting, which provides for the establishment of goodwill equal to the excess of the purchase price over the fair value of the identifiable net assets. As a result, the Company recognized goodwill of $19,086 and other intangible assets of $13,035. The goodwill is not amortized but is subject to impairment tests on at least an annual basis. The other intangibles will be amortized over a weighted average life of 10 years. Only 49 days of the former Centrue Financial's results of operations are included in the Company's Consolidated Statements of Income. See Note 23 for additional information for this transaction.

The Company incurred approximately $767 in pre-tax expenses during the fourth quarter of 2006 that were recorded as part of the merger and integration of the former Centrue Bank. Approximately $216 of the total represented share-based compensation expense with the remainder representing direct costs and employee bonus payments, contract termination costs, marketing related advertising and promotional items, and accelerated depreciation expense for assets being phased out. The impact to earnings, net of taxes, was approximately $0.11 per diluted share.

On September 29, 2006, the Company completed the sale of its insurance business line. In accordance with FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance division are reflected in the Company's statements of income as "discontinued operations." The loss on sale of the insurance unit of $452 and related tax benefit of $175 are included in discontinued operations as of December 31, 2006. The total impact to earnings for the discontinued operations for the insurance unit for 2006, net of taxes, was approximately $0.10 per diluted share. Additionally, approximately $1,030 of goodwill and intangibles attributed to the Insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations. See Note 22 for additional information for this transaction.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

On March 31, 2006, the Company completed the sale of one retail branch office located in Mendota, Illinois, which had approximately $6,100 in deposits.

Results of Operations

    Net Income

         2006 compared to 2005. Net income equaled $5,187 or $1.20 per diluted share for the year ended December 31, 2006 as compared to net income of $4,173 or $0.99 per diluted share for the year ended December 31, 2005. During the period, the Company reported a net loss of $415 or $0.10 per diluted share for discontinued operations related to the sale of the insurance line as compared to a net loss of $206 or $0.05 per diluted share for 2005.

Net income for continuing operations equaled $5,602 or $1.30 per diluted share as compared to net income of $4,379 or $1.04 per diluted share. This represents a 24.3% increase in net income and a 21.2% increase in diluted per share earnings in the current fiscal year over fiscal 2005.

The Company's annual results for continuing operations were higher in 2006 versus 2005 due primarily due to several key issues. First, due to general improvement in asset quality, the Company decreased the provision for loan losses. Second, volume related increases in net interest income and other fee based revenue largely related to operating results from the Centrue merger being recorded for the last 49 days of the year. Finally, salaries and benefit costs were lower due to a reduction in force implemented in the fourth quarter of 2005. These were partially offset by increases in occupancy, furniture and equipment expenses related to operations for the last 49 days from the Centrue merger. In addition, performance for the full year of 2006 was negatively impacted by integration and related costs recorded in the fourth quarter specific to the Centrue merger.

Return on average assets was 0.69% for the year ended December 31, 2006 compared to 0.63% for the same period in 2005. Return on average stockholders' equity was 6.69% for the year ended December 31, 2006 compared to 6.06% for the same period in 2005.

         2005 compared to 2004. Net income equaled $4,173 or $0.99 per diluted share for the year ended December 31, 2005 as compared to net income of $4,803 or $1.12 per diluted share for the year ended December 31, 2004. This represents a 13.1% decrease in net income and an 11.6% decrease in diluted per share earnings in the current fiscal year over fiscal 2004.

The Company's annual results were lower in 2005 versus 2004 due to the $1,700 net gain on sale (after allocating a portion of the intangible assets and goodwill, taxes and applicable expenses) associated with the Company's divestiture of five western Illinois sales and service center locations recorded in the third quarter of 2004. Also contributing to the change were volume related decreases in net interest income and other fee based revenue largely related to the sale of the West region. Positively impacting earnings were decreases in the provision for loan losses due to continued improvement in asset quality levels and volume related decreases in noninterest expense categories due to the sale of the West region.

Return on average assets was 0.63% for the year ended December 31, 2005 compared to 0.65% for the same period in 2004. Return on average stockholders' equity was 6.06% for the year ended December 31, 2005 compared to 7.06% for the same period in 2004.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


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

         2006 compared to 2005. Net interest income, on a tax equivalent basis, was $23,104 for the year ended December 31, 2006, compared with $21,587 earned during the same period in 2005. This represented an increase of $1,517 or 7.0%. The increase in net interest income is attributable to the year-over-year improvement in income earned on interest earning assets totaling $9,156 exceeding the year-over-year increase of interest expense paid on interest bearing liabilities totaling $7,645.

The $9,156 increase in interest income resulted from improvements of $4,066 related to volume and $5,090 due to rates. The majority of the change in interest income was related to yield increases of 63 basis points in the loan portfolio and 89 basis points in the security portfolio. Also, contributing was the $53,185 improvement in earning-assets largely related to the merger with Centrue in the fourth quarter.

The $7,200 increase in interest expense resulted from increases of $4,906 associated with rate and $2,294 due to volume. The majority of the change was attributable to a 106 basis point increase in rates paid on total time deposits due to repricing of short-term instruments in a higher interest rate environment. Also contributing to the increase was higher expense caused by the addition of interest-bearing liabilities largely related to the merger with Centrue in the fourth quarter.

The net interest margin decreased 9 basis points to 3.47% for the year ended December 31, 2006 from 3.56% during the same period in 2005. The decrease resulted primarily from the result of an inverted yield curve and competitive pressures in pricing loans and deposits.

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

The $328 reduction in interest income resulted from a decrease of $3,748 related to volume partially offset by $3,420 improvement due to rates. The majority of the change in interest income was related to a decline in the average loan balance caused by the sale of the West region, as well as the loan portfolio declining due to normal paydowns, softening of loan demand, and exiting of high-balance, high-risk credits from portfolio. This loss in volume overcame a 44 basis point increase in yields earned on average loans.

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The net interest margin increased 22 basis points to 3.56% for the year ended December 31, 2005 from 3.34% during the same period in 2004. The increase resulted primarily from the result of the overall rising interest rate environment and a more disciplined approach to pricing.

The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts, and the average rate paid during 2006, 2005 and 2004. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same period. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME
                                                                   For the Years Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                 2006                            2005                              2004
                                   -----------------------------    ------------------------------    -----------------------------
                                               Interest                         Interest                         Interest
                                   Average     Income/   Average    Average     Income/    Average    Average    Income/    Average
                                   Balance     Expense    Rate      Balance     Expense     Rate      Balance    Expense     Rate
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
ASSETS
Interest-earning assets
   Interest-earning deposits       $    736    $     16     2.17%   $    147    $      7      4.65%   $    137   $       2     1.46%
   Securities (1)
      Taxable                       183,443       8,784     4.79     169,468       6,331      3.73     192,835       5,925     3.06
      Nontaxable (2)                 21,711       1,479     6.81      21,076       1,504      7.14      26,066       1,848     7.07
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
Total securities (tax equivalent)   205,154      10,263     5.00     190,544       7,835      4.11     218,901       7,773     3.54
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
Federal funds sold                    6,846         363     5.30       3,785         115      3.23       3,433          46     1.39
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
      Loans (3)(4)
         Commercial                 120,328       8,958     7.44     117,571       8,131      6.92     130,436       7,467     5.71
         Real estate                334,119      23,529     7.04     277,267      17,640      6.36     286,280      17,499     6.10
Installment and other                10,521       1,326    12.60      16,945       1,571      9.27      30,889       2,840     9.17
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
            Gross loans
             (tax equivalent)       464,968      33,813     7.27     411,783      27,342      6.64     447,605      27,806     6.20
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
               Total interest-
                earning assets      677,704      44,455     6.56     606,259      35,299      5.82     670,076      35,627     5.30
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
Noninterest-earning assets
   Cash and cash equivalents         18,818                           18,874                            21,497
   Premises and equipment, net       16,810                           13,782                            15,533
   Other assets                      35,631                           24,138                            24,879
                                   --------                         --------                          --------
      Total non-interest-earning
       assets                        71,259                           56,794                            61,909
                                   --------                         --------                          --------

         Total assets              $748,963                         $663,053                          $731,985
                                   ========                         ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
   NOW accounts                    $ 74,328    $  1,313     1.77%   $ 72,722    $    915      1.26%   $ 57,887   $     319     0.55%
   Money market accounts             62,778       1,876     2.99      59,160       1,080      1.83      94,074       1,166     1.24
   Savings deposits                  45,343         315     0.69      42,122         212      0.50      47,337         265     0.56
   Time $100,000 and over           209,030       8,865     4.11     148,238       4,522      3.05     148,701       3,836     2.57
   Other time deposits              137,470       5,835     4.12     136,745       4,181      3.06     156,198       4,323     2.76
   Federal funds purchased and
     repurchase agreements            9,947         407     4.09       6,243         197      3.16       5,099          98     1.92
   Advances from FHLB                46,499       1,824     3.92      54,571       2,128      3.91      70,359       2,887     4.09
   Notes payable and other           11,303         916     8.15       9,176         477      5.20       8,033         357     4.43
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
      Total interest-bearing
       liabilities                  596,698      21,351     3.50     528,977      13,712      2.59     587,688      13,251     2.25
                                   --------    --------   ------    --------    --------   -------    --------   ---------   ------
Noninterest-bearing liabilities
   Non-interest-bearing deposits     68,650                           61,040                            71,912
   Other liabilities                  6,104                            4,133                             4,503
                                   --------                         --------                          --------
      Total non-interest-bearing
       liabilities                   74,754                           65,173                            76,415
                                   --------                         --------                          --------
   Stockholders' equity              77,511                           68,903                            67,882
                                   --------                         --------                          --------
   Total liabilities and
    stockholders' equity           $748,963                         $663,053                          $731,985
                                   ========                         ========                          ========
   Net interest income
    (tax equivalent)                           $ 23,104                         $ 21,587                         $  22,376
                                               ========                         ========                         =========
   Net interest income
    (tax equivalent) to
    total earning assets                                    3.47%                             3.56%                            3.34%
                                                          ======                           =======                           ======
   Interest-bearing liabilities
    to earning assets                 88.05%                           87.25%                            87.70%
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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

                             RATE/VOLUME ANALYSIS OF
                               NET INTEREST INCOME

                                                               For the Years Ended December 31,
                                  -------------------------------------------------------------------------------------
                                          2006 Compared to 2005                        2005 Compared to 2004
                                  ----------------------------------------     ----------------------------------------
                                               Change Due to                                Change Due to
                                  ----------------------------------------     ----------------------------------------
                                    Volume          Rate            Net          Volume          Rate           Net
                                  ----------     ----------     ----------     ----------     ----------     ----------
Interest income:
  Interest-earning deposits       $       14     $       (5)    $        9     $       --     $        5     $        5
  Investment securities:
     Taxable                             552          1,901          2,453           (778)         1,184            406
     Nontaxable                           83           (108)           (25)          (310)           (34)          (344)
  Federal funds sold                     138            110            248              4             65             69
  Loans                                3,279          3,192          6,471         (2,664)         2,200           (464)
                                  ----------     ----------     ----------     ----------     ----------     ----------

     Total interest income             4,066          5,090          9,156         (3,748)         3,420           (328)
                                  ----------     ----------     ----------     ----------     ----------     ----------

Interest expense:
  NOW accounts                            21            377            398             99            497            596
  Money market accounts                   70            726            796           (524)           438            (86)
  Savings deposits                        17             86            103            (27)           (26)           (53)
  Time, $100,000 and over              2,022          2,223          4,245            (12)           698            686
  Other time                              21          1,733          1,754           (576)           434           (142)
  Federal funds purchased and
    repurchase agreements                140             70            210             26             73             99
  Advances from FHLB                    (311)             6           (305)          (634)          (125)          (759)
  AG & Comm Participations                --             --             --             --             --             --
  Notes payable                          129            315            444             54             66            120
                                  ----------     ----------     ----------     ----------     ----------     ----------

     Total interest expense            2,109          5,536          7,645         (1,594)         2,055            461
                                  ----------     ----------     ----------     ----------     ----------     ----------

        Net interest income       $    1,957     $     (446)    $    1,511     $   (2,154)    $    1,365     $     (789)
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

         2006 compared to 2005. The 2006 provision for loan losses charged to operating expense totaled ($1,275), a decrease of $1,525 in comparison to the $250 recorded during the same period for 2005. The decrease in the provision for loan losses was largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end 2005 with a specific reserve allocation of $1,500. Also contributing to management's decision to make the

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

reverse provision were continued improvements in the quality of the loan portfolio, and favorable loan loss experience. Furthermore, this was positively impacted by loan resolutions, either through charge-off of nonbankable assets or through successful workout strategies that were executed throughout 2006. Net charge-offs for the year ended December 31, 2006 were $1,020 compared with $1,620 in the same period of 2005. Annualized net charge-offs decreased to 0.22% of average loans for 2006 compared to 0.39% in the same period in 2005.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

         2005 compared to 2004. The 2005 provision for loan losses charged to operating expense totaled $250, a decrease of $1,674 in comparison to the $1,924 recorded during the same period for 2004. The decrease in the provision for loan losses was due to the continued improvement in the management of the nonperforming and action/watch list loans from year-end 2004 to year-end 2005, including improved problem asset identification. Furthermore, this was positively impacted by loan resolutions, either through charge-off of nonbankable assets or through successful workout strategies that were executed throughout 2005. Net charge-offs for the year ended December 31, 2005 were $1,620 compared with $1,029 in the same period of 2004. Annualized net charge-offs increased to 0.39% of average loans for 2005 compared to 0.23% in the same period in 2004.

Noninterest Income. Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                               NONINTEREST INCOME
                             (Dollars in Thousands)

                                                                        Years Ended December 31,
                                                                ----------------------------------------
                                                                   2006           2005           2004
                                                                ----------     ----------     ----------
Service charges                                                 $    2,473     $    1,996     $    2,866
Merchant fee income                                                     --             --             56
Trust income                                                           858            811            740
Mortgage banking income                                              1,113          1,350          2,020
Brokerage commissions and fees                                         326            513            525
Bank owned life insurance (BOLI)                                       628            545            573
Securities gains (losses), net                                        (104)           (79)           123
Gain on sale of assets                                                 (14)             4          4,263
Other income                                                         1,408          1,158          1,212
                                                                ----------     ----------     ----------

    Total noninterest income from continuing operations $            6,688     $    6,298     $   12,378

Amounts reclassed to discontinued operations                            --          1,304          1,724
                                                                ----------     ----------     ----------

Previously reported noninterest income levels                   $    6,688     $    7,602     $   14,102
                                                                ==========     ==========     ==========

         2006 compared to 2005. Noninterest income for continuing operations totaled $6,688 for the year ended December 31, 2006, as compared to $6,298 for the same timeframe in 2005. This represented an increase of $390 or 6.2% in 2006 over the prior period. Excluding net securities losses and the gains on sale of other assets, noninterest income shows a year-over-year increase of $433 or 6.8%.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The increase reflected higher service charges and fees received on items drawn on customer accounts with insufficient funds (included in service charges), and variable-related improvement in electronic banking card-based fees. Also contributing to the change was the recognition of revenue generated from the Centrue merger for 49 days.

These improvements were partially offset by declines in revenue generated from the brokerage product line due to a change in the mix of products sold during the year and the mortgage banking division. The decrease in mortgage banking income, which includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights), was due to a shortfall in the production of new mortgage loans originated. The remaining categories remained relatively stable with only slight year-over-year changes.

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

Excluding net securities gains and gains on sale of the branches and the credit card portfolio, the decrease in noninterest income was related to a $670 decline in mortgage banking income, an $870 decrease in service charges and $416 decline in insurance commissions. Decreases in service charges and other fee based revenue were largely due to volume associated with the sale of the West region's branches in 2004. The decrease in insurance commission fees was due to account retention issues and lower than anticipated new account production. The remaining categories remained relatively stable with only slight year-over-year changes.

Mortgage banking income, which includes gains generated from the sale of loans and net servicing revenue (after amortization of mortgage servicing rights), was lower in 2005 due to a decrease in mortgage origination volume slightly offset by an increase in revenue generated by the servicing rights portfolio due to the slowdown in refinancing activity.

         Noninterest Expense. Noninterest expense for continuing operations is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                              NONINTEREST EXPENSE
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                   2006           2005           2004
                                                                ----------     ----------     ----------
Salaries and employee benefits                                  $   12,181     $   12,546     $   13,841
Occupancy expense, net                                               1,714          1,488          2,333
Furniture and equipment expenses                                     2,276          1,852          2,103
Marketing                                                              697            491            604
Supplies and printing                                                  421            343            422
Telephone                                                              490            425            523
Other real estate expense                                               16             59              8
Amortization of intangible assets                                      416            120            241
Other expense                                                        4,512          4,019          4,785
                                                                ----------     ----------     ----------

    Total noninterest expense for continuing operations $           22,723     $   21,343     $   24,860

Amounts reclassed to discontinued operations                            --          1,622          2,121
                                                                ----------     ----------     ----------

Previously reported noninterest expense levels                  $   22,723     $   22,965     $   26,981
                                                                ==========     ==========     ==========

         2006 compared to 2005. Noninterest expense for continuing operations totaled $22,723 for the year ended December 31, 2006, as compared to $21,343 for the same timeframe in 2005. This represented an increase of $1,380 or 6.5% in 2006 from 2005.

Adversely impacting expense levels was approximately $767 in acquisition and integration costs related to accelerated share-based compensation, employee bonus and severance payments, contract termination costs, marketing related advertising and promotional items, and accelerated depreciation expense for assets being phased out. Also contributing to the increase were costs associated with the operation of 21 additional branches resulting from the Centrue merger. These increased costs were offset by $1,608 in savings from salaries and employee benefits expense related to a reduction in force plan implemented during the fourth quarter of 2005 intended to realign expense levels with revenue levels. The remaining categories remained relatively stable with only slight year-over-year changes.

         2005 compared to 2004. Noninterest expense totaled $22,965 for the year ended December 31, 2005, as compared to $26,981 for the same timeframe in 2004. This represented a decrease of $4,016 or 14.9% in 2005 from 2004. Approximately 40% of the improvement in noninterest expense levels was due to $1,621 in cost savings from salaries and employee benefits expense related to the sale of the West region's branches. Also contributing to the change were volume related decreases in occupancy expense of $890, furniture and equipment of $280 and other expense of $798 related to the branch sales in 2004.

         Applicable Income Taxes. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
Income from continuing operations before income taxes      $    7,747     $    5,698     $    7,195
Applicable income taxes                                         2,145          1,319          2,173
Effective tax rates                                              27.7%          23.2%          30.2%

The Company recorded income tax expense of $2,145 and $1,319 for 2006 and 2005, respectively. Effective tax rates equaled 27.7% and 23.2% respectively, for such periods. During the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding this refund, the effective tax rate for 2005 would have been 27.0%.

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

       Preferred Stock Dividends. The Company paid $207 of preferred stock dividends in 2006, 2005 and 2004.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of Centrue Bank depends, to a substantial extent, on "rate differentials," i.e., the differences between the income Centrue Bank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of Centrue Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The tables below present the Company's projected changes in net interest income for 2006 and 2005 for the various rate shock levels.

December 31, 2006                        Net Interest Income
-----------------            ----------------------------------------
                                Amount         Change        Change
                             ----------     ----------     ----------
                                         (Dollars in Thousands)

+200 bp                      $   42,539     $    2,215           5.49%
+100 bp                          41,482          1,157           2.87
Base                             40,325             --             --
-100 bp                          38,795         (1,529)         (3.79)
-200 bp                          35,980         (4,345)        (10.77)

Based on the Company's model at December 31, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 5.49% or approximately $2,215. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $4,345 or 10.77%.

December 31, 2005                        Net Interest Income
-----------------            ----------------------------------------
                                Amount         Change        Change
                             ----------     ----------     ----------
                                         (Dollars in Thousands)
+200 bp                      $   23,043     $      959           4.34%
+100 bp                          22,629            545           2.47
Base                             22,084             --             --
-100 bp                          21,314           (770)         (3.49)
-200 bp                          19,744         (2,340)        (10.59)

Based on the Company's model at December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 4.34% or approximately $959. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,340 or 10.59%.

Financial Condition

         Loans and Asset Quality. Total loans increased $419,419 primarily due to loans acquired as part of the Centrue merger, which included $47,716 of commercial, $4,099 of agriculture, $379,233 of real estate, and $5,411 of installment loans. The largest impact on the overall loan portfolio mix due to the merger in relative percentage was an increase in 1-4 family loans from 13.9% to 27.1% of total loans.

        The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company's loans are diversified by borrower and industry group.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

         The following table describes the composition of loans by major categories outstanding:

                             (Dollars in Thousands)
                                 LOAN PORTFOLIO

                                                         Aggregate Principal Amount
                                  ----------------------------------------------------------------------
                                                                December 31,
                                  ----------------------------------------------------------------------
                                     2006           2005           2004           2003           2002
                                  ----------     ----------     ----------     ----------     ----------
Commercial                        $  154,829     $   91,537     $   91,941     $  105,767     $  100,189
Agricultural                          23,118         26,694         28,718         33,766         36,467
Real estate:
   Commercial mortgages              274,909        126,503        129,597        134,985        147,253
   Construction                      116,608         68,508         38,882         30,674         24,486
   Agricultural                       27,624         33,033         30,601         37,092         34,688
   1-4 family mortgages              226,884         57,920         77,566         94,163         87,411
Installment                           11,998         12,747         21,502         37,415         49,949
Other                                    974            583            468          2,950          2,786
                                  ----------     ----------     ----------     ----------     ----------
Total loans                          836,944        417,525        419,275        476,812        483,229
Allowance for loan losses            (10,835)        (8,362)        (9,732)        (9,011)        (6,450)
                                  ----------     ----------     ----------     ----------     ----------

   Loans, net                     $  826,109     $  409,163     $  409,543     $  467,801     $  476,779
                                  ==========     ==========     ==========     ==========     ==========

                                                         Aggregate Principal Amount
                                  ----------------------------------------------------------------------
                                                      Percentage of Total Loan Portfolio
                                  ----------------------------------------------------------------------
                                                                December 31,
                                  ----------------------------------------------------------------------
                                     2006           2005           2004           2003           2002
                                  ----------     ----------     ----------     ----------     ----------
Commercial                             18.50%         21.92%         21.93%         22.18%         20.73%
Agricultural                            2.76           6.39           6.85           7.08           7.55
Real estate:
   Commercial mortgages                32.85          30.31          30.91          28.31          30.47
   Construction                        13.93          16.41           9.27           6.43           5.07
   Agricultural                         3.30           7.91           7.30           7.78           7.18
   1-4 family mortgages                27.11          13.87          18.50          19.75          18.08
Installment                             1.43           3.05           5.13           7.85          10.34
Other loans                             0.12           0.14           0.11           0.62           0.58
                                  ----------     ----------     ----------     ----------     ----------

   Gross loans                        100.00%        100.00%        100.00%        100.00%        100.00%
                                  ==========     ==========     ==========     ==========     ==========

As of December 31, 2006 and 2005, commitments of Centrue Bank (and its predecessors) under standby letters of credit and unused lines of credit totaled approximately $203,745 and $87,510, respectively.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2006 were as follows:

                           STATED LOAN MATURITIES (1)
                             (Dollars in Thousands)

                                    Within          1 to 5        After 5
                                    1 Year          Years          Years         Total
                                  ----------     ----------     ----------     ----------
Commercial                        $   77,060     $   56,319     $   17,265     $  150,644
Agricultural                          20,016          5,203          1,714         26,933
Real estate                          123,611        210,420        312,547        646,578
Installment                            2,802          9,473            514         12,789
                                  ----------     ----------     ----------     ----------

    Total                         $  223,489     $  281,415     $  332,040     $  836,944
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

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2006 were as follows:

                                 LOAN REPRICING
                             (Dollars in Thousands)

                                    Within          1 to 5        After 5
                                    1 Year          Years          Years         Total
                                  ----------     ----------     ----------     ----------

Fixed rate                        $   57,010     $  188,743     $  138,527     $  384,280
Variable rate                        310,947        122,630          7,328        440,905
Nonaccrual                             9,831          1,241            687         11,759
                                  ----------     ----------     ----------     ----------

    Total                         $  377,788     $  312,614     $  146,542     $  836,944
                                  ==========     ==========     ==========     ==========

         Nonperforming Assets. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. Centrue Bank makes a determination as to collectibility on a case-by-case basis. Centrue Bank considers both the adequacy of the collateral and the other resources of the

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

The following table sets forth a summary of nonperforming assets:

                              NONPERFORMING ASSETS
                             (Dollars in Thousands)

                                                                     December 31,
                                       ----------------------------------------------------------------------
                                          2006           2005           2004           2003           2002
                                       ----------     ----------     ----------     ----------     ----------
Nonaccrual loans                       $   11,759     $    3,082     $    3,649     $    8,149     $    3,931
Loans 90 days past due and still
  accruing interest                            --            922            553            328            829
                                       ----------     ----------     ----------     ----------     ----------

   Total nonperforming loans               11,759          4,004          4,202          8,477          4,760
Other real estate owned                     2,136            203            420            227          1,557
                                       ----------     ----------     ----------     ----------     ----------

   Total nonperforming assets          $   13,895     $    4,207     $    4,622     $    8,704     $    6,317
                                       ==========     ==========     ==========     ==========     ==========

Nonperforming loans to total loans           1.40%          0.96%          1.00%          1.78%          0.99%
Nonperforming assets to total loans          1.66           1.01           1.10           1.83           1.31
Nonperforming assets to total assets         1.08           0.62           0.69           1.10           0.80

The level of nonperforming loans at December 31, 2006 increased to $11,759 versus the $4,004 that existed as of December 31, 2005. The increase of $7,755 was largely related to $10,230 that was added to nonaccrual loans as part of the Centrue merger and offset by a decrease of $2,475 related to resolutions of nonbankable loans or through successful workout strategies executed throughout 2006. The level of nonperforming loans to total end of period loans was 1.40% at December 31, 2006, as compared to 0.96% at December 31, 2005. The reserve coverage ratio (allowance to nonperforming loans) was reported at 92.14% as of December 31, 2006 as compared to 208.84% as of December 31, 2005.

         Other Potential Problem Loans. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $1,757 at December 31, 2006 as compared to $2,879 at December 31, 2005. The classification of these loans, however, does not imply that management expects losses on each of these loans. Rather, management believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2006:

                             OTHER REAL ESTATE OWNED
                             (Dollars in Thousands)

                                                  Number         Net Book
                                                    of           Carrying
                                                  Parcels          Value
                                                 ----------     ----------
Developed property                                       11     $    1,980
Vacant land or unsold lots                                2            156
                                                 ----------     ----------
    Total other real estate owned                        13     $    2,136
                                                 ==========     ==========

         Allowance for Loan Losses. In conjunction with the Centrue merger, the Company acquired $436,459 in net loans. Centrue's allowance for loan losses at the acquisition date, not allocated to impaired loans, was $4,767. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3") and determined that certain loans acquired in the merger had evidence of deterioration of credit quality since origination and were probable that all contractual required payments would not be collected on these loans. The Company determined that 54 loans with a book value totaling approximately $11,796 and a fair value of $9,379 were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $2,416. Accordingly, the Company recorded $4,767 of allowance for loan losses on loans not subject to SOP 03-3.

At December 31, 2006, the allowance for loan losses was $10,835 or 1.29% of total loans as compared to $8,362 or 2.00% at December 31, 2005. The Company recorded a negative provision of ($1,275) to the allowance for loan losses largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve allocation of $1,500. Also contributing to management's decision to make the reverse provision were continued improvements in the quality of the loan portfolio and favorable loan loss experience.

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table presents a detailed analysis of the Company's allowance for loan losses:

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                      December 31,
                                            --------------------------------------------------------------
                                               2006         2005         2004         2003         2002
                                            ----------   ----------   ----------   ----------   ----------
Beginning balance                           $    8,362   $    9,732   $    9,011   $    6,450   $    6,295

Charge-offs:
   Commercial                                      552          342        1,497        4,791        2,561
   Real estate mortgages                         1,044        1,611          389          626          683
   Installment and other loans                      88          367          578          812          634
                                            ----------   ----------   ----------   ----------   ----------
      Total charge-offs                          1,684        2,320        2,464        6,229        3,878
                                            ----------   ----------   ----------   ----------   ----------

Recoveries:
   Commercial                                      223          394        1,021          415          354
   Real estate mortgages                           357          208          230           46           41
   Installment and other loans                      85           98          184           93           64
                                            ----------   ----------   ----------   ----------   ----------
      Total recoveries                             665          700        1,435          554          459
                                            ----------   ----------   ----------   ----------   ----------

Net charge-offs                                  1,019        1,620        1,029        5,675        3,419
                                            ----------   ----------   ----------   ----------   ----------
Provision for loan losses                       (1,275)         250        1,924        8,236        3,574
Reduction due to sale of loans                      --           --          174           --           --
Increase due to merger                           4,767           --           --           --           --
                                            ----------   ----------   ----------   ----------   ----------
Ending balance                              $   10,835   $    8,362   $    9,732   $    9,011   $    6,450
                                            ==========   ==========   ==========   ==========   ==========

Period end total loans                      $  836,944   $  417,525   $  419,275   $  476,812   $  483,229
                                            ==========   ==========   ==========   ==========   ==========

Average loans                               $  464,968   $  411,783   $  447,605   $  482,343   $  490,360
                                            ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs to
  average loans                                   0.22%        0.39%        0.23%        1.18%        0.70%
Ratio of provision for loan losses
  to average loans                               (0.27)        0.06         0.43         1.71         0.73
Ratio of allowance for loan losses
  to ending total loans                           1.29         2.00         2.32         1.89         1.33
Ratio of allowance for loan losses
  to total nonperforming loans                   92.14       208.84       231.60       106.30       135.50
Ratio of allowance at end of period
  to average loans                                2.33         2.03         2.17         1.87         1.32

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

                                                       ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                     (Dollars in Thousands)

                                                                         December 31,
                              ------------------------------------------------------------------------------------------------
                                    2006                2005                2004                2003                2002
                              ----------------    ----------------    ----------------    ----------------    ----------------
                                         Loan                Loan                Loan                Loan                Loan
                                       Category            Category            Category            Category            Category
                                       to Gross            to Gross            to Gross            to Gross            To Gross
                              Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                              -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
Commercial                    $ 4,888    21.84%   $ 7,386    28.32%   $ 6,035    28.78%   $ 4,935    29.26%   $ 2,863    28.28%
Real estate                     5,668    76.61        773    68.49      3,311    65.98      2,846    62.27      2,110    60.80
Installment and other loans       279     1.55        203     3.19        386     5.24        593     8.47        719    10.92
Unallocated                        --       --         --       --         --       --        637       --        758       --
                              -------   ------    -------   ------    -------   ------    -------   ------    -------   ------

   Total                      $10,835   100.00%   $ 8,362   100.00%   $ 9,732   100.00%   $ 9,011   100.00%   $ 6,450   100.00%
                              =======   ======    =======   ======    =======   ======    =======   ======    =======   ======

         Securities Activities. The Company's consolidated securities portfolio, which represented 28.7% of the Company's average earning asset base as of December 31, 2006, as compared to 31.4% as of December 31, 2005, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist of Federal Reserve stock, Federal Home Loan Bank stock, and trust preferred stock. The Company's financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $298,692 at December 31, 2006 compared to $196,440 at December 31, 2005 primarily resulting from $125,756 in securities added as a result of the Centrue merger. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the composition of securities by major category and maturity:

                                                             SECURITIES PORTFOLIO
                                                            (Dollars in Thousands)

                                                                 December 31,
                                  ----------------------------------------------------------------------------
                                            2006                     2005                      2004
                                  -----------------------   -----------------------   -----------------------
                                                 % of                     % of                       % of
                                    Amount     Portfolio      Amount     Portfolio     Amount      Portfolio
                                  ----------   ----------   ----------   ----------   ----------   ----------
Available-for-Sale
   U.S. government agencies          126,039       42.21        30,858        15.71       20,924        10.92
   U.S. government agency
     mortgage backed securities       69,579       23.29       101,022        51.43      117,500        61.30
   States and political
     subdivisions                     41,471       13.88        18,400         9.37       24,647        12.86
   Collateralized mortgage
     obligations                      27,237        9.12        20,937        10.66        2,486         1.30
   Corporate bonds                     8,764        2.93         6,907         3.52        8,239         4.30
   Other securities                   25,602        8.57        18,316         9.32       17,865         9.32
                                  ----------   ----------   ----------   ----------   ----------   ----------

        Total                     $  298,692      100.00%   $  196,440       100.00%  $  191,661       100.00%
                                  ==========   ==========   ==========   ==========   ==========   ==========


The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2006. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------



                                                                 MATURITY SCHEDULE
                                                               (Dollars in Thousands)

                                                                     Maturing
                         ---------------------------------------------------------------------------------------
                                               After 1 but         After 5 but
                           Within 1 Year      Within 5 Years     Within 10 Years      After 10 Years     Total
                         ----------------    ----------------    ----------------    ----------------   --------
                          Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield    Amount
                         --------   -----    --------   -----    --------   -----    --------   -----   --------
Available-for-Sale
U.S. government
  agencies and
  corporations           $ 19,220   4.770%   $103,709   5.011%   $  3,110   6.000%   $     --      --%  $126,039
U.S. government
  agency mortgage
  backed securities            --      --       2,913   5.434       7,602   5.040      59,064   5.207     69,579
States and political
  subdivisions (1)          3,724   6.126      24,918   5.736       8,983   6.338       3,846   5.719     41,471
Collateralized
  mortgage obligations         59   4.241          --      --          --      --      27,178   5.500     27,237
Corporate bonds             6,030   5.778       2,734   4.980          --      --          --              8,764
                         --------   -----    --------   -----    --------   -----    --------   -----   --------
     Total               $ 29,033            $134,274            $ 19,695            $ 90,088           $273,090
                         ========            ========            ========            ========           ========

-----------------------
(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

         Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $597,599 for 2006, representing an increase of $77,572 or 13.0% compared with the average balance of total deposits for 2005 primarily resulting from $523,630 in deposits added as a result of the Centrue merger.

The following table sets forth certain information regarding Centrue Bank's average deposits:

                                                                AVERAGE DEPOSITS
                                                             (Dollars in Thousands)

                                                         For the Years Ended December 31,
                           -----------------------------------------------------------------------------------------
                                        2006                          2005                          2004
                           ---------------------------    ---------------------------    ---------------------------
                                         %      Average                 %      Average                %      Average
                            Average     of       Rate      Average     of       Rate      Average     of       Rate
                            Amount     Total     Paid      Amount     Total     Paid      Amount     Total     Paid
                           --------   ------    ------    --------   ------    ------    --------   ------    ------
Non-interest-bearing
  demand deposits          $ 68,650    11.49%       --%   $ 61,040    11.74%       --%   $ 71,912    12.48%       --%
Savings accounts             45,343     7.59      0.69      42,122     8.10      0.50      47,337     8.22      0.56
Interest-bearing
  demand deposits           137,106    22.94      2.33     131,882    25.36      1.51     151,961    26.38      0.98
Time, less than $100,000    137,470    23.00      4.12     136,745    26.30      3.06     156,198    27.11      2.76
Time, $100,000 or more      209,030    34.98      4.11     148,238    28.50      3.05     148,701    25.81      2.57
                           --------   ------    ------    --------   ------    ------    --------   ------    ------

     Total deposits        $597,599   100.00%     2.97%   $520,027   100.00%     2.10%   $576,109   100.00%     1.72%
                           ========   ======    ======    ========   ======    ======    ========   ======    ======

As of December 31, 2006, average time deposits over $100,000 represented 34.98% of total average deposits, compared with 28.5% of total average deposits as of December 31, 2005. The Company's large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2006:

                        TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in Thousands)

Maturity Range

Three months or less                                                 $  120,744
Over three months through six months                                     37,826
Over six months through twelve months                                    22,081
Over twelve months                                                       50,750
                                                                     ----------

    Total                                                            $  231,401
                                                                     ==========

         Return on Equity and Assets. The following table presents various ratios for the Company:

                           RETURN ON EQUITY AND ASSETS

                                                   For the Years Ended
                                                      December 31,
                                           ------------------------------------
                                               2006        2005         2004
                                           ----------   ----------   ----------
Return on average assets                         0.69%        0.63%        0.65%
Return on average equity                         6.69         6.06         7.06
Average equity to average assets                10.35        10.39         9.27
Dividend payout ratio for common stock          27.05        43.39        36.42

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

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net increase in cash and cash equivalents of $15,837 from December 31, 2005 to December 31, 2006.

During 2006, the Company experienced net cash inflows of $53,963 in investing activities primarily due to proceeds from maturities, paydowns, and sales of securities and cash acquired in merger and $7,411 from operating activities largely due to net income and proceeds from net loans sales and net income. In contrast, net cash outflows of $45,500 were used in financing activities due to decreases in deposits and advances from the Federal Home Loan Bank.

Centrue Bank's securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2006, 25.68% of Centrue Bank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, Centrue Bank's liquidity could be adversely affected. Currently, the maturities of Centrue Bank's large time deposits are spread throughout the year, with 52.2% maturing in the first quarter of 2007, 16.4% maturing in the second quarter of 2007, 9.5% maturing in the third and fourth quarters of 2007, and the remaining 21.9% maturing thereafter. Centrue Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The Company's borrowings included trust preferred securities and notes payable at December 31, 2006 in the principal amount of $10,000 each for Kankakee Capital Trust and Centrue Statutory Trust, $7,850 payable to the Company's principal correspondent bank, shareholder note for $1,200 related to the purchase of Parrish Bank and $149 payable to individuals related to the purchase of the Howard Marshall Agency. The note to the Company's principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company's stock in the Bank. The note related to the purchase of the Howard Marshall Agency requires monthly principal and interest payments. The shareholder note requires bi-annual payments of $500 at an imputed interest rate.

The Company's principal source of funds for repayment of the indebtedness is dividends from Centrue Bank. At December 31, 2006, approximately $1,946 was available for dividends without regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2006:

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                         Payments Due by Period
                                                 ----------------------------------------------------------------------
                                                  Within 1                                      After
Contractual Obligations                             Year         1-3 Years      4-5 Years      5 Years          Total
                                                 ----------     ----------     ----------     ----------     ----------
Short-term debt                                  $    7,850     $       --     $       --     $       --     $    7,850
Long-term debt                                           --            149             --          1,016          1,165
Certificates of deposit                             432,188        123,474         15,255            723        571,640
Operating leases                                        429            891            949            480          2,749
Severance payments                                       97             --             --             --             97
Series B Mandatory redeemable
       preferred stock                                   --            831             --             --            831
Subordinated Debentures                                  --             --             --         20,620         20,620
FHLB Advances                                        31,530         18,352          8,200          5,065         63,147
                                                 ----------     ----------     ----------     ----------     ----------

 Total contractual cash obligations              $  472,094     $  143,697     $   24,404     $   27,904     $  668,099
                                                 ==========     ==========     ==========     ==========     ==========

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2006, the Company had $192,808 in outstanding loan commitments including outstanding commitments for various lines of credit. The Company also has $10,937 of standby letters of credit as of December 31, 2006. See Note 18 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

    Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at December 31, 2006 was $118,191, an increase of $52,116 or 78.9%, from December 31, 2005. The increase in stockholders' equity was largely the result of the issuance of common stock related to the Centrue merger and net income for the period partially offset by dividends paid to shareholders. These increases were partially offset by cash outlays of common stock and preferred stock dividends, and purchase of treasury stock. Average equity as a percentage of average assets was 10.35% at December 31, 2006, compared to 10.39% at December 31, 2005. Book value per common share equaled $18.23 at December 31, 2006, an increase from $17.23 reported at the end of 2005.

    Stock Repurchase Programs

Following the closing of the Centrue merger, the Company's board voted to terminate the former UnionBancorp, Inc. stock repurchase plan. In its place, the Company adopted a new stock repurchase plan, providing for the repurchase of up to 5%, or approximately 370,000 shares, of the combined company's common stock outstanding over the next 18 months in the open market or in privately negotiated transactions.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

    Capital Measurements

Centrue Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.8% and 11.9%, respectively, at December 31, 2006. The decline in the respective capital ratios was primarily due to an increase in goodwill and other intangible assets in connection with the Centrue merger. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2006, the Tier 2 risk-based capital was comprised of $10,835 in allowance for loan losses (limited to 1.25% of risk-weighted assets). The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with the 1996 acquisition of Prairie.

The following table sets forth an analysis of the Company's capital ratios:

                            RISK-BASED CAPITAL RATIOS
                             (Dollars in Thousands)

                                                                December 31,                   Minimum          Well
                                                 ----------------------------------------      Capital       Capitalized
                                                    2006           2005           2004          Ratios         Ratios
                                                 ----------     ----------     ----------     ----------     ----------
Tier 1 risk-based capital                        $   99,869     $   60,546     $   63,347
Tier 2 risk-based capital                            10,835          6,266          6,067
                                                 ----------     ----------     ----------
Total capital                                       110,704         66,812         69,414
Risk-weighted assets                                926,874        501,342        485,325
Capital ratios
    Tier 1 risk-based capital                          10.8%          12.1%          13.0%           4.0%           6.0%
    Tier 2 risk-based capital                          11.9           13.3           14.3            8.0           10.0
    Leverage ratio                                      7.9            9.0            9.5            4.0            5.0

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

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm......................48

Consolidated Balance Sheets (December 31, 2006 and 2005) ....................49

Consolidated Statements of Income
        (For the years ended December 31, 2006, 2005 and 2004)...............50

Consolidated Statements of Stockholders' Equity
        (For the years ended December 31, 2006, 2005 and 2004)...............52

Consolidated Statements of Cash Flows
        (For the years ended December 31, 2006, 2005 and 2004)...............54

Notes  ......................................................................56

                               Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference by Note 24 to the Notes to Consolidated Financial Statements contained herein.

[GRAPHIC OMITTED]
 Crowe (TM)


    Crowe Chizek and Company LLC
    Member Horwath International


             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
Centrue Financial Corporation
Ottawa, Illinois


We have audited the accompanying balance sheets of Centrue Financial Corporation as of December 31, 2006 and 2005, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


                                            /s/ Crowe Chizek and Company LLC
                                            -----------------------------------
                                            Crowe Chizek and Company LLC
Oak Brook, Illinois
March 19, 2007


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005 (In Thousands, Except Share and Per Share Data)

                                                                         2006          2005
------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                            $     40,195   $     24,358
Securities available-for-sale                                             298,692        196,440
Loans                                                                     836,944        417,525
Allowance for loan losses                                                 (10,835)        (8,362)
                                                                     ------------   ------------
    Net loans                                                             826,109        409,163
Cash value of life insurance                                               25,904         15,498
Mortgage servicing rights                                                   3,510          2,533
Premises and equipment, net                                                35,403         13,908
Goodwill                                                                   25,396          6,963
Intangible assets, net                                                     12,733            533
Other real estate                                                           2,136            203
Other assets                                                               12,947          6,623
                                                                     ------------   ------------

    Total assets                                                     $  1,283,025   $    676,222
                                                                     ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Non-interest-bearing                                         $    125,585   $     57,832
        Interest-bearing                                                  901,025        486,009
                                                                     ------------   ------------
           Total deposits                                               1,026,610        543,841
    Securities sold under agreements to repurchase                         36,319            612
    Federal Home Loan Bank advances                                        63,147         50,000
    Notes payable                                                           9,015          9,468
    Series B mandatory redeemable preferred stock                             831            831
    Subordinated debentures                                                20,620             --
    Other liabilities                                                       8,292          5,395
                                                                     ------------   ------------
        Total liabilities                                               1,164,834        610,147

Stockholders' equity
    Preferred stock
    Series A Convertible Preferred Stock (aggregate liquidation
      preference of 2,762)                                                    500            500
    Common stock, $1 par value, 15,000,000 shares authorized;
     7,412,210 and 4,684,393 shares issued in 2006 and 2005                 7,412          4,684
    Surplus                                                                70,460         23,167
    Retained earnings                                                      52,469         48,837
    Accumulated other comprehensive income                                    235             95
                                                                     ------------   ------------
                                                                          131,076         77,283
    Treasury stock, at cost, 957,142 shares - 2006
      and 877,517 shares - 2005                                           (12,885)       (11,208)
                                                                     ------------   ------------
        Total stockholders' equity                                        118,191         66,075
                                                                     ------------   ------------

           Total liabilities and stockholders' equity                $  1,283,025   $    676,222
                                                                     ============   ============

See Accompanying Notes to Consolidated Financial Statements.

(Continued)


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005, and 2004 (In Thousands, Except Per Share Data)

                                                           2006         2005           2004
------------------------------------------------------------------------------------------------
Interest income
   Loans                                              $     33,717   $     27,251   $     27,718
   Securities
      Taxable                                                8,785          6,331          5,925
      Exempt from federal income taxes                         976            993          1,221
   Federal funds sold and other                                380            122             34
                                                      ------------   ------------   ------------
      Total interest income                                 43,858         34,697         34,898

Interest expense
   Deposits                                                 18,204         10,910          9,909
   Federal funds purchased and securities sold
     under agreements to repurchase                            407            197             98
   Advances from the Federal Home Loan Bank                  1,824          2,128          2,887
   Series B Mandatory Redeemable preferred stock                50             50             50
   Subordinated debentures                                     242             --             --
   Notes payable and other                                     624            419            287
                                                      ------------   ------------   ------------
      Total interest expense                                21,351         13,704         13,231
                                                      ------------   ------------   ------------
Net interest income                                         22,507         20,993         21,667
Provision for loan losses                                   (1,275)           250          1,924
                                                      ------------   ------------   ------------
Net interest income after provision for loan losses         23,782         20,743         19,743

Noninterest income
   Service charges                                           2,473          1,996          2,866
   Trust income                                                858            811            740
   Mortgage banking income                                   1,113          1,350          2,020
   Brokerage commissions and fees                              326            513            525
   Bank Owned Life Insurance (BOLI)                            628            545            573
   Securities (losses) gains, net                             (104)           (79)           123
   Gain on sale of other assets                                (14)             4          4,263
   Other income                                              1,408          1,158          1,268
                                                      ------------   ------------   ------------
                                                             6,688          6,298         12,378
Noninterest expenses
   Salaries and employee benefits                           12,181         12,546         13,841
   Occupancy, net                                            1,714          1,488          2,333
   Furniture and equipment                                   2,276          1,852          2,103
   Marketing                                                   697            491            604
   Supplies and printing                                       421            343            422
   Telephone                                                   490            425            523
   Other real estate owned                                      16             59              8
   Amortization of intangible assets                           416            120            241
   Other expenses                                            4,512          4,019          4,785
                                                      ------------   ------------   ------------
                                                            22,723         21,343         24,860
                                                      ------------   ------------   ------------
Income from continuing operations
   before income taxes                                       7,747          5,698          7,261
Income taxes                                                 2,145          1,319          2,173
                                                      ------------   ------------   ------------
Income from continuing operations                     $      5,602   $      4,379   $      5,088

See Accompanying Notes to Consolidated Financial Statements.

(Continued)


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005, and 2004 (In Thousands, Except Per Share Data)

                                                                2006       2005       2004
------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from operations of discontinued
      insurance unit (including loss on
      disposal of $452 in 2006)                               (677)          (326)          (402)
   Income tax benefit                                         (262)          (120)          (117)
                                                      ------------   ------------   ------------
   Loss on discontinued operations                            (415)          (206)          (285)
                                                      ------------   ------------   ------------
   Net income                                                5,187          4,173          4,803
   Preferred stock dividends                                   207            207            207
                                                      ------------   ------------   ------------

Net income for common stockholders                    $      4,980   $      3,966   $      4,596
                                                      ============   ============   ============
   Basic earnings per common share
      from continuing operations                      $       1.31   $       1.06   $       1.21
   Basic earnings per common share
      from discontinued operations                           (0.10)         (0.05)         (0.07)
                                                      ------------   ------------   ------------
   Basic earnings per common share                    $       1.21   $       1.01   $       1.14
                                                      ============   ============   ============
   Diluted earnings per common share
      from continuing operations                      $       1.30   $       1.04   $       1.19
   Diluted earnings per common share
      from discontinued operations                           (0.10)         (0.05)         (0.07)
                                                      ------------   ------------   ------------
   Diluted earnings per common share                  $       1.20   $       0.99   $       1.12
                                                      ============   ============   ============
   Dividends per common share                         $       0.48   $       0.44   $       0.40
                                                      ============   ============   ============

See Accompanying Notes to Consolidated Financial Statements.

(Continued)


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005, and 2004 (In Thousands, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------
                                                                                               Unearned
                                                                                              Compensation
                                     Series A                                    Accumulated    Under
                                   Convertible                                      Other       Stock
                                    Preferred    Common               Retained  Comprehensive   Option    Treasury
                                      Stock      Stock      Surplus   Earnings     Income       Plans       Stock       Total
                                     --------   --------   --------   --------    --------    --------    --------    --------
Balance,
  January 1, 2004                         500      4,628     22,484     43,609       2,141          (2)     (5,313)     68,047

     Common stock dividends                --         --         --     (1,613)         --          --          --      (1,613)
     Preferred stock dividends             --         --         --       (207)         --          --          --        (207)
     Exercise of stock options
       (13,294 shares)                     --         13        148         --          --          --          --         161
     Amortization of un-
       earned compensation
       under stock option plans            --         --         --         --          --           2          --           2
Purchase of 8,000 shares
       of treasury stock                   --         --         --         --          --          --        (156)       (156)
Comprehensive income
     Net income                            --         --         --      4,803          --          --          --       4,803
     Net decrease in fair value-
       of securities classified as
       available-for-sale, net of
       income taxes and reclassi-
       fication adjustments                --         --         --         --        (790)         --          --        (790)
                                                                                                                      --------
         Total comprehensive
           income                                                                                                        4,013
                                     --------   --------   --------   --------    --------    --------    --------    --------
Balance,
  December 31, 2004                  $    500   $  4,641   $ 22,632   $ 46,592    $  1,351    $     --    $ (5,469)   $ 70,247

     Common stock dividends                --         --         --     (1,721)         --          --          --      (1,721)
     Preferred stock dividends             --         --         --       (207)         --          --          --        (207)
     Exercise of stock options
       (43,486 shares)                     --         43        535         --          --          --          --         578
     Purchase of 268,754 shares
       of treasury stock                   --         --         --         --          --          --      (5,739)     (5,739)
Comprehensive income
     Net income                            --         --         --      4,173          --          --          --       4,173
     Net decrease in fair value-
       of securities classified as
       available-for-sale, net of
       income taxes and reclassi-
       fication adjustments                --         --         --         --      (1,256)         --          --      (1,256)
                                                                                                                      --------
         Total comprehensive
           income                                                                                                        2,917
                                     --------   --------   --------   --------    --------    --------    --------    --------
Balance,
  December 31, 2005                  $    500   $  4,684   $ 23,167   $ 48,837    $     95    $     --    $(11,208)   $ 66,075
                                     ========   ========   ========   ========    ========    ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements.


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005, and 2004 (In Thousands, Except Share Data)

-----------------------------------------------------------------------------------------------------------------

                                     Series A                                    Accumulated
                                   Convertible                                      Other
                                    Preferred    Common               Retained  Comprehensive  Treasury
                                      Stock      Stock      Surplus   Earnings     Income       Stock      Total
                                     --------   --------   --------   --------    --------    --------   --------
Balance,
  December 31, 2005                  $    500   $  4,684   $ 23,167   $ 48,837    $     95    $(11,208)  $ 66,075

     Common stock dividends                --         --         --     (1,348)         --          --     (1,348)
     Preferred stock dividends             --         --         --       (207)         --          --       (207)
     Exercise of stock options
       (27,300 shares)                     --         27        329         --          --          --        356
     Issuance of 2,700,517
       shares of common stock
       related to merger                   --      2,701     46,611         --          --          --     49,312
     Stock-based compensation              --         --        353         --          --          --        353
     Purchase of 79,625 shares
       of treasury stock                   --         --         --         --          --      (1,677)    (1,677)
Comprehensive income
     Net income                            --         --         --      5,187          --          --      5,187
     Net decrease in fair value-
       of securities classified as
       available-for-sale, net of
       income taxes and reclassi-
       fication adjustments                --         --         --         --         140          --        140
                                                                                                         --------
         Total comprehensive
           income                                                                                           5,327
                                     --------   --------   --------   --------    --------    --------   --------
Balance,
  December 31, 2006                  $    500   $  7,412   $ 70,460   $ 52,469    $    235    $(12,885)  $118,191
                                     ========   ========   ========   ========    ========    ========   ========



See Accompanying Notes to Consolidated Financial Statements.


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004 (In Thousands)
                                                                    2006           2005          2004
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                   $      5,187   $      4,173   $      4,803
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                                     2,149          1,839          2,455
      Amortization of intangible assets                                  457            170            337
      Amortization of mortgage servicing rights                          473            535            722
      Amortization of unearned compensation under
        stock option plans                                                --             --              2
      Amortization of bond premiums, net                                 165          1,114          1,739
      Stock option expense                                               353             --             --
      Federal Home Loan Bank stock dividend                               --           (191)          (350)
      Provision for loan losses                                       (1,275)           250          1,924
      Provision for deferred income taxes                              2,460             30            464
      Net change in BOLI                                                (637)          (545)          (574)
      Net change in OREO                                                  --           (655)          (619)
      Securities losses/(gains), net                                     104             79           (123)
      Gain on sale of assets, net                                        (14)            (4)        (4,263)
      Gain (loss) on sale of real estate acquired in
        settlement of loans                                              (68)           (42)           (44)
      Gain on sale of loans                                             (762)        (1,034)        (1,877)
      Proceeds from sale of loans held for sale                       49,039         51,838         86,828
      Origination of loans held for sale                             (47,855)       (50,378)       (83,273)
      Change in assets and liabilities
         (Increase) decrease in other assets                          (5,365)          (679)         1,053
         Increase (decrease) in other liabilities                      2,963          2,235            606
                                                                ------------   ------------   ------------
           Net cash provided by operating activities                   7,374          8,735          9,810

Cash flows from investing activities
   Securities available for sale
      Proceeds from maturities and paydowns                           39,380         56,414        104,192
      Proceeds from sales                                             19,377         10,885         19,584
      Purchases                                                      (38,908)       (74,972)       (66,070)
   Redemption of FHLB stock                                            1,730             --             --
   Purchase of loans                                                 (19,513)        (3,275)            --
   Net decrease (increase)  in loans                                  32,371          2,730         11,745
   Purchase of premises and equipment                                 (2,761)        (2,979)        (2,197)
   Proceeds from sale of real estate acquired in
     settlement of loans                                                 979            914            470
   Cash acquired, net of cash (paid) for acquisitions                 26,506             --             --
   Sale of insurance unit                                                856
   Sale of branches, net of premium received                          (6,054)            --        (50,835)
                                                                ------------   ------------   ------------
         Net cash provided by (used in) investing activities          53,963        (10,283)        16,889


See Accompanying Notes to Consolidated Financial Statements.


CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003 (In Thousands)
                                                                    2006           2005           2004
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase (decrease) in deposits                          $    (34,853)  $     31,364   $    (24,419)
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                7,202        (12,110)        11,189
   Net increase (decrease) in advances from the
     Federal Home Loan Bank                                          (13,504)       (11,900)       (10,550)
   Payments on notes payable                                          (2,869)        (2,586)        (1,000)
   Proceeds from notes payable                                         1,400          5,425            500
   Dividends on common stock                                          (1,348)        (1,721)        (1,613)
   Dividends on preferred stock                                         (207)          (207)          (207)
   Proceeds from exercise of stock options                               356            578            161
   Purchase of treasury stock                                         (1,677)        (5,739)          (156)
                                                                ------------   ------------   ------------
      Net cash provided by (used in) financing activities            (45,500)         3,104        (26,095)
                                                                ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                  15,837          1,556            604

Cash and cash equivalents
   Beginning of year                                                  24,358         22,802         22,198
                                                                ------------   ------------   ------------

   End of year                                                  $     40,195   $     24,358   $     22,802
                                                                ============   ============   ============
Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                                  $     21,932   $     12,980   $     13,219
      Income taxes                                                     1,386            862            346
   Transfers from loans to other real estate owned                     2,743            675            619
   Business Combinations (see Note 23)

See Accompanying Notes to Consolidated Financial Statements.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. During the 4th quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation. Immediately following the merger, UnionBancorp changed its name to Centrue Financial Corporation. The Company provides a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central and Northern Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation
---------------------

The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with U.
S. generally accepted accounting principles and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with Centrue Bank, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows
----------

Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Loan disbursements and collections, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, bank owned life insurance and transactions in deposit accounts are reported, net.

Securities
----------

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income. Securities such as Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest income is reported net of amortization of premiums and accretion of discounts. Gains or losses from the sale of securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Loan commitments and related financial instruments
--------------------------------------------------

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Mortgage servicing rights
-------------------------

Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, to prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

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

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Bank-owned life insurance
-------------------------

The Company has invested in bank-owned life insurance policies, for which the Company is also the beneficiary, on certain members of management. Bank-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an approximate cash surrender value of $25,907 and $15,498 at December 31, 2006 and 2005, respectively.

Goodwill and other intangible assets
------------------------------------

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, and branch company acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which is ten years.

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

(Continued)
                                       59.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings per share
------------------

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share assumes the issuance of any dilutive potential common shares under stock options and Series A convertible preferred shares using the treasury stock method.

Stock Based Compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $353, a reduction in net income of $216, a decrease in basic and diluted earnings per share of $0.52 and $0.52.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for 2005 and 2004. The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

                                                         2005         2004
                                                      ----------   ----------
Net income as reported for common stockholders        $    3,966   $    4,596
Deduct:  Stock-based compensation expense
  determined under fair value based method                   106           96
                                                      ----------   ----------

Pro forma net income                                  $    3,860   $    4,500
                                                      ==========   ==========

Basic earnings per share as reported                  $     1.01   $     1.14
Pro forma basic earnings per share                          0.98         1.12
Diluted earnings per share as reported                      0.99         1.12
Pro forma diluted earnings per share                        0.96         1.09

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stockholders' Equity:
--------------------

Preferred stock
---------------

The Company's Certificate of Incorporation authorizes its Board of Directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

     Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2006 and 2005. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

     Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2006 and 2005 which are shown in other liabilities in accordance with FASB 150. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder's death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder's shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

     Series C Junior Participating Preferred Stock: The Company has authorized 4,500 shares of Series C Junior Participating Preferred Stock. There were no shares issued at December 31, 2006 and 2005. Effective with the adoption of the restated articles of incorporation submitted in November, 2006, the Series C Preferred Stock ceased to exist.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Comprehensive income
--------------------

Comprehensive income consists of net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

Operating segments
------------------

Internal financial information is primarily reported and aggregated in the following lines of business: banking, mortgage banking, financial services, and other. The merger between the Company and the former Centrue Financial Corporation (see Note 23) became effective on November, 13, 2006 and as such, the results for the former Centrue Bank are presented as a stand alone segment since its operations were not yet integrated at year end 2006. Comparable discrete financial information is not available for the acquired entity on the same reporting basis as the Company (e.g. the former UnionBancorp, Inc.).

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of new accounting standards
------------------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment. See "Stock Compensation" above for further discussion of the effect of adopting this standard.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. Adoption of this statement was not material to the consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company's financial statements for the year ending December 31, 2006.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Adoption of this statement on January 1, 2007 did not have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Adoption of this statement on January 1, 2007 did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretaion No. 48, Accounting for uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of this statement on January 1, 2007 did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policy holder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 31, 2006. Adoption of this issue on January 1, 2007 did not have a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 2.  Business Acquisitions and Divestitures

On May 3, 2004, the Company sold the deposits and premises of a UnionBank/West branch location. At the date of the sale, the branch had approximately $12,535 in deposits, $1,720 of loans, and $336 in fixed assets. The sale price was $440.

On September 10, 2004, the Company completed the sale of five branch offices located in western Illinois. Per the terms of the agreement announced on May 24, 2004, First Bankers Trust Company of Quincy, Illinois acquired the physical assets, $88,600 in deposits, and $40,226 of the net loan portfolio of Centrue Bank's Quincy, Macomb, Paloma, Carthage and Rushville, Illinois offices. This transaction effectively exited the Bank from the western Illinois marketplace. The sales price was approximately $4,400. The Company also allocated $679 of goodwill to the sale of these branches as well as amortized the remaining core deposit intangible assigned to the deposits sold of $192.

On October 20, 2004, the Company completed the merger of UnionFinancial Services & Trust Company into the Bank. UnionFinancial was a stand-alone financial services company that offers a full line of insurance, brokerage trust and asset management services.

On March 31, 2006, the Company completed its sale of the Mendota sales and service center to First State Bank in Mendota. At the date of the sale, the branch had approximately $6,066 in deposits.

On September 30, 2006, the Company completed its sale of its Insurance Product line to the Phoenix Group. The sale price was $1,100. The Company recorded a net loss of $452. See Note 22 for further information.

On November 13, 2006, the Company merged with the Centrue Financial Corporation. UnionBancorp, Inc. was the acquirer and adopted the Centrue Financial Corporation name. See Note 23 for further information.

Note 3.  Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                                 Gross          Gross
                                                                  Fair        Unrealized      Unrealized
                                                                  Value          Gains          Losses
                                                                ----------     ----------     ----------
Available-for-sale
    December 31, 2006
        U.S. government agencies                                $  126,039     $      308     $     (245)
        States and political subdivisions                           41,471            329             (9)
        U.S. government agency mortgage-backed securities           69,579            253           (393)
        Collateralized mortgage obligations                         27,237             44            (77)
        Equity securities                                           25,602            171             --
        Corporate                                                    8,764             16            (13)
                                                                ----------     ----------     ----------
                                                                $  298,692     $    1,121     $     (737)
                                                                ==========     ==========     ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                 Gross          Gross
                                                                  Fair        Unrealized      Unrealized
                                                                  Value          Gains          Losses
                                                                ----------     ----------     ----------
Available-for-sale
    December 31, 2005
        U.S. government agencies                                $   30,857     $        8     $     (364)
        States and political subdivisions                           18,400            424            (16)
        U.S. government agency mortgage-backed securities          101,022            854           (675)
        Collateralized mortgage obligations                         20,938             21           (157)
        Equity securities                                           18,316             54            (49)
        Corporate                                                    6,907             62             (7)
                                                                ----------     ----------     ----------
                                                                $  196,440     $    1,423     $   (1,268)
                                                                ==========     ==========     ==========

Approximately 33% at December 31, 2006 and 35% at December 31, 2005 of the fair value of equity securities consists of Federal Home Loan Bank stock and Federal Reserve Bank stock.

Sales of securities available-for-sale were as follows:

                                                                        Years Ended December 31,
                                                               -----------------------------------------
                                                                   2006           2005           2004
                                                                ----------     ----------     ----------
    Proceeds                                                    $     19,377   $     10,885   $     19,584
    Realized gains                                                        19             24            166
    Realized losses                                                     (123)          (103)           (43)

The fair value of securities classified as available-for-sale at December 31, 2006, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value
----------
    Due in one year or less                                                                   $     22,944
    Due after one year through five years                                                          128,628
    Due after five years through ten years                                                          12,092
    Due after ten years                                                                              3,846
    U.S. government agency mortgage-backed securities                                               69,579
    Collateralized mortgage obligations                                                             27,237
    Equity securities                                                                               34,366
                                                                                              ------------
                                                                                              $    298,692
                                                                                              ============

The Company held callable securities with carrying value of $133,638 and an amortized cost basis of $133,188 as of December 31, 2006 and with a carrying value of $47,091 and an amortized cost basis of $47,097 at December 31, 2005.

Securities with carrying values of approximately $214,605 and $132,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders' equity.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 3.  Securities (continued)

Securities with unrealized losses at year-end 2006 not recognized in income are as follows:

                                           Less than 12 Months            12 Months or More                 Total
                                      ----------------------------   ---------------------------   ---------------------------

                                          Fair         Unrealized       Fair         Unrealized       Fair        Unrealized
Description of Securities                 Value           Loss          Value           Loss          Value          Loss
--------------------------             ------------   ------------   ------------   ------------   ------------   ------------
U. S. government agencies              $     41,240   $        (37)  $     19,684   $       (208)  $     60,924   $       (245)
State and political
  subdivisions                                3,444             (2)           460             (7)         3,904             (9)
U.S. government agency
  mortgage-backed securities                 17,009            (88)        24,018           (305)        41,027           (393)
Collateralized mortgage
  Obligations                                 3,228            (36)         8,042            (41)        11,270            (77)
Corporate                                     1,000             --          1,785            (13)         2,785            (13)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total temporarily impaired             $     65,921   $       (163)  $     53,989   $       (574)  $    119,910   $       (737)
                                       ============   ============   ============   ============   ============   ============

Securities with unrealized losses at year-end 2005 not recognized in income are as follows:

                                           Less than 12 Months            12 Months or More                 Total
                                      ----------------------------   ---------------------------   ---------------------------

                                          Fair         Unrealized       Fair         Unrealized       Fair        Unrealized
Description of Securities                 Value           Loss          Value           Loss          Value          Loss
--------------------------             ------------   ------------   ------------   ------------   ------------   ------------

U. S. government agencies              $     21,445   $       (260)  $      5,876   $       (104)  $     27,321   $       (364)
State and political
  subdivisions                                  611             (5)           462            (11)         1,073            (16)
U.S. government agency
  mortgage-backed securities                 36,194           (429)        13,929           (246)        50,123           (675)
Collateralized mortgage
  Obligations                                15,383           (157)            48             --         15,431           (157)
Equity securities                             1,030             (7)            --             --          1,030             (7)
Corporate                                     1,822             (7)         3,708            (42)         5,530            (49)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total temporarily impaired             $     76,485   $       (865)  $     24,023   $       (403)  $    100,508   $     (1,268)
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

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans

The major classifications of loans follow:

                                                                                      December 31,
                                                                               -------------------------
                                                                                  2006           2005
                                                                               ----------     ----------
Commercial                                                                     $  177,947     $  118,231
Commercial real estate                                                            406,403        183,361
Real estate                                                                       234,772        101,287
Real estate loans held for sale                                                     4,850          1,316
Installment                                                                        11,998         12,747
Other                                                                                 974            583
                                                                               ----------     ----------
                                                                               $  836,944     $  417,525
                                                                               ==========     ==========

An analysis of activity in the allowance for loan losses follows:

                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                   2006           2005           2004
                                                                ----------     ----------     ----------
Balance at beginning of year                                    $    8,362     $    9,732     $    9,011
    Acquired in merger                                               4,767             --             --
    Provision (credit) for loan losses                              (1,275)           250          1,924
    Reduction due to sale of loans                                      --             --           (174)
    Recoveries                                                         665            700          1,435
    Loans charged off                                               (1,684)        (2,320)        (2,464)
                                                                ----------     ----------     ----------
Balance at end of year                                          $   10,835     $    8,362     $    9,732
                                                                ==========     ==========     ==========


The following table presents data on impaired loans:

                                                                              December 31,
                                                                ----------------------------------------
                                                                   2006           2005           2004
                                                                ----------     ----------     ----------
Year-end impaired loans for which an allowance
   has been provided                                            $    4,915     $   12,585     $   15,709
Year-end impaired loans for which no allowance has
   been provided                                                    16,450            563            818
                                                                ----------     ----------     ----------

Total impaired loans                                            $   21,365     $   13,148     $   16,527
                                                                ==========     ==========     ==========

Allowance for loan loss allocated to impaired loans             $    1,562     $    3,913     $    4,978
Average recorded investment in impaired loans                       14,514         14,839         17,088
Interest income recognized from impaired loans                       1,781          1,189            885
Cash basis interest income recognized from impaired loans              225            177             24

In November, the Company completed its merger with the former Centrue Financial Corporation. As part of this merger, the Company's loan portfolio increased by $436,460 and the allowance for loan losses increased $4,768. Within the loans acquired were nonaccrual loans of $10,230. The increase in impaired loans with no allocated allowance is a direct result of the loans acquired in the merger being recorded upon acquisition at their fair value.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
Note 4.  Loans (Continued)

Nonperforming loans were as follows:

                                                                  December 31,
                                                           -------------------------
                                                              2006           2005
                                                           ----------     ----------
Loans past due over 90 days still on accrual               $       --     $      922
Nonaccrual loans                                               11,759          3,082

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company and its subsidiary conducts most of their business activities, including granting agribusiness, commercial, residential, and installment loans, with customers located in north central, east, central, south central, suburban east in St. Louis metro area, suburban west in Chicago metro area and northwest Illinois.

Loans made to executive officers, directors, and their affiliates during 2006 were as follows:

Balance at December 31, 2005                                              $   22,544
   Additions due to merger                                                       434
   New loans, extensions, and modification                                     1,496
   Repayments                                                                 (1,236)
   Effect of changes in composition of related parties                       (16,186)
                                                                          ----------
Balance at December 31, 2006                                              $    7,052
                                                                          ==========

Note 5.  Loan Servicing

Loans held for sale at year end are as follows:

                                                                  December 31,
                                                           -------------------------
                                                              2006           2005
                                                           ----------     ----------
Loans held for sale                                        $    4,850     $    1,316
Less: Allowance to adjust to lower of cost or market               --             --
                                                           ----------     ----------
Loans held for sale, net                                   $    4,850     $    1,316
                                                           ==========     ==========

The following summarizes the secondary mortgage market activities:

                                                   Years Ended December 31,
                                            ----------------------------------------
                                               2006           2005           2004
                                            ----------     ----------     ----------
Proceeds from sales of mortgage loans       $   49,039     $   51,838     $   86,828
                                            ==========     ==========     ==========

Gain on sales of mortgage loans             $      762     $    1,034     $    1,877
                                            ==========     ==========     ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

                                                                       December 31,
                                                                -------------------------
                                                                   2006           2005
                                                                ----------     ----------
Federal Home Loan Mortgage Corporation                          $  137,737     $    1,706
Federal National Mortgage Association                              258,552        289,974
Small Business Administration                                          856          1,333
IHDA                                                                 1,866          2,202
Other                                                                9,653          7,027
                                                                ----------     ----------
                                                                $  408,664     $  302,242
                                                                ==========     ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2,543 and $1,348 at December 31, 2006 and 2005, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

                                                       Years Ended December 31,
                                                 ----------------------------------------
                                                    2006           2005           2004
                                                 ----------     ----------     ----------
Balance at beginning of year                     $    2,533     $    2,772     $    2,775
Acquired in merger                                    1,300             --             --
Originated mortgage servicing rights                    150            296            719
Amortization                                           (473)          (535)          (722)
                                                 ----------     ----------     ----------
Balance at end of year                           $    3,510     $    2,533     $    2,772
                                                 ==========     ==========     ==========

In November, 2006, the Company merged with the former Centrue Financial Corporation. As part of this merger, the Company recorded $1,300 of mortgage servicing rights at the fair market value on the date of the merger and added $139,167 of loan balances to its servicing portfolio.

Management periodically evaluates assets for impairment. For purposed of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $3,700 and $2,500 at December 31, 2006 and 2005, respectively. Fair value was determined using discount rates ranging from 9.77% to 10.27%, prepayment speeds ranging from 15.35% to 16.22%, depending on the stratification of the specific right.

Estimated amortization expense for each of the next five years:

                        2007                                    $      475
                        2008                                           475
                        2009                                           450
                        2010                                           450
                        2011                                           400

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 6.  Premises and Equipment

Premises and equipment consisted of:

                                                                                       December 31,
                                                                               ---------------------------
                                                                                   2006           2005
                                                                               ------------   ------------
Land                                                                           $     10,258   $      3,329
Buildings                                                                            23,349         11,632
Furniture and equipment                                                              20,480         17,728
Construction in process                                                               1,504            132
                                                                               ------------   ------------
                                                                                     55,591         32,821
Less accumulated depreciation                                                        20,188         18,913
                                                                               ------------   ------------
                                                                               $     35,403   $     13,908
                                                                               ============   ============

Note 7.  Goodwill and Intangible Assets

Goodwill

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company's annual goodwill impairment test determined no impairment existed at that date.

The change in balance of goodwill during the year is as follows:

                                                                                   2006           2005
                                                                               ------------   ------------
Beginning of year                                                              $      6,963   $      6,963
Goodwill from merger                                                                 19,086             --
Goodwill allocated to Insurance division sale                                          (653)            --
                                                                               ------------   ------------

End of year                                                                    $     25,396   $      6,963
                                                                               ============   ============

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

                                                            2006                          2005
                                                 ---------------------------   ---------------------------
                                                    Gross                         Gross
                                                   Carrying     Accumulated      Carrying     Accumulated
                                                    Amount      Amortization      Amount      Amortization
                                                 ------------   ------------   ------------   ------------
Amortized intangible assets:
    Core deposit intangibles                     $     14,124   $      1,433   $      1,089   $      1,022
    Other customer relationship intangibles                60             18            749            283
                                                 ------------   ------------   ------------   ------------

       Total                                     $     14,184   $      1,451   $      1,838   $      1,305
                                                 ============   ============   ============   ============

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 7.  Goodwill and Intangible Assets (continued)

The core deposit intangible asset recorded in the merger with Centrue Financial Corporation was $13,035. Aggregate amortization expense was $457, $170, and $280 for 2006, 2005, and 2004.

Estimated amortization expense for subsequent years:

                   2007                          $    2,308
                   2008                               1,887
                   2009                               1,544
                   2010                               1,263
                   2011                               1,034
                   Thereafter                         4,694

Note 8.  Deposits

Deposit account balances by type are summarized as follows:

                                                        December 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
Non-interest-bearing demand deposits             $  125,585     $   57,832
Savings, NOW, and money market accounts             329,385        175,004
Time deposits of $100 or more                       231,401        162,328
Other time deposits                                 340,238        148,677
                                                 ----------     ----------
                                                 $1,026,610     $  543,841
                                                 ==========     ==========

At December 31, 2006, the scheduled maturities of time deposits are as follows:

                   Year                            Amount
                   ----                          ----------

                   2007                          $  432,188
                   2008                              92,715
                   2009                              30,759
                   2010                              11,904
                   2011                               3,351
                   Thereafter                           723
                                                 ----------
                                                 $  571,640
                                                 ==========

Time certificates of deposit in denominations of $100 or more mature as follows:

                                                        December 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
3 months or less                                 $  120,744     $   60,256
Over 3 months through 6 months                       37,826         30,823
Over 6 months through 12 months                      22,081         36,871
Over 12 months                                       50,750         34,378
                                                 ----------     ----------
                                                 $  231,401     $  162,328
                                                 ==========     ==========

Deposits from principal officers, directors and their affiliates at year end 2006 and 2005 were $1,134 and $3,100.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 9 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $36,319 and $12,497 at year-end 2006 and 2005. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                    2006           2005
                                                 ----------     ----------
  Average daily balance during the year          $    6,679     $    3,903
  Average interest rate during the year                4.61%          3.04%
  Maximum month-end balance during the year      $   36,319     $   12,497
  Weighted average interest rate at year-end           4.70%          3.06%

Note 10 - Subordinated Debentures

As part of the merger, the Company acquired two trust preferred issuances. These were issued for $10,000 each in April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II totaling $20,620. Trust I and Trust II are wholly-owned subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 9.06% and 8.01% at December 31, 2006) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $242 since the date of the merger. The interest can be deferred at the option of the Company. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock. For regulatory purposes, the trust preferred securities qualify as Tier 1 capital subject to certain provisions.

In accordance with FASB interpretation 46R, the trusts are not consolidated with the Company's consolidated financial statements, but rather the subordinated debentures are shown and a liability and the Company's investment in the common stock for the trusts of $620 is included in other assets.

Note 11.  Borrowed Funds

At December 31, 2006, $8,300 of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $192,800 of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent) and securities carried at $15,100. The Company has two variable rate advances, one at a rate of 5.35% and the other is at 5.39% at year-end 2006 and one at 4.29% at year-end 2005. The remaining advances are at

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 11.  Borrowed Funds (continued)

fixed rates ranging from 2.63% to 4.90%. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2006 are as follows:

                                       2006                          2005
                              ------------------------     --------------------------
                              Average                      Average
                              Interest                     Interest
  Year                          Rate           Amount        Rate           Amount
  ----                       ----------     ----------     ----------     ----------
  2006                                                           4.98%    $    8,300
  2007                             4.74%    $   31,530           3.51         10,200
  2008                             2.96         13,329           2.97         13,300
  2009                             3.78          5,023           3.78          5,000
  2010                             4.50          5,200           4.50          5,200
  2011                             4.90          3,000             --             --
  Thereafter                       4.37          5,065           4.68          8,000
                             ----------     ----------     ----------     ----------
                                   4.25%    $   63,147           3.93%    $   50,000
                                            ==========                    ==========

Notes payable consisted of the following at December 31, 2006 and 2005:

                                                              2006            2005
                                                           ----------     ----------
  Line of credit loan ($3,000) from
  LaSalle National Bank; interest due quarterly at
  the higher of (1) 90-day LIBOR plus 1.75% or (2)
  4%; balance due on January 1, 2007; secured by
  100% of the stock of Centrue Bank                        $       --     $    1,000

  Revolving credit loan ($15,000) from LaSalle
  National Bank; interest due quarterly at the
  higher of (1) 90-day LIBOR plus 1.75% or (2) 4%;
  balance due on January 1, 2007; secured by 100%
  of the stock of Centrue Bank                                  7,850          8,200

  A promissory note to an individual related to the purchase of the Howard Marshall Agency. The original amount of the note was $376. The note was entered into on November 1, 2003 and carries an interest rate of 5%

  The note requires monthly installment payments
  of principal and interest. The note matures on
  November 1, 2008                                                149            268

  A note to an individual related to the purchase
  of the Parrish Bank. The original amount was
  $2,000. The note was entered into on October 23,
  2002 and carries as imputed interest rate of
  5.25%. The note matures on October 24, 2012                   1,016             --

                                                           ----------     ----------

                                                           $    9,015     $    9,468
                                                           ==========     ==========

The note payable agreements with LaSalle National Bank contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, changes in capital structure, and guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. The Company was in compliance with all covenants for the year ended December 31, 2006.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 11.  Borrowed Funds (Continued)

Information concerning borrowed funds is as follows:

                                                              Years Ended December 31,
                                                      ----------------------------------------
                                                         2006           2005           2004
                                                      ----------     ----------     ----------
Federal Funds Purchased
      Year-end balance                                $       --     $       --     $   11,700
      Maximum month-end balance during the year           12,000          8,600         11,700
      Average balance during the year                      1,884          2,340          1,935
      Weighted average interest rate for the year           5.25%          3.34%          1.71%
      Weighted average interest rate at year end             N/A            N/A           1.71%
Advances from the Federal Home Loan Bank
      Maximum month-end balance during the year       $   63,165     $   61,900     $   74,700
      Average balance during the year                     46,487         54,472         70,359
      Weighted average interest rate for the year           3.92%          3.91%          4.10%
      Weighted average interest rate at year end            4.25%          3.93%          3.91%
Notes Payable
      Maximum month-end balance during the year       $   10,846     $   10,105     $    7,882
      Average balance during the year                      9,081          8,345          7,347
      Weighted average interest rate for the year           6.93%          5.11%          4.18%
      Weighted average interest rate at year end            6.36%          5.53%          3.33%

Note 12.  Income Taxes

Income taxes consisted of:

                                                              Years Ended December 31,
                                                      ----------------------------------------
                                                         2006           2005           2004
                                                      ----------     ----------     ----------
    Federal
       Current                                        $     (690)    $    1,189     $    1,243
       Deferred                                            2,322             28            438
                                                      ----------     ----------     ----------
                                                           1,632          1,217          1,681
    State
       Current                                               113            (20)           349
       Deferred                                              138              2             26
                                                      ----------     ----------     ----------
                                                             251            (18)           375
                                                      ----------     ----------     ----------
                                                      $    1,883     $    1,199     $    2,056
                                                      ==========     ==========     ==========

The Company's income tax expense differed from the statutory federal rate of 34% as follows:

                                                              Years Ended December 31,
                                                      ----------------------------------------
                                                         2006           2005           2004
                                                      ----------     ----------     ----------
Expected income taxes                                 $    2,404     $    1,826     $    2,332
Income tax effect of
    Interest earned on tax-free investments and loans       (394)          (397)          (471)
    Nondeductible interest expense incurred to
      carry tax-free investments and loans                    50             35             37
    Nondeductible amortization                                --             --            117
    State income taxes, net of federal tax benefit           166            154            241
    State income tax refund                                  (18)          (251)            --
    Increase in CSV of officers' life insurance             (214)          (186)          (195)
    Deductible merger expenses                               (98)            --             --
    Stock option expense                                     105             --             --
    Other                                                   (118)            18             (5)
                                                      ----------     ----------     ----------
                                                      $    1,883     $    1,199     $    2,056
                                                      ==========     ==========     ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 12.  Income Taxes (continued)

The significant components of deferred income tax assets and liabilities consisted of:

                                                                  December 31,
                                                           -------------------------
                                                              2006           2005
                                                           ----------     ----------
Deferred tax assets
    Allowance for loan losses                              $    4,174     $    3,246
    Deferred compensation, other                                  325            209
    Stock option expense under FAS 123R                            88             --
    Net operating loss carryforwards                            2,222             --
    Deferred tax asset arising from merger                        198             --
                                                           ----------     ----------
    Total deferred tax assets                                   7,007          3,455
Deferred tax liabilities
    Depreciation                                           $     (781)    $     (430)
    Basis adjustments arising from acquisitions                (1,426)        (1,147)
    Mortgage servicing rights                                  (1,363)          (983)
    Securities available-for-sale                                (149)           (60)
    Federal Home Loan Bank dividend received in stock            (791)          (512)
    Deferred loan fees & costs under FASB 91                     (457)            --
    Other                                                        (214)          (147)
                                                           ----------     ----------
                                                               (5,181)        (3,279)
    Valuation allowance on NOL carryforwards                     (370)            --
                                                           ----------     ----------
    Total deferred tax liabilities                             (5,551)        (3,279)
                                                           ----------     ----------
           Net deferred tax liabilities                    $    1,456     $      176
                                                           ==========     ==========

The December 31, 2006 deferred tax asset includes $3,827 of purchase accounting and other merger related deferred tax assets transferred in as a result of the Company's merger. The Federal net operating loss is related to the acquisition of the Illinois Community Bancorp Inc. transaction. The NOL expires in 2021 thru 2024. The NOL can be used at a rate of $158,673 per year. Due to Section 382 limitations, any unused amounts that can not be used will expire. Thus, the valuation allowance was established. See Note 23 for further information related to the merger.

Note 13.  Benefit Plans

The Company's Employee Stock Ownership Plan ("the Plan") covered all full-time employees who had completed six months of service and have attained the minimum age of twenty and one-half years. As of October 1, 2006, the Company terminated this plan and began the process of distributing the assets of the plan to participants. As of December 31, 2006, the Plan owned 304,732 shares of the Company's common stock. All shares held by the Plan are allocated to plan participants. The Company expenses all cash contributions made to the Plan. Contributions were $165, $223, and $269, for the years ended December 31, 2006, 2005, and 2004.

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits under the company safe harbor plan status. In 2006, the Company contributed 4% of employee wages to all eligible participants regardless of whether and to what extent the employee elected a salary deferral. Contributions to the 401(k) plan are expensed currently and approximated $427, $415 and $339 for the years ended December 31, 2006, 2005, and 2004.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 14.  Stock Option Plans

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant. There are 9,250 shares available to grant under this plan.

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 2003 Option Plan's administrative committee. Pursuant to the 2003 Option Plan, 200,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 85,000 shares available to grant under this plan.

In addition to the Company plans described above, in conjunction with the merger with Centrue Financial Corporation, all outstanding options at Centrue Financial were converted into options to acquire Company common stock, as adjusted for the exchange ratio. Following the merger, no additional options are issuable under any of the previous Centrue plans.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

                                          2006           2005           2004
                                       ----------     ----------     ----------
  Fair value                           $     4.89     $     4.94     $     4.74
  Risk-free interest rate                    5.14%          4.56%          3.32%
  Expected option life (years)                  6              5              5
  Expected stock price volatility           23.45%         23.45%         24.58%
  Dividend yield                             2.47%          1.92%          1.90%

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 14.  Stock Option Plans (Continued)

A summary of the status of the option plan for 2006 is presented below:

                                                                Weighted
                                                  Weighted      Average
                                                  Average       Remaining      Aggregate
                                                  Exercise     Contractual     Intrinsic
                                    Shares         Price          Life           Value
                                  ----------     ----------     ----------     ----------
Outstanding at beginning
  of year                            301,675     $    15.74
Assumed in Merger                    237,860          18.78
Granted                               25,000          19.76
Exercised                            (27,300)         10.30
Forfeited                            (42,811)         16.21
                                  ----------     ----------
Outstanding at end of year           494,424     $    18.47      5.1 years     $    1,115
                                  ==========     ==========     ==========     ==========

Exercisable at year end              462,424     $    18.39      5.0 years     $    1,115
                                  ==========     ==========     ==========     ==========

Options outstanding at year-end 2006 were as follows:

                                         Outstanding                     Exercisable
                                   -------------------------     -------------------------
                                                  Weighted
                                                   Average                      Weighted
                                                  Remaining                     Average
     Range of                                    Contractual                    Exercise
  Exercise Prices                    Number         Life           Number        Price
 -----------------                ----------     ----------     ----------     ----------
 $ 7.25 - $ 9.75                       7,000      0.2 years          7,000     $     9.75
  11.25 -  13.00                      53,931      3.4 years         53,931          11.64
  13.88 -  18.50                     157,293      4.1 years        157,293          15.50
  21.75 -  23.31                     276,200      6.1 years        244,200          22.00
                                  ----------     ----------     ----------     ----------

                                     494,424      5.1 years        462,424     $    18.39
                                  ==========     ==========     ==========     ==========

Information related to the stock option plan during each year follows:

                                                    2006           2005           2004
                                                 ----------     ----------     ----------
Intrinsic value of options exercised             $      250     $      454     $      161
Cash received from option exercises                     356            578            161
Tax benefit realized from option exercises               75            106             42
Weighted average of fair value of options
    granted                                           19.27          20.68          21.75


As of December 31, 2006, there was $236 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5.1 years.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 15.  Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 244,200 shares, 60,000 shares and 40,000 shares of common stock were outstanding for 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

                                                         2006           2005           2004
                                                      ----------     ----------     ----------
Basic earnings per share
   Income from continuing operations
      available to common stockholders                $    5,395     $    4,172     $    5,083

   Net loss from discontinued operations
      available to common stockholders                $     (415)    $     (206)    $     (487)
                                                      ==========     ==========     ==========
   Net income
      available to common stockholders                $    4,980     $    3,966     $    4,596
                                                      ==========     ==========     ==========

   Weighted average common shares outstanding              4,119          3,944          4,034
                                                      ==========     ==========     ==========

Basic earnings per common Share
   from continuing operations                         $     1.31     $     1.06     $     1.26
                                                      ==========     ==========     ==========
Basic earnings per common share
   from discontinued operations                       $    (0.10)    $    (0.05)    $    (0.12)
                                                      ==========     ==========     ==========
Basic earnings per common share                       $     1.21     $     1.01     $     1.14
                                                      ==========     ==========     ==========

   Weighted average common shares outstanding              4,119          3,944          4,034
   Add dilutive effect of assumed exercised stock
     options                                                  45             59             76
                                                      ----------     ----------     ----------
   Weighted average common and dilutive
     potential shares outstanding                          4,164          4,003          4,110
                                                      ==========     ==========     ==========

Diluted earnings per common share
   from continuing operations                         $     1.30     $     1.04     $     1.24
                                                      ==========     ==========     ==========
Diluted earnings per common share
   from discontinued operations                       $    (0.10)    $    (0.05)    $    (0.12)
                                                      ==========     ==========     ==========
Diluted earnings per common share                     $     1.20     $     0.99     $     1.12
                                                      ==========     ==========     ==========

Note 16.  Regulatory Matters

The Company and Centrue Bank are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Centrue Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 16.  Regulatory Matters (continued)

and of Tier I capital to average assets. Management believes, as of December 31, 2006, that the Company and Centrue Bank meet all of the capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the corresponding regulatory agency categorized Centrue Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centrue Bank must maintain minimum total risk-based,

Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Centrue Bank's categories.

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                          To Be Adequately             Prompt Corrective
                                                  Actual                     Capitalized               Action Provisions
                                       -------------------------------------------------------------------------------------
                                          Amount         Ratio         Amount          Ratio        Amount          Ratio
                                       -------------------------------------------------------------------------------------
As of December 31, 2006
   Total capital (to risk-
     weighted assets)
      Centrue Financial                $  110,703           11.9%    $   74,150            8.0%           N/A            N/A
      Centrue Bank                        113,579           12.4         73,533            8.0         91,933           10.0

   Tier I capital (to risk-
     weighted assets)
      Centrue Financial                $   99,869           10.8         37,075            4.0            N/A            N/A
      Centrue Bank                        102,745           11.2         36,766            4.0         55,160            6.0

   Tier I leverage ratio (to
     average assets)
      Centrue Financial                $   99,869            7.9         49,798            4.0            N/A            N/A
      Centrue Bank                        102,745            8.3         49,424            4.0         61,805            5.0

As of December 31, 2005
   Total capital (to risk-
     weighted assets)
      Centrue Financial                $   66,812           13.3%    $   40,107            8.0%           N/A            N/A
      Centrue Bank                         77,475           15.5         40,076            8.0         50,095           10.0

   Tier I capital (to risk-
     weighted assets)
      Centrue Financial                $   60,546           12.1         20,054            4.0            N/A            N/A
      Centrue Bank                         71,214           14.2         20,038            4.0         30,057            6.0

   Tier I leverage ratio (to
     average assets)
      Centrue Financial                $   60,546            9.0         26,831            4.0            N/A            N/A
      Centrue Bank                         71,214           10.6         26,816            4.0         33,520            5.0


The Company's ability to pay dividends is dependent on the subsidiary bank, which is restricted by various laws and regulations. Under these regulations, the amount of dividends that may be paid in any calendar year

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 16.  Regulatory Matters (continued)

is limited to the current year's net profits, combined with the retained net profits of the preceding two years subject to the capital requirements described above. The Bank can declare dividends to the holding company to the extent its 2007 net income exceeds $955. However, based on the cash and liquid assets available at the holding company these restrictions would not prohibit the paying of dividends at historical levels.

Note 17.  Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. The carrying value and fair value of the subordinated debentures issued to capital trusts are estimated to be the same as the debentures all have variable interest rates. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. The fair value of debt and redeemable stock is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

The estimated fair values of the Company's financial instruments were as follows:

                                                                   December 31,
                                            -------------------------------------------------------
                                                       2006                         2005
                                            -------------------------     -------------------------
                                             Carrying        Fair          Carrying        Fair
                                              Amount         Value          Amount         Value
                                            ----------     ----------     ----------     ----------
Financial assets
    Cash and cash equivalents               $   40,195     $   40,195     $   24,358     $   24,358
    Securities                                 298,692        298,692        196,440        196,440
    Loans                                      826,109        821,817        409,163        405,398
    Accrued interest receivable                  7,673          7,673          4,418          4,418
Financial liabilities
    Deposits                                 1,026,610      1,025,838        543,841        521,350
    Federal funds purchased and
      securities sold under
      agreements to repurchase                  36,319         36,319            612            612
    Federal Home Loan Bank Advances             63,147         61,998         50,000         48,828
    Notes payable                                9,015          9,015          9,468          9,468
Subordinated debentures                         20,620         20,620             --             --
    Series B mandatory redeemable
     preferred stock                               831            831            831            831
    Accrued interest payable                     5,895          5,895          3,206          3,206

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

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

Note 18.  Commitments, Contingencies, and Credit Risk

In the normal course of business, there are various contingent liabilities outstanding, such as claims and legal actions, which are not reflected in the consolidated financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claim.

Centrue Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

Centrue Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. Centrue Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

                              Standby      Variable                               Range of Rates
                              Letters        Rate      Fixed Rate      Total      on Fixed Rate
                              of Credit   Commitments  Commitments  Commitments   Commitments
                             ----------   -----------  -----------  -----------  -------------
 Commitments to extend
   credit and standby
   letters of credit
     December 31, 2006       $   10,937   $  159,944   $   32,864   $  203,745   2.25% - 18.00%
     December 31, 2005       $    8,066   $   58,667   $   20,777   $   87,510   2.25% - 18.00%


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, Centrue Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 18.  Commitments, Contingencies, and Credit Risk (continued)

Standby letters of credit are conditional commitments issued by Centrue Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The standby letters of credit are unsecured.

The Company has employment agreements with certain executive officers and certain other management personnel. These agreements generally continue until terminated by the executive or the Company and provide for continued salary and benefits to the executive under certain circumstances. The agreements provide the employees with additional rights after a change of control of the Company occurs.

The Company leases certain branch properties under operating leases. Rent expense was $148, $190, and $196 for 2006, 2005 and 2004. Rent commitments, before considering renewal options that generally are present, were as follows:

         2007                                         $        429
         2008                                                  440
         2009                                                  451
         2010                                                  469
         2011                                                  480
         Thereafter                                            480
                                                      ------------
         Total                                        $      2,749
                                                      ============

Note 19.  Condensed Financial Information - Parent Company Only

The primary source of funds for the Company is dividends from its subsidiaries. By regulation, Centrue Bank is prohibited from paying dividends that would reduce regulatory capital below a specific percentage of assets without regulatory approval. As a practical matter, dividend payments are restricted to maintain prudent capital levels.

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 19.  Condensed Financial Information - Parent Company Only (Continued)

Condensed financial information for Centrue Financial Corporation follows:

Balance Sheets (Parent Company Only)
                                                                                 December 31,
                                                                          -------------------------
ASSETS                                                                       2006           2005
                                                                          ----------     ----------
Cash and cash equivalents                                                 $    1,512     $      116
Securities available for sale                                                  4,729             --
Investment in subsidiaries                                                   141,064         76,744
Other assets                                                                   2,036            100
                                                                          ----------     ----------

                                                                          $  149,341     $   76,960
                                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 December 31,
                                                                          -------------------------
LIABILITIES                                                                  2006           2005
                                                                          ----------     ----------
Notes payable                                                             $    8,866     $    9,200
Mandatory redeemable preferred stock                                             831            831
Subordinated debentures                                                       20,620             --
Other liabilities                                                                833            854
                                                                          ----------     ----------
                                                                              31,150         10,885

Stockholders' equity                                                         118,191         66,075
                                                                          ----------     ----------

                                                                          $  149,341     $   76,960
                                                                          ==========     ==========

Income Statements (Parent Company Only)
                                                                    Years Ended December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
  Dividends from subsidiaries                              $    6,813     $    5,031     $    3,395
  Interest income                                                  44             --             --
  Other income                                                      8              6          1,206
  Interest expense                                                910            459            334
  Other expenses                                                1,066            488          3,442
  Income tax benefit                                             (900)          (436)        (1,077)
  Equity in undistributed earnings of subsidiaries
    (dividends in excess of earnings)                            (602)          (353)         2,901
                                                           ----------     ----------     ----------

  Net income                                                    5,187          4,173          4,803
  Less dividends on preferred stock                               207            207            207
                                                           ----------     ----------     ----------

  Net income on common stock                               $    4,980     $    3,966     $    4,596
                                                           ==========     ==========     ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 19.  Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)
                                                                    Years Ended December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
Cash flows from operating activities
    Net income                                             $    5,187     $    4,173     $    4,803
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation                                               --             --            186
        Undistributed earnings of subsidiaries                    602            353         (2,901)
        Amortization of deferred compensation -
          stock options                                            --             --              2
        Decrease (increase) in other assets                      (309)            (2)           514
        Increase in other liabilities                             692           (708)           196
                                                           ----------     ----------     ----------
           Net cash provided by operating activities            6,172          3,816          2,800
Cash flows from investing activities
    Purchases of premises and equipment                            --             --            223
    Investment in subsidiaries                                     --             --           (673)
                                                           ----------     ----------     ----------
        Net cash provided by financing activities                  --             --           (450)

Cash flows from financing activities
    Net increase (decrease) in notes payable               $   (1,550)    $    2,925     $   (1,000)
    Dividend paid on common stock                              (1,347)        (1,721)        (1,613)
    Dividends paid on preferred stock                            (207)          (207)          (207)
    Proceeds from exercise of stock options                       357            579            161
    Stock option expense                                         (352)            --             --
    Purchase of treasury stock                                 (1,677)        (5,739)          (156)
                                                           ----------     ----------     ----------
        Net cash used in financing activities                  (4,776)        (4,163)        (2,815)
                                                           ----------     ----------     ----------
    Net increase (decrease) in cash and
      cash equivalents                                         (1,396)          (347)          (465)
Cash and cash equivalents
    Beginning of year                                             116            463            928
                                                           ----------     ----------     ----------

   End of year                                             $    1,512     $      116     $      463
                                                           ==========     ==========     ==========

Note 20.  Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

                                                                    Years Ended December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------

Change in unrealized gains on
  securities available-for-sale                            $      125     $   (2,050)    $   (1,167)
Reclassification adjustment for losses (gains)
   recognized in income                                           104             79           (123)
                                                           ----------     ----------     ----------
    Net unrealized gains                                          229         (1,971)        (1,290)
Tax expense                                                        89           (715)          (500)
                                                           ----------     ----------     ----------

Other comprehensive income                                 $      140     $   (1,256)    $     (790)
                                                           ==========     ==========     ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 21.  Segment Information

The Company's reporting was enhanced so that a line of business (LOB) reporting structure was implemented as of January 1, 2005. In 2006 and 2005, the reportable segments were determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and operations & other. Loans and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage and trust services generate the revenue in the wealth management segment (formerly known as the Financial Services segment); and holding company services and discontinued operations associated with the sale of the insurance segment generate the revenue in the operations & other segment. The "net allocations" line in 2006 and 2005 represents the allocation of the costs that are overhead being spread to the specific segments. With the sale of the Insurance unit, the results for Insurance were reclassified into the Operations & Other segment from the Financial Services segment (which is now referred to as Wealth Management).

The merger became effective on November 13, 2006, and as such, the results for the former Centrue Bank are presented as a stand alone segment since its operations were not yet integrated at year end 2006. Comparable discrete financial information is not available for the acquired entity on the same reporting basis as the Company (e.g. the former UnionBancorp, Inc.).

Due to a change in the reporting systems, the 2004 data used to monitor segments is determined by the products and services offered, primarily distinguished between banking, mortgage banking, financial services, and other operations. Loans, investments, and deposits provide the revenues in the banking segment; insurance, brokerage, and trust in the financial services segment; and holding company services are categorized as other. The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows:

                                 Retail      Commercial       Treasury      Wealth           Other          Other       Continuing
                                 Segment       Segment         Segment     Management      Operations      Banking      Operations
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------
2006
----
Net interest income (loss)     $     7,772   $    13,046    $       461    $       256    $    (1,098)   $     2,070    $    22,507
      Other revenue                  3,441           457           (104)         1,177            739            978          6,688
      Other expense                  5,494         2,309            251          1,359          7,972          2,382         19,767
Noncash items
      Depreciation                     891            11             --              7          1,352            284          2,545
      Provision for loan losses        325        (1,625)            --             --             --             25         (1,275)
      Other intangibles                 --            --             --             --             67            344            411
Net allocations                      3,231         5,221            812            880        (10,144)            --             --
Income tax expense                     387         2,485           (584)          (239)           142            (46)         2,145
      Segment profit (loss)            835         5,102           (122)          (574)           252             59          5,602
Goodwill                             2,512         2,631             --          1,167             --         19,086         25,396
Segment assets                      91,199       323,184        197,225          1,330         16,098        653,989      1,283,025

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 21.  Segment Information  (Continued)

                                  Retail      Commercial       Treasury      Wealth           Other          Other       Continuing
                                  Segment       Segment         Segment     Management      Operations      Banking      Operations
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
2005
----

Net interest income (loss)      $     7,527   $    13,191    $       302    $       102    $      (129)   $        --   $    20,993
      Other revenue                   3,948           411            (79)         1,321            697             --         6,298
      Other expense                   6,913         3,382            230          1,391          7,099             --        19,015
Noncash items
      Depreciation                    1,060            13             --             82          1,053             --         2,208
      Provision for loan losses         420          (170)            --             --             --             --           250
      Other intangibles                  --            --             --              6            114             --           120
Net allocations                       2,886         4,603            523            844         (8,856)            --            --
Income tax expense                       67         1,573           (431)          (231)           341             --         1,319
      Segment profit (loss)             129         4,201            (99)          (669)           817             --         4,379
Goodwill                              2,512         2,631             --          1,820             --             --         6,963
Segment assets                       99,916       330,240        216,355          3,723         25,988             --       676,222


                                                               Banking        Mortgage       Wealth          Other      Continuing
                                                               Segment        Banking      Management       Segments    Operations
                                                             -----------    -----------    -----------    -----------   -----------
2004
----
Net interest income                                          $    21,284    $       700    $        14    $      (331)  $    21,667
Other revenue                                                      9,012          2,070          1,295              1        12,378
Other expense                                                     16,833          1,605          1,732          2,052        22,222
Noncash items
   Depreciation                                                    1,956            100            100            188         2,344
   Provision for loan loss                                         1,924             --             --             --         1,924
   Amortization of intangibles                                       286             --              8             --           294
Segment profit (loss)                                              9,297          1,065           (531)        (2,570)        7,261
Income tax expense                                                    --             --             --          2,173         2,173
Income from continuing operations                                  9,297          1,065           (531)        (4,743)        5,088
Goodwill                                                           5,143             --          1,167             --         6,310
Segment assets                                                   662,415          2,620          3,810         (2,144)      666,701

Note 22.  Discontinued Operations

During 2006, the Company began evaluating whether strategically the Insurance unit was in it's long-term goals. During the 3rd quarter of 2006, an opportunity surfaced that management determined was the best strategic action plan. Thus, the Company sold the Insurance unit of their Wealth Management segment to the Phoenix Group for $1,200 and the deal closed on September 30, 2006. In accordance with FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance division are reflected in the Company's statements of income for 2006 and 2005 as "discontinued operations." The loss on sale of the insurance unit of $452 and related tax benefit of $175 are included in discontinued operations as of December 31, 2006. Additionally, approximately $1,030


(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 22.  Discontinued Operations (continued)

of goodwill and intangibles attributed to the Insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

                                                                          December 31,
                                                           ----------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
Net interest income                                        $       (5)    $       (8)    $       (5)
Noninterest income                                                976          1,305          1,724
Noninterest expense                                             1,196          1,623          2,121
                                                           ----------     ----------     ----------
Loss from discontinued operations before income taxes            (225)          (326)          (402)
Loss on disposal                                                 (452)            --             --
Benefit for taxes                                                (262)          (120)          (117)
                                                           ----------     ----------     ----------

Net income (loss) from discontinued operations             $     (415)    $     (206)    $     (285)
                                                           ==========     ==========     ==========

Note 23.  Business Combinations

On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. As a result of this merger, the Company expects to further solidify its market share in the northern and central Illinois markets, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

The aggregate purchase price was $49,316, $4 in cash and $49,312 in common stock. The value of the 2,701 common shares issued was determined using the market price multiplied by the exchange rate of 1.2. The purchase price resulted in approximately $19,086 of goodwill, and $13,035 in core deposit and customer relationship intangible. The intangible asset(s) will be amortized over 10 years, using an accelerated method. Goodwill will not be amortized but instead it will be evaluated periodically each year for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents                                                                $   26,506
Securities available-for-sale                                                               125,756
Loans                                                                                       431,692
Goodwill                                                                                     19,086
Premises and equipment, net                                                                  20,701
Core deposit and other intangibles                                                           13,035
Other assets                                                                                 14,795
                                                                                         ----------
    Total assets acquired                                                                   651,571
Deposits                                                                                   (523,630)
Other liabilities                                                                           (78,625)
                                                                                         ----------
    Total liabilities assumed                                                              (602,255)
                                                                                         ----------
Net assets acquired                                                                      $   49,316
                                                                                         ==========

(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

Note 23.  Business Combinations (continued)

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2006 and 2005. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                        December 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
Net interest income                              $   39,127     $   39,117
Net income                                       $    4,228     $    8,553
Basic earnings per share                         $     0.98     $     2.03
Diluted earnings per share                       $     0.97     $     2.00



(Continued)

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
Note 24.  Quarterly Results of Operations (Unaudited)

                                    Year Ended December 31, 2006                    Year Ended December 31, 2005
                                          Three Months Ended                             Three Months Ended
                             --------------------------------------------    -------------------------------------------
                             Dec. 31     Sep. 30     June 30     March 31    Dec. 31(A)   Sep. 30    June 30(B)  March 31
                             --------    --------    --------    --------    --------    --------    --------    --------
Total interest income        $ 15,197    $  9,802    $  9,476    $  9,383    $  9,290    $  8,720    $  8,545    $  8,142
Total interest expense          7,902       4,728       4,523       4,198       3,884       3,502       3,263       3,055
                             --------    --------    --------    --------    --------    --------    --------    --------
Net interest income             7,295       5,074       4,953       5,185       5,406       5,218       5,282       5,087

Provision for loan losses          25        (200)       (300)       (800)        100          50          --         100
Noninterest income              2,363       1,481       1,380       1,464       1,405       1,702       1,707       1,484
Noninterest expense             8,372       4,591       4,767       4,993       5,639       5,347       5,239       5,118
                             --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before
  income taxes                  1,261       2,164       1,866       2,456       1,072       1,523       1,750       1,353
Income tax expense
  (benefit)                       162         658         543         782         243         405         326         345
                             --------    --------    --------    --------    --------    --------    --------    --------
Income from continuing
   operations                   1,099       1,506       1,323       1,674         829       1,118       1,424       1,008
Loss on discontinued
   Operations                     (88)       (270)        (29)        (28)        (63)        (57)        (42)        (44)
                             --------    --------    --------    --------    --------    --------    --------    --------
Net income                      1,011       1,236       1,294       1,646         766       1,061       1,382         964
Preferred stock dividend           51          52          52          52          51          52          52          52
                             --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss) for
  common stockholders        $    960    $  1,184    $  1,242    $  1,594    $    715    $  1,009    $  1,330    $    912
                             ========    ========    ========    ========    ========    ========    ========    ========
Basic earnings per share
   from continuing
   operations                $   0.20    $   0.39    $   0.32    $   0.40    $   0.20    $   0.27    $   0.35    $   0.24
                             ========    ========    ========    ========    ========    ========    ========    ========
Diluted earnings per share
   from continuing
   operations                $   0.20    $   0.38    $   0.31    $   0.40    $   0.20    $   0.26    $   0.34    $   0.23
                             ========    ========    ========    ========    ========    ========    ========    ========
Basic earnings per share
   from discontinued
   operations                $  (0.02)   $  (0.07)   $  (0.01)   $  (0.00)   $  (0.02)   $  (0.01)   $  (0.01)   $  (0.01)
                             ========    ========    ========    ========    ========    ========    ========    ========
Diluted earnings per share
   from discontinued
   operations                $  (0.02)   $  (0.07)   $  (0.01)   $  (0.00)   $  (0.02)   $  (0.01)   $  (0.01)   $  (0.01)
                             ========    ========    ========    ========    ========    ========    ========    ========
Basic earnings (loss)
  per share                  $   0.18    $   0.32    $   0.31    $   0.39    $   0.18    $   0.26    $   0.33    $   0.23
                             ========    ========    ========    ========    ========    ========    ========    ========
Diluted earnings (loss)
  per share                  $   0.18    $   0.31    $   0.31    $   0.39    $   0.18    $   0.25    $   0.33    $   0.22
                             ========    ========    ========    ========    ========    ========    ========    ========

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

(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14 as of December 31, 2006. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company's internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company's 2007 Proxy Statement under the caption "Election of Directors", on page 16 of the 2007 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance," on page 31 under the caption "Audit Committee Financial Expert" and on page 6 under the caption "Code of Ethics" is incorporated herein by reference. The Company's executive officers are identified under the caption "Executive Officers" contained in Part I of this report.

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Walter E. Breipohl, Randall E. Ganim and Scott C. Sullivan.

Item 11. Executive Compensation

The information on page 7 under the caption "Compensation of Directors", pages 17 through 28 of the 2007 Proxy Statement under the caption "Compensation Discussion and Analysis," page 16 under the caption "Executive and Compensation Committee Interlocks," and page 16 "Report of Executive & Compensation Committee" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on pages 14 through 16 of the 2007 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and on page 7 under the caption "Existing Equity Compensation Plans" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

The information on page 28 of the 2007 Proxy Statement under the caption "Transactions with Management" and on page 2 under the caption "Election of Directors" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information on page 28 and 29 of the 2007 Proxy Statement under the caption "Accountant Fees" is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   Index to Financial Statements

         The index to Financial Statements is contained in Item 8, appearing on page 46 of this Form 10-K.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2007.

                                       CENTRUE FINANCIAL CORPORATION

                                       By: /s/ THOMAS A. DAIBER
                                           -------------------------------------
                                           Thomas A. Daiber
                                           President and Principal Executive
                                           Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2007

/s/ RICHARD J. BERRY                     /s/ MICHAEL J. HEJNA
----------------------------------       -------------------------------------
Richard J. Berry                         Michael J. Hejna
Director                                 Director

/s/ WALTER E. BREIPOHL                   /s/ DENNIS J. MCDONNELL
----------------------------------       -------------------------------------
Walter E. Breipohl                       Dennis J. McDonnell
Director                                 Director

/s/ THOMAS A. DAIBER                     /s/ JOHN A. SHINKLE
----------------------------------       -------------------------------------
Thomas A. Daiber                         John A. Shinkle
Director                                 Director

/s/ RANDALL E. GANIM                     /s/ MARK L. SMITH
----------------------------------       -------------------------------------
Randall E. Ganim                         Mark L. Smith
Director                                 Director

/s/ MICHAEL A. GRIFFITH                  /s/ SCOTT C. SULLIVAN
----------------------------------       -------------------------------------
Michael A. Griffith                      Scott C. Sullivan
Director                                 Director

                          Centrue Financial Corporation

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

Exhibits

3.1 Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

3.2 Bylaws of the Company [incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K filed on November 17, 2006].

4.1 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.2 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company [incorporated by reference from Exhibit
         3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.3      Specimen Common Stock Certificate [filed herewith].

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

10.3 Centrue Financial Corporation 1999 Nonqualified Stock Option Plan [incorporated by reference from Exhibit 10.1 to the registration statement on Form S-8 filed by the Company on December 10, 1999 (File No. 333-92549)].

10.4 Centrue Financial Corporation 2000 Incentive Compensation Plan [incorporated by reference from Exhibit 10.1 to Centrue's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 13, 2001].

10.5 Centrue Financial Corporation 2003 Stock Option Plan [incorporated by reference from Centrue's 2003 Proxy Statement].

10.6     Form of Stock Option Agreements [incorporated by reference from Exhibit
         10.1 to Form 10-Q/A for the Quarter Ended September 30, 2005]

10.7 Thomas A. Daiber Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-1 to Exhibit 2.1)].

10.8 Kurt R. Stevenson Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-3 to Exhibit 2.1)]

10.9 Amendment to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on November 17, 2006].

10.10    Donald L. Brown Employment Agreement [filed herewith]

10.11    Roger D. Dotson Employment Agreement [filed herewith].

10.12    Steven E. Flahaven Employment Agreement [filed herewith].

10.13    Heather M. Hammitt Employment Agreement [filed herewith].

10.14    Kenneth A. Jones Employment Agreement [filed herewith].

10.15    Diane F. Leto Employment Agreement [filed herewith].

10.16    Michael A. O'Gorman Employment Agreement [filed herewith].

10.17    Ricky R. Parks Employment Agreement [filed herewith].

10.18    Everett J. Solon Employment Agreement [filed herewith].

10.19 Non-employee Directors' Deferred Compensation Plan [incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed December 21, 2006].

10.20 Kankakee Bancorp, Inc. 1992 Stock Option Plan [incorporated by reference from Schedule 14A for the 1993 Annual Meeting of Stockholders of former Centrue Financial Corporation (Filer No. 001-15025)].

10.21 Kankakee Bancorp, Inc. 2003 Director Short Term Incentive Plan [incorporated by reference from Exhibit 10.1 to Form S-8 (Registration No. 333-104913) of former Centrue Financial Corporation (Filer No. 001-15025) filed on May 1, 2003].

10.22 Kankakee Bancorp, Inc. 2003 Stock Incentive Plan [incorporated by reference from Appendix B to Schedule 14A filed on March 14, 2003 of former Centrue Financial Corporation (Filer No. 001-15025)].

10.23 Indenture dated April 10, 2002 between the Company and Wilmington Trust Company [incorporated by reference from Exhibit 10.9 to Form 10-K for the year ended December 31, 2004 of former Centrue Financial Corporation (Filer No. 001-15025)].

10.24 Indenture dated April 22, 2004 between the Company and U.S. Bank, N.A. [incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 of former Centrue Financial Corporation (Filer No. 001-150250].

14.1     Code of Ethics [filed herewith]

21.1     Subsidiaries of Centrue Financial Corporation.

23.1     Consent of Crowe Chizek and Company LLC.

31.1. Certification of Thomas A. Daiber, the Company's Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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