Form 10-Q
period 2007-03-31
CENTRUE FINANCIAL CORP
filed 2007-05-14
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
                         COMMISSION FILE NUMBER: 0-28846

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

                 122 West Madison Street, Ottawa, Illinois 61350
           (Address of principal executive offices including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Shares outstanding at May 14, 2007
-----------------------------                ----------------------------------
Common Stock, Par Value $1.00                           6,422,488


================================================================================

                          CENTRUE FINANCIAL CORPORATION
                                 FORM 10-Q INDEX
                                 MARCH 31, 2007

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             o     Unaudited Consolidated Balance Sheets....................   1

             o     Unaudited Consolidated Statements of Income and
                     Comprehensive Income ..................................   2

             o     Unaudited Consolidated Statements of Cash Flows..........   4

             o     Notes to Unaudited Consolidated Financial Statements.....   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  15

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk................................................  27

Item 4.  Controls and Procedures ...........................................  28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  29

Item 1A. Risk Factors.......................................................  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  29

Item 3.  Defaults Upon Senior Securities....................................  29

Item 4.  Submission of Matters to a Vote of Security Holders................  29

Item 5.  Other Information..................................................  30

Item 6.  Exhibits...........................................................  30

SIGNATURES..................................................................  31

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                    March 31,       December 31,
                                                                      2007             2006
                                                                  -------------    -------------
ASSETS
Cash and cash equivalents                                         $      48,910    $      40,195
Securities available-for-sale                                           289,288          298,692
Loans                                                                   868,529          836,944
Allowance for loan losses                                               (10,607)         (10,835)
                                                                  -------------    -------------
     Net loans                                                          857,922          826,109
Cash value of life insurance                                             26,145           25,904
Mortgage servicing rights                                                 3,402            3,510
Premises and equipment, net                                              35,375           35,403
Goodwill                                                                 25,396           25,396
Intangible assets, net                                                   12,112           12,733
Other real estate                                                         4,262            2,136
Other assets                                                             16,009           12,947
                                                                  -------------    -------------
         Total assets                                             $   1,318,821    $   1,283,025
                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                     $     120,578    $     125,585
         Interest-bearing                                               936,719          901,025
                                                                  -------------    -------------
              Total deposits                                          1,057,297        1,026,610
     Federal funds purchased and securities sold
       under agreements to repurchase                                    41,468           36,319
     Federal Home Loan Bank advances                                     57,738           63,147
     Notes payable                                                        8,760            9,015
     Series B mandatory redeemable preferred stock                          831              831
     Subordinated debentures                                             20,620           20,620
     Other liabilities                                                   12,440            8,292
                                                                  -------------    -------------
         Total liabilities                                            1,199,154        1,164,834
                                                                  -------------    -------------
Stockholders' equity
     Preferred stock; 200,000 shares authorized; none issued                  -                -
     Series A convertible preferred stock; 2,765 shares
         authorized, 2,762 Shares outstanding (aggregate
         liquidation preference of $2,762)                                  500              500
     Common stock, $1 par value; 15,000,000 shares authorized;
         7,430,110 shares issued at March 31, 2007 and
         7,412,210 shares issued at December 31, 2006                     7,430            7,412
     Surplus                                                             70,713           70,460
     Retained earnings                                                   53,543           52,469
     Accumulated other comprehensive income                                 408              235
                                                                  -------------    -------------
                                                                        132,594          131,076
     Treasury stock, at cost; 959,270 shares at March 31, 2007
         and 957,142 at December 31, 2006                               (12,927)         (12,885)
                                                                  -------------    -------------
              Total stockholders' equity                                119,667          118,191
                                                                  -------------    -------------

              Total liabilities and stockholders' equity          $   1,318,821    $   1,283,025
                                                                  =============    =============

See Accompanying Notes to Unaudited Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2007 and 2006 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
Interest income
     Loans                                                        $      16,046    $       7,155
     Securities
         Taxable                                                          3,290            1,995
         Exempt from federal income taxes                                   382              216
     Federal funds sold and other                                            95               17
                                                                  -------------    -------------
         Total interest income                                           19,813            9,383
Interest expense
     Deposits                                                             8,817            3,479
     Federal funds purchased and securities sold
         under agreements to repurchase                                     410               72
     Federal Home Loan Bank advances                                        645              482
     Series B mandatory redeemable preferred stock                           12               12
     Subordinated debentures                                                448                -
     Notes payable and other                                                158              153
                                                                  -------------    -------------
         Total interest expense                                          10,490            4,198
                                                                  -------------    -------------
Net interest income                                                       9,323            5,185
Provision for loan losses                                                     -             (800)
                                                                  -------------    -------------
Net interest income after provision for loan losses                       9,323            5,985

Noninterest income
     Service charges                                                      1,583              440
     Trust income                                                           229              219
     Mortgage banking income                                                434              246
     Brokerage commissions and fees                                         126               84
     Bank owned life insurance (BOLI)                                       241              140
     Other income                                                           641              336
                                                                  -------------    -------------
                                                                          3,254            1,465
Noninterest expense
     Salaries and employee benefits                                       5,148            3,046
     Occupancy, net                                                         941              539
     Furniture and equipment                                                695              379
     Marketing                                                              192              110
     Supplies and printing                                                  181               95
     Telephone                                                              178              117
     Other real estate owned                                                  3                6
     Amortization of intangible assets                                      621               29
     Other expenses                                                       1,989              672
                                                                  -------------    -------------
                                                                          9,948            4,993
                                                                  -------------    -------------
Income from continuing operations before income taxes                     2,629            2,457
Income taxes                                                                730              783
                                                                  -------------    -------------
Income from continuing operations after income taxes                      1,899            1,674

See Accompanying Notes to Unaudited Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2007 and 2006 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
DISCONTINUED OPERATIONS:
     Loss from operations of discontinued insurance unit          $           -    $         (48)
     Income tax benefit                                                       -              (20)
                                                                  -------------    -------------
     Loss on discontinued operations                                          -              (28)
                                                                  -------------    -------------
         Net income                                               $       1,899    $       1,646
                                                                  =============    =============
     Preferred stock dividends                                               52               52
                                                                  -------------    -------------
Net income for common stockholders                                $       1,847    $       1,594
                                                                  =============    =============

Basic earnings per share from continuing operations               $        0.29    $        0.43
                                                                  =============    =============
Basic earnings per share from discontinued operations             $           -    $       (0.01)
                                                                  =============    =============
Basic earnings per common share                                   $        0.29    $        0.42
                                                                  =============    =============
Diluted earnings per share from continuing operations             $        0.28    $        0.43
                                                                  =============    =============
Diluted earnings per share from discontinued operations           $           -    $       (0.01)
                                                                  =============    =============
Diluted earnings per common share                                 $        0.28    $        0.42
                                                                  =============    =============

TOTAL COMPREHENSIVE INCOME:
     Net income                                                   $       1,899    $       1,646
     Change in unrealized gains (losses) on
         available for sale securities                                      173             (356)
                                                                  -------------    -------------
     Other comprehensive income                                   $       2,072    $       1,290
                                                                  =============    =============

See Accompanying Notes to Unaudited Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006 (In Thousands)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
Cash flows from operating activities
    Net income                                                    $       1,899    $       1,646
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                         845              464
       Amortization of intangible assets                                    621               44
       Amortization of mortgage servicing rights                            108               79
       Amortization of bond premiums, net                                    55              132
       Stock Option Expense                                                   6               35
       Federal Home Loan Bank stock dividend                                (29)             (46)
       Provision for loan losses                                              -             (800)
       Tax benefit related to exercised options                             103               42
       Net change in BOLI                                                  (241)            (140)
       Net change in OREO                                                  (117)            (380)
       Gain (loss) on sale of loans                                        (291)            (154)
       (Gain)/loss on sale of real estate acquired in
        settlement of loans                                                 (82)               1
       Proceeds from sales of loans held for sale                        10,248           11,158
       Origination of loans held for sale                               (10,699)         (11,352)
       Change in assets and liabilities
          Decrease (increase) in other assets                            (3,127)             746
          Increase (decrease) in other liabilities                        3,839             (240)
                                                                  -------------    -------------
              Net cash provided by operating activities                   3,138            1,235
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                             13,461            9,687
       Purchases                                                         (3,638)         (15,103)
    Net (increase) / decrease in loans                                  (33,197)          11,202
    Purchase of premises and equipment                                     (817)            (265)
    Sale of branch                                                            -           (6,054)
    Proceeds from sale of real estate acquired in settlement
     of loans                                                               199               46
                                                                  -------------    -------------
              Net cash provided by (used in) investing
               activities                                               (23,992)            (487)
Cash flows from financing activities
    Net increase (decrease) in deposits                                  30,687           (6,905)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                  5,149              903
    Payments on notes payable                                              (255)             (22)
    Proceeds from notes payable                                               -            1,400
    Net increase (decrease) in advances from the Federal
     Home Loan Bank                                                      (5,409)          (2,700)
    Dividends on common stock                                              (775)            (449)
    Dividends on preferred stock                                            (52)             (52)
    Proceeds from exercise of stock options                                 266              108
    Purchase of treasury stock                                              (42)          (1,638)
                                                                  -------------    -------------
          Net cash provided by / (used in) financing activities          29,569           (9,355)
                                                                  -------------    -------------
Net increase (decrease) in cash and cash equivalents                      8,715           (8,607)
Cash and cash equivalents
    Beginning of period                                                  40,195           24,358
                                                                  -------------    -------------
    End of period                                                 $      48,910    $      15,751
                                                                  =============    =============
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                   $       9,947    $       4,575
       Income taxes                                                           -                -
       Transfers from loans to other real estate owned                    2,242              380

See Accompanying Notes to Unaudited Financial Statements

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the 4th quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation. Upon completion of this, UnionBancorp changed its name to Centrue Financial Corporation. The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The annualized results of operations during the three months ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. All financial information is in thousands (000's), except shares and per share data. The consolidated financial statements reflect the results of the Company's insurance unit of the Wealth Management segment as a discontinued operation as described in Note 8.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

BASIC EARNINGS PER COMMON SHARE

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
Net income from continuing operations
   available to common shareholders                               $       1,847    $       1,622
Net loss from discontinued operations
   available to common shareholders                               $           -    $         (28)
                                                                  -------------    -------------
Net income available to common shareholders                       $       1,847    $       1,594
Weighted average common shares outstanding                            6,462,000        3,787,000
                                                                  -------------    -------------

Basic earnings per common share from continuing operations        $        0.29    $        0.43
                                                                  =============    =============
Basic earnings per common share from discontinued operations      $           -    $       (0.01)
                                                                  =============    =============
Basic earnings per common share                                   $        0.29    $        0.42
                                                                  =============    =============

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 2.  EARNINGS PER SHARE (continued)

DILUTED EARNINGS PER COMMON SHARE

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
Weighted average common shares outstanding                            6,462,000        3,787,000
Add: dilutive effect of assumed exercised stock options                  35,000           51,000
                                                                  -------------    -------------
Weighted average common and dilutive potential shares outstanding     6,497,000        3,838,000
                                                                  =============    =============

Diluted earnings per common share from continuing operations      $        0.28    $        0.43
                                                                  =============    =============
Diluted earnings per common share from discontinued operations    $           -    $       (0.01)
                                                                  =============    =============
Diluted earnings per common share                                 $        0.28    $        0.42
                                                                  =============    =============

There were approximately 276,200 and 60,000 options outstanding at March 31, 2007 and 2006, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 3.  SECURITIES

The Company's consolidated securities portfolio, which represented 25.9% of the Company's 2007 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. All of the Company's securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2007 and December 31, 2006, respectively:

                                                                         March 31, 2007
                                                ----------------------------------------------------------------
                                                                    Gross            Gross               %
                                                    Fair          Unrealized       Unrealized           of
                                                    Value           Gains            Losses          Portfolio
                                                -------------   -------------    -------------     -------------
U.S. government agencies                        $     123,375   $         396    $        (181)             42.6
States and political subdivisions                      41,987             316              (57)             14.5
U.S. government mortgage-backed securities             63,856             228             (282)             22.1
Collateralized mortgage obligations                    26,768              73              (17)              9.3
Equity securities                                      27,544             151                -               9.5
Corporate                                               5,758              12               (9)              2.0
                                                -------------   -------------    -------------     -------------
                                                $     289,288   $       1,176    $        (546)            100.0%
                                                =============   =============    =============     =============

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 3.  SECURITIES (continued)

                                                                       December 31, 2006
                                                ----------------------------------------------------------------
                                                                    Gross            Gross               %
                                                    Fair          Unrealized       Unrealized           of
                                                    Value           Gains            Losses          Portfolio
                                                -------------   -------------    -------------     -------------
U.S. government agencies                        $     126,039   $         308    $        (245)             42.2
States and political subdivisions                      41,471             329               (9)             13.9
U.S. government mortgage-backed securities             69,579             253             (393)             23.3
Collateralized mortgage obligations                    27,237              44              (77)              9.1
Equity securities                                      25,602             171                -               8.6
Corporate                                               8,764              16              (13)              2.9
                                                -------------   -------------    -------------     -------------
                                                $     298,692   $       1,121    $        (737)            100.0%
                                                =============   =============    =============     =============

Management does not believe any individual unrealized losses as of March 31, 2007, identified in the preceding tables represent other-than-temporary impairment. These unrealized losses are primarily attributable to changes in the interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

There were no security sales during the quarters ended March 31, 2007 and 2006.

NOTE 4.  LOANS

The following table describes the composition of loans by major categories outstanding as of March 31, 2007 and December 31, 2006, respectively:

                                                       March 31, 2007                   December 31, 2006
                                                -----------------------------    -------------------------------
                                                      $               %                $                 %
                                                -------------   -------------    -------------     -------------
Commercial                                      $     158,385           18.24%   $     154,829             18.50%
Agricultural                                           20,204            2.33           23,118              2.76
Real estate:
    Commercial mortgages                              306,065           35.24          274,909             32.85
    Construction                                      129,041           14.86          116,608             13.93
    Agricultural                                       26,591            3.06           27,624              3.30
    1-4 family mortgages                              217,259           25.01          226,884             27.11
Installment                                            10,027            1.15           11,998              1.43
Other                                                     957            0.11              974              0.12
                                                -------------   -------------    -------------     -------------
Total loans                                           868,529          100.00%         836,944            100.00%
                                                                =============                      =============
Allowance for loan losses                             (10,607)                         (10,835)
                                                -------------                    -------------
    Loans, net                                  $     857,922                    $     826,109
                                                =============                    =============

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 4.  LOANS (continued)

The following table presents data on impaired loans:

                                                                    March 31,       December 31,
                                                                      2007             2006
                                                                  -------------    -------------
Impaired loans for which an allowance has been provided           $       7,816    $       4,915
Impaired loans for which no allowance has been provided                  10,255           16,450
                                                                  -------------    -------------
Total loans determined to be impaired                             $      18,071    $      21,365
                                                                  =============    =============
Allowance for loan loss for impaired loans included
   in the allowance for loan losses                               $       1,639    $       1,562
                                                                  =============    =============

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2007 and 2006 are summarized below:

                                                                        Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      2007             2006
                                                                  -------------    -------------
Beginning balance                                                 $      10,835    $       8,362
Charge-offs                                                                (498)            (127)
Recoveries                                                                  270               71
Provision for loan losses                                                     -             (800)
                                                                  -------------    -------------
Ending balance                                                    $      10,607    $       7,506
                                                                  =============    =============

Period end total loans, net of
  unearned interest                                               $     868,529    $     406,617
                                                                  =============    =============
Average loans                                                     $     856,962    $     414,237
                                                                  =============    =============

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 4.  LOAN (continued)

                                                                        Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      2007             2006
                                                                  -------------    -------------
Ratio of net charge-offs to average loans                                  0.03%            0.01%
Ratio of provision for loan losses to average loans                        0.00%           (0.19)%
Ratio of allowance for loan losses to ending total loans                   1.22%            1.85%
Ratio of allowance for loan losses to total nonperforming loans          112.65%          223.93%
Ratio of allowance at end of period to average loans                       1.24%            1.81%

NOTE 5.  STOCK OPTION PLANS

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company's common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant. There are 9,250 shares available for grant under this plan.

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the 2003 Option Plan's administrative committee. Pursuant to the 2003 Option Plan, 200,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 85,000 shares available for grant under this plan.

In addition to the Company plans described above, in conjunction with the merger, all outstanding options of the former Centrue Financial were converted into options to acquire Company common stock, as adjusted for the exchange ratio. Following the merger, no additional options are issuable under any of the former Centrue plans.

The fair value of each option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historic volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

                                             March 31,      December 31,
                                               2007            2006
                                           -------------   -------------
Fair value                                 $        4.69   $        4.81
Risk-free interest rate                             4.80%           4.95%
Expected option life (years)                           6               6
Expected stock price volatility                    23.67%          23.45%
Dividend yield                                      2.68%           2.47%

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 5.  STOCK OPTION PLANS (continued)

A summary of the status of the option plans as of March 31, 2007, and changes during the quarter ended on those dates is presented below:

                                                                    March 31, 2007
                                           ---------------------------------------------------------------
                                                                              Weighted-
                                                             Weighted-         Average
                                                              Average         Remaining        Aggregate
                                                             Exercise        Contractual       Intrinsic
                                               Shares          Price             Life            Value
                                           -------------   -------------    -------------    -------------
Outstanding at beginning of quarter              494,424   $       18.47
Granted                                           13,000           19.03
Exercised                                        (17,900)          12.12
Forfeited                                         (1,500)           9.75
                                           -------------   -------------
Outstanding at end of quarter                    488,024   $       18.73        4.9 years    $         987
                                           =============   =============    =============    =============
Options exercisable at quarter end               449,874   $       18.61        4.8 years    $         986
                                           =============   =============    =============    =============

Options outstanding at March 31, 2007 and December 31, 2006 were as follows:

                                                    Outstanding                      Exercisable
                                           -----------------------------   -------------------------------
                                                             Weighted
                                                              Average                          Weighted
                                                             Remaining                         Average
       Range of                                             Contractual                        Exercise
    Exercise Prices                            Number          Life            Number           Price
---------------------------------------    -------------   -------------   -------------     -------------
MARCH 31, 2007:

   $ 11.25  -  13.00                              48,381      3.25 years          48,381             11.58
     13.88  -  18.50                             150,443      3.81 years         157,293             15.50
     20.30  -  23.29                             289,200      5.66 years         244,200             22.00
                                           -------------   -------------   -------------     -------------
                                                 488,024      4.85 years         449,874     $       18.61
                                           =============   =============   =============     =============

DECEMBER 31, 2006:

   $  7.25  -  $ 9.75                              7,000       0.2 years           7,000     $        9.75
     11.25  -   13.00                             53,931       3.4 years          53,931             11.64
     13.88  -   18.50                            157,293       4.1 years         157,293             15.50
     20.30  -   23.29                            276,200       6.1 years         244,200             22.00
                                           -------------   -------------   -------------     -------------
                                                 494,424       5.1 years         462,424     $       18.39
                                           =============   =============   =============     =============

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 5.  STOCK OPTION PLANS (continued)

Information related to the stock option plan during the quarter ended March 31, 2007 and March 31, 2006 is as follows:

                                                         March 31,   March 31,
                                                           2007        2006
                                                         ---------   ---------
      Intrinsic value of options exercised               $     124   $     173
      Cash received from option exercises                      266         108
      Tax benefit realized from option exercises               103          42
      Weighted average of fair value of options granted      19.03           -

The Company recorded $6 and $34 in salaries and employee benefits stock compensation expense during the three months ended March 31, 2007 and 2006.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

                           Period                            Amount
            ---------------------------------               ---------
            April, 2007 - December, 2007                    $      29
            2008                                                   35
            2009                                                   35
            2010                                                   35
            2011                                                   35
            2012                                                   25
            2013                                                    1
                                                            ---------
                  Total                                     $     195
                                                            =========

NOTE 6.  CONTINGENT LIABILITIES AND OTHER MATTERS

Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

NOTE 7.  SEGMENT INFORMATION

The Company's reporting was enhanced so that a line of business (LOB) reporting structure was implemented as of January 1, 2005. The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and operations & other. Loans, and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage, and trust services generate the revenue in the wealth management segment (formerly known as the financial services segment); and holding company services and discontinued operations associated with the sale of the insurance unit generate revenue in the Other Operations segment. The "net allocations" line represents the allocation of the costs that are overhead being spread to the specific segments. With the sale of the insurance unit, the results for insurance were classified into the Other Operations segment from the Wealth Management segment.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 7.  SEGMENT INFORMATION (continued)

The merger with the former Centrue became effective on November 13, 2006, and as such, the results for the former Centrue Bank are presented as a stand alone segment ("Other Banking") since its operations were not yet integrated at the end of March 31, 2007. Comparable discrete financial information is not available for the results of this segment on the same reporting basis as the rest of the Company.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in
Note 1. Segment performance is evaluated using net income. Information reported internally for performance assessment follows.

                                                                        Three Months Ended,
                                                                          March 31, 2007
                                    -------------------------------------------------------------------------------------------
                                      Retail     Commercial    Treasury       Wealth         Other        Other      Continuing
                                      Segment      Segment     Segment      Management    Operations     Banking     Operations
                                    ----------   ----------   ----------    ----------    ----------    ----------   ----------
Net interest income (loss)          $    1,778   $    3,184   $      124    $       66    $     (474)   $    4,645   $    9,323
     Other revenue                         884          104            -           384           168         1,714        3,254
     Other expense                       1,412          610           63           401         2,247         3,756        8,490
Noncash items
     Depreciation                          216            3            -             5           244           369          837
     Provision for loan losses               -            -            -             -             -             -            -
     Other intangibles                       -            -            -             1             -           621          621
Net allocations                            843        1,431          174           184        (2,632)            -            -
Income tax expense                          60          406         (101)          (47)          (87)          499          730
     Segment profit (loss)                 131          838          (12)          (94)          (78)        1,114        1,899
Goodwill                                 2,521        2,622            -         1,166             -        19,087       25,396
Segment assets                          97,598      339,118      192,191         2,270        21,138       666,506    1,318,821

                                                                        Three Months Ended,
                                                                          March 31, 2006
                                    -------------------------------------------------------------------------------------------
                                      Retail     Commercial    Treasury       Wealth         Other        Other      Continuing
                                      Segment      Segment     Segment      Management    Operations     Banking     Operations
                                    ----------   ----------   ----------    ----------    ----------    ----------   ----------
Net interest income (loss)          $    1,982   $    3,263   $      130    $       56    $     (248)   $        -   $    5,183
     Other revenue                         850          111            1           633           165             -        1,760
     Other expense                       1,450          644           68           664         1,993             -        4,819
Noncash items
     Depreciation                          232            3            -            38           199             -          472
     Provision for loan losses             125         (925)           -             -             -             -         (800)
     Other intangibles                       -            -            -            15            28             -           43
Net allocations                            847        1,213          160           233        (2,453)            -            -
Income tax expense                          57          849         (106)          (87)           50             -          763
     Segment profit (loss)                 121        1,590            9          (174)          100             -        1,646
Goodwill                                 2,521        2,622            -         1,820             -             -        6,963
Segment assets                          97,648      327,122      213,003         3,792        20,142             -      661,707

NOTE 8.  DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company sold the insurance unit from the Wealth Management segment for $1,200. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance unit are reflected in the Company's statements of income for the three months ended March 31, 2006 as "discontinued operations." Approximately $1,030 of goodwill and intangibles attributed to the insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 8.  DISCONTINUED OPERATIONS (continued)

                                                         Three Months Ended
                                                           March 31, 2006
                                                         ------------------
    Net interest income                                  $               (2)
    Noninterest income                                                  295
    Noninterest expense                                                 341
                                                         ------------------
    Loss from discontinued operations
       before income taxes                                              (48)
    Benefit for taxes                                                   (20)
                                                         ------------------
    Net loss from discontinued operations                               (28)
                                                         ==================

NOTE 9.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140". This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Adoption of this statement on January 1, 2007 did not have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". This statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosure. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We will continue to carry the mortgage servicing asset at lower of cost or market, reviewing it quarterly for impairment.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has decided not to early adopt SFAS159 and is currently evaluating the impact of the adoption with respect to its current practice of measuring fair value and disclosure of it in its financial statements.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109" ("FIN 48") as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to follow. The amount recognized is the largest amount of tax benefit that is greater then 50% likely of being realized on examination. For tax positions not meeting the "more than likely than not" test, no benefit is recorded. The adoption had no effect on the Company's financial statements.

The Company is subject to U. S. federal income tax as well as income tax for the states of Illinois and Missouri. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the 4th quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation. Upon completion of this, UnionBancorp changed its name to Centrue Financial Corporation. The following discussion provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 2007 as compared to the same period in 2006. Management's discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the Company's 2006 Annual Report on Form 10-K. Annualized results of operations during the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year of 2007. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is in thousands (000's), except shares and per share data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company's 2006 Annual Report on Form 10-K.

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

         Goodwill and other intangible assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, and branch company acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which is ten years.

         Income taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

GENERAL

Centrue Financial Corporation is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its bank subsidiary, Centrue Bank (the "Bank"), but also derives revenue from the Wealth Management Division of its bank subsidiary. The Company provides a full range of services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east of St. Louis and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; mortgage banking; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

FIRST QUARTER HIGHLIGHTS

    o Income from continuing operations for the first quarter of 2007 was $1,899, an increase of 13.6% when compared to $1,674 for the same period in 2006;
    o Net interest income increased 55.8% to $9,323 in the first quarter ended March 31, 2007 as compared to $5,985 for the same period in 2006. This increase is the result of the merger with the former Centrue Financial;
    o The loan portfolio increased $31,585 or 3.8% since December 31, 2006 largely due to growth experienced in the St. Louis loan production office;
    o Deposits increased $30,687 or 3.0% since December 31, 2006 largely due to growth in interest bearing deposit accounts;
    o The Company did not record a provision for loan losses due to higher than anticipated recoveries, loans that were charged off which had previously established specific allocations, and a decrease in action list loans since year-end;
    o The net interest margin decreased 17 basis points to 3.35% as compared to the same period in 2006 largely due to the inverted yield curve and competitive pressures in pricing loans and deposits;
    o Noninterest expense for the first quarter of 2007 was $9,948. This was a $746 or 7.0% decrease in comparison to the same period 2006 pro forma combined companies. In the first quarter of 2006, the former UnionBancorp, Inc. reported $5,334 (adjusted for discontinued operations) while the former Centrue Financial reported $5,360 for a combined total of $10,694;
    o The Company opened a full service branch in Belleville, Illinois expanding its geographic footprint in the St Louis Metro East market;
    o The Company paid a $0.12 quarterly cash dividend on common stock. This marks the 86th consecutive quarter of dividends paid to stockholders.

RESULTS OF OPERATIONS

    NET INCOME

Income from continuing operations for the first quarter 2007 equaled $1,899 or $0.28 per diluted share as compared to income from continuing operations of $1,674 or $0.43 per diluted share for 2006. This represents an increase of 13.6% in net income and a decrease of 34.9% in diluted per share earnings. First quarter 2006 results included a net loss of ($28) or ($0.01) per diluted share for discontinued operations related to the September 2006 sale of the Company's insurance unit.

First quarter 2006 results included a negative provision of $800 to the allowance for loan losses. This action was largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of 2005 with a specific reserve allocation of $1,500. Excluding the reversal to the provision for loan losses, net of taxes, net income for the first quarter of 2006 would have equaled $1,156 or $0.29 per diluted share.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Return on average assets was 0.59% for the first quarter of 2007 compared to 1.00% for the same period in 2006. Return on average stockholders' equity was 6.42% for the first quarter of 2007 compared to 10.16% for the same period in 2006.

    NET INTEREST INCOME/ MARGIN

Fully tax equivalent net interest income increased 80.2% to $9,574 for the first quarter 2007 compared with $5,314 in 2006. The increase was largely attributable to the growth in average earning assets, including the impact of the Centrue merger, partially offset by a reduction in the net interest margin.

The Company's net interest margin declined 17 basis points to 3.35% in the first quarter 2007 as compared with 3.52% for the same period in 2006. During 2007, the net interest margin compressed as the cost of funds increased more than the earning asset yield. The primary drivers of the decrease were compressed loan spreads, heightened competition for deposits and fixed rate term loans that repriced at similar or lower rates during the last twelve months due to the flat to inverted yield curve. The expectation of a flat to inverted yield curve is likely to maintain pressure on margins for the remainder of 2007.

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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                   For the Three Months Ended March 31,
                                       ------------------------------------------------------------
                                                    2007                           2006
                                       ------------------------------  ----------------------------
                                                    Interest                      Interest                Change Due To:
                                         Average     Income/  Average   Average    Income/  Average  -------------------------
                                         Balance    Expense    Rate     Balance    Expense   Rate    Volume    Rate      Net
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
ASSETS

Interest-earning assets
  Interest-earning deposits            $     3,554  $     13     1.48% $     251  $      4     6.46% $    14  $   (5) $      9
  Securities (1)
    Taxable                                252,872     3,305     5.62    181,272     1,991     4.45      908     605     1,513
    Non-taxable (2)                         41,037       564     5.57     18,026       327     7.36      307    (269)       38
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
      Total securities (tax
       equivalent)                         293,909     3,869     5.34    199,298     2,318     4.72    1,215     336     1,551
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Federal funds sold Loans (3)(4)          6,103        82     5.45      1,560        17     4.43       60       5        65
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
      Commercial                           182,131     3,721     8.29    118,069     2,061     7.08    1,262     398     1,660
      Real estate                          663,174    11,858     7.25    284,177     4,834     6.90    6,767     257     7,024
      Installment and other                 11,656       520    18.09     11,992       280     9.46       (8)    248       240
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
        Gross loans (tax equivalent)       856,962    16,099     7.62    414,238     7,175     7.02    8,021     903     8,924
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
          Total interest-earning
            assets                       1,160,528    20,063     7.01    615,347     9,514     6.27    9,310   1,239    10,549
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
Noninterest-earning assets
  Cash and cash equivalents                 26,676                        18,521
  Premises and equipment, net               35,509                        13,842
  Other assets                              71,295                        23,752
                                       -----------                     ---------
    Total nonearning assets                133,481                        56,115
                                       -----------                     ---------
      Total assets                     $ 1,294,008                     $ 671,462
                                       ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                         $   102,601  $    420     1.66% $  69,997  $    282     1.63% $   133  $    5  $    138
  Money market accounts                    119,940     1,058     3.58     55,792       349     2.54      521     188       709
  Savings deposits                         102,559       181     0.72     38,538        54     0.57      108      19       127
  Time deposits                            587,319     7,157     4.94    308,207     2,794     3.68    3,166   1,197     4,363
  Federal funds purchased and
   repurchase agreements                    36,372       410     4.57      6,010        72     4.86      343      (5)      338
  Advances from FHLB                        61,226       645     4.27     49,340       482     3.96      123      40       163
  Notes payable                             30,378       618     8.25     11,061       167     6.13      377      74       451
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Total interest-bearing
     liabilities                         1,040,395    10,489     4.09    538,945     4,200     3.16    4,771   1,518     6,289
                                       -----------  --------  -------  ---------  --------  -------  -------  ------  --------
Noninterest-bearing liabilities
  Noninterest-bearing deposits             125,507                        61,730
  Other liabilities                          9,700                         4,966
                                       -----------                     ---------
    Total noninterest-bearing
     liabilities                           135,207                        66,696
                                       -----------                     ---------
  Stockholders' equity                     118,406                        65,821
                                       -----------                     ---------

  Total liabilities and
   stockholders' equity                $ 1,294,008                     $ 671,462
                                       ===========                     =========
  Net interest income (tax
   equivalent)                                      $  9,574                      $  5,314           $ 4,539  $ (279) $  4,260
                                                    ========                      ========           =======  ======  ========
  Net interest income (tax
   equivalent) to total earning
    assets                                                       3.35%                         3.52%
                                                              =======                       =======
  Interest-bearing liabilities
   to earning assets                         89.65%                        87.58%
                                       ===========                     =========

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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan losses for the first quarter of 2007. This represents an increase of $800 as compared to the same period a year ago. First quarter 2006 results included a negative provision of $800 to the allowance for loan losses. This action was largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of 2005 with a specific reserve allocation of $1,500. Also impacting provision levels included the following:

    o   decrease in action list loans since year-end;
    o   higher than anticipated recoveries;
    o loans that were charged off during the first quarter of 2007 had previously established specific allocations.

Nonperforming loans decreased 19.9% to $9,416 as of March 31, 2007 from $11,759 reported at December 31, 2006. Net charge-offs for the first quarter of 2007 were $228 compared with $56 for the comparable period in 2006. Annualized net charge-offs for the period were 0.03% of average loans compared with 0.01% of average loans for same period in 2006. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NONINTEREST INCOME

The following table summarizes the Company's noninterest income:

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2007        2006
                                                        ---------   ---------
Service charges                                         $   1,583   $     440
Wealth management fees                                        355         303
Mortgage banking income                                       434         246
Bank owned life insurance                                     241         140
Electronic bank card fees                                     231          95
Other income                                                  410         241
                                                        ---------   ---------
Total noninterest income from continuing operations     $   3,254   $   1,465
Amounts reclassed to discontinued operations                    -         295
                                                        ---------   ---------
Previously reported noninterest income levels           $   3,254   $   1,760
                                                        =========   =========

Noninterest income from continuing operations increased $1,789 to $3,254 as compared to $1,465 for the same period in 2006. The growth experienced was primarily the result of improvements in service charges on deposit accounts, fees received on items drawn on customer accounts with insufficient funds, revenue generated from the mortgage banking division, and electronic banking card based fees (included in other income). Nearly all of the increase was related to revenue generated from deposit growth associated with the merger.

NONINTEREST EXPENSE

The following table summarizes the Company's noninterest expense:

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2007        2006
                                                        ---------   ---------
Salaries and employee benefits                          $   5,148   $   3,046
Occupancy expense, net                                        941         539
Furniture and equipment expense                               695         379
Marketing                                                     192         110
Supplies and printing                                         181          95
Telephone                                                     178         117
Other real estate owned expense                                 3           6
Amortization of intangible assets                             621          29
Other expenses                                              1,989         672
                                                        ---------   ---------
Total noninterest expense from continuing operations    $   9,948   $   4,993
Amounts reclassed to discontinued operations                    -         342
                                                        ---------   ---------
Previously reported noninterest expense levels          $   9,948   $   5,335
                                                        =========   =========

Noninterest expense for continuing operations increased $4,955 to $9,948 as compared to $4,993 for the same period in 2006. The increase was reported across all categories and predominantly due to higher costs associated with operating 21 additional branches and general operating expenses resulting from the merger. Also adversely impacting expense levels were increases in amortization of intangible assets related to the Centrue merger which occurred in November of 2006 and accelerated depreciation expense for assets being phased out.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

APPLICABLE INCOME TAXES

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2007 and 2006.

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2007        2006
                                                        ---------   ---------
Income from continuing operations before income taxes   $   2,629   $   2,457
Applicable income taxes                                       730         783
Effective tax rates                                          27.8%       31.9%

The Company recorded an income tax expense of $730 and $783 for the three months ended March 31, 2007 and 2006, respectively. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The Company's effective tax rate was lower than statutory rates due to the Company deriving interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from Illinois State tax. Additionally, the Company has reduced tax expense through various tax planning initiatives.

FINANCIAL CONDITION

    GENERAL

As of March 31, 2007, the following are the highlights of the balance sheet when compared to December 31, 2006:

    o gross loans grew $31,585 or 3.8% due predominantly to growth experienced in the St. Louis loan production office;
    o deposits grew 3.0% to $1,057,297 from $1,026,610 largely concentrated in time deposits;
    o the average loan to deposit ratio increased to 82.6% as of March 31, 2007 from 78.8% at December 31, 2006. This is the highest it has been in sixteen quarters;
    o non-interest bearing deposits fell to 11.4% of total deposits at the end of first quarter from 12.2% at December 31, 2006.

    NONPERFORMING ASSETS

If a loan is placed on nonaccrual status, the loan does not generate income for the Company. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. A loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans that are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing for the previous five quarters.

                                                          2007                         2006
                                                        --------    --------------------------------------------
                                                         Mar 31,     Dec 31,    Sept 30,     Jun 30,     Mar 31
                                                        --------    --------    --------    --------    --------
Non-accrual loans                                       $  9,416    $ 11,759    $  3,053    $  2,289    $  2,785
Loans 90 days past due and still accruing interest             -           -         168         517         567
                                                        --------    --------    --------    --------    --------
     Total nonperforming loans                             9,416      11,759       3,221       2,806       3,352
Other real estate owned                                    4,262       2,136         859       1,390         536
                                                        --------    --------    --------    --------    --------
     Total nonperforming assets                         $ 13,678    $ 13,895    $  4,080    $  4,196    $  3,888
                                                        ========    ========    ========    ========    ========

Nonperforming loans to total end of period loans            1.08%       1.40%       0.79%       0.70%       0.82%
Nonperforming assets to total end of period loans           1.57        1.66        1.00        1.04        0.96
Nonperforming assets to total end of period assets          1.04        1.08        0.63        0.64        0.59

The level of nonperforming loans at March 31, 2006 decreased to $9,416 versus the $11,759 that existed as of December 31, 2006. The decrease was largely related to the transfer of one nonperforming commercial real estate loan with a carrying value of $1,995 to other real estate owned. The $8,538 increase in nonperforming loans from September 30, 2006 to December 31, 2006 was largely related to $10,230 that was added to nonaccrual loans as part of the Centrue merger offset by a decrease of $1,692 related to resolutions of nonbankable loans or through successful workout strategies executed throughout 2006.

The level of nonperforming loans to total end of period loans was 1.08% at March 31, 2007, as compared to 1.40% at December 31, 2006. The reserve coverage ratio (allowance to nonperforming loans) was reported at 112.65% as of March 31, 2007 as compared to 92.14% as of December 31, 2006 and 223.93% as of March 31, 2006.

    OTHER POTENTIAL PROBLEM LOANS

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $2,202 at March 31, 2007 as compared to $858 at March 31, 2006 and $1,757 at December 31, 2006. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    ALLOWANCE FOR LOAN LOSSES

At March 31, 2007, the allowance for loan losses was $10,607 or 1.22% of total loans as compared to $10,835 or 1.29% at December 31, 2006. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

    o   general economic conditions;
    o   the type of loan being made;
    o   the creditworthiness of the borrower over the term of the loan;
    o in the case of a collateralized loan, the quality of the collateral for such a loan.

The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio by analyzing the following:

    o   ultimate collectibility of the loans in its portfolio;
    o   incorporating feedback provided by internal loan staff;
    o   the independent loan review function;
    o   results of examinations performed by regulatory agencies.

The Company regularly evaluates the adequacy of the allowance for loan losses. Commercial credits are graded using a system that is in compliance with regulatory classifications by the loan officers and the loan review function validates the officers' grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," and FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the analysis of the allowance for loan losses consists of three components:

    o specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value;
    o general portfolio allocation based on historical loan loss experience for each loan category;
    o subjective reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $8,715 from December 31, 2006 to March 31, 2007.

During the first three months of 2007, the Company experienced net cash inflows of $29,569 in financing activities primarily due to an increase in deposits and $3,138 was provided by operating activities due to primarily the net income for the period. In contrast, net cash outflows of $23,992 were used in investing activities due to the growth in loans.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2007.

                                                                 Payments Due by Period
                                             --------------------------------------------------------------
                                              Within 1                                After
                                                Year      1-3 Years    4-5 Years     5 Years        Total
                                             ----------   ----------   ----------   ----------   ----------
CONTRACTUAL OBLIGATIONS
Short-term debt                              $    7,615  $         -  $         -  $         -   $    7,615
Long-term debt                                        -          129            -        1,016        1,145
Certificates of Deposit                         450,814      142,173        7,752        1,904      602,643
Operating leases                                    322          891          949          480        2,642
Severance payments                                  130            -            -            -          130
Series B Mandatory redeemable
    Preferred stock                                   -          831            -            -          831
Subordinated debentures                               -            -            -       20,620       20,620
FHLB Advances                                    26,374       18,300        8,000        5,064       57,738
                                             ----------   ----------   ----------   ----------   ----------
    Total contractual cash obligations       $  485,255   $  161,433   $   15,752   $   28,604   $  691,173
                                             ==========   ==========   ==========   ==========   ==========

                                                       Amount of Commitment Expiration per Period
                                             --------------------------------------------------------------
                                              Within 1                                After
                                                Year       1-3 Years   4-5 Years     5 Years       Total
                                             ----------   ----------   ----------   ----------   ----------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Lines of credit                              $  142,922   $   54,933   $    6,394   $   16,842   $  221,091
Standby letters of credit                         5,937        9,025            -            -       14,962
                                             ----------   ----------   ----------   ----------   ----------
    Total commercial commitments             $  148,859   $   63,958   $    6,394   $   16,842   $  236,053
                                             ==========   ==========   ==========   ==========   ==========

CAPITAL RESOURCES

    STOCKHOLDERS' EQUITY

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2007 was $119,667, an increase of $1,476 or 1.25%, from December 31, 2006. The increase in stockholders' equity was largely the result of net income for the period and an increase in accumulated other comprehensive income. Average quarterly equity as a percentage of average quarterly assets was 9.15% at March 31, 2007, compared to 10.35% at December 31, 2006. Book value per common share equaled $18.42 at March 31, 2007 compared to $18.23 at December 31, 2006.

    STOCK REPURCHASE

On November 13, 2006, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% or 370,000 of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. Purchases are dependent upon market conditions and the availability of shares. The repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the first quarter of 2007, 2,128 shares were repurchased at a weighted cost of $19.60.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

    CAPITAL MEASUREMENTS

The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.6% and 11.7%, respectively, at March 31, 2007. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                          December 31,             Minimum         Well
                                     March 31,     --------------------------      Capital      Capitalized
                                       2007           2006           2005          Ratios         Ratios
                                    -----------    -----------    -----------    -----------    -----------
Tier 1 risk-based capital           $   102,412    $    99,869    $    60,546
Tier 2 risk-based capital                10,607         10,834          6,266
                                    -----------    -----------    -----------
Total capital                           113,019        110,703         66,812
Risk-weighted assets                    968,981        927,043        501,342
Capital ratios
     Tier 1 risk-based capital             10.6%          10.8%          12.1%          4.00%          6.00%
     Tier 2 risk-based capital             11.7           11.9           13.3           8.00          10.00
     Leverage ratio                         8.0            7.9            9.0           4.00           5.00

RECENT REGULATORY AND ACCOUNTING DEVELOPMENTS

See Note 9 for further discussion on this.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could effect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Among the factors that could have an impact on the Company's ability to achieve operating results and the growth plan goals are as follows:

    o management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;
    o   fluctuations in the value of the Company's investment securities;
    o the Company's ability to ultimately collect on any downgraded long-standing loan relationships;
    o the Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;
    o credit risks and risks from concentrations (by geographic area and by industry) within the Company's loan portfolio and individual large loans;
    o   volatility of rate sensitive deposits;
    o   operational risks, including data processing system failures or fraud;
    o   asset/liability matching risks and liquidity risks;
    o   the ability to successfully acquire low cost deposits or funding;
    o the ability to successfully execute strategies to increase noninterest income;
    o   the ability to successfully grow non-commercial real estate loans;
    o the ability of the Company to fully realize expected cost savings and revenue generation opportunities in connection with the synergies of merging with the former Centrue Bank;
    o the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;
    o changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY MANAGEMENT

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2007 and December 31, 2006, respectively:

                           Change in Net Interest Income Over
                                   One Year Horizon
                       ------------------------------------------
                         March 31, 2007        December 31, 2006
                       -------------------    -------------------
                        Dollar       %         Dollar       %
                        Change     Change      Change     Change
                       --------   --------    --------   --------
                                (Dollars in Thousands)
    +200 bp            $  2,369       5.90%   $  2,215       5.49%
    +100 bp               1,238       3.09       1,157       2.87
       Base                   -          -           -          -
    -100 bp              (1,760)     (4.39)     (1,529)     (3.79)
    -200 bp              (4,631)    (11.54)     (4,345)    (10.77)

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

As shown above, the Company's model at March 31, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $2,369 or 5.90%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $4,631 or 11.54%.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates.

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

ITEM 1A. RISK FACTORS

The Company did not experience any material changes in the Risk Factors during the Company's most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2007.

                                                             TOTAL NUMBER OF        MAXIMUM
                                                             SHARES PURCHASED   NUMBER OF SHARES
                                                               AS PART OF        THAT MAY YET BE
                                                                PUBLICLY         PURCHASED UNDER
                       TOTAL NUMBER OF     AVERAGE PRICE     ANNOUNCED PLANS     THE PLANS OR
PERIOD                 SHARES PURCHASED    PAID PER SHARE      OR PROGRAMS          PROGRAMS
--------------------   ----------------   ----------------   ----------------   ----------------
01/01/07 - 01/31/07               2,128              19.60              2,128            365,872

02/01/07 - 02/28/07                  --                 --                 --            365,872

03/01/07 - 03/31/07                  --                 --                 --            365,872

Total (1)                         2,128   $          19.60              2,128            365,872

    (1) The Company repurchased 2,128 shares at an average price per share of $19.60 of our common stock during the quarter ended March 31, 2007 pursuant to the Company's current repurchase program. The current repurchase program approved on November 12, 2006 authorized us to repurchase an additional 370,000 of the outstanding shares of our common stock. The expiration date of this program is May 13, 2008. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibits:

         3.2      Bylaws

         10.1 Centrue Financial Corporation amended and restated 2003 Stock Option Plan (incorporated by reference from Schedule 14A filed in connection with the 2007 Annual Meeting of Stockholders).

         10.2     Form of Incentive Stock Option Agreement

         10.3     Form of Nonqualified Stock Option Agreement

         31.1 Certification of Thomas A. Daiber, President and Principal Executive Officer, required by Rule 13a - 14(a).

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

         ----------
         (1) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CENTRUE FINANCIAL CORPORATION


Date: May 14, 2007                       By: /s/ Thomas A. Daiber
                                             -----------------------------------
                                             Thomas A. Daiber
                                             President and
                                             Principal Executive Officer


Date: May 14, 2007                       By: /s/ Kurt R. Stevenson
                                             -----------------------------------
                                             Kurt R. Stevenson
                                             Senior Executive Vice President and
                                             Principal Financial and
                                             Accounting Officer