Form 10-Q
period 2007-06-30
CENTRUE FINANCIAL CORP
filed 2007-08-10
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2007
                         Commission File Number: 0-28846

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Shares outstanding at August 10, 2007
  -----------------------------         -------------------------------------
  Common Stock, Par Value $1.00                       6,363,922

================================================================================

                          CENTRUE FINANCIAL CORPORATION
                                 FORM 10-Q INDEX
                                  JUNE 30, 2007

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          o    Unaudited Consolidated Balance Sheets.........................1

          o    Unaudited Consolidated Statements of Income and
                 Comprehensive Income .......................................2

          o    Unaudited Consolidated Statements of Cash Flows...............4

          o    Notes to Unaudited Consolidated Financial Statements..........5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................16

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk...............................................31

Item 4.   Controls and Procedures ..........................................32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................33

Item 1A.  Risk Factors......................................................33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......33

Item 3.   Defaults Upon Senior Securities...................................33

Item 4.   Submission of Matters to a Vote of Security Holders...............34

Item 5.   Other Information.................................................34

Item 6.   Exhibits..........................................................34

SIGNATURES..................................................................35

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006 (In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                  June 30,       December 31,
                                                                    2007            2006
                                                               -------------    -------------
ASSETS
Cash and cash equivalents                                      $      50,387    $      40,195
Securities available-for-sale                                        276,710          298,692
Loans                                                                912,168          836,944
Allowance for loan losses                                            (10,828)         (10,835)
                                                               -------------    -------------
     Net loans                                                       901,340          826,109
Cash surrender value of life insurance                                26,393           25,904
Mortgage servicing rights                                              3,309            3,510
Premises and equipment, net                                           35,950           35,403
Goodwill                                                              25,439           25,396
Intangible assets, net                                                12,154           12,733
Other real estate                                                      6,568            2,136
Other assets                                                          15,136           12,947
                                                               -------------    -------------
         Total assets                                          $   1,353,386    $   1,283,025
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                  $     130,701    $     125,585
         Interest-bearing                                            957,421          901,025
                                                               -------------    -------------
              Total deposits                                       1,088,122        1,026,610
     Federal funds purchased and securities sold
       under agreements to repurchase                                 45,370           36,319
     Advances from the Federal Home Loan Bank                         57,731           63,147
     Notes payable                                                    10,917            9,015
     Series B mandatory redeemable preferred stock                       831              831
     Subordinated debentures                                          20,620           20,620
     Other liabilities                                                11,728            8,292
                                                               -------------    -------------
         Total liabilities                                         1,235,319        1,164,834
                                                               -------------    -------------

Stockholders' equity
     Series A convertible preferred stock                                500              500
     Common stock                                                      7,434            7,412
     Surplus                                                          70,817           70,460
     Retained earnings                                                55,162           52,469
     Accumulated other comprehensive (loss) income                      (793)             235
                                                               -------------    -------------
                                                                     133,120          131,076
     Treasury stock, at cost                                         (15,053)         (12,885)
                                                               -------------    -------------
              Total stockholders' equity                             118,067          118,191
                                                               -------------    -------------

              Total liabilities and stockholders' equity       $   1,353,386    $   1,283,025
                                                               =============    =============

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       1.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2007 and 2006
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        Three months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007         2006
                                                     ----------    ----------    ----------    ----------
Interest income
    Loans                                            $   16,917    $    7,194    $   32,963    $   14,349
    Securities
       Taxable                                            3,182         2,027         6,472         4,025
       Exempt from federal income taxes                     381           210           763           426
    Federal funds sold and other                            173            45           268            59
                                                     ----------    ----------    ----------    ----------
       Total interest income                             20,653         9,476        40,466        18,859

Interest expense
    Deposits                                              9,443         3,845        18,260         7,324
    Federal funds purchased and securities sold
      under agreements to repurchase                        463            51           873           123
    Advances from the Federal Home Loan Bank                628           455         1,273           936
    Series B Mandatory Redeemable                            12            13            25            25
    Subordinated debentures                                 451             -           898             -
    Notes payable                                           165           160           323           314
                                                     ----------    ----------    ----------    ----------
       Total interest expense                            11,162         4,524        21,652         8,722
                                                     ----------    ----------    ----------    ----------
Net interest income                                       9,491         4,952        18,814        10,137
Provision for loan losses                                   226          (300)          226        (1,100)
                                                     ----------    ----------    ----------    ----------
Net interest income after
    Provision for loan losses                             9,265         5,252        18,588        11,237

Noninterest income
    Service charges                                       1,969           495         3,552           935
    Trust income                                            232           199           461           418
    Mortgage banking income                                 449           281           883           527
    Brokerage commissions and fees                          104            88           230           172
    Bank owned life insurance (BOLI)                        247           137           488           277
    Securities gains (losses), net                          (33)          (89)          (33)          (88)
    Gain on sale of OREO                                    491             -           588             -
    Other income                                            735           252         1,279           587
                                                     ----------    ----------    ----------    ----------
                                                          4,194         1,363         7,448         2,828
Noninterest expenses
    Salaries and employee benefits                        5,144         2,359        10,292         5,405
    Occupancy expense, net                                1,019           215         1,960           754
    Furniture and equipment expense                         627           616         1,322           995
    Marketing                                               221            96           413           206
    Supplies and printing                                   156            65           337           160
    Telephone                                               210           118           388           235
    Other real estate owned expense                          38             2            41             8
    Amortization of intangible assets                       591            31         1,212            60
    Other expenses                                        1,840         1,300         3,829         1,973
                                                     ----------    ----------    ----------    ----------
                                                          9,846         4,802        19,794         9,796
                                                     ----------    ----------    ----------    ----------

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       2.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2007 and 2006
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        Three months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Income from continuing operations
  before income taxes                                     3,613         1,813         6,242         4,269
Income taxes                                              1,107           522         1,837         1,303
                                                     ----------    ----------    ----------    ----------
Income from continuing operations                         2,506         1,291         4,405         2,966

DISCONTINUED OPERATIONS:

Gain (loss) from discontinued operations                      -             5             -           (43)
Income tax benefit                                            -             2             -           (17)
                                                     ----------    ----------    ----------    ----------
Gain (loss) on discontinued operations                        -             3             -           (26)
                                                     ----------    ----------    ----------    ----------
  Net income                                              2,506         1,294         4,405         2,940
                                                     ==========    ==========    ==========    ==========
Preferred stock dividends                                    52            52           104           104
                                                     ----------    ----------    ----------    ----------
Net income for common stockholders                   $    2,454    $    1,242    $    4,301    $    2,836
                                                     ==========    ==========    ==========    ==========

Basic earnings per share from
  continuing operations                              $     0.38    $     0.33    $     0.67    $     0.76
                                                     ==========    ==========    ==========    ==========
Diluted earnings per share from
  continuing operations                              $     0.38    $     0.32    $     0.66    $     0.75
                                                     ==========    ==========    ==========    ==========
Basic earnings per share from
  discontinued operations                            $        -    $        -    $        -    $    (0.01)
                                                     ==========    ==========    ==========    ==========
Diluted earnings per share from
  discontinued operations                            $        -    $        -    $        -    $    (0.01)
                                                     ==========    ==========    ==========    ==========
Basic earnings per common share                      $     0.38    $     0.33    $     0.67    $     0.75
                                                     ==========    ==========    ==========    ==========
Diluted earnings per common share                    $     0.38    $     0.32    $     0.66    $     0.74
                                                     ==========    ==========    ==========    ==========

TOTAL COMPREHENSIVE INCOME:
  Net Income                                         $    2,506    $    1,294    $    4,405    $    2,940
  Change in unrealized gains (losses) on
    available for sale securities                        (1,201)         (943)       (1,028)       (1,299)
                                                     ----------    ----------    ----------    ----------
  Other comprehensive income                         $    1,305    $      351    $    3,377    $    1,641
                                                     ==========    ==========    ==========    ==========

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       3.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006 (In Thousands)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                2007              2006
                                                                            -------------    -------------
Cash flows from operating activities
    Net income                                                              $       4,405    $       2,940
    Adjustments to reconcile net income to
      net cash provided by operating activities
       Depreciation                                                                   789              931
       Amortization of intangible assets                                            1,212               87
       Amortization of mortgage servicing rights, net                                 201              160
       Amortization of bond premiums, net                                             109              244
       Stock option expense                                                            63               68
       Federal Home Loan Bank stock dividend                                          (36)             (47)
       Provision for loan losses                                                      226           (1,100)
       Provision for deferred income taxes                                         (3,778)            (310)
       Tax benefit related to exercised options                                      (122)             (62)
       Increase in cash surrender value                                              (489)            (277)
       Loss on sale of securities                                                      33               88
       Gain (loss) on sale of loans                                                  (634)            (353)
       (Gain) loss on sale of OREO acquired in settlement of loans                   (588)               -
       Proceeds from sales of loans held for sale                                  43,149           27,395
       Origination of loans held for sale                                         (44,316)         (25,796)
       Change in assets and liabilities
          Decrease (increase) in other assets                                       2,271              646
          Increase (decrease) in other liabilities                                  3,126              569
                                                                            -------------    -------------
              Net cash provided by operating activities                             5,621            5,183
Cash flows from investing activities
    Securities available-for-sale
       Proceeds from maturities and paydowns                                       22,627           19,554
       Proceeds from sales                                                          2,497           16,594
       Purchases                                                                   (4,557)         (25,012)
    Purchase of loans                                                                   -          (19,513)
    Net (increase) decrease in loans                                              (81,374)          30,618
    Purchase of premises and equipment                                             (1,336)            (758)
    Sale of branch                                                                      -           (6,054)
    Purchase of charter                                                              (633)               -
    Proceeds from sale of OREO acquired in settlement of loans                      3,874              173
                                                                            -------------    -------------
              Net cash provided by (used in) investing activities                 (58,902)          15,602
Cash flows from financing activities
    Net increase (decrease) in deposits                                            61,502          (15,138)
    Net increase in federal funds purchased
      and securities sold under agreements to repurchase                            9,051            6,685
    Payments on notes payable                                                        (348)          (2,045)
    Proceeds from notes payable                                                     2,250            1,400
    Net increase (decrease) in advances from the Federal Home Loan Bank            (5,416)          (3,300)
    Dividends on common stock                                                      (1,610)            (898)
    Dividends on preferred stock                                                     (104)            (104)
    Proceeds from exercise of stock options                                           316              160
    Purchase of treasury stock                                                     (2,168)          (1,638)
                                                                            -------------    -------------
          Net cash provided by (used in) financing activities                      63,473          (14,878)
                                                                            -------------    -------------
Net increase (decrease) in cash and cash equivalents                               10,192            5,907
Cash and cash equivalents
    Beginning of period                                                            40,195           24,358
                                                                            -------------    -------------
    End of period                                                           $      50,387    $      30,265
                                                                            =============    =============
Supplemental disclosures of cash flow information
    Cash payments for
       Interest                                                             $      21,751    $       4,575
       Income taxes                                                                     -              861
       Transfers from loans to other real estate owned                              7,718            1,307

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       4.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the fourth quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation with UnionBancorp being the surviving entity in this merger. Upon completion of the merger, UnionBancorp changed its name to Centrue Financial Corporation. The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The annualized results of operations during the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. All financial information is in thousands (000's), except shares and per share data. The consolidated financial statements reflect the results of the Company's insurance unit of the Wealth Management segment as a discontinued operation as described in Note 8.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share for the three and six months ended June 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
BASIC EARNINGS PER COMMON SHARE

    Net income
       available to common shareholders              $    2,454    $    1,242    $    4,301    $    2,836
    Weighted average common shares outstanding            6,414         3,743         6,438         3,765
                                                     ----------    ----------    ----------    ----------
    Basic Earnings Per Common Share                  $     0.38    $     0.33    $     0.67    $     0.75
                                                     ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE

    Weighted average common shares outstanding            6,414         3,743         6,438         3,765
    Add: dilutive effect of assumed exercised
       stock options                                         36            94            34            45
                                                     ----------    ----------    ----------    ----------
    Weighted average common and dilutive
       Potential shares outstanding                       6,450         3,837         6,472         3,810
                                                     ==========    ==========    ==========    ==========
Diluted Earnings Per Common Share                    $     0.38    $     0.32    $     0.66    $     0.74
                                                     ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------
                                       5.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 2.  EARNINGS PER SHARE (continued)

There were approximately 321,200 and 60,000 options outstanding at June 30, 2007 and 2006, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 3.  SECURITIES

The Company's consolidated securities portfolio, which represented 24.0% of the Company's 2007 second quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. All of the Company's securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2007 and December 31, 2006, respectively:

                                                                        June 30, 2007
                                                     ----------------------------------------------------
                                                                     Gross         Gross            %
                                                       Fair        Unrealized    Unrealized        of
                                                       Value         Gains         Losses       Portfolio
                                                     ----------    ----------    ----------    ----------
U.S. government agencies                             $  120,669    $       33    $     (695)         43.6
States and political subdivisions                        41,593           197          (374)         15.0
U.S. government mortgage-backed securities               56,131           282          (396)         20.3
Collateralized mortgage obligations                      25,257             -          (367)          9.1
Equity securities                                        27,326           310             -           9.9
Corporate                                                 5,734             4           (20)          2.1
                                                     ----------    ----------    ----------    ----------
                                                     $  276,710    $      826    $   (1,852)        100.0%
                                                     ==========    ==========    ==========    ==========

                                                                      December 31, 2006
                                                     ----------------------------------------------------
                                                                     Gross         Gross            %
                                                       Fair        Unrealized    Unrealized        of
                                                       Value         Gains         Losses       Portfolio
                                                     ----------    ----------    ----------    ----------
U.S. government agencies                             $  126,039    $      308    $     (245)         42.2
States and political subdivisions                        41,471           329            (9)         13.9
U.S. government mortgage-backed securities               69,579           253          (393)         23.3
Collateralized mortgage obligations                      27,237            44           (77)          9.1
Equity securities                                        25,602           171             -           8.6
Corporate                                                 8,764            16           (13)          2.9
                                                     ----------    ----------    ----------    ----------
                                                     $  298,692    $    1,121    $     (737)        100.0%
                                                     ==========    ==========    ==========    ==========

Management does not believe any individual unrealized losses as of June 30, 2007, identified in the preceding tables represent other-than-temporary impairment. These unrealized losses are primarily attributable to changes in the interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

--------------------------------------------------------------------------------
                                       6.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 3.  SECURITIES (continued)

Sales of securities available-for-sale were as follows:

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
         Proceeds                                    $    2,497    $   16,594    $    2,497    $   16,594
         Realized gains                              $        4    $       17    $        4    $       17
         Realized losses                             $      (37)   $     (106)   $      (37)   $     (105)

NOTE 4.  LOANS

The following table describes the composition of loans by major categories outstanding as of June 30, 2007 and December 31, 2006, respectively:

                                                           June 30, 2007             December 31, 2006
                                                     ------------------------    ------------------------
                                                          $             %             $             %
                                                     ----------    ----------    ----------    ----------
Commercial                                           $  154,924         16.98%   $  154,829         18.50%
Agricultural                                             21,763          2.39        23,118          2.76
Real estate:
  Commercial mortgages                                  351,919         38.58       274,909         32.85
  Construction                                          138,174         15.15       116,608         13.93
  Agricultural                                           24,726          2.71        27,624          3.30
  1-4 family mortgages                                  208,689         22.88       226,884         27.11
Installment                                              10,985          1.20        11,998          1.43
Other                                                       988          0.11           974          0.12
                                                     ----------    ----------    ----------    ----------
Total loans                                             912,168        100.00%      836,944        100.00%
                                                                   ==========                  ==========
Allowance for loan losses                               (10,828)                    (10,835)
                                                     ----------                  ----------
  Loans, net                                         $  901,340                  $  826,109
                                                     ==========                  ==========

The following table presents data on impaired loans:

                                                                              June 30,       December 31,
                                                                                2007            2006
                                                                           -------------    -------------
         Impaired loans for which an allowance has been provided           $       6,481    $       4,915
         Impaired loans for which no allowance has been provided                   4,698           16,450
                                                                           -------------    -------------
         Total loans determined to be impaired                             $      11,179    $      21,365
                                                                           =============    =============
         Allowance for loan loss for impaired loans included
            in the allowance for loan losses                               $       1,542    $       1,562
                                                                           =============    =============

--------------------------------------------------------------------------------
                                       7.

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

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 are summarized below:

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Beginning balance                                    $   10,607    $    7,506    $   10,835    $    8,362
Charge-offs                                                (191)         (651)         (689)         (778)
Recoveries                                                  186           293           456           364
Provision for loan losses                                   226          (300)          226        (1,100)
                                                     ----------    ----------    ----------    ----------
Ending balance                                       $   10,828    $    6,848    $   10,828    $    6,848
                                                     ==========    ==========    ==========    ==========
Period end total loans, net of
  unearned interest                                  $  912,168    $  403,455    $  912,168    $  403,455
                                                     ==========    ==========    ==========    ==========
Average loans                                        $  883,151    $  407,360    $  870,129    $  410,594
                                                     ==========    ==========    ==========    ==========

Ratio of net charge-offs to
  average loans                                            0.00%         0.09%         0.03%         0.10%
Ratio of provision for loan losses
  to average loans                                         0.03%        (0.07)%        0.03%        (0.27)%
Ratio of allowance for loan losses
  to ending total loans                                    1.19%         1.70%         1.19%         1.70%
Ratio of allowance for loan losses
  to total nonperforming loans                           241.05%       244.05%       241.05%       244.05%
Ratio of allowance at end of period
  to average loans                                         1.23%         1.68%         1.24%         1.67%

--------------------------------------------------------------------------------
                                       8.

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, as amended on April 24, 2007, 570,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 455,000 shares available for grant under this plan.

In addition to the Company plans described above, in conjunction with the merger, all outstanding options of the former Centrue Financial were converted into options to acquire Company common stock, as adjusted for the exchange ratio. Following the merger, no additional options are issuable under any of the former Centrue plans.

The fair value of each option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historic volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

                                                  June 30,       December 31,
                                                    2007            2006
                                               -------------    -------------
         Fair value                            $        4.62    $        4.81
         Risk-free interest rate                        4.92%            4.95%
         Expected option life (years)                      6                6
         Expected stock price volatility               23.70%           23.45%
         Dividend yield                                 2.70%            2.47%

--------------------------------------------------------------------------------
                                       9.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 5.  STOCK OPTION PLANS (continued)

A summary of the status of the option plans as of June 30, 2007, and changes during the period ended on those dates is presented below:

                                                                        June 30, 2007
                                                     ----------------------------------------------------
                                                                                  Weighted-
                                                                    Weighted-     Average
                                                                     Average     Remaining     Aggregate
                                                                    Exercise     Contractual   Intrinsic
                                                       Shares         Price         Life         Value
                                                     ----------    ----------    ----------    ----------
Outstanding at beginning of period                      494,424    $    18.61
Granted                                                  58,000         19.27
Exercised                                               (21,900)        14.44
Forfeited                                                (2,500)        16.06
                                                     ----------    ----------
Outstanding at end of period                            528,024    $    16.72     4.3 years    $      910
                                                     ==========    ==========    ==========    ==========
Options exercisable at period end                       438,024    $    18.73     4.6 years    $      906
                                                     ==========    ==========    ==========    ==========

Options outstanding at June 30, 2007 and December 31, 2006 were as follows:

                                                            Outstanding                Exercisable
                                                     ------------------------    ------------------------
                                                                    Weighted
                                                                     Average                    Weighted
                                                                    Remaining                   Average
          Range of                                                 Contractual                  Exercise
       Exercise Prices                                 Number         Life         Number        Price
--------------------------------------------------   ----------    ----------    ----------    ----------
JUNE 30, 2007:

   $ 11.25 - $ 13.00                                     46,381     3.1 years        46,381         11.60
     13.88 -   18.50                                    147,443     3.6 years       147,443         15.55
     20.30 -   23.29                                    334,200     4.7 years       244,200         22.00
                                                     ----------    ----------    ----------    ----------
                                                        528,024     4.3 years       438,024    $    18.73
                                                     ==========    ==========    ==========    ==========

DECEMBER 31, 2006:

   $  7.25 - $  9.75                                      7,000     0.2 years         7,000    $     9.75
     11.25 -   13.00                                     53,931     3.4 years        53,931         11.64
     13.88 -   18.50                                    157,293     4.1 years       157,293         15.50
     20.30 -   23.29                                    276,200     6.1 years       244,200         22.00
                                                     ----------    ----------    ----------    ----------
                                                        494,424     5.1 years       462,424    $    18.39
                                                     ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------
                                       10.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 5.  STOCK OPTION PLANS (continued)

Information related to the stock option plan during the quarter ended June 30, 2007 and June 30, 2006 is as follows:

                                                     June 30,      June 30,
                                                       2007          2006
                                                   -----------    ----------

       Intrinsic value of options exercised        $        75    $      174
       Cash received from option exercises                 316           160
       Tax benefit realized from option exercises          122            62

The Company recorded $69 and $68 in salaries and employee benefits stock compensation expense during the six months ended June 30, 2007 and 2006.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

                             Period                                 Amount
               -----------------------------------                ----------
               July, 2007 - December, 2007                        $       26
               2008                                                       63
               2009                                                       63
               2010                                                       63
               2011                                                       63
               2012                                                       52
               2013                                                       10
                                                                  ----------
                     Total                                        $      340
                                                                  ==========

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

--------------------------------------------------------------------------------
                                       11.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 7.  SEGMENT INFORMATION (continued)

The merger with the former Centrue became effective on November 13, 2006, and as such, the results for the former Centrue Bank are presented as a stand alone segment ("Other Banking") since comparable discrete financial information is not available for the results of this segment on the same reporting basis as the rest of the Company.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in
Note 1. Segment performance is evaluated using net income. Information reported internally for performance assessment follows.

                                                                      Three Months Ended,
                                                                         June 30, 2007
                                 --------------------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury      Wealth         Other        Other      Continuing
                                   Segment      Segment        Segment    Management    Operations     Banking     Operations
                                 ----------    ----------    ----------   ----------    ----------    ----------   ----------
Net interest income (loss)       $    1,836    $    3,176    $      885   $       69    $   (1,256)   $    4,781   $    9,491
   Other revenue                      1,140           147           (35)         391           203         2,348        4,194
   Other expense                      1,282           558            60          343         2,497         3,753        8,493
Noncash items
   Depreciation                         182             3             -            3           262           312          762
   Provision for loan losses              -             -             -            -             -           226          226
   Other intangibles                      -             -             -            1             -           590          591
Net allocations                       1,126         1,197           109          126        (2,558)            -            -
Income tax expense                      (36)          489           132          (56)          (92)          670        1,107
   Segment profit (loss)                422         1,076           549           43        (1,162)        1,578        2,506
Goodwill                              2,546         2,648             -        1,178             -        19,067       25,439
Segment assets                      124,632       350,892       184,022        2,342             -       691,499    1,353,386

                                                                      Three Months Ended,
                                                                         June 30, 2006
                                 --------------------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury      Wealth         Other        Other      Continuing
                                   Segment      Segment        Segment    Management    Operations     Banking     Operations
                                 ----------    ----------    ----------   ----------    ----------    ----------   ----------
Net interest income (loss)       $    1,926    $    3,126    $       86   $       50    $     (236)   $        -   $    4,952
   Other revenue                        908           110           (89)         565           203             -        1,697
   Other expense                      1,497           523            63          710         1,845             -        4,638
Noncash items
   Depreciation                         200             3             -           35           210             -          448
   Provision for loan losses           (100)         (200)            -            -             -             -         (300)
   Other intangibles                      -             -             -           15            28             -           43
Net allocations                         624         1,256           158          833        (2,271)            -            -
Income tax expense                      207           540          (146)        (128)           52             -          525
   Segment profit (loss)                406         1,114           (78)        (250)          102             -        1,294
Goodwill                              2,512         2,631             -        1,820             -             -        6,963
Segment assets                       91,575       326,048       209,259        3,575        20,142             -      656,831

--------------------------------------------------------------------------------
                                       12.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 7.  SEGMENT INFORMATION (continued)

                                                                       Six Months Ended,
                                                                         June 30, 2007
                                 --------------------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury      Wealth         Other        Other      Continuing
                                   Segment      Segment        Segment    Management    Operations     Banking     Operations
                                 ----------    ----------    ----------   ----------    ----------    ----------   ----------
Net interest income (loss)       $    3,614    $    6,360    $    1,009   $      135    $   (1,730)   $    9,426   $   18,814
   Other revenue                      2,024           251           (35)         775           371         4,062        7,448
   Other expense                      2,694         1,168           123          744         4,745         7,509       16,983
Noncash items
   Depreciation                         398             6             -            8           506           681        1,599
   Provision for loan losses              -             -             -            -             -           226          226
   Other intangibles                      -             -             -            2             -         1,210        1,212
Net allocations                       1,969         2,628           283          310        (5,190)            -            -
Income tax expense                       24           895            31         (103)         (179)        1,169        1,837
   Segment profit (loss)                553         1,914           537          (51)       (1,241)        2,693        4,405
Goodwill                              2,546         2,648             -        1,178             -        19,067       25,439
Segment assets                      124,632       350,892       184,022        2,342             -       691,499    1,353,386

                                                                       Six Months Ended,
                                                                         June 30, 2006
                                 --------------------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury      Wealth         Other        Other      Continuing
                                   Segment      Segment        Segment    Management    Operations     Banking     Operations
                                 ----------    ----------    ----------   ----------    ----------    ----------   ----------
Net interest income (loss)       $    3,908    $    6,389    $      216   $      106    $     (485)   $        -   $   10,134
   Other revenue                      1,758           221           (88)       1,198           368             -        3,457
   Other expense                      2,936         1,167           131        1,374         3,837             -        9,445
Noncash items
   Depreciation                         443             6             -           73           409             -          931
   Provision for loan losses             25        (1,125)            -            -             -             -       (1,100)
   Other intangibles                      -             -             -           30            57             -           87
Net allocations                       1,471         2,469           318          466        (4,724)            -            -
Income tax expense                      264         1,389          (252)        (215)          102             -        1,288
   Segment profit (loss)                527         2,704           (69)        (424)          202             -        2,940
Goodwill                              2,512         2,613             -        1,820             -             -        6,963
Segment assets                       91,575       326,048       209,259        3,575             -             -      656,831

NOTE 8.  DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company sold the insurance unit from the Wealth Management segment for $1,200. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance unit are reflected in the Company's statements of income for the three and six months ended June 30, 2006 as "discontinued operations." Approximately $1,030 of goodwill and intangibles attributed to the insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

--------------------------------------------------------------------------------
                                       13.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NOTE 8.  DISCONTINUED OPERATIONS (continued)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
         Net interest income                         $        -    $       (1)   $        -    $       (3)
         Noninterest income                                   -           334             -           629
         Noninterest expense                                  -           328             -           669
                                                     ----------    ----------    ----------    ----------
         Loss from discontinued operations
           Before income taxes                                -             5             -           (43)
         Income Tax / Benefit for taxes                       -             2             -           (17)
                                                     ----------    ----------    ----------    ----------
         Net gain /(loss) from
           discontinued operations                   $        -    $        3    $        -    $      (26)
                                                     ==========    ==========    ==========    ==========

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

--------------------------------------------------------------------------------
                                       14.

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

--------------------------------------------------------------------------------
                                       15.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the fourth quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation with UnionBancorp being the surviving entity in this merger. Upon completion of the merger, UnionBancorp changed its name to Centrue Financial Corporation. The following discussion provides an analysis of the Company's results of operations and financial condition for the three and six months ended June 30, 2007 as compared to the same period in 2006. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The annualized results of operations during the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. All financial information is in thousands (000's), except shares and per share data.

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

         Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

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

--------------------------------------------------------------------------------
                                       16.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

GENERAL

Centrue Financial Corporation is a bank holding company organized under the laws of the state of Delaware. The Company derives most of its revenues and income from the operations of its bank subsidiary, Centrue Bank (the "Bank"), but also derives revenue from the Wealth Management Division of its bank subsidiary. The Company provides a full range of services to individual and corporate customers located in markets to the west and south of suburban Chicago, as well as in east central and northwest Illinois, and in the St. Louis metropolitan area. These products and services include demand, time, and savings deposits; lending; mortgage banking; brokerage services; asset management; and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credits unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.


Second Quarter 2007 Highlights:

     o   Second quarter 2007 results included the following nonrecurring items:

            o $576 in employment related expenses, including separation costs and a previously announced executive officer contract payment;
            o $140 in costs associated with accelerated depreciation related to two branch closings and the core processing computer conversion;
            o $491 realized from the gain on sale of property held in other real estate;
            o The net impact to earnings after taxes was approximately $146 of additional expense or $0.02 per diluted share.

     o The loan portfolio increased $43,639 or 5.0% during the second quarter largely due to growth experienced in the St. Louis market.

     o   Several positive asset quality trends were experienced:

            o Action list loans decreased by 31.7% from $37,600 reported on December 31, 2006 to $25,700 on June 30, 2007. The change from the first quarter was a decrease by 20.5% or down from $32,327.
            o Non-accrual loans decreased by 61.8% from $11,759 reported on December 31, 2006 to $4,492 on June 30, 2007. Non-accrual loans declined 52.3% from $9,416 since March 31, 2007.
            o The delinquency ratio decreased from 2.44% at 2006 year-end to 1.18% recorded at June 30, 2007. This ratio was 2.03% at March 31, 2007.

     o The net interest margin decreased 7 basis points to 3.30% as compared to the same period in 2006 and 5 basis points from the first quarter of 2007, largely due to the inverted yield curve and competitive pressures in pricing loans and deposits.

     o Excluding the $716 of charges related to restructuring, noninterest expense levels for the second quarter 2007 reflect a $1,307 or 12.5% decrease compared to the same period in 2006 for the pro forma combined companies. The former UnionBancorp reported $5,129 (adjusted for discontinued operations), while the former Centrue reported $5,308 for a combined total of $10,437. Excluding the charges related to restructuring, year-to-date noninterest expense levels have decreased $2,053 or 9.7% as compared to the pro forma combined level of $21,131 for the same period in 2006.

     o On June 22, 2007, Centrue Financial Corporation was added to the Russell Microcap(R) Index after the Russell Investment Group reconstituted its comprehensive set of U.S. and global equity indexes. The Company will hold its membership until Russell reconstitutes its indexes in June of 2008. The Russell indexes capture the 4,000 largest U.S. stocks, as ranked by total market capitalization. The Russell Microcap is comprised of organizations falling in the lower half of those 4,000 stocks.

--------------------------------------------------------------------------------
                                       17.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     o The Company obtained a Missouri bank charter in June and converted its Clayton, Missouri loan production office into a full-service branch. Since beginning operations as a loan production office in September 2006, the Clayton branch has originated loans in excess of $100,000.

     o In order to integrate operations and streamline its retail distribution channel, the Company consolidated two in-store bank branches into nearby main bank locations and is scheduled to close a third branch at the end of August. These actions will result in 33 total remaining branches.

     o The Company successfully completed its core systems conversion and, by the end of the third quarter, will have realized a net reduction of over 100 full-time equivalent employees as compared to pro-forma staffing levels at the beginning of 2006.

     o The Company's Board of Directors, in a continuing effort to enhance stockholder value, approved the payment of an 8.0% increase in the quarterly cash dividend to $0.13 from $0.12 on the Company's common stock during the quarter, marking the 88th consecutive quarter of dividends paid to stockholders.

     o The Company repurchased 110,918 shares of its common stock at a weighted average cost of $19.17 per share under the Company's stock repurchase plan.

RESULTS OF OPERATIONS

     NET INCOME

Income from continuing operations for the second quarter ended June 30, 2007 equaled $2,506 or $0.38 per diluted share as compared to $1,291 or $0.33 per diluted share in the same period of 2006. This represents increases of 94.1% in net income and 15.2% in diluted per share earnings. For the six months ended June 30, 2007, net income from continuing operations equaled $4,405 or $0.66 per diluted share compared to $2,940 or $0.75 per diluted share in the same period during 2006. This represents an increase of 49.8% in net income and a decrease of 12.0% in diluted per share earnings. Results for the three months and six months ended June 30, 2007 include the impact from the merger of Centrue Financial Corporation and UnionBancorp, Inc. that occurred in November 2006.

Return on average assets was 0.76% for the second quarter of 2007 compared to 0.79% for the same period in 2006. Return on average assets was 0.68% for the six month period ended June 30, 2007 compared to 0.89% for the same period in 2006.

Return on average stockholders' equity was 8.51% for the second quarter of 2007 compared to 7.93% for the same period in 2006. Return on average stockholder's equity was 7.51% for the six month period ended June 30, 2007 compared to 9.03% for the same period in 2006.

--------------------------------------------------------------------------------
                                       18.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     NET INTEREST INCOME/ MARGIN

Fully tax equivalent net interest income for the three months ended June 30, 2007 increased 91.8% to $9,740 as compared $5,078 for the same period in 2006. The improvement in net interest income was largely related to an increase in earning assets due to the addition of the former Centrue's loan and investment portfolios. This was offset by increases in deposit balances, a shift in the mix of funding liabilities from lower costing non-interest bearing deposits to higher costing time deposits and compression in the net interest margin.

The net interest margin, on a tax equivalent basis, decreased 7 basis points to 3.30% as compared to the same period in 2006 and 5 basis points from the first quarter of 2007. The primary drivers for the decrease were compressed loan spreads, heightened competition for deposits and fixed rate term loans that were repriced at similar or lower rates during the last twelve months in a flat to inverted yield curve environment. Competitive pressures in pricing loans and deposits are likely to maintain pressure on the margin throughout 2007.

Fully tax equivalent net interest income for the six months ended June 30, 2007 totaled $19,313, representing an increase of $8,921 or 85.8% compared to the $10,392 earned during the same period in 2006. Net interest income increased largely due to the factors described above impacting the second quarter results.

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change." The following table details each category of average amounts outstanding for interest-earning assets and interest-bearing liabilities, average rate earned on all interest-earning assets, average rate paid on all interest-bearing liabilities and the net yield on average interest-earning assets. In addition, the table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

--------------------------------------------------------------------------------
                                       19.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                     For the Three Months Ended June 30,
                                        ------------------------------------------------------------
                                                       2007                          2006
                                        ------------------------------  ----------------------------
                                                     Interest                      Interest                Change Due To:
                                          Average     Income/  Average   Average    Income/  Average  -------------------------
                                          Balance     Expense    Rate    Balance    Expense    Rate    Volume   Rate      Net
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
ASSETS

INTEREST-EARNING ASSETS
  Interest-earning deposits             $     5,898  $      8     0.56% $     211  $      4     5.70% $     8  $   (4) $      4
  Securities (1)
    Taxable                                 243,915     3,196     5.26    175,260     2,025     4.64      901     270     1,170
    Non-taxable (2)                          40,956       563     5.51     18,317       319     6.93      311     (67)      244
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
      Total securities (tax equivalent)     284,861     3,759     5.29    193,577     2,344     4.86    1,212     203     1,415
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Federal funds sold                       12,878       165     5.15      2,960        42     5.69      127      (4)      123
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Loans (3)(4)
      Commercial                            175,253     3,538     8.10    111,996     1,981     7.09    1,277     280     1,557
      Real estate                           695,691    12,934     7.36    285,000     4,986     7.02    7,599     349     7,948
      Installment and other                  12,207       498    16.36     10,364       246     9.52       75     177       252
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
        Gross loans (tax equivalent)        883,151    16,970     7.71    407,360     7,213     7.10    8,951     806     9,757
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
          Total interest-earning assets   1,186,788    20,902     7.06    604,108     9,603     6.38   10,298   1,001    11,299
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
NONINTEREST-EARNING ASSETS
  Cash and cash equivalents                  30,185                        17,735
  Premises and equipment, net                35,724                        13,740
  Other assets                               77,632                        23,129
                                        -----------                     ---------
    Total nonearning assets                 143,541                        54,604
                                        -----------                     ---------
      Total assets                      $ 1,330,329                     $ 658,712
                                        ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
  NOW accounts                          $   105,629  $    476     1.81% $  69,410  $    314     1.82% $   163  $   (1) $    162
  Money market accounts                     118,795     1,058     3.57     52,834       360     2.73      588     110       698
  Savings deposits                          101,525       173     0.69     37,050        68     0.74      109      (4)      105
  Time deposits                             616,306     7,735     5.03    308,770     3,103     4.03    3,860     772     4,632
  Federal funds purchased and
   repurchase agreements                     40,695       463     4.56      3,955        51     5.17      418      (6)      412
  Advances from FHLB                         57,735       629     4.37     47,074       455     3.88      116      58       174
  Notes payable                              32,405       628     7.77      9,668       174     7.18      439      15       454
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Total interest-bearing liabilities    1,073,090    11,162     4.17    528,761     4,525     3.43    5,695     944     6,637
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing deposits              126,755                        59,659
  Other liabilities                          12,304                         4,843
                                        -----------                     ---------
    Total noninterest-bearing
     liabilities                            139,059                        64,502
                                        -----------                     ---------
  Stockholders' equity                      118,180                        65,449
                                        -----------                     ---------
  Total liabilities and stockholders'
   equity                               $ 1,330,329                     $ 658,712
                                        ===========                     =========
  Net interest income (tax equivalent)               $  9,740                      $  5,078           $ 4,605  $   57  $  4,662
                                                     ========                      ========           =======  ======  ========
  Net interest income (tax equivalent)
   to total earning assets                                        3.30%                         3.37%
                                                               =======                       =======
  Interest-bearing liabilities to
   earning assets                             90.42%                        87.53%
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

--------------------------------------------------------------------------------
                                       20.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                      For the Six Months Ended June 30,
                                        ------------------------------------------------------------
                                                       2007                          2006
                                        ------------------------------  ----------------------------
                                                     Interest                      Interest                Change Due To:
                                          Average     Income/  Average   Average    Income/  Average  -------------------------
                                          Balance     Expense    Rate    Balance    Expense    Rate    Volume   Rate      Net
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
ASSETS

INTEREST-EARNING ASSETS
  Interest-earning deposits             $     4,733  $     21     0.91% $     231  $      7     6.11% $    20  $   (6) $     14
  Securities (1)
    Taxable                                 248,369     6,500     5.28    178,249     4,025     4.54    1,831     644     2,475
    Non-taxable (2)                          40,991     1,128     5.55     18,173       645     7.17      628    (145)      483
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
      Total securities (tax equivalent)     289,360     7,628     5.32    196,422     4,670     4.79    2,459     499     2,958
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Federal funds sold                        9,509       247     5.45      2,263        52     5.26      195       -       195
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Loans (3)(4)
      Commercial                            178,673     7,260     8.19    115,016     4,042     7.09    2,586     632     3,218
      Real estate                           679,523    24,791     7.28    284,405     9,820     6.96   14,339     632    14,971
      Installment and other                  11,933     1,018    17.19     11,173       526     9.49       65     427       492
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
        Gross loans (tax equivalent)        870,129    33,069     7.66    410,594    14,388     7.07   16,990   1,691    18,681
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
          Total interest-earning assets   1,173,731    40,965     7.04    609,510    19,117     6.32   19,664   2,184    21,848
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
NONINTEREST-EARNING ASSETS
  Cash and cash equivalents                  28,440                        18,126
  Premises and equipment, net                35,617                        13,791
  Other assets                               74,481                        23,624
                                        -----------                     ---------
    Total nonearning assets                 138,538                        55,541
                                        -----------                     ---------
      Total assets                      $ 1,312,269                     $ 665,051
                                        ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
  NOW accounts                          $   104,124  $    896     1.74% $  69,702  $    596     1.73% $   296  $    4  $    300
  Money market accounts                     119,364     2,117     3.58     54,305       709     2.63    1,154     254     1,408
  Savings deposits                          102,039       354     0.70     37,790       122     0.65      223       9       232
  Time deposits                             601,892    14,893     4.99    308,490     5,897     3.85    7,259   1,736     8,995
  Federal funds purchased and
   repurchase agreements                     38,546       873     4.57      4,977       123     4.98      760     (10)      750
  Advances from FHLB                         59,471     1,273     4.32     48,205       938     3.92      241      95       336
  Notes payable                              31,397     1,246     8.00     10,356       340     6.62      835      71       906
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
    Total interest-bearing liabilities    1,056,833    21,652     4.13    533,825     8,725     3.30   10,768   2,159    12,927
                                        -----------  --------  -------  ---------  --------  -------  -------  ------  --------
NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing deposits              126,134                        60,689
  Other liabilities                          11,009                         4,903
                                        -----------                     ---------
    Total noninterest-bearing
     liabilities                            137,143                        65,592
                                        -----------                     ---------
  Stockholders' equity                      118,293                        65,634
                                        -----------                     ---------
  Total liabilities and stockholders'
   equity                               $ 1,312,269                     $ 665,051
                                        ===========                     =========
  Net interest income (tax equivalent)               $ 19,313                      $ 10,392           $ 8,896  $   25  $  8,921
                                                     ========                      ========           =======  ======  ========
  Net interest income (tax equivalent)
   to total earning assets                                        3.32%                         3.44%
                                                               =======                       =======
  Interest-bearing liabilities to
   earning assets                             90.04%                        87.58%
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

--------------------------------------------------------------------------------
                                       21.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     PROVISION FOR LOAN LOSSES

The Company recorded a $226 provision for loan losses for the second quarter of 2007 as compared to reporting a negative provision of ($300) in the 2006 period. For the six months ended June 30, 2007, the Company recorded a $226 provision for loan losses as compared to recognizing a negative provision of ($1,100) in the 2006 period. Results for 2006 included negative provisions largely due to the pay-off of one $4,400 loan relationship that was classified as impaired in late 2005 with a specific reserve allocation of $1,500.

The following factors have impacted 2007 provision levels:

     o    decrease in action list loans since year-end;
     o    higher than anticipated recoveries;
     o loans that were charged off during the first six months of 2007 had previously established specific allocation; and
     o    loan growth during the first six months of 2007.

Nonperforming loans at June 30, 2007 totaled $4,492, a decrease of 61.8% as compared to $11,759 as of December 31, 2006 and down 52.3% as compared to $9,416 as of March 31, 2007. Net charge-offs for the second quarter of 2007 were $5 compared with $358 for the comparable period in 2006. Annualized net charge-offs for the period were 0.00% of average loans compared with 0.09% of average loans for same period in 2006.

Net charge-offs for the six months ended June 30, 2007 were $233 compared with $414 for the comparable period in 2006. Annualized net charge-offs for the period were 0.03% of average loans compared with 0.10% of average loans for same period in 2006.

See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

The amount of the provision for loan losses is based on management's evaluations of the loan portfolio, with particular attention directed toward nonperforming, impaired and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guarantees, concentrations of credits and various other factors, including concentration of credit risk in various industries and current economic conditions.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

--------------------------------------------------------------------------------
                                       22.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NONINTEREST INCOME

The following table summarizes the Company's noninterest income:

                                       Three Months Ende      Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        2007       2006       2007       2006
                                      --------   --------   --------   --------
Service charges                       $  1,969   $    495   $  3,552   $    935
Trust income                               232        199        461        418
Mortgage banking income                    449        281        883        527
Brokerage commissions and fees             104         88        230        172
Bank owned life insurance                  247        137        488        277
Securities gains (losses), net             (33)       (89)       (33)       (88)
Gain (loss) on the sale of Oreo            491          -        588          -
Other income                               735        252      1,279        587
                                      --------   --------   --------   --------
  Total noninterest income from
   continuing operations              $  4,194   $  1,363   $  7,448   $  2,828
Amounts reclassed to
 discontinued operations                     -        334          -        629
                                      --------   --------   --------   --------
Previously reported
 noninterest income levels            $  4,194   $  1,697   $  7,448   $  3,457
                                      ========   ========   ========   ========

Noninterest income from continuing operations increased $2,831 during the second quarter of 2007 to $4,194 as compared to $1,363 for the same period in 2006. Excluding $491 in gain on sale of OREO property, noninterest income increased $2,340 or 171.7% during the second quarter of 2007 as compared to the same period in 2006. The majority of the increase was related to revenue that was associated with the November 2006 merger and also the result of improvements in service charges on deposit accounts, fees received on items drawn on customer accounts with insufficient funds and revenue generated from the mortgage banking division.

Noninterest income from continuing operations totaled $7,448 for the six months ended June 30, 2007, compared to $2,828 for the same time frame in 2006. Excluding all net gains on sale of assets and net securities losses for both periods, noninterest income increased $3,977 or 136.4%. The change was largely reflective of the same items discussed regarding the second quarter.

--------------------------------------------------------------------------------
                                       23.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

NONINTEREST EXPENSE

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        2007       2006       2007       2006
                                      --------   --------   --------   --------
Salaries and employee benefits        $  5,144   $  2,359   $ 10,292   $  5,405
Occupancy expense, net                   1,019        215      1,960        754
Furniture and equipment expense            627        616      1,322        995
Marketing                                  221         96        413        206
Supplies and printing                      156         65        337        160
Telephone                                  210        118        388        235
Other real estate owned expense             38          2         41          8
Amortization of intangible assets          591         31      1,212         60
Other expenses                           1,840      1,300      3,829      1,973
                                      --------   --------   --------   --------
Total noninterest expense from
  continuing operations                  9,846      4,802     19,794      9,796
Amounts reclassed to
  discontinued operations                    -        327          -        667
                                      --------   --------   --------   --------
Previously reported
  noninterest expense levels          $  9,846   $  5,129   $ 19,794   $ 10,463
                                      ========   ========   ========   ========

Noninterest expense for continuing operations increased $5,044 to $9,846 for the three months ended June 30, 2007 as compared to $4,802 for the same period in 2006. Excluding the restructuring charges of $716, noninterest expense levels increased $4,328 or 90.1% as compared to the same period in 2006. The increase was reported across all categories and predominantly due to higher costs associated with operating 21 additional branches resulting from the November 2006 merger. Also adversely impacting expense levels were core deposit amortization, accelerated depreciation expense for assets being phased out and restructuring related expenses.

Noninterest expense for continuing operations totaled $19,794 for the six months ended June 30, 2007, increasing by $9,998 or 102.1% from the same period in 2006. The change was largely reflective of the same items discussed regarding the second quarter.

APPLICABLE INCOME TAXES

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 30, 2007 and 2006.

--------------------------------------------------------------------------------
                                       24.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        2007       2006       2007       2006
                                      --------   --------   --------   --------
Income from continuing
   Operations before income taxes     $  3,613   $  1,813   $  6,242   $  4,269
Applicable income taxes                  1,107        522      1,837      1,303
Effective tax rates                       30.6%      28.8%      29.4%      30.5%

The Company recorded an income tax expense of $1,107 and $522 for the three months ended June 30, 2007 and 2006, respectively. Effective tax rates equaled 30.6% and 28.8% respectively, for such periods. The Company recorded income tax expense of $1,837 and $1,303 for the six months ended June 30, 2007 and 2006, respectively. Effective tax rates equaled 29.4% and 30.5% respectively, for such periods.

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

FINANCIAL CONDITION

     GENERAL

As of June 30, 2007, the following are the highlights of the balance sheet when compared to December 31, 2006:

     o gross loans grew $75,224 or 9.0% due predominantly to growth experienced in the St. Louis office;
     o deposits grew 6.0% to $1,088,122 from $1,026,610 with a large portion of the increase concentrated in time deposits;
     o the loan to deposit ratio increased to 83.8% as of June 30, 2007 from 81.5% at December 31, 2006. This is the highest it has been in seventeen quarters;
     o non-interest bearing deposits increased to 12.0% of total deposits at the end of second quarter from 11.4% as of March 31, 2007. This compared to 12.2% as of December 31, 2006.

     NONPERFORMING ASSETS

If a loan is placed on nonaccrual status, the loan does not generate current period income for the Company. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. A loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans that are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

--------------------------------------------------------------------------------
                                       25.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Bank makes a determination as to collectibility on a case-by-case basis. The Bank considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring or judicial collection actions.

Each of the Company's loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on an ongoing basis. Management continuously monitors nonperforming, impaired and past due loans to prevent further deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

                                                            2007                        2006
                                                     -------------------   ------------------------------
                                                     June 30,    Mar 31,    Dec 31,   Sept 30,   June 30,
                                                     --------   --------   --------   --------   --------
Non-accrual loans                                    $  4,492   $  9,416   $ 11,759   $  3,053   $  2,289
Loans 90 days past due and still accruing interest          -          -          -        168        517
                                                     --------   --------   --------   --------   --------
     Total nonperforming loans                          4,492      9,416     11,759      3,221      2,806
Other real estate owned                                 6,568      4,262      2,136        859      1,390
                                                     --------   --------   --------   --------   --------
     Total nonperforming assets                      $ 11,060   $ 13,678   $ 13,895   $  4,080   $  4,196
                                                     ========   ========   ========   ========   ========
Nonperforming loans to total end of period loans         0.49%      1.08%      1.40%      0.79%      0.70%
Nonperforming assets to total end of period loans        1.21       1.57       1.66       1.00       1.04
Nonperforming assets to total end of period assets       0.81       1.04       1.08       0.63       0.64

The level of nonperforming loans at June 30, 2007 decreased to $4,492 versus the $9,416 that existed at March 31, 2007 and the $11,759 that existed as of December 31, 2006. The decrease in nonperforming loans from December 31, 2006 to June, 30, 2007 was largely related to the completion of work out plans previously in place. Some of the work out plans for nonperforming real estate loans resulted in the Company obtaining ownership of the collateral securing the loans and are reflected in a $4,432 increase in other real estate owned.

The level of nonperforming loans to total end of period loans was 0.49% at June 30, 2007, as compared to 1.40% at December 31, 2006 and 1.08% at March 31, 2007.
The reserve coverage ratio (allowance to nonperforming loans) was reported at 241.05% as of June 30, 2007 as compared to 92.14% as of December 31, 2006 and 244.05% as of June 30, 2006.

     OTHER POTENTIAL PROBLEM LOANS

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $2,044 at June 30, 2007 as compared to $1,218 at June 30, 2006 and $1,757 at December 31, 2006. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

--------------------------------------------------------------------------------
                                       26.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     ALLOWANCE FOR LOAN LOSSES

At June 30, 2007, the allowance for loan losses was $10,828 or 1.19% of total loans as compared to $10,835 or 1.29% at December 31, 2006. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

--------------------------------------------------------------------------------
                                       27.

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

     LIQUIDITY

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as brokered time deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities and Federal Home Loan Bank advances.

The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls and anticipated depository buildups or runoffs.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $10,192 from December 31, 2006 to June 30, 2007.

During the first six months of 2007, the Company experienced net cash inflows of $63,473 in financing activities primarily due to an increase in deposits and $5,621 in operating activities. In contrast, net cash outflows of $58,902 were used in investing activities due to the growth in loans.

--------------------------------------------------------------------------------
                                       28.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2007.

                                                               Payments Due by Period
                                               ---------------------------------------------------------
                                                Within 1                             After
CONTRACTUAL OBLIGATIONS                           Year     1-3 Years   4-5 Years    5 Years      Total
----------------------------------------       ---------   ---------   ---------   ---------   ---------
Short-term debt                                $   9,974   $       -    $      -   $       -   $   9,974
Long-term debt                                       100         400         400          43         943
Certificates of deposit                          479,506     149,765       7,992       1,271     638,534
Operating leases                                     202         843         900         475       2,420
Severance payments                                   454           -           -           -         454
Series B mandatory redeemable
    preferred stock                                    -         831           -           -         831
Subordinated debentures                                -           -           -      20,620      20,620
FHLB advances                                     39,467      13,200           -       5,064      57,731
                                               ---------   ---------   ---------   ---------   ---------

  Total contractual cash obligations           $ 529,703   $ 165,039   $   9,292   $  27,473   $ 731,507
                                               =========   =========   =========   =========   =========

                                                       Amount of Commitment Expiration per Period
                                               ---------------------------------------------------------
                                                Within 1                             After
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS           Year     1-3 Years   4-5 Years    5 Years      Total
----------------------------------------       ---------   ---------   ---------   ---------   ---------
Lines of credit                                $ 149,591   $  61,392   $   3,827   $  16,344   $ 231,154
Standby letters of credit                          9,220         165           -           -       9,385
                                               ---------   ---------   ---------   ---------   ---------

    Total commercial commitments               $ 158,811   $  61,557   $   3,827   $  16,344   $ 240,539
                                               =========   =========   =========   =========   =========

CAPITAL RESOURCES

     STOCKHOLDERS' EQUITY

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2007 was $118,067, a decrease of $124 or 0.01%, from December 31, 2006. The decrease in stockholders' equity was largely the result of a decrease in accumulated other comprehensive income and an increase in treasury stock related to repurchase activity. Average quarterly equity as a percentage of average quarterly assets was 8.88% at June 30, 2007, compared to 10.35% at December 31, 2006. Book value per common share equaled $18.47 at June 30, 2007 compared to $18.23 at December 31, 2006.

     STOCK REPURCHASE

On November 13, 2006, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% or 370,000 of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. Purchases are dependent upon market conditions and the availability of shares. The repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the second quarter of 2007, 110,918 shares were repurchased at a weighted cost of $19.17.

--------------------------------------------------------------------------------
                                       29.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

     CAPITAL MEASUREMENTS

The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.3% and 11.1%, respectively, at June 30, 2007. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                           December 31,           Minimum       Wellum
                                        June 30,    -------------------------     Capital     Capitalized
                                          2007         2006          2005         Ratios       Ratios
                                      -----------   -----------   -----------   -----------   -----------
Tier 1 risk-based capital             $   101,939   $    99,869   $    60,546
Tier 2 risk-based capital                  10,828        10,834         6,266
                                      -----------   -----------   -----------
Total capital                             112,767       110,703        66,812
Risk-weighted assets                    1,016,677       927,043       501,342
Capital ratios
     Tier 1 risk-based capital               10.3%         10.8%         12.1%         4.00%         6.00%
     Tier 2 risk-based capital               11.1          11.9          13.3          8.00         10.00
     Leverage ratio                           7.6           7.9           9.0          4.00          5.00

RECENT REGULATORY AND ACCOUNTING DEVELOPMENTS

See Note 9 to the Unaudited Consolidated Financial Statements for information concerning recent regulatory and accounting developments.

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

--------------------------------------------------------------------------------
                                       30.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY MANAGEMENT

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2007 and December 31, 2006, respectively:

                           Change in Net Interest Income Over One Year Horizon
                           ---------------------------------------------------
                                June 30, 2007             December 31, 2006
                           ------------------------    -----------------------
                             Dollar           %          Dollar         %
                             Change        Change        Change       Change
                           -----------   ----------    ----------   ----------
                                         (Dollars in Thousands)

+200 bp                    $       732         1.74%   $    2,215         5.49%
+100 bp                            385         0.92         1,157         2.87
   Base                              -            -             -            -
-100 bp                         (1,266)       (3.01)       (1,529)       (3.79)
-200 bp                         (3,836)       (9.13)       (4,345)      (10.77)

--------------------------------------------------------------------------------
                                       31.

CENTRUE FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

As shown above, the Company's model at June 30, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $732 or 1.74%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $3,836 or 9.13%.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates.

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

--------------------------------------------------------------------------------
                                       32.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2007.

                                                                                         MAXIMUM
                                                                  TOTAL NUMBER OF       NUMBER OF
                                                                  SHARES PURCHASED     SHARES THAT
                                                                     AS PART OF        MAY YET BE
                                                                     PUBLICLY        PURCHASED UNDER
                             TOTAL NUMBER OF    AVERAGE PRICE     ANNOUNCED PLANS     THE PLANS OR
PERIOD                      SHARES PURCHASED    PAID PER SHARE      OR PROGRAMS         PROGRAMS
-------------------------   ----------------   ----------------   ----------------   ----------------
04/01/07 - 04/30/07                       --                 --                 --            365,872
05/01/07 - 05/31/07                   97,352   $          19.18             97,352            268,520
06/01/07 - 06/30/07                   13,566   $          19.09             13,566            254,954
Total (1)                            110,918   $          19.17            110,918            254,954

----------
     (1) The Company repurchased 110,918 shares at an average price per share of $19.17 of our common stock during the quarter ended June 30, 2007 pursuant to the Company's current repurchase program. The current repurchase program approved on November 12, 2006 authorized us to repurchase 370,000 of the outstanding shares of our common stock. The expiration date of this program is May 13, 2008. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

--------------------------------------------------------------------------------
                                       33.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the April 24, 2007 annual meeting of stockholders, Thomas A. Daiber, Dennis J. McDonnell, Mark L. Smith and Scott C. Sullivan were elected to serve as Class III directors until 2010 and the 2003 Stock Option Plan, as amended and restated, was approved. Continuing as Class I directors until 2008 are Richard J. Berry, Walter E. Breipohl and Randall E. Ganim. Continuing as Class II directors until 2009 are Michael A. Griffith, Michael J. Hejna and John A. Shinkle.

         There were 6,470,840 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                          For        Withheld
                                      -----------   -----------
Election of Directors
     Thomas A. Daiber                   5,464,638        77,998
     Dennis J. McDonnell                5,466,049        76,587
     Mark L. Smith                      5,299,886       242,750
     Scott C. Sullivan                  5,457,334        85,302

                                          For         Against       Abstain
                                      -----------   -----------   ----------
Approval of the amended and
  restated 2003 Stock Option Plan      3,904,845        402,232       75,889

ITEM 5.  OTHER INFORMATION

         (a) Effective April 30, 2007, J. David Conterio, Executive Vice President/Head of Wealth Management, left the Company. Mr. Conterio's employment with the Company ceased because the position of Head of Wealth Management was eliminated.

              Pursuant to the Employment Security Agreement dated May 23, 2005, between the Company and Mr. Conterio, the Company is obligated to pay Mr. Conterio a one-time cash payment of $142,500 within thirty days after the date his employment with the Company ceased.

         (b)  Not applicable

ITEM 6.  EXHIBITS

         Exhibits:

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

--------------------------------------------------------------------------------
                                       34.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      CENTRUE FINANCIAL CORPORATION


Date: August 10, 2007                 By: /s/ THOMAS A. DAIBER
                                          --------------------------------------
                                          Thomas A. Daiber
                                          President and Principal Executive
                                          Officer


Date: August 10, 2007                 By: /s/ KURT R. STEVENSON
                                          --------------------------------------
                                          Kurt R. Stevenson
                                          Senior Executive Vice President and
                                          Principal  Financial and
                                          Accounting Officer

--------------------------------------------------------------------------------
                                       35.