Form 10-Q
period 2007-09-30
CENTRUE FINANCIAL CORP
filed 2007-11-13
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Shares outstanding at November 13, 2007
-----------------------------            ---------------------------------------
Common Stock, Par Value $1.00                           6,226,028

================================================================================

                          Centrue Financial Corporation
                                 Form 10-Q Index
                               September 30, 2007

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

          o    Unaudited Consolidated Balance Sheets.........................1

          o    Unaudited Consolidated Statements of Income and
                 Comprehensive Income .......................................2

          o    Unaudited Consolidated Statements of Cash Flows...............4

          o    Notes to Unaudited Consolidated Financial Statements..........5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................15

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ..............................................28

Item 4.   Controls and Procedures ..........................................29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................30

Item 1A.  Risk Factors......................................................30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......30

Item 3.   Defaults Upon Senior Securities...................................30

Item 4.   Submission of Matters to a Vote of Security Holders...............31

Item 5.   Other Information ................................................31

Item 6.   Exhibits..........................................................31

SIGNATURES..................................................................32

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006 (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                 September 30,      December 31,
                                                                                      2007              2006
                                                                                ---------------   ---------------
ASSETS
   Cash and cash equivalents                                                    $        55,008   $        40,195
   Securities available-for-sale                                                        265,873           298,692
   Loans                                                                                933,903           836,944
   Allowance for loan losses                                                            (10,852)          (10,835)
                                                                                ---------------   ---------------
      Net loans                                                                         923,051           826,109
   Cash surrender value of life insurance                                                26,644            25,904
   Mortgage servicing rights                                                              3,223             3,510
   Premises and equipment, net                                                           35,783            35,403
   Goodwill                                                                              25,403            25,396
   Intangible assets, net                                                                11,541            12,733
   Other real estate                                                                      4,620             2,136
   Other assets                                                                          12,100            12,947
                                                                                ---------------   ---------------

         Total assets                                                           $     1,363,246   $     1,283,025
                                                                                ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Deposits
         Non-interest-bearing                                                   $       109,189   $       125,585
         Interest-bearing                                                               954,616           901,025
                                                                                ---------------   ---------------
            Total deposits                                                            1,063,805         1,026,610
      Federal funds purchased and securities sold
         under agreements to repurchase                                                  52,295            36,319
      Advances from the Federal Home Loan Bank                                           80,724            63,147
      Notes payable                                                                      12,397             9,015
      Series B mandatory redeemable preferred stock                                         831               831
      Subordinated debentures                                                            20,620            20,620
      Other liabilities                                                                  12,340             8,292
                                                                                ---------------   ---------------
         Total liabilities                                                            1,243,012         1,164,834
                                                                                ---------------   ---------------

Stockholders' equity
      Series A convertible preferred stock (aggregate liquidation
         preference of 2,762)                                                               500               500
      Common stock, $1 par value, 15,000,000 shares authorized;
         7,436,110 shares issued at September 30, 2007 and
         7,412,210 shares issued at December 31, 2006                                     7,436             7,412
      Surplus                                                                            70,867            70,460
      Retained earnings                                                                  58,126            52,469
      Accumulated other comprehensive income                                                437               235
                                                                                ---------------   ---------------
                                                                                        137,366           131,076
      Treasury stock, at cost 1,174,982 shares at September 30, 2007
         and 957,142 at December 31, 2006                                               (17,132)          (12,885)
                                                                                ---------------   ---------------
         Total stockholders' equity                                                     120,234           118,191
                                                                                ---------------   ---------------

            Total liabilities and stockholders' equity                          $     1,363,246   $     1,283,025
                                                                                ===============   ===============

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       1.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Interest income
    Loans                                            $   18,000    $    7,444    $   50,963    $   21,793
    Securities
       Taxable                                            3,071         2,065         9,543         6,083
       Exempt from federal income taxes                     378           218         1,141           644
    Federal funds sold and other                            112            75           380           141
                                                     ----------    ----------    ----------    ----------
       Total interest income                             21,561         9,802        62,027        28,661

Interest expense
    Deposits                                              9,734         4,128        27,994        11,452
    Federal funds purchased and securities
       sold under agreements to repurchase                  536            69         1,409           192
    Advances from the Federal Home Loan Bank                636           364         1,909         1,300
    Series B Mandatory Redeemable                            12            12            37            37
    Subordinated debentures                                 395             -         1,293             -
    Notes payable                                           164           155           487           468
                                                     ----------    ----------    ----------    ----------
       Total interest expense                            11,477         4,728        33,129        13,449
                                                     ----------    ----------    ----------    ----------

Net interest income                                      10,084         5,074        28,898        15,212
Provision for loan losses                                     -          (200)          226        (1,300)
                                                     ----------    ----------    ----------    ----------
Net interest income after
    Provision for loan losses                            10,084         5,274        28,672        16,512

Noninterest income
    Service charges                                       1,725           476         5,063         1,411
    Trust income                                            243           202           704           620
    Mortgage banking income                                 399           240         1,282           767
    Brokerage commissions and fees                          416            87           646           260
    Bank owned life insurance (BOLI)                        252           153           740           430
    Securities (losses)                                       -             -           (33)          (88)
    Gain on sale of Oreo                                    459             -         1,047             -
    Other income                                            873           323         2,366           925
                                                     ----------    ----------    ----------    ----------
                                                          4,367         1,481        11,815         4,325

Noninterest expenses
    Salaries and employee benefits                        3,891         2,630        14,183         8,035
    Occupancy expense, net                                1,028           356         2,988         1,110
    Furniture and equipment expense                         616           515         1,938         1,508
    Marketing                                               325            88           738           294
    Supplies and printing                                   137            71           474           230
    Telephone                                               198           104           586           339
    Amortization of intangible assets                       562            11         1,774            71
    Other expenses                                        1,874           816         5,744         2,764
                                                     ----------    ----------    ----------    ----------
                                                          8,631         4,591        28,425        14,351
                                                     ----------    ----------    ----------    ----------

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       2.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Income from continuing operations
   before income taxes                                    5,820         2,164        12,062         6,486
Income taxes                                              1,982           658         3,819         1,983
                                                     ----------    ----------    ----------    ----------
Income from continuing operations                         3,838         1,506         8,243         4,503

Discontinued operations:

   Loss from discontinued operations                          -          (440)            -          (534)
   Income tax benefit                                         -          (170)            -          (207)
                                                     ----------    ----------    ----------    ----------
   Gain (loss) on discontinued operations                     -          (270)            -          (327)
                                                     ----------    ----------    ----------    ----------

      Net income                                     $    3,838    $    1,236    $    8,243    $    4,176
                                                     ==========    ==========    ==========    ==========

Preferred stock dividends                                    52            52           156           156
                                                     ----------    ----------    ----------    ----------
Net income for common stockholders                   $    3,786    $    1,184    $    8,087    $    4,020
                                                     ==========    ==========    ==========    ==========

Basic earnings per share from
   continuing operations                             $     0.60    $     0.39    $     1.26    $     1.16
                                                     ==========    ==========    ==========    ==========
Diluted earnings per share from
   continuing operations                             $     0.60    $     0.38    $     1.26    $     1.14
                                                     ==========    ==========    ==========    ==========
Basic earnings per share from
   discontinued operations                           $        -    $    (0.07)   $        -    $    (0.09)
                                                     ==========    ==========    ==========    ==========
Diluted earnings per share from
   discontinued operations                           $        -    $    (0.07)   $        -    $    (0.08)
                                                     ==========    ==========    ==========    ==========
Basic earnings per common share                      $     0.60    $     0.32    $     1.26    $     1.07
                                                     ==========    ==========    ==========    ==========
Diluted earnings per common share                    $     0.60    $     0.31    $     1.26    $     1.06
                                                     ==========    ==========    ==========    ==========

Total comprehensive income:
   Net income                                        $    3,838    $    1,236    $    8,243    $    4,176
   Change in unrealized gains (losses) on
      available for sale securities                       2,008         2,024           330          (100)
   Tax effect                                               778           784           128           (39)
                                                     ----------    ----------    ----------    ----------
   Total comprehensive income, net of tax                 1,230         1,240           202           (61)
                                                     ----------    ----------    ----------    ----------
   Total comprehensive income                        $    5,068    $    2,476    $    8,445    $    4,115
                                                     ==========    ==========    ==========    ==========

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       3.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006 (In Thousands)
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2007             2006
                                                                            -------------    -------------
Cash flows from operating activities
   Net Income                                                               $       8,243    $       4,176
   Adjustments to reconcile net income to
   Net cash provided by operating activities
      Depreciation                                                                  1,545            1,412
      Amortization of intangible assets                                             1,773               71
      Amortization of mortgage servicing rights, net                                  287              219
      Amortization of bond premiums, net                                              152              328
      Stock option expense                                                             72              103
      Provision for loan losses                                                       226           (1,300)
      Provision for deferred income taxes                                          (3,778)            (310)
      Loss on sale of securities                                                       33               88
      Gain (loss) on sale of loans                                                   (938)            (511)
      (Gain) loss on sale of OREO acquired in settlement of loans                  (1,047)             (32)
      Proceeds from sales of loans held for sale                                   62,208           38,239
      Origination of loans held for sale                                          (65,246)         (38,387)
      Change in assets and liabilities
         Decrease (increase) in other assets                                        4,319              (29)
         Increase (decrease) in other liabilities                                   2,946             (563)
                                                                            -------------    -------------
            Net cash provided by operating activities                              10,795            3,504

Cash flows from investing activities
   Securities available-for-sale
      Proceeds from maturities and paydowns                                        35,636           30,634
      Proceeds from sales                                                           2,497           15,515
      Purchases                                                                    (4,557)         (33,400)
   Redemption of FHLB stock                                                             -            1,079
   Purchase of loans                                                                    -          (19,513)
   Net (increase) decrease in loans                                              (101,092)          28,418
   Purchase of premises and equipment                                              (1,925)          (1,169)
   Sale of branch                                                                       -           (6,054)
   Sale of insurance unit                                                               -              856
   Purchase of Missouri Bank charter                                                 (581)               -
   Proceeds from sale of OREO acquired in settlement of loans                       6,386              681
                                                                            -------------    -------------
         Net cash provided by (used in) investing activities                      (63,636)          17,047

Cash flows from financing activities
   Net increase (decrease) in deposits                                             37,195          (10,915)
   Net increase in federal funds purchased
      And securities sold under agreements to repurchase                           15,976            3,504
   Payments on notes payable                                                         (368)          (2,567)
   Proceeds from notes payable                                                      3,750            1,400
   Net increase (decrease) in advances from the Federal Home Loan Bank             17,577          (13,300)
   Dividends on common stock                                                       (2,432)          (1,346)
   Dividends on preferred stock                                                      (156)            (156)
   Proceeds from exercise of stock options                                            358              160
   Purchase of treasury stock                                                      (4,246)          (1,638)
                                                                            -------------    -------------
         Net cash provided by (used in) financing activities                       67,654          (24,858)
                                                                            -------------    -------------
Net increase (decrease) in cash and cash equivalents                               14,813           (4,307)

Cash and cash equivalents
   Beginning of period                                                             40,195           24,358
                                                                            -------------    -------------
   End of period                                                            $      55,008    $      20,051
                                                                            =============    =============

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                                              $      31,619    $      13,900
      Income taxes                                                                    952            1,372
      Transfers from loans to other real estate owned                               7,900            1,307

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       4.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the fourth quarter of 2006, the former UnionBancorp, Inc. completed its merger with Centrue Financial Corporation with UnionBancorp, Inc. being the surviving entity in this merger. Upon completion of the merger, UnionBancorp, Inc. changed its name to Centrue Financial Corporation. The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The annualized results of operations during the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. All financial information is in thousands
(000s), except shares and per share data. The consolidated financial statements reflect the results of the Company's insurance unit of the Wealth Management segment as a discontinued operation as described in Note 8.

Note 2. Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Basic Earnings Per Common Share
   Net income available to common shareholders       $    3,786    $    1,184    $    8,087    $    4,020
   Weighted average common shares outstanding             6,322         3,743         6,399         3,757
                                                     ----------    ----------    ----------    ----------
      Basic earnings per common share                $     0.60    $     0.32    $     1.26    $     1.07
                                                     ==========    ==========    ==========    ==========

Diluted Earnings Per Common Share
   Weighted average common shares outstanding             6,322         3,743         6,399         3,757
   Add: dilutive effect of assumed exercised
      stock options                                          36            40            34            44
                                                     ----------    ----------    ----------    ----------
   Weighted average common and dilutive
      potential shares outstanding                        6,358         3,783         6,433         3,801
                                                     ==========    ==========    ==========    ==========
   Diluted earnings per common share                 $     0.60    $     0.31    $     1.26    $     1.06
                                                     ==========    ==========    ==========    ==========

There were approximately 244,200 and 102,500 options outstanding for the three months ended September 30, 2007 and 2006, respectively that were not included in the computation of diluted earnings per share. There were approximately 276,200 and 85,000 options outstanding for the nine months ended September 30, 2007 and 2006, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

--------------------------------------------------------------------------------
                                       5.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 3. Securities

The Company's consolidated securities portfolio, which represented 22.7% of the Company's 2007 third quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. All of the Company's securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2007 and December 31, 2006, respectively:

                                                                      September 30, 2007
                                                     ----------------------------------------------------
                                                                      Gross         Gross
                                                        Fair       Unrealized    Unrealized       % of
                                                        Value         Gains        Losses       Portfolio
                                                     ----------    ----------    ----------    ----------
U.S. government agencies                             $  118,053    $      745    $      (53)         44.4%
States and political subdivisions                        41,722           226          (101)         15.7
U. S. government mortgage-backed securities              50,499           212          (214)         19.0
Collateralized mortgage obligations                      24,625             5          (155)          9.3
Equity securities                                        27,244           153           (90)         10.2
Corporate                                                 3,730             3           (18)          1.4
                                                     ----------    ----------    ----------    ----------
                                                     $  265,873    $    1,344    $     (631)        100.0%
                                                     ==========    ==========    ==========    ==========

                                                                       December 31, 2006
                                                     ----------------------------------------------------
                                                                      Gross         Gross
                                                        Fair       Unrealized    Unrealized       % of
                                                        Value         Gains        Losses       Portfolio
                                                     ----------    ----------    ----------    ----------
U.S. government agencies                             $  126,039    $      308    $     (245)         42.2%
States and political subdivisions                        41,471           329            (9)         13.9
U. S. government mortgage-backed securities              69,579           253          (393)         23.3
Collateralized mortgage obligations                      27,237            44           (77)          9.1
Equity securities                                        25,602           171             -           8.6
Corporate                                                 8,764            16           (13)          2.9
                                                     ----------    ----------    ----------    ----------
                                                     $  298,692    $    1,121    $     (737)        100.0%
                                                     ==========    ==========    ==========    ==========

Management does not believe any individual unrealized losses as of September 30, 2007, identified in the preceding tables represent other-than-temporary impairment. These unrealized losses are primarily attributable to changes in the interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

Sales of securities available-for-sale were as follows:

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Proceeds                                             $        -    $        -    $    2,497    $   16,594
Realized gains                                       $        -    $        -    $        4    $       17
Realized losses                                      $        -    $        -    $      (37)   $     (105)

--------------------------------------------------------------------------------
                                       6.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of September 30, 2007 and December 31, 2006, respectively:

                                                     September 30, 2007                December 31, 2006
                                                -----------------------------   ------------------------------
                                                      $               %               $               %
                                                -------------   -------------   -------------   --------------
Commercial                                      $     153,163            16.4%  $     154,829             18.5%
Agricultural                                           22,510             2.4          23,118              2.8
Real estate:
   Commercial mortgages                               366,966            39.3         274,909             32.9
   Construction                                       148,533            15.9         116,608             13.9
   Agricultural                                        24,413             2.6          27,624              3.3
   1-4 family mortgages                               206,830            22.2         226,884             27.1
Installment                                             9,480             1.0          11,998              1.4
Other                                                   2,008             0.2             974              0.1
                                                -------------   -------------   -------------   --------------

Total loans                                           933,903           100.0%        836,944            100.0%
                                                                =============                   ==============
Allowance for loan losses                             (10,852)                        (10,835)
                                                -------------                   -------------

   Loans, net                                   $     923,051                   $     826,109
                                                =============                   =============

The following table presents data on impaired loans:

                                                                                September 30,    December 31,
                                                                                     2007            2006
                                                                                -------------   --------------
   Impaired loans for which an allowance has been provided                      $       6,174   $        4,915
   Impaired loans for which no allowance has been provided                              5,999           16,450
                                                                                -------------   --------------

   Total loans determined to be impaired                                        $      12,173   $       21,365
                                                                                =============   ==============
   Allowance for loan loss for impaired loans included in the allowance
      for loan losses                                                           $       2,225   $        1,562
                                                                                =============   ==============

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. As of September 30, 2007, the Company had $600 of loans held for sale as compared to $4,850 for December 31, 2006.

--------------------------------------------------------------------------------
                                       7.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 4. Loans (continued)

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 are summarized below:

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                               -----------------------------   ------------------------------
                                                                   2007            2006            2007            2006
                                                               -------------   -------------   -------------   --------------
Beginning balance                                              $      10,828   $       6,848   $      10,835   $        8,362
Charge-offs                                                              (81)           (631)           (770)          (1,409)
Recoveries                                                               105              86             561              450
Provision for loan losses                                                  -            (200)            226           (1,300)
                                                               -------------   -------------   -------------   --------------

Ending balance                                                 $      10,852   $       6,103   $      10,852   $        6,103
                                                               =============   =============   =============   ==============

Period end total loans                                         $     933,903   $     407,015   $     933,903   $      407,015
                                                               =============   =============   =============   ==============

Average loans                                                  $     921,608   $     403,049   $     887,477   $      408,175
                                                               =============   =============   =============   ==============

Ratio of net charge-offs to average loans                               0.00 %          0.14 %          0.02%            0.23%
Ratio of provision for loan losses to average loans                     0.00           (0.05)           0.03            (0.32)
Ratio of allowance for loan losses
   to period end total loans                                            1.16            1.50            1.16             1.50
Ratio of allowance for loan losses
   to total nonperforming loans                                       194.72          189.48          194.72           189.48
Ratio of allowance for loan losses
   to average loans                                                     1.18            1.51            1.22             1.50

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

--------------------------------------------------------------------------------
                                       8.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5. Stock Option Plans (continued)

A summary of the status of the option plans as of September 30, 2007, and changes during the period ended on those dates is presented below:

                                                                                      September 30, 2007
                                                               --------------------------------------------------------------
                                                                                                 Weighted-
                                                                                 Weighted-        Average
                                                                                  Average        Remaining        Aggregate
                                                                                 Exercise       Contractual       Intrinsic
                                                                   Shares          Price            Life            Value
                                                               -------------   -------------   -------------   --------------
Outstanding at January 1, 2007                                       494,424   $       18.47
Granted                                                               58,000           19.22
Exercised                                                            (23,900)          12.66
Forfeited                                                             (2,500)          14.22
                                                               -------------   -------------

Outstanding at end of period                                         526,024   $       18.85       4.3 years   $        1,092
                                                               =============   =============   =============   ==============
Options exercisable at period end                                    436,024   $       18.75       4.7 years   $        1,046
                                                               =============   =============   =============   ==============

Options outstanding at September 30, 2007 and December 31, 2006 were as follows:

                                                                        Outstanding                      Exercisable
                                                               -----------------------------   ------------------------------
                                                                                 Weighted-
                                                                                  Average                         Weighted-
                                                                                 Remaining                        Average
                                                                                Contractual                       Exercise
          Range of Exercise Prices                                 Number           Life           Number          Price
------------------------------------------------------------   -------------   -------------   -------------   --------------
September 30, 2007:
   $   11.25  -   $   13.00                                           46,381       3.1 years          46,381   $        11.60
       13.88  -       18.50                                          145,443       3.4 years         145,443            15.57
       20.30  -       23.29                                          334,200       4.7 years         244,200            22.00
                                                               -------------    ------------   -------------   --------------

                                                                     526,024       4.3 years         436,024   $        18.75
                                                               ========-====    ============   =============   ==============

December 31, 2006:

   $    7.25  -   $    9.75                                            7,000       0.2 years           7,000   $         9.75
       11.25  -       13.00                                           53,931       3.4 years          53,931            11.64
       13.88  -       18.50                                          157,293       4.1 years         157,293            15.50
       20.30  -       23.29                                          276,200       6.1 years         244,200            22.00
                                                               -------------    ------------   -------------   --------------

                                                                     494,424       5.1 years         462,424   $        18.39
                                                               =============    ============   =============   ==============

--------------------------------------------------------------------------------
                                       9.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 5. Stock Option Plans (continued)

Information related to the stock option plan during the quarter ended September 30, 2007 and 2006 is as follows:

                                             September 30,   September 30,
                                                  2007            2006
                                             -------------   -------------
Intrinsic value of options exercised         $          12   $           1
Cash received from option exercises                     42               2
Tax benefit realized from option exercises              16               1

The Company recorded $72 and $103 in salaries and employee benefits stock compensation expense during the nine months ended September 30, 2007 and 2006.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2007 and beyond is estimated as follows:

                                                                 Amount
                                                             -------------
October, 2007 - December, 2007                               $          28
2008                                                                    74
2009                                                                    74
2010                                                                    74
2011                                                                    61
2012                                                                    11
                                                             -------------
   Total                                                      $        322
                                                             =============

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

During the quarter ended September 30, 2007, the Company completed the integration of its operations so that the results of the Company can be presented as follows: retail, commercial, treasury, wealth management and other operations. In the periods since the merger in November 2006, the former Centrue results had been shown as "other banking operations". These results are now incorporated in the segment data as appropriate.

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

                                                                Three Months Ended
                                 --------------------------------------------------------------------------------
                                                                September 30, 2007
                                 --------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury       Wealth         Other      Continuing
                                   Segment       Segment       Segment     Management    Operations    Operations
                                 ----------    ----------    ----------    ----------    ----------    ----------
Net interest income (loss)       $    3,080    $    6,686    $      496    $     (146)   $      (32)   $   10,084
Other revenue                         2,319         1,004             -           664           381         4,368
Other expense                         2,361           605            50           485         3,823         7,324
Noncash items
   Depreciation                         423             4             -             3           315           745
   Provision for loan losses              -             -             -             -             -             -
   Other intangibles                    560             -             -             2             -           562
Net allocations                       1,144         2,169           819             6        (4,138)            -
Income tax expense                      320         1,673          (123)            7           105         1,982
   Segment profit (loss)         $      591    $    3,239    $     (250)   $       15    $      244    $    3,839

Goodwill                         $   11,863    $   12,339    $        -    $    1,201    $        -    $   25,403
Segment assets                   $  360,840    $  710,319    $  283,930    $    1,573    $    6,584    $1,363,246

                                                                Three Months Ended
                                 --------------------------------------------------------------------------------
                                                                September 30, 2006
                                 --------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury       Wealth         Other      Continuing
                                   Segment       Segment       Segment     Management    Operations    Operations
                                 ----------    ----------    ----------    ----------    ----------    ----------
Net interest income (loss)       $    1,909    $    3,217    $      126    $       50    $     (228)   $    5,074
Other revenue                           883           126             -           290            94         1,393
Other expense                         1,306           584            61           323         2,164         4,438
Noncash items
   Depreciation                         225             2             -            17           237           481
   Provision for loan losses            300          (500)            -             -             -          (200)
   Other intangibles                      -             -             -             1            23            24
Net allocations                         740         1,193           158           214        (2,305)            -
Income tax expense                       87           641          (101)          (30)         (109)          488
   Segment profit (loss)         $      134    $    1,423    $        8    $     (185)   $     (144)   $    1,236

Goodwill                         $    2,512    $    2,631    $        -    $    1,167    $        -    $    6,310
Segment assets                   $   93,948    $  329,836    $  197,225    $    2,132    $   25,710    $  648,851

--------------------------------------------------------------------------------
                                       11.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 7.  Segment Information (continued)

                                                                 Nine Months Ended
                                 --------------------------------------------------------------------------------
                                                                September 30, 2007
                                 --------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury       Wealth         Other      Continuing
                                   Segment       Segment       Segment     Management    Operations    Operations
                                 ----------    ----------    ----------    ----------    ----------    ----------
Net interest income (loss)       $   11,005    $   17,158    $    1,340    $      (52)   $     (553)   $   28,898
Other revenue                         7,494         1,848           (26)        1,453         1,047        11,816
Other expense                         8,727         2,283           164         1,283        11,850        24,307
Noncash items
   Depreciation                       1,373            12             1            12           946         2,344
   Provision for loan losses            394          (168)            -             -             -           226
   Other intangibles                  1,769             -             -             5             -         1,774
Net allocations                       3,403         6,700         2,678            15       (12,796)            -
Income tax expense                      935         3,359          (654)           28           151         3,819
   Segment profit (loss)         $    1,898    $    6,820    $     (875)   $       58    $      343    $    8,244

Goodwill                         $   11,863    $   12,339    $        -    $    1,201    $        -    $   25,403
Segment assets                   $  360,840    $  710,319    $  283,930    $    1,573    $    6,584    $1,363,246

                                                                 Nine Months Ended
                                 --------------------------------------------------------------------------------
                                                                September 30, 2006
                                 --------------------------------------------------------------------------------
                                   Retail      Commercial     Treasury       Wealth         Other      Continuing
                                   Segment       Segment       Segment     Management    Operations    Operations
                                 ----------    ----------    ----------    ----------    ----------    ----------
Net interest income (loss)       $    5,817    $    9,606    $      342    $      159    $     (712)   $   15,212
Other revenue                         2,641           347           (88)          876         1,081         4,857
Other expense                         4,242         1,751           192         1,057         6,652        13,894
Noncash items
   Depreciation                         668             8             -            54           682         1,412
   Provision for loan losses            325        (1,625)            -             -             -        (1,300)
   Other intangibles                      -             -             -             4           107           111
Net allocations                       2,211         3,662           476           680        (7,029)            -
Income tax expense                      351         2,030          (353)         (208)          (44)        1,776
   Segment profit (loss)         $      661    $    4,127    $      (61)   $     (552)   $        1    $    4,176

Goodwill                         $    2,512    $    2,631    $        -    $    1,167    $        -    $    6,310
Segment assets                   $   93,948    $  329,836    $  197,225    $    2,132    $   25,710    $  648,851

Note 8.  Discontinued Operations

During the third quarter of 2006, the Company sold the insurance unit from the Wealth Management segment for $1,200. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") the results of operations of the insurance unit are reflected in the Company's statements of income for the three and nine months ended September 30, 2006 as "discontinued operations." Approximately $1,030 of goodwill and intangibles attributed to the insurance unit on the Company's balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

--------------------------------------------------------------------------------
                                       12.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 8.  Discontinued Operations (continued)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Net interest income                                  $        -    $        -    $        -    $        -
Noninterest income                                            -           (88)            -           532
Noninterest expense                                           -           352             -         1,066
                                                     ----------    ----------    ----------    ----------
Loss from discontinued operations before taxes                -          (440)            -          (534)
Income tax (benefit) for taxes                                -          (170)            -          (207)
                                                     ----------    ----------    ----------    ----------

Net gain (loss) from discontinued operations         $        -    $     (270)   $        -    $     (327)
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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of this standard.

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

--------------------------------------------------------------------------------
                                       13.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Note 9.  Recent Accounting Developments (continued)

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has decided not to early adopt SFAS 159 and is currently evaluating the impact of the adoption with respect to its current practice of measuring fair value and disclosure of it in its financial statements.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109" ("FIN 48") as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to follow. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no benefit is recorded. The adoption had no effect on the Company's financial statements.

The Company is subject to U. S. federal income tax as well as income tax for the states of Illinois and Missouri. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

--------------------------------------------------------------------------------
                                       14.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company for Centrue Bank. During the fourth quarter of 2006, the former UnionBancorp completed its merger with Centrue Financial Corporation with UnionBancorp being the surviving entity in this merger. Upon completion of the merger, UnionBancorp changed its name to Centrue Financial Corporation. The following discussion provides an analysis of the Company's results of operations and financial condition for the three and nine months ended September 30, 2007 as compared to the same period in 2006. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The annualized results of operations during the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. All financial information is in thousands
(000s), except shares and per share data.

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

Third Quarter 2007 Highlights:

      o Third quarter 2007 results included the following nonrecurring items:

                  o Net gain on sale of $459 realized from properties held in other real estate.
                  o Net fees of $132 generated from one U.S. Internal Revenue Code Section 1031 exchange brokerage transaction.
                  o The impact to earnings after taxes related to these items was approximately $362 or $0.06 per diluted share.

      o In order to integrate operations and streamline our retail distribution channel, the Company closed its Urbana, Illinois location at the end of August. This action, in addition to the closing of the Company's Dwight In-Store and Coal City In-Store branches earlier in the year, will reduce the branch distribution network from 36 to 33 locations.

      o With a successful core systems conversion late in the second quarter, the Company was able to complete its integration process which contributed to the realization of a net reduction of over 100 full-time equivalent employees as of September 30, 2007 as compared to pro-forma staffing levels at the beginning of 2006.

Results of Operations

      Net Income

Income from continuing operations for the third quarter ended September 30, 2007 equaled $3,838 or $0.60 per diluted share as compared to $1,506 or $0.38 per diluted share in the same period of 2006. This represents increases of 154.8% in net income and 57.9% in diluted per share earnings. For the nine months ended September 30, 2007, net income from continuing operations equaled $8,243 or $1.26 per diluted share compared to $4,503 or $1.14 per diluted share in the same period during 2006. This represents increases of 83.1% in net income and 10.5% in diluted per share earnings. Results for the three months and nine months ended September 30, 2007 include the impact from the merger of Centrue Financial Corporation and UnionBancorp, Inc. that occurred in November 2006.

Return on average assets was 1.13% for the third quarter of 2007 compared to 0.76% for the same period in 2006. Return on average assets was 0.83% for the nine month period ended September 30, 2007 compared to 0.85% for the same period in 2006.

Return on average stockholders' equity was 12.78% for the third quarter of 2007 compared to 7.32% for the same period in 2006. Return on average stockholder's equity was 9.29% for the nine month period ended September 30, 2007 compared to 8.43% for the same period in 2006.

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

Fully tax equivalent net interest income for the three months ended September 30, 2007 increased 98.1% to $10,315 as compared $5,206 for the same period in 2006. The improvement in net interest income was largely related to an increase in earning assets due to the addition of the former Centrue's loan and investment portfolios. This was offset by increases in deposit balances and a shift in the mix of interest bearing liabilities from lower costing non-maturing deposits (checking, NOW, savings, money market) to higher costing time deposits and other wholesale funds.

The net interest margin, on a tax equivalent basis, decreased 9 basis points to 3.40% as compared to the same period in 2006 and increased 10 basis points from the second quarter of 2007. The primary drivers for the decrease were compressed loan spreads, heightened competition for deposits and fixed rate term loans that were repriced at similar or lower rates during the last twelve months in a flat to inverted yield curve environment. Competitive pressures in pricing loans and deposits are likely to maintain pressure on the margin throughout 2007.

Fully tax equivalent net interest income for the nine months ended September 30, 2007 increased 89.9% to $29,628 as compared $15,602 for the same period in 2006. Net interest income increased largely due to the factors described above impacting the third quarter results.

--------------------------------------------------------------------------------
                                       17.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYIS OF NET INTEREST INCOME

                                                       For the Three Months Ended September 30,
                                            ------------------------------------------------------------
                                                           2007                          2006
                                            ------------------------------  ----------------------------
                                                         Interest                      Interest                Change Due To:
                                              Average     Income/  Average   Average    Income/  Average  -------------------------
                                              Balance     Expense   Rate     Balance    Expense   Rate     Volume   Rate     Net
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------
ASSETS

   Interest-earning assets
      Interest-earning deposits             $       751  $      6     3.11% $     177  $      4     8.97% $     6  $   (4) $      2
      Securities
         Taxable                                232,740     3,084     5.26    163,762     2,066     5.01      914     104     1,018
         Non-taxable                             40,830       560     5.44     19,123       330     6.85      298     (68)      230
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

           Total securities
              (tax equivalent)                  273,570     3,644     5.28    182,885     2,396     5.20    1,212      36     1,248
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

      Federal funds sold                          8,140       106     5.16      5,678        71     4.96       32       3        35
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

      Loans
         Commercial                             173,798     3,571     8.15    108,754     2,067     7.54    1,336     168     1,504
         Real estate                            737,008    14,242     7.66    285,091     5,184     7.21    8,579     228     8,807
         Installment and other                   10,801       223     8.20      9,009       212     9.34       79     183       262
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

            Gross loans (tax equivalent)        921,608    18,036     7.76    402,854     7,463     7.35    9,994     579    10,573
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

              Total interest-earnings
                 assets                       1,204,067    21,792     7.18    591,594     9,934     6.66   11,244     614    11,858
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

   Noninterest-earning assets
      Cash and cash equivalents                  34,749                        17,226
      Premises and equipment, net                35,978                        13,730
      Other assets                               73,592                        25,777
                                            -----------                     ---------

         Total nonearning assets                144,319                        56,733

            Total assets                    $ 1,348,387                     $ 648,327
                                            ===========                     =========

LIABILITIES & STOCKHOLDERS' EQUITY

   Interest-bearing liabilities
      NOW accounts                          $   107,173  $    409     1.51  $  69,124  $    332     1.91      145     (68)       77
      Money market accounts                     123,762     1,230     3.94     53,283       397     2.96      700     133       833
      Savings deposits                           94,065       153     0.65     34,657        65     0.74       97      (9)       88
      Time deposits                             636,757     7,942     4.95    307,100     3,334     4.31    4,112     496     4,608
      Federal funds purchased and
         repurchase agreements                   48,494       536     4.39      5,317        69     5.15      477     (10)      467
      Advances from FHLB                         57,792       636     4.37     38,820       363     3.71      209      64       273
      Notes payable                              32,714       571     6.92      9,489       168     7.02      405      (2)      403
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

         Total interest-bearing
            liabilities                       1,100,757    11,477     4.14    517,790     4,728     3.62    6,145     604     6,749
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

   Noninterest-bearing liabilities
      Noninterest-bearing deposits              116,704                        58,554
      Other liabilities                          11,805                         4,944
                                            -----------                     ---------
         Total noninterest-bearing
            liabilities                         128,509                        63,498
                                            -----------                     ---------

      Stockholders' equity                      119,121                        67,039
                                            -----------                     ---------

      Total liabilities and stockholders'
         equity                             $ 1,348,387                     $ 648,327
                                            ===========                     =========

      Net interest income (tax equivalent)              $ 10,315                      $  5,206           $ 5,099  $   10  $  5,109
                                                        ========                      ========           =======  ======  ========
      Net interest income (tax equivalent)
         to total earning assets                                     3.40%                         3.49%
                                                                  =======                       =======
      Interest-bearing liabilities to
         earning assets                           91.23%                        87.52%
                                            ===========                     =========

(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)   Loan fees are included in the specific loan category.

--------------------------------------------------------------------------------
                                       18.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYIS OF NET INTEREST INCOME

                                                      For the Nine Months Ended September 30,
                                            ------------------------------------------------------------
                                                           2007                          2006
                                            ------------------------------  ----------------------------
                                                         Interest                      Interest                Change Due To:
                                              Average     Income/  Average   Average    Income/  Average  -------------------------
                                              Balance     Expense   Rate     Balance    Expense   Rate     Volume   Rate     Net
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------
ASSETS

   Interest-earning assets
      Interest-earning deposits             $     2,339  $     27     1.56% $     213  $     11     6.90% $    26  $  (10) $     16
      Securities
         Taxable                                243,102     9,584     5.27    173,367     6,083     4.69    2,749     752     3,501
         Non-taxable                             40,936     1,687     5.51     18,493       976     7.06      925    (214)      711
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

            Total securities
               (tax equivalent)                 284,038    11,271     5.31    191,860     7,059     4.92    3,674     538     4,212
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

      Federal funds sold                          9,048       353     5.22      3,415       130     5.09      220       3       223
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

      Loans
         Commercial                             177,030    10,830     8.18    112,906     6,109     7.23    3,923     798     4,721
         Real estate                            698,895    39,535     7.56    284,636    15,004     7.05   22,989     792    23,781
         Installment and other                   11,553       741     8.57     10,442       738     9.45      143     610       753
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

            Gross loans (tax equivalent)        887,478    51,106     7.70    407,984    21,851     7.16   27,055   2,200    29,255
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

              Total interest-earnings
                 assets                       1,182,903    62,757     7.09    603,472    29,051     6.44   30,975   2,731    33,706
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

   Noninterest-earning assets
      Cash and cash equivalents                  31,618                        17,823
      Premises and equipment, net                35,739                        13,770
      Other assets                               74,181                        24,350
                                            -----------                     ---------

         Total nonearning assets                141,538                        55,943

            Total assets                    $ 1,324,441                     $ 659,415
                                            ===========                     =========

LIABILITIES & STOCKHOLDERS' EQUITY

   Interest-bearing liabilities
      NOW accounts                          $   105,151  $  1,305     1.66  $  69,507  $    928     1.79  $   442  $  (65) $    377
      Money market accounts                     120,846     3,347     3.70     53,960     1,106     2.74    1,853     388     2,241
      Savings deposits                           99,352       507     0.68     36,734       187     0.68      320       -       320
      Time deposits                             613,642    22,835     4.98    308,021     9,231     4.01   11,373   2,231    13,604
      Federal funds purchased and
         repurchase agreements                   41,898     1,409     4.50      5,092       192     5.04    1,238     (21)    1,217
      Advances from FHLB                         58,905     1,909     4.33     45,307     1,300     3.84      441     168       609
      Notes payable                              31,841     1,817     7.63     10,070       505     6.70    1,242      70     1,312
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

         Total interest-bearing
            liabilities                       1,071,635    33,129     4.13    528,691    13,449     3.40   16,908   2,772    19,680
                                            -----------  --------  -------  ---------  --------  -------  -------  ------  --------

   Noninterest-bearing liabilities
      Noninterest-bearing deposits              122,957                        59,969
      Other liabilities                          11,277                         4,648
                                            -----------                     ---------
         Total noninterest-bearing
            liabilities                         134,234                        64,617
                                            -----------                     ---------

      Stockholders' equity                      118,572                        66,107
                                            -----------                     ---------

      Total liabilities and
         stockholders' equity               $ 1,324,441                     $ 659,415
                                            ===========                     =========

      Net interest income (tax equivalent)               $ 29,628                      $ 15,602           $ 14,067 $  (41) $  14,026
                                                         ========                      ========           ======== ======  =========
      Net interest income (tax equivalent)
         to total earning assets                                      3.35%                         3.46%
                                                                   =======                       =======
      Interest-bearing liabilities to
         earning assets                           90.45%                        87.61%
                                            ===========                     =========

(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) Nonaccrual loans are included in the balances; Overdraft loans are excluded in the balances.
(4)   Loan fees are included in the specific loan category.

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

During the third quarter of 2007, the Company made no provision to the allowance for loan losses as compared to reporting a negative provision of ($200) in the 2006 period. For the nine months ended September 30, 2007, the Company recorded a $226 provision for loan losses as compared to recognizing a negative provision of ($1,300) in the 2006 period. Results for 2006 included negative provisions largely due to the pay-off of one $4,400 loan relationship that was classified as impaired in late 2005 with a specific reserve allocation of $1,500.

The following factors have impacted 2007 provision levels:

      o     decrease in nonperforming and action list loans since year-end;
      o     improvement in the level of past due loans;
      o     higher than anticipated recoveries; and
      o loans that were charged off during the first nine months of 2007 had previously been allocated a specific reserve.

Net charge-offs for the third quarter of 2007 were $(24) compared with $545 for the comparable period in 2006. Annualized net charge-offs for the period were 0.00% of average loans compared with 0.14% of average loans for same period in 2006. Net charge-offs for the nine months ended September 30, 2007 were $209 compared with $959 for the comparable period in 2006. Annualized net charge-offs for the period were 0.02% of average loans compared with 0.23% of average loans for same period in 2006.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision. See "Nonperforming Assets" and "Other Potential Problem Loans" for further information.

--------------------------------------------------------------------------------
                                       20.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Noninterest Income

The following table summarizes the Company's noninterest income:

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                               -----------------------------   -----------------------------
                                                                    2007            2006            2007            2006
                                                               -------------   -------------   -------------   -------------
Service charges                                                        1,725             476           5,063           1,411
Trust income                                                             243             202             704             620
Mortgage banking income                                                  399             240           1,282             767
Brokerage commissions and fees                                           416              87             646             260
Bank owned life insurance (BOLI)                                         252             153             740             430
Securities gains (losses), net                                             -               -             (33)            (88)
Gain (loss) on sale of Oreo                                              459               -           1,047               -
Other income                                                             873             323           2,366             925
                                                               -------------   -------------   -------------   -------------

   Total noninterest income from continuing operations         $       4,367   $       1,481   $      11,815   $       4,325
                                                               =============   =============   =============   =============

Noninterest income from continuing operations totaled $4,367 for the three months ended September 30, 2007, compared to $1,481 for the same period in 2006. Excluding $459 in net gain on sale of OREO properties from the third quarter of 2007 and $315 in gross fees generated from one U.S. Internal Revenue Code
Section 1031 exchange brokerage transaction, noninterest income increased $2,112 or 142.6% during the third quarter of 2007 as compared to the same period in 2006. The growth experienced was primarily the result of improvements in service charges on deposit accounts, NSF fees and revenue generated from the mortgage banking division as a result of the November 2006 merger.

Noninterest income from continuing operations totaled $11,815 for the nine months ended September 30, 2007, compared to $4,325 for the same time frame in 2006. Excluding all net gains on sale of assets and net securities losses for both periods, noninterest income increased $6,128 or 141.7%. The change was largely reflective of the same items discussed regarding the third quarter.

--------------------------------------------------------------------------------
                                       21.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Noninterest Expense

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                               -----------------------------   -----------------------------
                                                                    2007            2006           2007            2006
                                                               -------------   -------------   -------------   -------------
Salaries and employee benefits                                 $       3,891   $       2,630   $      14,183   $       8,035
Occupancy expense, net                                                 1,028             356           2,988           1,110
Furniture and equipment expense                                          616             515           1,938           1,508
Marketing                                                                325              88             738             294
Supplies and printing                                                    137              71             474             230
Telephone                                                                198             104             586             339
Amortization of intangible assets                                        562              11           1,774              71
Other expenses                                                         1,874             816           5,744           2,764
                                                               -------------   -------------  --------------  --------------

   Total noninterest expense from continuing operations        $       8,631   $       4,591   $      28,425   $      14,351
                                                               =============   =============  ==============  ==============

Noninterest expense from continuing operations totaled $8,631 for the three months ended September 30, 2007, compared to $4,591 for the same period in 2006. The increase was reported across all categories and predominantly due to higher costs associated with operating 21 additional branches resulting from the November 2006 merger. Also adversely impacting expense levels were core deposit amortization, accelerated depreciation expense for assets being phased out and restructuring related expenses. As compared to the second quarter 2007, noninterest expense levels declined 12.3% primarily due to completion of integration activities which reduced operating costs and full-time equivalent employees.

Noninterest expense for continuing operations totaled $28,425 for the nine months ended September 30, 2007, increasing by $14,074 or 98.1% from the same period in 2006. The change was largely reflective of the same items discussed regarding the third quarter.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 30, 2007 and 2006.

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                               -----------------------------   -----------------------------
                                                                    2007            2006           2007            2006
                                                               -------------   -------------   -------------   -------------
Income from continuing operations
   before income taxes                                         $       5,820   $       2,164   $      12,062   $       6,486
Applicable income taxes                                                1,982             658           3,819           1,983
Effective tax rates                                                     34.1%           30.4%           31.7%           30.6%

The Company recorded an income tax expense of $1,982 and $658 for the three months ended September 30, 2007 and 2006, respectively. Effective tax rates equaled 34.1% and 30.4% respectively, for such periods. The Company recorded income tax expense of $3,819 and $1,983 for the nine months ended September 30, 2007 and 2006, respectively. Effective tax rates equaled 31.7% and 30.6% respectively, for such periods.

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

--------------------------------------------------------------------------------
                                       22.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Financial Condition

      General

As of September 30, 2007, the following are the highlights of the balance sheet when compared to December 31, 2006:

      o Outstanding loans totaled $933,903 at September 30, 2007 compared to $836,944 at December 31, 2006, representing an increase of $96,959 or 11.6%. The loan growth was largely generated in the St. Louis market and concentrated in commercial real estate lending activity. The Company has no direct exposure to subprime mortgages.
      o Deposits totaled $1,063,805 at September 30, 2007 compared to $1,026,610 at December 31, 2006, representing an increase of $37,195 or 3.6%. The majority of the increase was concentrated in higher costing time and wholesale deposits representing a shift from lower costing non-maturing deposits.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

                                                                           2007                               2006
                                                         ---------------------------------------   -------------------------
                                                           Sep 30,       Jun 30,       Mar 31,       Dec 31,       Sep 30,
                                                         -----------   -----------   -----------   -----------   ----------
Nonaccrual loans                                         $     5,573   $     4,492   $     9,416   $    11,759   $     3,053
Loans 90 days past due and still accruing interest                 -             -             -             -           168
                                                         -----------   -----------   -----------   -----------   -----------
   Total nonperforming loans                                   5,573         4,492         9,416        11,759         3,221

Other real estate owned                                        4,620         6,568         4,262         2,136           859
                                                         -----------   -----------   -----------   -----------   -----------
Total nonperforming assets                               $    10,193   $    11,060   $    13,678   $    13,895   $     4,080
                                                         ===========   ===========   ===========   ===========   ===========

Nonperforming loans to total end of period loans                0.60%         0.49%         1.08%         1.40%         0.79%
Nonperforming assets to total end of period loans               1.09%         1.21%         1.57%         1.66%         1.00%
Nonperforming assets to total end of period assets              0.75%         0.81%         1.04%         1.08%         0.63%

The level of nonperforming loans at September 30, 2007 decreased 52.6% to $5,573 compared to $11,759 that was reported at December 31, 2006. The decrease in nonperforming loans from December 31, 2006 to September, 30, 2007 was largely related to the completion of work out plans previously in place. Some of the

--------------------------------------------------------------------------------
                                       23.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

work out plans for nonperforming real estate loans resulted in the Company obtaining ownership of the collateral securing the loans and are reflected in a $2,484 increase in other real estate owned.

The level of nonperforming loans to total end of period loans was 0.60% at September 30, 2007, as compared to 1.40% at December 31, 2006. The reserve coverage ratio (allowance to nonperforming loans) was reported at 194.72% as of September 30, 2007 as compared to 92.14% as of December 31, 2006.

      Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $963 at September 30, 2007 as compared to $3,785 at September 30, 2006 and $1,757 at December 31, 2006. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

      Allowance for Loan Losses

At September 30, 2007, the allowance for loan losses was $10,852 or 1.16% of total loans as compared to $10,835 or 1.29% at December 31, 2006. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net increase in cash and cash equivalents of $14,813 from December 31, 2006 to September 30, 2007.

During the first nine months of 2007, the Company experienced net cash inflows of $67,654 in financing activities primarily due to an increase in deposits and $10,795 in operating activities. In contrast, net cash outflows of $63,636 were used in investing activities largely due to the net growth in loans.

--------------------------------------------------------------------------------
                                       25.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2007.

                                                                     Payments Due by Period
                                              --------------------------------------------------------------------
                                                Within 1                                   After
                                                  Year      1 - 3 Years   4 - 5 Years     5 Years         Total
                                              -----------   -----------   -----------   -----------    -----------
Contractual Obligations

   Short-term debt                            $    11,454   $         -   $         -   $         -    $    11,454
   Long-term debt                                       -           514           343            86            943
   Certificates of deposit                        510,896       109,303         6,440         1,024        627,663
   Operating leases                                   410           849           893           447          2,599
   Severance payments                                 236             -             -             -            236
   Series B mandatory redeemable
      preferred stock                                   -           831             -             -            831
   Subordinated debentures                              -             -             -        20,620         20,620
   FHLB advances                                   62,400        10,200         3,000         5,124         80,724
                                              -----------   -----------   -----------   -----------    -----------

      Total contractual cash obligations      $   585,396   $   121,697   $    10,676   $    27,301    $   745,070
                                              ===========   ===========   ===========   ===========    ===========

                                                           Amount of Commitment Expiration Per Period
                                              --------------------------------------------------------------------
                                                Within 1                                   After
                                                  Year      1 - 3 Years   4 - 5 Years     5 Years         Total
                                              -----------   -----------   -----------   -----------    -----------
Off-Balance Sheet Financial Instruments

   Lines of credit                            $   117,046   $    56,797   $     7,160   $    14,773    $   195,776
   Standby letters of credit                        8,919           447             -            40          9,406
                                              -----------   -----------   -----------   -----------    -----------
      Total contractual cash obligations      $   125,965   $    57,244   $     7,160   $    14,813    $   205,182
                                              ===========   ===========   ===========   ===========    ===========

Capital Resources

      Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2007 was $120,234, an increase of $2,043 or 1.7%, from December 31, 2006. The increase in stockholders' equity was largely the result of the net income for the period partially offset by dividends paid to common stockholders and an increase in treasury stock related to repurchase activity. Average quarterly equity as a percentage of average quarterly assets was 8.83% at September 30, 2007, compared to 10.35% at December 31, 2006. Book value per common share equaled $19.12 at September 30, 2007 compared to $18.23 at December 31, 2006.

      Stock Repurchase

On November 13, 2006, the Board of Directors approved a stock repurchase plan whereby the Company may repurchase from time to time up to 5% or 370,000 of its outstanding shares of common stock in the open market or in private transactions over an 18 month period. Purchases are dependent upon market conditions and the availability of shares. The repurchase program enables the Company to optimize its use of capital relative to other investment alternatives and benefits both the Company and the shareholders by enhancing earnings per share and return on equity. During the third quarter of 2007, 104,794 shares were repurchased at a weighted cost of $19.84.

On July 24, 2007 the Centrue Financial Corporation Board of Directors approved an extension of the Company's existing stock repurchase program. Specifically, the board approved the repurchase of an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in

--------------------------------------------------------------------------------
                                       26.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the current stock repurchase program.

      Capital Measurements

The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.0% and 11.1%, respectively, at September 30, 2007. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                                   December 31,           Minimum          Well
                                                 Sep 30,    -------------------------     Capital      Capitalized
                                                  2007          2006          2005         Ratios         Ratios
                                              -----------   -----------   -----------   -----------    -----------
Tier 1 risk-based capital                     $   103,508   $    99,869   $    60,546
Tier 2 risk-based capital                          10,852        10,834         6,266
                                              -----------   -----------   -----------

   Total capital                              $   114,360   $   110,703   $    66,812
                                              ===========   ===========   ===========

Risk-weighted assets                          $ 1,034,134   $   927,043   $   501,342
                                              ===========   ===========   ===========

Capital ratios:
   Tier 1 risk-based capital                         10.0%         10.8%         12.1%          4.0%           6.0%
   Total risk-based capital                          11.1%         11.9%         13.3%          8.0%          10.0%
   Leverage ratio                                     7.8%          7.9%          9.0%          4.0%           5.0%

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

--------------------------------------------------------------------------------
                                       27.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2007 and December 31, 2006, respectively:

                         Change in Net Interest Income Over One Year Horizon
                      --------------------------------------------------------
                          September 30, 2007            December 31, 2006
                      --------------------------    --------------------------
                                Change                        Change
                      --------------------------    --------------------------
                           $              %              $              %
                      -----------    -----------    -----------    -----------
+  200 bp             $       518           1.26%   $     2,215           5.49%
+  100 bp                     376           0.92          1,157           2.87

   Base                         -              -              -              -

-  100 bp                  (1,585)         (3.86)        (1,529)         (3.79)
-  200 bp                  (4,042)         (9.84)        (4,345)        (10.77)
                      -----------    -----------    -----------    -----------

--------------------------------------------------------------------------------
                                       28.

CENTRUE FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

As shown above, the Company's model at September 30, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $518 or 1.26%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $4,042 or 9.84%.

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

--------------------------------------------------------------------------------
                                       29.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2007.

                                                                Total Number of
                                                              Shares Purchased as     Maximum Number of
                                                                Part of Publicly     Shares that May Yet
                      Total Number of    Average Price Paid    Announced Plans or    Be Purchased Under
Period                Shares Purchased       per Share              Programs        the Plans or Programs
-------------------   ----------------   ------------------   -------------------   ---------------------
07/01/07 -                           -                    -                     -                 754,954
07/31/07
08/01/07 -                      82,194               $19.81                82,194                 672,760
08/31/07
09/01/07 -                      22,600               $19.92                22,600                 650,160
09/30/07
Total (1)                      104,794               $19.84               104,794                 650,160

      (1) The Company repurchased 104,794 shares at an average price per share of $19.84 of our common stock during the quarter ended September 30, 2007 pursuant to the Company's current repurchase program. The current repurchase program approved on November 12, 2006 authorized us to repurchase 370,000 of the outstanding shares of our common stock. The expiration date of this program is May 13, 2008. On July 24, 2007 the Centrue Financial Corporation Board of Directors approved an extension of the Company's existing stock repurchase program. Specifically, the board approved the repurchase of an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the current stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the programs will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

Item 3. Defaults Upon Senior Securities

      None.

--------------------------------------------------------------------------------
                                       30.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

        Exhibits:

        3.1     Bylaws

        10.1 Employment agreement with Donald M. Davis, Market President - St. Louis Region

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

--------------------------------------------------------------------------------
                                       31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRUE FINANCIAL CORPORATION

Date: November 13, 2007               By: /s/ Thomas A. Daiber
                                          --------------------------------------
                                          Thomas A. Daiber
                                          President and Principal Executive
                                          Officer

Date: November 13, 2007               By: /s/ Kurt R. Stevenson
                                          --------------------------------------
                                          Kurt R. Stevenson
                                          Senior Executive Vice President and
                                          Principal Financial and Accounting
                                          Officer

--------------------------------------------------------------------------------
                                       32.