Form 10-K
period 2007-12-31
CENTRUE FINANCIAL CORP
filed 2008-03-14
CIK 1019650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission File Number: 0-28846

CENTRUE FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

122 West Madison Street, Ottawa, Illinois 61350
(Address of principal executive offices, including zip code)

(815) 431-2720
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Exchange Class	which Registered

Common Stock ($1.00 par value)	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes ☐  No ☑.

As of February 25, 2008, the Registrant had issued and outstanding 6,054,246 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007, the last business day of the Registrant’s most recently completed second quarter, was $109,668,167.*

*

Based on the last reported price of $20.05 of an actual transaction in the Registrant’s Common Stock on June 30, 2007, and reports of beneficial ownership filed by directors and executive officers of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used in this report, the terms “we,” “us,” “our,” “Centrue” and the “Company” mean Centrue Financial Corporation and its subsidiary, unless the context indicates another meaning, and the term “Common Stock” means our common stock, par value $1.00 per share.

CENTRUE FINANCIAL CORPORATION
Form 10-K Index

THIS PAGE INTENTIONALLY
LEFT BLANK

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Centrue Financial Corporation

Centrue Financial Corporation (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $1.4 billion at year-end 2007 and is headquartered in Ottawa, Illinois. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. As a result of this merger, the Company solidified its market share in the northern and central Illinois markets, expanded its customer base to enhance deposit fee income, marketed additional products and services to new customers and reduced operating costs through economies of scale.

The Company operates one wholly owned subsidiary: Centrue Bank (the “Bank”), employing 344 full-time equivalent employees at December 31, 2007. The Company has responsibility for the overall conduct, direction, and performance of its subsidiary. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2007, the Bank had $1.4 billion in total assets, $1.0 billion in total deposits, and 35 offices (33 full-service bank branches and 2 back-room sales support non-banking facilities) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central and Northern Illinois down to the metropolitan St. Louis area.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending; trust and asset management services; and other banking services tailored for consumer, commercial and industrial, and public or governmental customers.

Competition

The Company’s market area is highly competitive with numerous commercial banks, savings and loan associations and credit unions. In addition, financial institutions, based in surrounding communities and in the southern and western metro area of Chicago and the suburban metro area of St. Louis, actively compete for customers within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

1.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

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

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

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

The Company

General. The Company, as the sole stockholder of Centrue Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to Centrue Bank and to commit resources to support Centrue Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the DFPR under the Illinois Bank Holding Company Act, as amended.

2.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking .... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and the operation of mortgage banking and brokerage businesses. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In November, 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination.

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

3.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

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

Federal law also prohibits any person or company from acquiring “control” of a bank or bank holding company without prior notice to the appropriate federal bank regulator. “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or by the risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

4.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

As of December 31, 2007, the Company had regulatory capital as follows:

	Risk-Based	Leverage
	Capital Ratio	Capital Ratio

Company	10.2%	7.7%

The risk-based capital ratio and the leverage capital ratio were 2.2% and 3.7% respectively, in excess of the Federal Reserve’s minimum requirements. See Note 16 in the Notes in Consolidated Financial Statements for further information.

Dividends. The Company is organized under the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to Centrue Financial Corporation as a registered company under the Securities Exchange Act of 1934 and a NASDAQ-traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

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

5.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Sarbanes-Oxley section 404 requires significant oversight of a public company’s internal control over the financial statements. For accelerated filers, the rules require them to provide management’s report on internal control over financial reporting by December 31, 2007. The rule further requires an accelerated filer to have an external auditor’s attestation report on internal control over financial reporting as of December 31, 2007. The Company incurred approximately $272,000 in additional expenses to comply with the provisions of the Sarbanes-Oxley Act.

Centrue Bank

Centrue Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. Centrue Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, Centrue Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.

Deposit Insurance. As an FDIC-insured institution, Centrue Bank is required to pay deposit insurance premium assessments to the FDIC.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”) in 2006, the previously separate deposit insurance funds for banks and savings associations were merged into a single deposit insurance fund administered by the FDIC. Centrue Bank’s deposits are insured up to applicable limitations by that deposit insurance fund.

Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations that create a system of risk-based assessments. Under the new regulations, there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMEL composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 0.05% and 0.07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of 0.43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as Centrue Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

6.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

In 2006, the FDIC adopted a final rule allocating a one-time assessment credit among insured financial institutions. This credit may be used to offset deposit insurance assessments (not to include FICO assessments) beginning in 2007. The Company began taking advantage of this credit in 2007 and expects to realize benefit from this credit thru the second quarter of 2009.

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

FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2007, the FICO assessment rate for DIF members ranged between approximately 0.0114% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 2007, Centrue Bank paid FICO assessments totaling $121,829. For the first quarter of 2008, the rate established by the FDIC for the FICO assessment is 0.0114% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2007, Centrue Bank paid supervisory assessments to the DFPR totaling $194,836.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as Centrue Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see “—The Company—Capital Requirements”).

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

7.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

During the year ended December 31, 2007, Centrue Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2007, Centrue Bank had regulatory capital as follows:

	Risk-Based	Leverage
	Capital Ratio	Capital Ratio

Centrue Bank	11.0%	8.3%

The risk-based capital ratio and the leverage capital ratio are 3.0% and 4.3% in excess of the Federal Reserve’s minimum requirements. See Note 16 in the Notes in Consolidated Financial Statements for further information.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2007, Centrue Bank was considered well capitalized.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as Centrue Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed such bank’s calendar year-to-date net income plus such bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Centrue Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $5.03 million available to be paid as dividends to the Company as of December 31, 2007. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by Centrue Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

8.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

Insider Transactions. Centrue Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by Centrue Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from the banks with which Centrue Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Illinois banks, such as Centrue Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Additionally, Centrue Bank has authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Illinois law permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

9.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

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

The GLB Act also authorizes insured state banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated insured depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least “satisfactory” and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank’s holding company and its subsidiaries.

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:

•	for the first $9.3 million of net transaction accounts, there is no reserve;

•	for net transaction accounts totaling over $9.3 million and up to and including $43.9 million, a reserve of 3%; and

•	for net transaction accounts totaling in excess of $43.9 million, a reserve requirement of $1.038 million plus 10% against that portion of the total transaction accounts greater than $43.9 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. The effect of maintaining the required non-interest earning reserves is to reduce Centrue Bank’s interest earning assets.

Wealth Management Division

Centrue Bank, through its wealth management division, conducts a full service trust business in the State of Illinois, pursuant to a certificate of authority issued to the Commissioner under the Illinois Corporate Fiduciaries Act (the “Fiduciaries Act”). The wealth management division is subject to periodic examination by the DFPR and the DFPR has the authority to take action against it to enforce compliance with the laws applicable to its operations.

10.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2008 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2007, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

Thomas A. Daiber, 50, is the President & Chief Executive Officer of Centrue Financial Corporation and Centrue Bank. Mr. Daiber joined the former Centrue Financial in October of 2003 as its President and Chief Executive Officer. Mr. Daiber had previously served as Chairman, President and Chief Executive Officer of Aviston Financial Corporation and Chairman and Chief Executive Officer of the State Bank of Aviston from October 2002 to October 2003. Mr. Daiber served as Allegiant Bancorp, Inc.’s Chief Financial Officer from May of 1999 until March of 2003.

Kurt R. Stevenson, 41, is the Senior Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and Centrue Bank and has held that role since 2003. Prior to that, Mr. Stevenson served as the Company’s Vice President and Chief Financial Officer since June 2000. Mr. Stevenson also acted as the interim President immediately prior to the 2006 merger and as the interim Chief Operating Officer in 2007.

Everett J. Solon, 54, is a Market President (currently responsible for the Company’s Streator, Dwight, Ottawa and Peru locations), a position held since 2003. In 2007, he also acted as the Company’s Head of Mortgage Banking. Before consolidating into one bank charter in 2003, Mr. Solon had served as the President and Chief Executive Officer of UnionBank since 1994.

Donald M. Davis, 47, is a Market President (currently responsible for the Company’s St. Louis market area), a position held since he joined the former Centrue Bank in 2006. He had previously worked for National City Bank as its Senior Vice President of Commercial Real Estate since 2005. Mr. Davis worked for Allegiant Bancorp, Inc. from 1997 to 2005 as its Senior Vice President/Commercial Business Development Officer.

Steven E. Flahaven, 52, is the Company’s Executive Vice President & Head of Commercial Banking, a position held since 2006. Beginning in 2004, he acted as the Senior Vice President and Senior Commercial Loan Officer. Mr. Flahaven joined UnionBank in 2002 as its Vice President and Senior Lender.

Ricky R. Parks, 42, is the Market President for the Company’s Fairview Heights, Aviston, Belleville, Effingham and St. Rose locations. Mr. Parks joined the former Centrue Bank in January of 2004 as a Senior Vice President and Senior Lender and in October of 2004 was named its Regional Bank President. Prior to joining Centrue, Mr. Parks worked for Union Planters Bank from September of 1991 until January of 2004 in the Metro-East St. Louis market and held the position of Senior Vice President & Commercial Team Leader prior to his departure.

Robert L. Davidson, 62, was promoted to Executive Vice President, Chief Investment Officer and ALCO Manager in January of 2006. He had previously served as the Company’s Senior Vice President, Chief Investment Officer and ALCO Manager since 2001. Mr. Davidson became employed with UnionBancorp in 1995 as the Investment Officer as a result of the acquisition of Prairie Bancorp and previously worked for Van Kampen Merritt Investment Advisory, Inc.

11.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

Roger D. Dotson, 60, is the Company’s Executive Vice President, a position held since late 2007. He had previously served as the Company’s Head of Retail Banking. Mr. Dotson joined the former Centrue Bank as their Regional President in 2005. Prior to joining the Company, Mr. Dotson served as the President & CEO of Illinois Community Bank located in Effingham, Illinois.

Heather M. Hammitt, 33, is the Company’s Executive Vice President & Head of Human Resources & Corporate Communication. Ms. Hammitt joined UnionBancorp in March of 1998 and has served in various positions of management in human resources department during that time.

Kenneth A. Jones, 44, is the Company’s Executive Vice President & Chief Credit Officer. Mr. Jones joined UnionBank in October 2000 and prior to his current position he served in the role of Commercial Collector.

Diane F. Leto, 46, is the Company’s Executive Vice President & Head of Operations. She has been with the Company since June of 2004. Prior to joining the Company Ms. Leto was the Senior Vice President of Operations for Castle Bank located in Dekalb, Illinois.

Michael A. O’Gorman, 41, is the Market President for the Company’s Kankakee region. Mr. O’Gorman joined the former Centrue Bank in January of 2004 as the President of Centrue North. Prior to joining Centrue, Mr. O’Gorman worked for National City Bank in Kankakee as a Community Bank President.

Available Information

Our Internet address is www.centrue.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risk and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. See also, “Special Note Regarding Forward-Looking Statements.”

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

12.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

References to “we,” “us,” and “our” in this section refer to the Company and its subsidiary, unless otherwise specified or unless the context otherwise requires.

Risks Related to the Company’s Business

We are subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Also, the Company’s interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on the Company’s balance sheet. See Part II sections “Net Interest Income” and “Interest Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the Company’s management of interest rate risk.

We are subject to lending risk.

As of December 31, 2007 approximately 76.8% of the Company’s loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company’s loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.

We are subject to economic conditions of our geographic market.

The Company’s success depends to a large degree on the general economic conditions of the geographic markets served by the Bank in the States of Illinois and Missouri and, to a lesser extent, contiguous states.

13.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

The local economic conditions on these areas have a significant impact on the generation of the Bank’s commercial, real estate commercial, and real estate construction loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the counties in which we operate could also negatively impact the financial results of the Company’s operations and have a negative effect on its profitability. For example, these factors could lead to reduced interest income and an increase in the provision for loan losses.

A portion of the loans in the Company’s portfolio is secured by real estate. Most of these loans are secured by properties located in the north central, north west, east central, south central and St. Louis’s suburban east counties of Illinois, as well as, the St. Louis metro area of Missouri. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, supply and demand for properties and governmental rules or policies.

Our allowance for loan losses may be insufficient.

Managing the Company’s allowance for loan losses is based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although the Company believes that the allowance for loan losses is adequate, there can be no assurance that such allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the allowance for loan losses would result in a material decrease in the Company’s net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

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

Acquiring or merging with other banks, businesses, and acquiring branches involves potential adverse impact to the Company’s financial results and various other risks commonly associated with mergers and acquisitions, including, among other things:

•	Difficulty in estimating the value of the target company

•	Payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term

•	Potential exposure to unknown or contingent liabilities of the target company

14.

CENTRUE FINANCIAL CORPORATION SECURITIES AND EXCHANGE COMMISSION FORM 10-K

•	Exposure to potential asset quality issues of the target company

•	There may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts

•	Difficulty and expense of integrating the operations and personnel of the target company

•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits

•	Potential disruption to the Company’s business

•	Potential diversion of the Company’s management’s time and attention

•	The possible loss of key employees and customers of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

Details of the Company’s recent acquisition activity are presented in Note 2, “Business Acquisitions and Divestitures,” of the notes to consolidated financial statements within Part II, Item 8.

Our information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated With The Company’s Industry

We operate in a highly regulated industry.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, the IDFPR and the SEC. The Company’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

We operate in an industry that is significantly affected by general business and economic conditions.

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U. S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for the Company’s products and services among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

15.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2007, the Company operated 35 offices (32 full-service bank branches and 2 back-room sales support nonbanking facilities in Illinois and 1 full-service bank branch in Missouri). The principal offices of the Company are located in Ottawa, Illinois. All of the Company’s offices are owned by Centrue Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois, one in St. Clair County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE	MARKETS SERVED	PROPERTY/TYPE LOCATION

The Company		Administrative Office: Ottawa, IL

Centrue Bank	Bureau, Champaign, Clinton, DeKalb, Effingham, Grundy, Iroquois, Jo Daviess, Kane, Kankakee, Kendall, LaSalle, Livingston, St. Clair, Whiteside and Will Counties in Illinois	Main Office: Streator, IL Thirty-three banking offices and two non-banking offices located in markets served.

	St. Louis County in Missouri	.

In addition to the banking locations listed above, Centrue Bank owns thirty-three automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2007, the properties and equipment of the Company had an aggregate net book value of approximately $35.6 million.

Item 3.	Legal Proceedings

Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company’s consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

16.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was held by approximately 1,080 stockholders of record as of February 25, 2008, and is traded on The NASDAQ Stock Market under the symbol “TRUE.” The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales
			Cash
	High	Low	Dividends

2007
First Quarter	$19.93	$18.99	$0.12
Second Quarter	20.55	18.50	0.13
Third Quarter	20.31	18.95	0.13
Fourth Quarter	24.90	19.19	0.13

2006
First Quarter	$21.48	$20.12	$0.11
Second Quarter	21.12	19.44	0.12
Third Quarter	20.17	17.44	0.12
Fourth Quarter	20.00	18.30	0.12

The holders of the Common Stock are entitled to receive dividends as declared by the board of directors of the Company, which considers payment of dividends quarterly. Upon the consummation of the acquisition of Prairie in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from Centrue Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. Centrue Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and Centrue Bank, as well as the general economic conditions and other relevant factors affecting the Company and its subsidiaries. In 1996, the Company entered into a new loan agreement in connection with the acquisition of Prairie and Country, replacing the Company’s prior loan agreement. The loan agreement contains no direct prohibitions against the payment by the Company of dividends, but indirectly restricts such dividends through the required maintenance of minimum capital ratios. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie’s preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears.

17.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the NASDAQ Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2003 and ending on December 31, 2007. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.

COMPARISON OF CUMULATIVE TOTAL RETURN
(ASSUMES $100 INVESTED ON JANUARY 1, 2003)

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Centrue Financial Corporation	$100.00	$146.48	$145.17	$148.49	$138.95	$164.79
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Midwest Bank	100.00	128.00	144.44	139.18	160.87	125.39

18.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The following table provides information about purchases of the Company’s common stock by the Company during the fourth quarter 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/07 –10/31/07	6,000	$19.95	6,000	644,160

11/01/07 –11/30/07	170,462	21.33	170,462	473,698

12/01/07 –12/31/07	20,120	22.34	20,120	453,578

Total (1)	196,582	$21.39	196,582	453,578

(1)

The Company repurchased 196,582 shares of stock during the quarter ended December 31, 2007 at an average price of $21.39. The 2006 repurchase program approved on November 13, 2006 provided for the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company’s currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the programs will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

19.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 6.	Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2007:

	2007	2006	2005	2004	2003

Statement of Income Data
Interest income	$83,576	$43,858	$34,697	$34,898	$41,075
Interest expense	44,735	21,351	13,704	13,231	15,946

Net interest income	38,841	22,507	20,993	21,667	25,129
Provision for loan losses	675	(1,275)	250	1,924	8,236

Net interest income after provision for loan losses	38,166	23,782	20,743	19,743	16,893
Noninterest income	15,665	6,688	6,298	12,378	11,971
Noninterest expense	37,333	22,723	21,343	24,860	26,306

Income before income taxes	16,498	7,747	5,698	7,261	2,558
Provision (benefit) for income taxes	5,175	2,145	1,319	2,173	67

Income from continuing operations (after taxes)	11,323	5,602	4,379	5,088	2,491
Loss on discontinued operations	—	(415)	(206)	(285)	(361)

Net income	$11,323	$5,187	$4,173	$4,803	$2,130
Preferred stock dividends	207	207	207	207	193

Net income for common stockholders	$11,116	$4,980	$3,966	$4,596	$1,937

Per Share Data
Basic earnings per common shares from continuing operations	$1.75	$1.31	$1.06	$1.21	$0.57
Basic earnings per common share	1.75	1.21	1.01	1.14	0.48
Diluted earnings per common share from continuing operations	1.74	1.30	1.04	1.19	0.56
Diluted earnings per common share	1.74	1.20	0.99	1.12	0.48
Dividends per common stock	0.51	0.48	0.44	0.40	0.35
Dividend payout ratio for common stock	29.17%	27.05%	43.39%	35.10%	74.39%
Book value per common stock	$19.50	$18.23	$17.23	$17.30	$16.77
Basic weighted average common shares outstanding	6,341,693	4,119,235	3,943,741	4,033,608	3,997,464
Diluted weighted average common shares outstanding	6,380,016	4,163,836	4,002,908	4,109,999	4,069,220
Period-end common shares outstanding	6,071,546	6,455,068	3,806,876	4,032,144	4,026,850

Balance Sheet Data
Securities	$249,331	$298,692	$196,440	$191,661	$252,248
Loans	957,285	836,944	417,525	419,275	476,812
Allowance for loan losses	10,755	10,835	8,362	9,732	9,011
Total assets	1,364,999	1,283,025	676,222	669,546	793,422
Total deposits	1,033,022	1,026,610	543,841	512,477	638,032
Stockholders’ equity	118,876	118,191	66,075	70,247	68,047

Earnings Performance Data
Return on average total assets	0.85%	0.69%	0.63%	0.65%	0.28%
Return on average stockholders’ equity	9.53	6.69	6.06	7.06	3.16
Net interest margin ratio	3.35	3.41	3.56	3.34	3.65
Efficiency ratio	66.67	76.81	77.78	82.90	72.25

Asset Quality Ratios
Nonperforming assets to total end of period assets	0.51%	1.08%	0.62%	0.69%	1.10%
Nonperforming loans to total end of period loans	0.43	1.40	0.96	1.00	1.78
Net loan charge-offs to total average loans	0.08	0.22	0.39	0.23	1.18
Allowance for loan losses to total loans	1.12	1.29	2.00	2.32	1.89
Allowance for loan losses to nonperforming loans	262.96	92.14	208.84	231.60	106.30

Capital Ratios
Average equity to average assets	8.90%	10.35%	10.39%	9.27%	8.87%
Total capital to risk adjusted assets	10.23	11.94	13.33	14.30	12.15
Tier 1 leverage ratio	7.69	7.90	9.03	9.54	7.60

(1)

Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

20.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s results of operations and financial condition of Centrue Financial Corporation for the three years ended December 31, 2007. Management’s discussion and analysis (MD&A) should be read in conjunction with “Selected Consolidated Financial Data,” the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information is in thousands (000’s), except per share data.

21.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “planned” or “potential” or similar expressions.

The Company’s ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market areas; the Company’s implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies and Estimates

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2007 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. The policy is important to the presentation of our financial condition and results of operations, and it involves a higher decree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

22.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The allowance for loan losses is based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” and FASB Statements Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the allowance for loan losses consists of three components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category; and (iii) subjective reserves based on general economic conditions as well as specific economic factors in markets in which the Company operates.

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differs from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

Goodwill: Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset of the Company. As per Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, an annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted as of December 31 of each year or more frequently if conditions warrant. Per the December 31, 2007 analysis, no impairment was identified as a result of these tests. In making these impairment analyses, management must make subjective assumptions regarding the fair value of the Company’s assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment changes to adjust the goodwill to its estimated fair value.

Deferred Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

23.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

General

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. The Company provides a full range of products and services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis, and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the “Bank”) are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Merger, Acquisition and Divestiture Activity

          Completed Transactions

On June 15, 2007, in order to integrate operations and streamline its retail distribution channel, the Company consolidated its Dwight In-Store and Coal City In-Store Illinois branches into nearby main bank locations.

On August 31, 2007, in order to integrate operations and streamline its retail distribution channel, the Company closed its Urbana, Illinois branch location. Customers of this location will continue to be served by our nearby Champaign branch location.

          Announced Transactions

On October 24, 2007, the Company entered into an agreement to sell its Hanover & Elizabeth, Illinois branches to Apple River State Bank headquartered in Apple River, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Apple River to assume approximately $25,300 in deposits and $12,700 in loans. The transaction is expected to be completed late in the first quarter of 2008.

On December 28, 2007, the Company entered into an agreement to sell its Manlius & Tampico, Illinois branches to Peoples National Bank headquartered in Kewanee, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Peoples National to assume approximately $31,300 in deposits and $25,900 in loans. The transaction is expected to be completed late in the second quarter of 2008.

24.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

Results of Operations

     Net Income

          2007 compared to 2006. Net income equaled $11,323 or $1.74 per diluted share for the year ended December 31, 2007 as compared to net income of $5,187 or $1.20 per diluted share for the year ended December 31, 2006. Net income for continuing operations equaled $11,323 or $1.74 per diluted share as compared to net income of $5,602 or $1.30 per diluted share. This represents a 118.3% increase in net income and a 45.0% increase in diluted per share earnings in the current fiscal year over fiscal 2006.

The Company’s annual results for continuing operations improved in 2007 versus 2006 due to volume related increases in net interest income and other fee based revenue largely related to a full year’s operating results from the Centrue merger and organic loan growth generated in the St. Louis market. These improvements were partially offset by increases in noninterest expenses associated with operating twenty-one additional branches resulting from the merger and an increased provision for loan losses.

Return on average assets was 0.85% for the year ended December 31, 2007 compared to 0.69% for the same period in 2006. Return on average stockholders’ equity was 9.53% for the year ended December 31, 2007 compared to 6.69% for the same period in 2006.

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

Net income for continuing operations equaled $5,602 or $1.30 per diluted share as compared to net income of $4,379 or $1.04 per diluted share. This represents a 27.9% increase in net income and a 25.0% increase in diluted per share earnings in the current fiscal year over fiscal 2005.

The Company’s annual results for continuing operations were higher in 2006 versus 2005 due primarily to several key issues. First, due to general improvement in asset quality, the Company decreased the provision for loan losses. Second, volume related increases in net interest income and other fee based revenue largely related to operating results from the Centrue merger being recorded for the last 49 days of the year. Finally, salaries and benefit costs were lower due to a reduction in work force implemented in the fourth quarter of 2005. These were partially offset by increases in occupancy, furniture and equipment expenses related to operations for the last 49 days from the Centrue merger. In addition, performance for the full year of 2006 was negatively impacted by integration and related costs recorded in the fourth quarter specific to the Centrue merger.

Return on average assets was 0.69% for the year ended December 31, 2006 compared to 0.63% for the same period in 2005. Return on average stockholders’ equity was 6.69% for the year ended December 31, 2006 compared to 6.06% for the same period in 2005.

25.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

     Net Interest Income/ Margin

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and rates earned and paid, respectively, on those assets and liabilities. The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Net interest margin measures how efficiently the Company uses its earning assets and underlying capital. The Company’s long-term objective is to manage those assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt securities and loans.

          2007 compared to 2006. Net interest income, on a tax equivalent basis, was $39,958 for the year ended December 31, 2007, compared with $23,099 earned during the same period in 2006. This represented an increase of $16,859 or 72.9%. The improvement in net interest income was largely related to an increase in earning assets due to the addition of the former Centrue’s loan and investment portfolios for a full year in 2007 and organic loan growth generated primarily in the St. Louis market. This was offset by increases in deposit balances and a shift in the mix of funding liabilities from lower costing non-interest bearing deposits to higher costing time deposits.

The $40,238 increase in interest income resulted from improvements of $37,453 related to volume and $2,785 due to rates. The majority of the change in interest income was related to a $437,690 improvement in average loans largely related to the 2006 merger and organic loan growth generated from the St. Louis market. Also, contributing were yield increases of 42 basis points in the loan portfolio and 29 basis points in the security portfolio.

The $23,379 increase in interest expense resulted from increases of $20,381 due to volume and $2,998 associated with rate. The majority of the change was attributable to a $487,557 increase in average interest-bearing liabilities related to the 2006 merger and 69 basis point increase in rates paid on total time deposits.

The net interest margin decreased 6 basis points to 3.35% for the year ended December 31, 2007 from 3.41% during the same period in 2006. Adversely impacting margin levels was a funding shift into higher costing time and wholesale deposits away from lower costing non-maturing deposits. The changes in deposit composition, as well as a generally higher cost of funds during the year, put pressure on the margin. Due largely to continued competition in pricing loans and deposits, and the recent economic downturn, the margin will likely remain under pressure throughout 2008.

          2006 compared to 2005. Net interest income, on a tax equivalent basis, was $23,099 for the year ended December 31, 2006, compared with $21,587 earned during the same period in 2005. This represented an increase of $1,512 or 7.0%. The increase in net interest income is attributable to the year-over-year improvement in income earned on interest earning assets totaling $9,156 exceeding the year-over-year increase of interest expense paid on interest bearing liabilities totaling $7,644.

The $9,156 increase in interest income resulted from improvements of $4,066 related to volume and $5,090 due to rates. The majority of the change in interest income was related to yield increases of 63 basis points in the loan portfolio and 89 basis points in the security portfolio. Also, contributing was the $71,445 improvement in earning-assets largely related to the merger with Centrue in the fourth quarter.

26.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The $7,644 increase in interest expense resulted from increases of $5,535 associated with rate and $2,109 due to volume. The majority of the change was attributable to a 118 basis point increase in rates paid on total time deposits due to repricing of short-term instruments in a higher interest rate environment. Also contributing to the increase was higher expense caused by the addition of interest-bearing liabilities largely related to the merger with Centrue in the fourth quarter.

The net interest margin decreased 15 basis points to 3.41% for the year ended December 31, 2006 from 3.56% during the same period in 2005. The decrease resulted primarily from the result of an inverted yield curve and competitive pressures in pricing loans and deposits.

27.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME

	For the Years Ended December 31,

		2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS

Interest-earning assets
Interest-earning deposits	$2,362	$33	1.40%	$736	$16	2.18%	$147	$7	4.65%
Securities
Taxable	237,078	12,473	5.26	183,443	8,785	4.79	169,468	6,331	3.73
Non-taxable	40,950	2,248	5.49	21,711	1,478	6.81	21,076	1,504	7.14

Total securities (tax equivalent)	278,028	14,721	5.29	205,154	10,263	5.00	190,544	7,835	4.11

Federal funds sold	10,811	545	5.04	6,846	364	5.31	3,785	115	3.23

Loans
Commercial	180,714	14,962	8.28	121,435	8,957	7.38	117,571	8,131	6.92
Real estate	708,734	53,480	7.55	334,119	23,529	7.03	277,267	17,640	6.36
Installment and other	13,210	952	7.21	9,414	1,326	14.08	16,945	1,571	9.27

Gross loans (tax equivalent)	902,658	69,394	7.69	464,968	33,812	7.27	411,783	27,342	6.64

Total interest-earnings assets	1,193,859	84,693	7.09	677,704	44,455	6.56	606,259	35,299	5.82

Noninterest-earning assets
Cash and cash equivalents	31,692			18,818			18,874
Premises and equipment, net	35,747			16,618			13,782
Other assets	73,579			36,074			24,138

Total non-interest-earning assets	141,018			71,510			56,794

Total assets	$1,334,877			$749,214			$663,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	$105,417	$1,740	1.65%	$74,328	$1,313	1.77%	$72,722	$915	1.26%
Money market accounts	126,614	4,861	3.84	62,778	1,876	2.99	59,160	1,080	1.83
Savings deposits	96,838	655	0.68	45,343	315	0.69	42,122	212	0.50
Time $100,000 and over	226,605	12,010	5.30	209,030	9,093	4.35	148,238	4,522	3.05
Other time deposits	387,530	18,294	4.72	137,470	5,608	4.14	136,745	4,181	3.06
Federal funds purchased and repurchase agreements	43,859	1,881	4.29	9,947	407	4.09	6,243	197	3.16
Advances from FHLB	64,964	2,834	4.36	46,499	1,823	3.92	54,571	2,128	3.91
Notes payable	32,428	2,460	7.59	11,303	921	8.15	9,176	477	5.20

Total interest-bearing liabilities	1,084,255	44,735	4.13	596,698	21,356	3.58	528,977	13,712	2.59

Noninterest-bearing liabilities
Noninterest-bearing deposits	120,355			68,650			61,040
Other liabilities	11,459			6,355			4,133

Total noninterest-bearing liabilities	131,814			75,005			65,173

Stockholders’ equity	118,808			77,511			68,903

Total liabilities and stockholders’ equity	$1,334,877			$749,214			$663,053

Net interest income (tax equivalent)		$39,958			$23,099			$21,587

Net interest income (tax equivalent) to total earning assets			3.35%			3.41%			3.56%

Interest-bearing liabilities to earning assets	90.82%			88.05%			87.25%

(1)	Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances.

(4)	Overdraft loans are excluded in the average balances.

28.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as “rate change.” The following table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME

	For the Years Ended December 31,

	2007 Compared to 2006			2006 Compared to 2005

	Change Due to			Change Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest-income:
Interest-earning deposits	$23	$(6)	$17	$14	$(5)	$9
Investment securities:
Taxable	2,822	866	3,688	552	1,902	2,454
Non-taxable	1,056	(286)	770	83	(109)	(26)
Federal funds sold	200	(19)	181	139	110	249
Loans	33,352	2,230	35,582	3,278	3,192	6,470

Total interest income	37,453	2,785	40,238	4,066	5,090	9,156

Interest expense:
NOW accounts	513	(86)	427	21	377	398
Money market accounts	2,451	534	2,985	70	726	796
Savings deposits	348	(8)	340	17	86	103
Time, $100,000 and over	8,554	1,553	10,107	2,022	2,322	4,344
Other time deposits	4,652	844	5,496	21	1,633	1,654
Federal funds purchased and repurchase agreements	1,454	20	1,474	140	70	210
Advances from FHLB	806	205	1,011	(311)	6	(305)
Notes payable	1,603	(64)	1,539	129	315	444

Total interest expense	20,381	2,998	23,379	2,109	5,535	7,644

Net interest income	$17,072	$(213)	$16,859	$1,957	$(445)	$1,512

Provision for Loan Losses. The amount of the provision for loan losses is based on management’s evaluations of the loan portfolio, with particular attention directed toward nonperforming, impaired and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of the independent asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guarantees, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

29.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

          2007 compared to 2006. The 2007 provision for loan losses charged to operating expense totaled $675, an increase of $1,950 in comparison to recording a negative provision of ($1,275) in the 2006 period. The increase in the provision was the result of identifying and addressing problem credits and the recent deteriorating economic conditions in a timely fashion. Results for 2006 included negative provisions largely due to the pay-off of one $4,400 loan relationship that was classified as impaired in late 2005 with a specific reserve allocation of $1,500. The following factors also impacted 2007 provision levels:

•	decrease in nonperforming and action list loans since year-end;

•	decrease in the level of past due loans;

•	higher than anticipated recoveries; and

•	many loans that were charged off during 2007 had previously been allocated a specific reserve.

Net charge-offs for the year ended December 31, 2007 were $755 compared with $1,019 in the same period of 2006. Annualized net charge-offs decreased to 0.09% of average loans for 2007 compared to 0.22% in the same period in 2006.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

          2006 compared to 2005. The 2006 provision for loan losses charged to operating expense totaled ($1,275), a decrease of $1,525 in comparison to the $250 recorded during the same period for 2005. The decrease in the provision for loan losses was largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end 2005 with a specific reserve allocation of $1,500. Also contributing to management’s decision to make the reverse provision were continued improvements in the quality of the loan portfolio, and favorable loan loss experience. Furthermore, this was positively impacted by loan resolutions, either through charge-off of nonbankable assets or through successful workout strategies that were executed throughout 2006. Net charge-offs for the year ended December 31, 2006 were $1,019 compared with $1,620 in the same period of 2005. Annualized net charge-offs decreased to 0.22% of average loans for 2006 compared to 0.39% in the same period in 2005.

Management remains watchful of credit quality issues. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision.

30.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

Noninterest Income. Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

NONINTEREST INCOME
(Dollars in Thousands)

	Years Ended December 31,
	2007	2006	2005

Service charges	$6,789	$2,473	$1,996
Trust income	942	858	811
Mortgage banking income	1,743	1,113	1,350
Brokerage commissions and fees	795	326	513
Bank owned life insurance	991	628	545
Securities losses	(29)	(104)	(79)
Gain on sale of assets	1,107	(14)	4
Other income	3,327	1,408	1,158

Total noninterest income from continuing operations	$15,665	$6,688	$6,298

Amounts reclassed to discontinued operations	—	—	1,304

Previously reported noninterest income levels	$15,665	$6,688	$7,602

          2007 compared to 2006. Noninterest income from continuing operations totaled $15,665 for the year ended December 31, 2007, as compared to $6,688 for the same period in 2006. This represented an increase of $8,977 or 134.2% in 2007 over the prior period. Excluding net securities losses and the gains on sale of other assets, noninterest income shows a year-over-year increase of $7,781 or 114.3%.

The growth was primarily the result of improvements in service charges and NSF fees on deposit accounts, electronic banking services (included in “other income”), and revenue generated from the mortgage banking division as a result of a full year’s activity from the November 2006 merger. Also contributing to the increase were gains on sale of properties held in other real estate (included in the category “gain on sale of assets”), increased revenue generated from the brokerage product line, and income earned on accrued interest related to a federal tax refund.

          2006 compared to 2005. Noninterest income for continuing operations totaled $6,688 for the year ended December 31, 2006, as compared to $6,298 for the same timeframe in 2005. This represented an increase of $390 or 6.2% in 2006 over the prior period. Excluding net securities losses and the gains on sale of other assets, noninterest income shows a year-over-year increase of $433 or 6.8%. The increase reflected higher service charges and fees received on items drawn on customer accounts with insufficient funds (included in “service charges”), and variable-related improvement in electronic banking card-based fees. Also contributing to the change was the recognition of revenue generated from the Centrue merger for 49 days.

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

31.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

          Noninterest Expense. Noninterest expense for continuing operations is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

NONINTEREST EXPENSE
(Dollars in Thousands)

	Years Ended December 31,
	2007	2006	2005

Salaries and employee benefits	$17,635	$12,181	$12,546
Occupancy expense, net	4,043	1,714	1,488
Furniture and equipment expenses	2,621	2,276	1,852
Marketing	1,035	697	491
Supplies and printing	653	421	343
Telephone	834	490	425
Data processing	1,650	788	490
Amortization of intangible assets	2,308	416	120
Other expense	6,554	3,740	3,588

Total noninterest expense for continuing operations	$37,333	$22,723	$21,343

Amounts reclassed to discontinued operations	—	—	1,622

Previously reported noninterest expense levels	$37,333	$22,723	$22,965

          2007 compared to 2006. Noninterest expense for continuing operations totaled $37,333 for the year ended December 31, 2007, as compared to $22,723 for the same period in 2006. This represented an increase of $14,610 or 64.3% in 2007 from 2006.

The increase was experienced in all categories and primarily due to higher costs associated with operating twenty-one additional branches for a full year’s activity from the November 2006 merger. Also contributing were increases in professional fees related to Sarbanes-Oxley compliance, core deposit amortization, accelerated depreciation expense for assets being phased out, and valuation adjustments taken on properties held in other real estate taken in light of recent economic downturns. Offsetting these increases were cost savings related to the completion of integration activities which reduced operating costs and fifty-four full-time equivalent employees.

          2006 compared to 2005. Noninterest expense for continuing operations totaled $22,723 for the year ended December 31, 2006, as compared to $21,343 for the same timeframe in 2005. This represented an increase of $1,380 or 6.5% in 2006 from 2005.

Adversely impacting expense levels was approximately $767 in acquisition and integration costs related to accelerated share-based compensation, employee bonus and severance payments, contract termination costs, marketing related advertising and promotional items, and accelerated depreciation expense for assets being phased out. Also contributing to the increase were costs associated with the operation of twenty-one additional branches resulting from the Centrue merger. These increased costs were offset by $1,608 in savings from salaries and employee benefits expense related to a reduction in work force plan implemented during the fourth quarter of 2005 intended to realign expense levels with revenue levels. The remaining categories remained relatively stable with only slight year-over-year changes.

32.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

          Applicable Income Taxes. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

	Years Ended December 31,
	2007	2006	2005

Income from continuing operations before income taxes	$16,498	$7,747	$5,698
Applicable income taxes	5,175	2,145	1,319
Effective tax rates	31.4%	27.7%	23.2%

The Company recorded income tax expense of $5,175 and $2,145 for 2007 and 2006, respectively. Effective tax rates equaled 31.4% and 27.7% respectively, for such periods. During the second quarter of 2005, the Company recorded a $251 reduction in state income taxes due to the receipt of a tax refund related to amended tax returns outstanding from prior years. Excluding this refund, the effective tax rate for 2005 would have been 27.0%.

The Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from state tax. Second, the level of tax-exempt income has decreased as a percentage of taxable income. Finally, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax.

          Preferred Stock Dividends. The Company paid $207 of preferred stock dividends in 2007, 2006 and 2005.

Earnings Review by Business Segment

The Company’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Retail, Commercial, Treasury and Wealth Management. See Note 21 of the Notes to Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a stand alone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial, Treasury, and Wealth Management Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to U.S. generally accepted accounting principles, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines and changes in management structure.

33.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

          Retail Segment. The Retail Segment (Retail) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include direct and indirect lending, checking, savings, money market and CD accounts, safe deposit rental, ATM’s and other traditional and electronic banking services.

          Retail represented 14.7% of total segment net income in 2007, 14.0% in 2006 and 2.9% in 2005. Retail assets were $306,156 at December 31, 2007 and represented 22.4% of total consolidated assets. This compared to $240,872 at December 31, 2006 and $99,916 at December 31, 2005.

          The growth from 2006 to 2007 was primarily the result of operating twenty-one additional branches for a full year’s activity from the November 2006 merger. This increased the net interest income, other revenue and other expense categories.

          Commercial Segment. The Commercial Segment (Commercial) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

          Commercial represented 91.1% of total segment net income in 2007, 114.5% in 2006 and 95.9% in 2005. Commercial assets were $741,861 at December 31, 2007 and represented 54.3% of total consolidated assets. This compared to $686,495 at December 31, 2006 and $330,240 at December 31, 2005.

          The growth from 2006 to 2007 was primarily the result of the increase in earning asset portfolio due to the addition of the former Centrue’s loan portfolio for a full year and organic growth generated primarily in the St. Louis market. The increase in the provision was the result of identifying and addressing problem credits and the recent deteriorating economic conditions in a timely fashion. Results for 2006 included negative provisions largely due to the pay-off of one $4,400 loan relationship that was classified as impaired in late 2005 with a specific reserve allocation of $1,500.

          Treasury Segment. The Treasury Segment (Treasury) is the area of the bank responsible for managing the investment portfolio and acquiring funding for loan activity. In 2007, the reduction in the investment portfolio was caused by the selling of investments and using the proceeds to fund the loan growth experienced in the Commercial Segment. Net interest income grew as a result of having the combined investment portfolio for a full year after the merge in November 2006.

          Treasury represented (13.0%) of total segment net income in 2007, (1.2%) in 2006 and (2.3%) in 2005. Treasury assets were $268,484 at December 31, 2007 representing 19.7% of total consolidated assets. This compared to $328,841 at December 31, 2006 and $216,355 at December 31, 2005.

          Wealth Management Segment. The Wealth Management Segment (Wealth) provides trust services, estate administration, financial planning, employee benefit plan administration, asset management, and brokerage transaction services.

34.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

          Wealth represented 1.6% of total segment net income in 2007, (10.3%) in 2006 and (15.3%) in 2005. Wealth assets were $1,289 at December 31, 2007 and represented 0.1% of total consolidated assets. This compared to $1,330 at December 31, 2006 and $3,723 at December 31, 2005.

          The improvement in earnings from 2006 to 2007 was the result of the sale of the Insurance business unit in late 2006. See Note 22 in the Notes to Consolidated Financial Statements for additional details on this transaction. Additionally in 2007, the revenue increased due to increased revenue from the brokerage product line.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of Centrue Bank depends, to a substantial extent, on “rate differentials,” i.e., the differences between the income Centrue Bank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of Centrue Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

35.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The tables below present the Company’s projected changes in net interest income for 2007 and 2006 for the various rate shock levels.

December 31, 2007	Net Interest Income

	Amount	Change	Change

	(Dollars in Thousands)

+200 bp	$41,670	$305	0.74%
+100 bp	41,874	509	1.23
Base	41,365	—	—
-100 bp	39,955	(1,410)	(3.41)
-200 bp	38,256	(3,109)	(7.51)

Based on the Company’s model at December 31, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.74% or approximately $305. The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by $3,109 or 7.52%.

In January, 2008, the Federal Reserve reduced rates by 125 basis points. The effect these rate adjustments have had is to increase pressure on our margin for 2008. Management had forecasted some of this rate reduction and took immediate steps to lessen the impact of the additional reductions that were announced. The mix of our funding portion of the balance sheet has been adjusted to lessen the impact the reductions would have on our asset rate sensitive portion of the balance sheet by taking advantage of the wider spreads in various sectors. Additionally, the steepening of the yield curve has also been advantageous to lessening the impact that the rate reductions will have during 2008.

December 31, 2006	Net Interest Income

	Amount	Change	Change

	(Dollars in Thousands)

+200 bp	$42,539	$2,214	5.49%
+100 bp	41,482	1,157	2.87
Base	40,325	—	—
-100 bp	38,795	(1,530)	(3.79)
-200 bp	35,980	(4,345)	(10.77)

Based on the Company’s model at December 31, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 5.49% or approximately $2,214. The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by $4,345 or 10.77%.

Financial Condition

          Loans and Asset Quality. Outstanding loans totaled $957.3 million at December 31, 2007 compared to $836.9 million at December 31, 2006, representing an increase of $120.4 million or 14.4%. The loan growth was largely generated in the St. Louis market and was concentrated in commercial real estate lending activity. The Company has no direct exposure to sub prime mortgages.

          The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.

36.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The following table describes the composition of loans by major categories outstanding:

(Dollars in Thousands)
LOAN PORTFOLIO

	Aggregate Principal Amount
	December 31,

	2007	2006	2005	2004	2003

Commercial	$181,210	$154,829	$91,537	$91,941	$105,767
Agricultural	21,861	23,118	26,694	28,718	33,766
Real estate:
Commercial mortgages	362,920	274,909	126,503	129,597	134,985
Construction	159,274	116,608	68,508	38,882	30,674
Agricultural	23,560	27,624	33,033	30,601	37,092
1-4 family mortgages	198,208	226,884	57,920	77,566	94,163
Installment	8,611	11,998	12,747	21,502	37,415
Other	1,641	974	583	468	2,950

Total loans	$957,285	$836,944	$417,525	$419,275	$476,812
Allowance for loan losses	(10,755)	(10,835)	(8,362)	(9,732)	(9,011)

Loans, net	$946,530	$826,109	$409,163	$409,543	$467,801

	Aggregate Principal Amount
	Percentage of Total Loan Portfolio
	December 31,

	2007	2006	2005	2004	2003

Commercial	18.93%	18.50%	21.92%	21.93%	22.18%
Agricultural	2.28	2.76	6.39	6.85	7.08
Real estate:
Commercial mortgages	37.91	32.85	30.31	30.91	28.31
Construction	16.64	13.93	16.41	9.27	6.43
Agricultural	2.46	3.30	7.91	7.30	7.78
1-4 family mortgages	20.71	27.11	13.87	18.50	19.75
Installment	0.90	1.43	3.05	5.13	7.85
Other loans	0.17	0.12	0.14	0.11	0.62

Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

As of December 31, 2007 and 2006, commitments of Centrue Bank (and its predecessors) under standby letters of credit and unused lines of credit totaled approximately $271,856 and $203,745, respectively.

37.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2007 were as follows:

STATED LOAN MATURITIES (1)
(Dollars in Thousands)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Commercial	$104,792	$50,621	$25,797	$181,210
Agricultural	15,742	4,718	1,401	21,861
Real estate	200,713	266,023	277,226	743,962
Installment	2,856	5,124	2,272	10,252

Total	$324,103	$326,486	$306,696	$957,285

(1)      Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2007 were as follows:

LOAN REPRICING
(Dollars in Thousands)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Fixed rate	$81,552	$210,671	$116,007	$408,230
Variable rate	240,817	114,784	189,364	544,965
Nonaccrual	2,663	1,115	312	4,090

Total	$325,032	$326,570	$305,683	$957,285

          Nonperforming Assets. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. If a loan is placed on nonaccrual status, the loan does not generate current period income for the Company and any amounts received are generally applied first to principal and then to interest. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days.

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Bank makes a determination as to collectibility on a case-by-case basis and considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

38.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

Each of the Company’s loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans to prevent further deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

The following table sets forth a summary of nonperforming assets:

NONPERFORMING ASSETS
(Dollars in Thousands)

	December 31,

	2007	2006	2005	2004	2003

Nonaccrual loans	$4,090	$11,759	$3,082	$3,649	$8,149
Loans 90 days past due and still accruing interest	—	—	922	553	328

Total nonperforming loans	4,090	11,759	4,004	4,202	8,477

Other real estate owned	2,937	2,136	203	420	227

Total nonperforming assets	$7,027	$13,895	$4,207	$4,622	$8,704

Nonperforming loans to total end of period loans	0.43%	1.40%	0.96%	1.00%	1.78%
Nonperforming assets to total end of period loans	0.73	1.66	1.01	1.10	1.83
Nonperforming assets to total end of period assets	0.51	1.08	0.62	0.69	1.10

The level of nonperforming loans at December 31, 2007 decreased 65.2% to $4,090 versus the $11,759 that existed as of December 31, 2006. The decrease of $7,669 was largely related to resolutions of nonbankable loans or through successful workout strategies executed throughout 2007. The level of nonperforming loans to total end of period loans was 0.43% at December 31, 2007, as compared to 1.40% at December 31, 2006. The reserve coverage ratio (allowance to nonperforming loans) was reported at 262.96% as of December 31, 2007 as compared to 92.14% as of December 31, 2006.

          Other Potential Problem Loans. The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $1,485 at December 31, 2007 as compared to $1,757 at December 31, 2006. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

39.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2007:

OTHER REAL ESTATE OWNED
(Dollars in Thousands)

	Number	Net Book
	of	Carrying
	Parcels	Value

Developed property	15	$1,047
Vacant land or unsold lots	67	1,890

Total other real estate owned	82	$2,937

           Allowance for Loan Losses. At December 31, 2007, the allowance for loan losses was $10,755 or 1.12% of total loans as compared to $10,835 or 1.29% at December 31, 2006. The Company recorded a provision of $675 to the allowance for loan losses in 2007 due to the loan growth of $120,341 experienced in 2007.

In conjunction with the Centrue merger, the Company acquired $436,459 in net loans. Centrue’s allowance for loan losses at the acquisition date, not allocated to impaired loans, was $4,767. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) and determined that certain loans acquired in the merger had evidence of deterioration of credit quality since origination and were probable that all contractual required payments would not be collected on these loans. The Company determined that 54 loans with a book value totaling approximately $11,796 and a fair value of $9,379 were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $2,416. Accordingly, the Company recorded $4,767 of allowance for loan losses on loans not subject to SOP 03-3.

At December 31, 2006, the allowance for loan losses was $10,835 or 1.29% of total loans as compared to $8,362 or 2.00% at December 31, 2005. The Company recorded a negative provision of ($1,275) to the allowance for loan losses largely based on the pay-off of one $4,400 loan relationship that was classified as impaired as of year-end with a specific reserve allocation of $1,500. Also contributing to management’s decision to make the reverse provision were continued improvements in the quality of the loan portfolio and favorable loan loss experience.

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

•	general economic conditions;

•	the type of loan being made;

•	the creditworthiness of the borrower over the term of the loan; and

•	in the case of a collateralized loan, the quality of the collateral for such a loan.

The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio by analyzing the following:

•	ultimate collectibility of the loans in its portfolio;

•	incorporating feedback provided by internal loan staff;

•	the independent loan review function; and

•	information provided by examinations performed by regulatory agencies.

40.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
(In Thousands, Except Share Data)

The Company regularly evaluates the adequacy of the allowance for loan losses. Commercial credits are graded using a system that is in compliance with regulatory classifications by the loan officers and the loan review function validates the officers’ grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. To establish the appropriate level of the allowance, a sample of loans (including impaired and nonperforming loans) are reviewed and classified as to potential loss exposure.

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the allowance for loan losses consists of three components:

•

specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value;

•	general portfolio allocation based on historical loan loss experience for each loan category; and

•	subjective reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

The specific credit allocation component of the allowance for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

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

41.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents a detailed analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,

	2007	2006	2005	2004	2003

Beginning balance	$10,835	$8,362	$9,732	$9,011	$6,450

Charge-offs:
Commercial	797	552	342	1,497	4,791
Real estate mortgages	651	1,044	1,611	389	626
Installment and other loans	119	88	367	578	812

Total charge-offs	1,567	1,684	2,320	2,464	6,229

Recoveries:
Commercial	442	223	394	1,021	415
Real estate mortgages	263	357	208	230	46
Installment and other loans	107	85	98	184	93

Total recoveries	812	665	700	1,435	554

Net charge-offs	755	1,019	1,620	1,029	5,675

Provision for loan losses	675	(1,275)	250	1,924	8,236
Reduction due to sale of loans	—	—	—	174	—
Increase due to merger	—	4,767	—	—	—

Ending balance	$10,755	$10,835	$8,362	$9,732	$9,011

Period end total loans	$957,285	$836,944	$417,525	$419,275	$476,812

Average loans	$902,658	$464,968	$411,783	$447,605	$482,343

Ratio of net charge-offs to average loans	0.08%	0.22%	0.39%	0.23%	1.18%
Ratio of provision for loan losses to average loans	0.07	(0.27)	0.06	0.43	1.71
Ratio of allowance for loan losses to ending total loans	1.12	1.29	2.00	2.32	1.89
Ratio of allowance for loan losses to total nonperforming loans	262.96	92.14	208.84	231.60	106.30

42.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,
	2007		2006		2005		2004		2003

	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial	$4,013	37.31%	$4,888	21.84%	$7,386	28.32%	$6,035	28.78%	$4,935	29.26%
Real estate	6,553	60.93	5,668	76.61	773	68.49	3,311	65.98	2,846	62.27
Installment and other loans	189	1.76	279	1.55	203	3.19	386	5.24	593	8.47
Unallocated	—	—	—	—	—	—	—	—	637	—

Total	$10,755	100.00%	$10,835	100.00%	$8,362	100.00%	$9,732	100.00%	$9,011	100.00%

          Securities Activities. The Company’s consolidated securities portfolio, which represented 23.3% of the Company’s average earning asset base as of December 31, 2007, as compared to 28.7% as of December 31, 2006, is managed to minimize interest rate risk, maintain sufficient liquidity, and maximize return. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist primarily of trust preferred stock as well as CRA, FAMC and IBBI stock. The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $238,661 at December 31, 2007 compared to $290,224 at December 31, 2006. The Company does not have any securities classified as trading or held-to-maturity. The Company also holds $10,670, $8,468 and $6,376 of Federal Reserve and Federal Home Loan Bank stock which is classified as restricted securities as of December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

The following table describes the composition of securities by major category and maturity:

SECURITIES PORTFOLIO
(Dollars in Thousands)

	December 31,

	2007		2006		2005

	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio

Available-for-Sale
U.S. government agencies	$103,624	43.42	$126,039	43.43	$30,858	16.24
U.S. government agency mortgage backed securities	47,784	20.02	69,579	23.97	101,022	53.15
States and political subdivisions	41,561	17.41	41,471	14.29	18,400	9.68
Collateralized mortgage obligations	24,077	10.09	27,237	9.39	20,937	11.02
Corporate bonds	2,741	1.15	8,764	3.02	6,907	3.63
Other securities	18,874	7.91	17,134	5.90	11,940	6.28

Total	$238,661	100.00%	$290,224	100.00%	$190,064	100.00%

43.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2007. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

MATURITY SCHEDULE
(Dollars in Thousands)

	Maturing

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-Sale
U.S. government agencies and corporations	$26,139	4.622%	$74,297	4.678%	$3,188	6.000%	$—	—%	$103,624
U.S. government agency mortgage backed securities	1,567	4.622	291	5.188	8,278	5.065	37,648	5.761	47,784
States and political subdivisions (1)	2,814	6.594	28,466	5.668	4,132	6.524	6,149	5.665	41,561
Collateralized mortgage obligations	—	—	—	—	342	5.014	23,735	5.548	24,077
Corporate bonds	765	4.597	1,976	5.138	—	—	—	—	2,741

Total	$31,285		$105,030		$15,940		$67,532		$219,787

(1)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

          Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $1,063,359 for 2007, representing an increase of $465,760 or 77.9% compared with the average balance of total deposits for 2006 primarily resulting from $523,630 in deposits added as a result of the Centrue merger.

The following table sets forth certain information regarding Centrue Bank’s average deposits:

AVERAGE DEPOSITS
(Dollars in Thousands)

	For the Years Ended December 31,

	2007			2006			2005

	Average Amount	% of Total	Average Rate Paid	Average Amount	% of Total	Average Rate Paid	Average Amount	% of Total	Average Rate Paid

Non-interest-bearing demand deposits	$120,355	11.32%	—%	$68,650	11.49%	—%	$61,040	11.74%	—%
Savings accounts	96,838	9.11	0.68	45,343	7.59	0.69	42,122	8.10	0.50
Interest-bearing demand deposits	232,031	21.82	2.84	137,106	22.94	2.33	131,882	25.36	1.51
Time, less than $100,000	387,530	36.44	4.72	137,470	23.00	4.14	136,745	26.30	3.06
Time, $100,000 or more	226,605	21.31	5.30	209,030	34.98	4.35	148,238	28.50	3.05

Total deposits	$1,063,359	100.00%	3.53%	$597,599	100.00%	3.05%	$520,027	100.00%	2.10%

As of December 31, 2007, average time deposits over $100,000 represented 21.31% of total average deposits, compared with 34.98% of total average deposits as of December 31, 2006. The Company’s large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

44.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2007:

TIME DEPOSITS OF $100,000 OR MORE
(Dollars in Thousands)

Maturity Range

Three months or less	$90,329
Over three months through six months	33,475
Over six months through twelve months	50,022
Over twelve months	27,492

Total	$201,318

         Return on Equity and Assets. The following table presents various ratios for the Company:

RETURN ON EQUITY AND ASSETS

	For the Years Ended December 31,

	2007	2006	2005

Return on average assets	0.85%	0.69%	0.63%
Return on average equity	9.53	6.69	6.06
Average equity to average assets	8.90	10.35	10.39
Dividend payout ratio for common stock	29.17	27.05	43.39

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

The Company classifies all of its securities as available-for-sale, thereby maintaining significant liquidity. The Company’s liquidity position is further enhanced by structuring its loan portfolio interest payments as monthly and by the significant representation of retail credit and residential mortgage loans in the Company’s loan portfolio, resulting in a steady stream of loan repayments. In managing its investment portfolio, the Company provides for staggered maturities so that cash flows are provided as such investments mature.

45.

CENTRUE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net increase in cash and cash equivalents of $11,433 from December 31, 2006 to December 31, 2007.

During 2007, the Company experienced net cash outflows of $76,355 in investing activities primarily due to large increases in loans. In contrast, net cash inflows of $66,772 were provided by financing activities due to increases in deposits and advances from the Federal Home Loan Bank and $21,016 from operating activities largely due to net income.

Centrue Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2007, 21.91% of Centrue Bank’s interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, Centrue Bank’s liquidity could be adversely affected. Currently, the maturities of Centrue Bank’s large time deposits are spread throughout the year, with 44.9% maturing in the first quarter of 2008, 16.6% maturing in the second quarter of 2008, 24.8% maturing in the third and fourth quarters of 2008, and the remaining 13.7% maturing thereafter. Centrue Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The Company’s borrowings included trust preferred securities, notes payable, FHLB advances and securities sold under agreements to repurchase at December 31, 2007 in the principal amount of $10,000 each for Centrue Statutory Trust II and Centrue Statutory Trust III, $12,864 payable to the Company’s principal correspondent bank, $121,615 of FHLB advances, $44,937 of securities sold under agreements to repurchase, shareholder note for $868 related to the purchase of a previous acquisition and $70 payable to individuals related to the purchase of the Howard Marshall Agency. The note to the Company’s principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company’s stock in the Bank. The note related to the purchase of the Howard Marshall Agency requires monthly principal and interest payments. The shareholder note requires bi-annual payments of $500 at an imputed interest rate.

The Company’s principal source of funds for repayment of the indebtedness is dividends from Centrue Bank. At December 31, 2007, approximately $5,025 was available for dividends without regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2007:

46.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

	Payments Due by Period

Contractual Obligations	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Short-term debt	$12,934	$—	$—	$—	$12,934
Long-term debt	—	706	162	—	868
Certificates of deposit	485,595	76,193	3,538	3,313	568,639
Operating leases	410	856	893	447	2,606
Severance payments	32	—	—	—	32

Series B Mandatory redeemable preferred stock	—	831	—	—	831
Subordinated Debentures	—	—	—	20,620	20,620
FHLB Advances	103,344	10,204	3,001	5,066	121,615

Total contractual cash obligations	$602,315	$88,790	$7,594	$29,446	$728,145

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2007, the Company had $262,288 in outstanding loan commitments including outstanding commitments for various lines of credit. The Company also has $9,568 of standby letters of credit as of December 31, 2007. See Note 18 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

          Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at December 31, 2007 was $118,876, an increase of $685 or 0.6%, from December 31, 2006. The increase in stockholders’ equity was largely the result of net income for the period partially offset by dividends paid to shareholders and the purchase of treasury stock. Average equity as a percentage of average assets was 8.90% at December 31, 2007, compared to 10.35% at December 31, 2006. Book value per common share equaled $19.50 at December 31, 2007, an increase from $18.23 reported at the end of 2006.

          Stock Repurchase Programs

The 2006 repurchase program was completed on July 23, 2007. The 2007 repurchase program approved on July 24, 2007 authorized the company to repurchase an additional 500,000 shares, or approximately 8% of the Company’s currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

47.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

          Capital Measurements

The Company and Centrue Bank are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.2% and 10.2%, respectively, at December 31, 2007. The decline in the respective capital ratios was primarily due to the Company taking advantage of its stock repurchase plan during the year. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2007, the Tier 2 risk-based capital was comprised of $10,755 in allowance for loan losses (limited to 1.25% of risk-weighted assets). The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with a previous acquisition.

The following table sets forth an analysis of the Company’s capital ratios:

RISK-BASED CAPITAL RATIOS
(Dollars in Thousands)

	December 31,			Minimum	Well
				Capital	Capitalized
	2007	2006	2005	Ratios	Ratios

Tier 1 risk-based capital	$101,831	$99,869	$60,546
Tier 2 risk-based capital	10,755	10,835	6,266

Total capital	$112,586	$110,704	$66,812
Risk-weighted assets	$1,102,602	$926,874	$501,342
Capital ratios:
Tier 1 risk-based capital	9.2%	10.8%	12.1%	4.0%	N/A
Total risk-based capital	10.2	11.9	13.3	8.0	N/A
Leverage ratio	7.7	7.9	9.0	4.0	N/A

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

48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The discussion under the caption “Interest Rate Sensitivity Management” contained in Item 7 of this Form 10-K is incorporated herein by this reference.

Item 8.	Financial Statements and Supplementary Data

Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference by Note 24 to the Notes to Consolidated Financial Statements contained herein.

49.

Crowe Chizek and Company LLC
Member Horwath International

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
Centrue Financial Corporation
Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Centrue Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

50.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Centrue Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC
Oak Brook, Illinois
March 12, 2008

51.

CENTRUE FINANCIAL CORPORATION
Consolidated Balance Sheets
December 31, 2007 and 2006 (In Thousands, Except Share and Per Share Data)

	2007	2006

ASSETS
Cash and cash equivalents	$51,628	$40,195
Securities available-for-sale	238,661	290,224
Restricted securities	10,670	8,468
Loans	957,285	836,944
Allowance for loan losses	(10,755)	(10,835)

Net loans	946,530	826,109
Cash value of life insurance	26,895	25,904
Mortgage servicing rights	3,161	3,510
Premises and equipment, net	35,615	35,403
Goodwill	25,498	25,396
Intangible assets, net	11,007	12,733
Other real estate	2,937	2,136
Other assets	12,397	12,947

Total assets	$1,364,999	$1,283,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$114,360	$125,585
Interest-bearing	918,662	901,025

Total deposits	1,033,022	1,026,610
Securities sold under agreements to repurchase	44,937	36,319
Federal Home Loan Bank advances	121,615	63,147
Notes payable	13,802	9,015
Series B mandatory redeemable preferred stock	831	831
Subordinated debentures	20,620	20,620
Other liabilities	11,296	8,292

Total liabilities	1,246,123	1,164,834

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Common stock, $1 par value, 15,000,000 shares authorized; 7,438,110 and 7,412,210 shares issued in 2007 and 2006	7,438	7,412
Surplus	70,901	70,460
Retained earnings	60,344	52,469
Accumulated other comprehensive income	939	235

	140,122	131,076
Treasury stock, at cost, 1,366,564 shares - 2007 and 957,142 – 2006	(21,246)	(12,885)

Total stockholders’ equity	118,876	118,191

Total liabilities and stockholders’ equity	$1,364,999	$1,283,025

See Accompanying Notes to Consolidated Financial Statements.

52.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006	2005

Interest income
Loans	$69,060	$33,717	$27,251
Securities
Taxable	12,419	8,785	6,331
Exempt from federal income taxes	1,520	976	993
Federal funds sold and other	577	380	122

Total interest income	83,576	43,858	34,697

Interest expense
Deposits	37,560	18,204	10,910
Federal funds purchased and securities sold under agreements to repurchase	1,881	407	197
Advances from the Federal Home Loan Bank	2,834	1,824	2,128
Series B Mandatory Redeemable	50	50	50
Subordinated debentures	1,688	242	—
Notes payable	722	624	419

Total interest expense	44,735	21,351	13,704

Net interest income	38,841	22,507	20,993
Provision (credit) for loan losses	675	(1,275)	250

Net interest income after provision for loan losses	38,166	23,782	20,743

Noninterest income
Service charges	6,789	2,473	1,996
Trust income	942	858	811
Mortgage banking income	1,743	1,113	1,350
Brokerage commissions and fees	795	326	513
Bank owned life insurance	991	628	545
Securities losses	(29)	(104)	(79)
Gain on sale of OREO	1,107	—	4
Other income	3,327	1,394	1,158

	15,665	6,688	6,298
Noninterest expenses
Salaries and employee benefits	17,635	12,181	12,546
Occupancy, net	4,043	1,714	1,488
Furniture and equipment	2,621	2,276	1,852
Marketing	1,035	697	491
Supplies and printing	653	421	343
Telephone	834	490	425
Data processing	1,650	788	490
Amortization of intangible assets	2,307	416	120
Other expenses	6,555	3,740	3,588

	37,333	22,723	21,343

Income from continuing operations before income taxes	16,498	7,747	5,698
Income taxes	5,175	2,145	1,319

Income from continuing operations	$11,323	$5,602	$4,379

See Accompanying Notes to Consolidated Financial Statements.

53.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS, EXCEPT PER SHARE DATA)

	2007	2006	2005

Discontinued operations:
Loss from operations of discontinued insurance unit (including loss on disposal of $452 in 2006)	—	(677)	(326)
Income tax benefit	—	(262)	(120)

Loss on discontinued operations	—	(415)	(206)

Net income	11,323	5,187	4,173
Preferred stock dividends	207	207	207

Net income for common stockholders	$11,116	$4,980	$3,966

Basic earnings per common share from continuing operations for common stockholders	$1.75	$1.31	$1.06
Basic earnings per common share from discontinued operations for common stockholders	—	(0.10)	(0.05)

Basic earnings per common share for common stockholders	$1.75	$1.21	$1.01

Diluted earnings per common share from continuing operations for common stockholders	$1.74	$1.30	$1.04
Diluted earnings per common share from discontinued operations for common stockholders	—	(0.10)	(0.05)

Diluted earnings per common share for common stockholders	$1.74	$1.20	$0.99

Dividends per common share for common stockholders	$0.51	$0.48	$0.44

See Accompanying Notes to Consolidated Financial Statements.

54.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)

	Series A Convertible Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2005	$500	$4,641	$22,632	$46,592	$1,351	$(5,469)	$70,247

Common stock dividends	—	—	—	(1,721)	—	—	(1,721)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (43,486 shares)	—	43	535	—	—	—	578
Purchase of 268,754 shares of treasury stock	—	—	—	—	—	(5,739)	(5,739)
Comprehensive income
Net income	—	—	—	4,173	—	—	4,173
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(1,256)	—	(1,256)

Total comprehensive income							2,917

Balance, December 31, 2005	$500	$4,684	$23,167	$48,837	$95	$(11,208)	$66,075

Common stock dividends	—	—	—	(1,348)	—	—	(1,348)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (27,300 shares)	—	27	329	—	—	—	356
Issuance of 2,700,517 shares of common stock related to merger	—	2,701	46,611	—	—	—	49,312
Stock-based compensation	—	—	353	—	—	—	353
Purchase of 79,625 shares of treasury stock	—	—	—	—	—	(1,677)	(1,677)
Comprehensive income
Net income	—	—	—	5,187	—	—	5,187
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	140	—	140

Total comprehensive income							5,327

Balance, December 31, 2006	$500	$7,412	$70,460	$52,469	$235	$(12,885)	$118,191

See Accompanying Notes to Consolidated Financial Statements.

55.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS, EXCEPT SHARE DATA)

	Series A Convertible Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, December 31, 2006	$500	$7,412	$70,460	$52,469	$235	$(12,885)	$118,191

Common stock dividends	—	—	—	(3,241)	—	—	(3,241)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (25,900 shares)	—	26	360	—	—	—	386
Restricted stock awards granted	—	—	(90)	—	—	90	—
Share-based compensation	—	—	171	—	—	—	171
Purchase of 409,422 shares of treasury stock	—	—	—	—	—	(8,451)	(8,451)
Comprehensive income
Net income	—	—	—	11,323	—	—	11,323
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	704	—	704

Total comprehensive income	—	—	—	—	—	—	12,027

Balance, December 31, 2007	$500	$7,438	$70,901	$60,344	$939	$(21,246)	$118,876

See Accompanying Notes to Consolidated Financial Statements.

56.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS)

	2007	2006	2005

Cash flows from operating activities
Net Income	$11,323	$5,187	$4,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,366	2,149	1,839
Amortization of intangible assets	2,307	457	170
Amortization of mortgage servicing rights, net	525	473	535
Amortization of bond premiums, net	178	165	1,114
Share based compensation	171	353	—
Federal Home Loan Bank stock dividend	—	—	(191)
Provision for loan losses	675	(1,275)	250
Provision for deferred income taxes	533	2,460	30
Earnings on bank-owned life insurance	(991)	(628)	(545)
Securities losses/(gains), net	29	104	79
Gain on sale of assets, net	—	(14)	(4)
Gain (loss) on sale of real estate acquired in settlement of loans	(1,107)	(68)	(42)
Gain on sale of loans	(1,262)	(762)	(1,034)
Proceeds from sale of loans held for sale	82,810	49,039	51,838
Origination of loans held for sale	(78,296)	(47,855)	(50,378)
Change in assets and liabilities
(Increase) decrease in other assets	1,371	(5,374)	(1,334)
Increase (decrease) in other liabilities	384	2,963	2,235

Net cash provided by operating activities	21,016	7,374	8,735

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	60,616	39,380	56,414
Proceeds from sales of securities available for sale	2,548	19,377	10,885
Purchases of securities available for sale	(9,838)	(38,908)	(74,972)
Purchase (redemption) of restricted securities	(2,202)	1,730	—
Purchase of loans	—	(19,513)	(3,275)
Net decrease (increase) in loans	(133,124)	32,371	2,730
Purchase of premises and equipment	(2,578)	(2,761)	(2,979)
Proceeds from sale of OREO	8,804	979	914
Cash acquired, net of cash (paid) for acquisitions	—	26,506	—
Purchase of Missouri Bank Charter	(581)	—	—
Sale of insurance unit	—	856	—
Sale of branches, net of premium received	—	(6,054)	—

Net cash provided by (used in) investing activities	(76,355)	53,963	(10,283)

See Accompanying Notes to Consolidated Financial Statements.

57.

CENTRUE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS)

	2007	2006	2005

Cash flows from financing activities
Net increase (decrease) in deposits	$6,412	$(34,853)	$31,364
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,618	7,202	(12,110)
Repayment of advances from the Federal Home Loan Bank	(58,656)	(13,514)	(16,900)
Proceeds from advances from the Federal Home Loan Bank	117,124	10	5,000
Payments on notes payable	(463)	(2,869)	(2,586)
Proceeds from notes payable	5,250	1,400	5,425
Redemption of subordinated debentures	(10,310)	—	—
Issuance of subordinated debentures	10,310	—	—
Dividends on common stock	(3,241)	(1,348)	(1,721)
Dividends on preferred stock	(207)	(207)	(207)
Proceeds from exercise of stock options	386	356	578
Purchase of treasury stock	(8,451)	(1,677)	(5,739)

Net cash provided by (used in) financing activities	66,772	(45,500)	3,104

Net increase (decrease) in cash and cash equivalents	11,433	15,837	1,556

Cash and cash equivalents
Beginning of year	40,195	24,358	22,802

End of year	$51,628	$40,195	$24,358

Supplemental disclosures of cash flow information
Cash payments for
Interest	$44,417	$21,932	$12,980
Income taxes	3,292	1,386	862
Transfers from loans to other real estate owned	8,776	2,743	675
Business Combination in 2006 (see Note 23)

See Accompanying Notes to Consolidated Financial Statements.

58.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. and now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. The Company provides a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central and Northern Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; lending; mortgage banking; brokerage; asset management; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, carrying value of goodwill, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with Centrue Bank, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows

Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements, and federal funds purchased.

59.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Securities

Available-for-sale. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Interest income is reported net of amortization of premiums and accretion of discounts. Amortization of purchase premium or discount is included in interest income. Premiums and discounts on securities are amortized over the level-field method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated. Gains or losses from the sale of securities are determined using the specific identification method.

Restricted Securities. The Company owns investments in the stock of the Federal Reserve Bank, the Federal Home Loan Banks of Chicago and Des Moines (FHLB). No ready market exists for these stocks and they have no quoted market values. Federal Reserve Bank stock is redeemable at par. The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB and periodically evaluated for impairment. The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLB.

Loan commitments and related financial instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

60.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes and confirms the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

61.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Mortgage servicing rights

Servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with noninterest expense in the other expense line on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

62.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $478, $743 and $535 for the years ended December 31, 2007, 2006 and 2005. Late fees and ancillary fees related to loan servicing are not material.

Premises and equipment

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

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Bank-owned life insurance

The Company has invested in bank-owned life insurance policies on key executives, for which the Company is also the beneficiary. Bank-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an approximate cash surrender value of $26,895 and $25,904 at December 31, 2007 and 2006, respectively.

Upon adoption of EITF 06-5, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded Bank owned life insurance at its cash surrender value.

63.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchase of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Goodwill and other intangible assets

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

Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred taxes and liabilities. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

64.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company is no longer subject to examination by federal taxing authorities for the tax year 2003 and the years prior.

Earnings per share

Basic earnings per common share is net income for common stockholders divided by the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and Series A convertible preferred shares using the treasury stock method.

Share Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company records share-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for 2005. The Black-Scholes option pricing model was used to estimate the grant date fair value of option grants.

2005

Net income as reported for common stockholders	$3,966
Deduct: Stock-based compensation expense determined under fair value based method	106

Pro forma net income	$3,860

Basic earnings per share as reported	$1.01
Pro forma basic earnings per share	0.98
Diluted earnings per share as reported	0.99
Pro forma diluted earnings per share	0.96

65.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stockholders’ Equity:

Preferred stock

The Company’s Certificate of Incorporation authorizes its Board of Directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2007 and 2006. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2007 and 2006 which are shown in other liabilities in accordance with FASB 150. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared. Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company will be obligated to redeem such holder’s shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

66.

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

Operating segments

Internal financial information is primarily reported and aggregated in the following lines of business: retail, commercial, treasury, wealth management and other.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of new accounting standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments which permits fair value re-measurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in securitizations will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument.

67.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13 (b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13 (b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. Adoption of SFAS No. 155 and DIG Issue B40 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not anticipated to be material.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this issue on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operation.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

68.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 2. Business Acquisitions and Divestitures

Acquisition

On November 13, 2006, the Company merged with the Centrue Financial Corporation. UnionBancorp, Inc. was the acquirer and adopted the Centrue Financial Corporation name. See Note 23 for further information.

Divestitures

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

On October 24, 2007, the Company entered into an agreement to sell its Hanover & Elizabeth, Illinois branches to Apple River State Bank headquartered in Apple River, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Apple River to assume approximately $25,300 in deposits and $12,700 in loans. Additionally, Apple River is acquiring premises and equipment of $415. The transaction is expected to be completed late in the first quarter of 2008. Management does not expect a loss on this transaction.

On December 28, 2007, the Company entered into an agreement to sell its Manlius & Tampico, Illinois branches to Peoples National Bank headquartered in Kewanee, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Peoples National to assume approximately $31,300 in deposits and $25,900 in loans. Additionally, Peoples National Bank is acquiring premises and equipment of $276. The transaction is expected to be completed late in the second quarter of 2008. Management does not expect a loss on this transaction.

The proposed sales of these four branches in 2008 (Hanover, Elizabeth, Manlius and Tampico) is not expected to have a material impact on the future operations and results of the Company.

Note 3. Securities Available for Sale

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

December 31, 2007
U.S. government agencies	$103,624	$1,415	$(14)
States and political subdivisions	41,561	501	(13)
U.S. government agency mortgage-back securities	47,784	287	(106)
Collateralized mortgage obligations	24,077	68	(100)
Equity securities	18,874	105	(609)
Corporate	2,741	9	(10)

	$238,661	$2,385	$(852)

69.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 3. Securities Available for Sale (Continued)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

December 31, 2006
U.S. government agencies	$126,039	$308	$(245)
States and political subdivisions	41,471	329	(9)
U.S. government agency mortgage-back securities	69,579	253	(393)
Collateralized mortgage obligations	27,237	44	(77)
Equity securities	17,134	171	—
Corporate	8,764	16	(13)

	$290,224	$1,121	$(737)

Sales of securities available-for-sale were as follows:

	Years Ended December 31,

	2007	2006	2005

Proceeds	$2,548	$19,377	$10,885
Realized gains	11	19	24
Realized losses	(40)	(123)	(103)

The fair values of securities classified as available-for-sale at December 31, 2007, by contractual maturity, are shown below. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value

Due in one year or less	$28,953
Due after one year through five years	102,763
Due after five years through ten years	7,320
Due after ten years	6,149
U.S. government agency mortgage-backed securities	47,784
Collateralized mortgage obligations	24,077
Equity and corporate securities	21,615

$238,661

The Company held callable securities with carrying value of $129,870 and an amortized cost basis of $128,803 as of December 31, 2007 and with a carrying value of $133,638 and an amortized cost basis of $133,188 at December 31, 2006.

Securities with carrying values of approximately $182,415 and $214,605 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders’ equity.

70.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 3. Securities Available for Sale (Continued)

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

December 31, 2007	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$—	$—	$8,015	$(14)	$8,015	$(14)
State and political subdivisions	1,385	(9)	549	(4)	1,934	(13)
U.S. government agency mortgage-backed securities	15,096	(72)	5,890	(34)	20,986	(106)
Collateralized mortgage obligations	4,657	(100)	—	—	4,657	(100)
Equities	17,273	(609)	—	—	17,273	(609)
Corporate	976	(9)	765	(1)	1,741	(10)

Total temporarily impaired	$39,387	$(799)	$15,219	$(53)	$54,606	$(852)

December 31, 2006	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$41,240	$(37)	$19,684	$(208)	$60,924	$(245)
State and political subdivisions	3,444	(2)	460	(7)	3,904	(9)
U.S. government agency mortgage-backed securities	17,009	(88)	24,018	(305)	41,027	(393)
Collateralized mortgage obligations	3,228	(36)	8,042	(41)	11,270	(77)
Corporate	1,000	—	1,785	(13)	2,785	(13)

Total temporarily impaired	$65,921	$(163)	$53,989	$(574)	$119,910	$(737)

The equities category above in an unrealized loss position consists primarily of collaterialized debt obligations in the form of Trust Preferred Securities at December 31, 2007.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on all securities have not been recognized into income because the securities are of high credit quality and management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates.

71.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans

The major classifications of loans follow:

	December 31,

	2007	2006

Commercial	$191,748	$177,947
Commercial real estate	509,162	406,403
Real estate	206,523	234,772
Real estate loans held for sale related to secondary mortgage market activities	1,598	4,850
Loans held for sale related to pending branch sales	38,600	—
Installment	8,106	11,998
Other	1,548	974

	$957,285	$836,944

As discussed in Note 2, the Company has entered into agreements to sell four branches during 2008. A total of $38,600 of loans as indicated in the above table is anticipated to be included in the sale.

An analysis of activity in the allowance for loan losses follows:

	Years Ended December 31,

	2007	2006	2005

Balance at beginning of year	$10,835	$8,362	$9,732
Acquired in merger	—	4,767	—
Provision (credit) for loan losses	675	(1,275)	250
Recoveries	812	665	700
Loans charged off	(1,567)	(1,684)	(2,320)

Balance at end of year	$10,755	$10,835	$8,362

The following table presents data on impaired loans:

	December 31,

	2007	2006	2005

Year-end impaired loans for which an allowance has been provided	$5,502	$4,915	$12,585
Year-end impaired loans for which no allowance has been provided	5,923	16,450	563

Total impaired loans	$11,425	$21,365	$13,148

Allowance for loan loss allocated to impaired loans	$2,350	$1,562	$3,913
Average recorded investment in impaired loans	14,246	14,514	14,839
Interest income recognized from impaired loans	1,047	620	1,189
Cash basis interest income recognized from impaired loans	1,052	730	1,034

In November 2006, the Company completed its merger with the former Centrue Financial Corporation. As part of this merger, the Company’s loan portfolio increased by $436,460 and the allowance for loan losses increased $4,767. Within the loans acquired were nonaccrual loans of $10,230. The increase in impaired loans with no allocated allowance in the prior year is a direct result of the loans acquired in the merger being recorded upon acquisition at their fair value.

72.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans (Continued)

Nonperforming loans were as follows:

	December 31,

	2007	2006

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	4,090	11,759

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans made to executive officers, directors, and their affiliates during 2007 were as follows:

Balance at December 31, 2006	$7,052
New loans, extensions, and modification	5,940
Repayments	(6,611)
Effect of changes in composition of related parties	9,598

Balance at December 31, 2007	$15,979

Note 5. Loan Sales and Servicing

Loans held for sale at year end related to our secondary mortgage market activities are as follows:

	December 31,

	2007	2006

Loans held for sale	$1,598	$4,850
Less: Allowance to adjust to lower of cost or market	—	—

Loans held for sale, net	$1,598	$4,850

The following summarizes the secondary mortgage market activities:

	Years Ended December 31,

	2007	2006	2005

Proceeds from sales of mortgage loans	$82,810	$49,039	$51,838

Gain on sales of mortgage loans	$1,262	$762	$1,034

73.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 5. Loan Sales and Servicing (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,

	2007	2006

Federal Home Loan Mortgage Corporation	$120,359	$137,737
Federal National Mortgage Association	239,031	258,552
Small Business Administration	—	856
IHDA	1,731	1,866
Other	—	9,653

	$361,121	$408,664

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2,397 and $2,543 at December 31, 2007 and 2006, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,

	2007	2006	2005

Balance at beginning of year	$3,510	$2,533	$2,772
Acquired in merger	—	1,300	—
Originated mortgage servicing rights	176	150	296
Amortization	(525)	(473)	(535)

Balance at end of year	$3,161	$3,510	$2,533

In November, 2006, the Company merged with the former Centrue Financial Corporation. As part of this merger, the Company recorded $1,300 of mortgage servicing rights at the fair market value on the date of the merger and added $139,167 of loan balances to its servicing portfolio.

Management periodically evaluates assets for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $3,400 and $3,700 at December 31, 2007 and 2006, respectively. Fair value was determined using discount rates ranging from 9.5% to 15.0%, prepayment speeds ranging from 14.8% to 15.9%, depending on the stratification of the specific right.

Estimated amortization expense for each of the next five years is as follows:

2008	$485
2009	465
2010	450
2011	425
2012	400

74.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 6. Premises and Equipment

Premises and equipment consisted of:

	December 31,

	2007	2006

Land	$10,261	$10,258
Buildings	24,573	23,349
Furniture and equipment	24,049	20,480
Construction in process	114	1,504

	58,997	55,591
Less accumulated depreciation	23,382	20,188

	$35,615	$35,403

As discussed in Note 2, the Company has entered into agreements to sell four branches during 2008. A total of $691 of Premises and Equipment included in the table above is anticipated to be included in the sales.

Note 7. Goodwill and Intangible Assets

Goodwill

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test determined no impairment existed at that date.

The change in balance of goodwill during the year is as follows:

	2007	2006

Beginning of year	$25,396	$6,963
Goodwill from merger	—	19,086
Goodwill allocated to Insurance division sale	—	(653)
Merger related adjustments	102	—

End of year	$25,498	$25,396

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2007		2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$3,735	$14,124	$1,433
Other customer relationship intangibles	60	23	60	18
Missouri charter	581	—	—	—

Total	$14,765	$3,758	$14,184	$1,451

75.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 7. Goodwill and Intangible Assets (Continued)

The core deposit intangible asset recorded in the 2006 merger with Centrue Financial Corporation was $13,035. Aggregate amortization expense was $ 2,307, $457, and $170 for 2007, 2006, and 2005.

Estimated amortization expense for subsequent years is as follows:

2008	$1,887
2009	1,544
2010	1,263
2011	1,034
2012	957
Thereafter	3,737

Note 8. Deposits

Deposit account balances by type are summarized as follows:

	December 31,

	2007	2006

Non-interest-bearing demand deposit	$114,360	$125,585
Savings, NOW, and money market accounts	350,023	329,385
Time deposits of $100 or more	201,318	231,401
Other time deposits	367,321	340,239

	$1,033,022	$1,026,610

As discussed in Note 2, the company has entered into agreements to sell four branches during 2008. A total of $56,600 of deposits included in the table above is anticipated to be included in the sale.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

Year	Amount

2008	$485,473
2009	61,063
2010	15,251
2011	3,538
2012	2,399
Thereafter	915

$568,639

Time certificates of deposit in denominations of $100 or more mature as follows:

	December 31,

	2007	2006

3 months or less	$90,329	$120,744
Over 3 months through 6 months	33,475	37,826
Over 6 months through 12 months	50,022	22,081
Over 12 months	27,492	50,750

	$201,318	$231,401

Deposits from principal officers, directors and their affiliates at year end 2007 and 2006 were $1,412 and $1,134.

76.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $44,937 and $36,319 at year-end 2007 and 2006. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006

Average daily balance during the year	$39,447	$6,679
Average interest rate during the year	4.21%	4.61%
Maximum month-end balance during the year	46,958	36,319
Weighted average interest rate at year-end	3.52%	4.70%

Note 10. Subordinated Debentures

The Company had two $10,000 trust preferred issuances that were issued in April 2002 and April 2004 in cumulative trust preferred securities through special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II totaling $20,620. Trust I and Trust II are wholly-owned subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. On April 19, 2007, the Company issued another $10,000 trust preferred issuance in cumulative trust preferred securities and formed a third special-purpose trust, Centrue Statutory Trust III (Trust III). Trust III is also a wholly-owned subsidiary of the Company and its sole asset is the junior subordinated deferrable interest debentures. The proceeds of the Trust III issuance were used to call the Trust I debenture. As of April 24, 2007 the $10,000 issuance for Trust I was paid in full and the special-purpose trust for Trust I was dissolved.

Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 4.70% for Trust II and a 6.67% fixed rate for Trust III, respectively, (at a rate of 7.35% and 6.67% at December 31, 2007) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures is fixed for five years and then transitions to a variable rate that is 1.65% over the LIBOR rate. Interest expense on the trust preferred securities was $1,688 and $242 for the years ended December 31, 2007 and 2006. The interest can be deferred at the option of the Company. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The trust preferred securities for the Trust II are redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. The trust preferred securities for Trust III are redeemable upon the maturity of the debentures on April 19, 2037, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 19, 2012. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier 1 capital subject to certain provisions.

In accordance with FASB interpretation 46R, the trusts are not consolidated with the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability and the Company’s investment in the common stock for the trusts of $620 is included in other assets.

77.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 11. Borrowed Funds

At December 31, 2007 and 2006, $8,000 and $8,300 of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $184,096 of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The Company has no variable rate advances at year-end 2007 and two advances at year-end 2006 with year-end rates of 5.35% and 5.39%. The remaining advances are at fixed rates ranging from 2.72% to 4.90%. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2007 and 2006 are as follows:

	2007		2006

Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2007	—%	$—	4.74%	$31,530
2008	4.30	103,344	2.96	13,329
2009	3.78	5,002	3.78	5,023
2010	4.50	5,202	4.50	5,200
2011	4.90	3,001	4.90	3,000
2012	—	—	—	—
Thereafter	4.37	5,066	4.37	5,065

	4.30%	$121,615	4.25%	$63,147

Notes payable consisted of the following at December 31, 2007 and 2006:

	2007	2006

Revolving credit loan ($25,000) from LaSalle National Bank; interest due quarterly at the higher of (1) 90-day LIBOR plus 1.25% or (2) 4%; balance due on January 1, 2008; secured by 100% of the stock of Centrue Bank.	$12,864	$7,850

A promissory note to an individual related to the purchase of the Howard Marshall Agency. The original amount of the note was $376. The note was entered into on November 1, 2003 and carries an interest rate of 5%. The note requires monthly installment payments of principal and interest and matures on November 1, 2008.	70	149

A note to an individual related to a prior acquisition. The original amount was $2,000. The note was entered into on October 23, 2002 and carries as imputed interest of 5.25%. The note matures on October 24, 2012.	868	1,016

	$13,802	$9,015

78.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 11. Borrowed Funds (Continued)

The note payable agreements with LaSalle National Bank contain certain covenants that limit the amount of dividends paid, the purchase of other banks and/or businesses, the purchase of investments not in the ordinary course of business, changes in capital structure, and guarantees of other liabilities and obligations. In addition, the Company must maintain certain financial ratios. Management believes the Company was in compliance with all covenants for the year ended December 31, 2007.

Information concerning borrowed funds is as follows:

	Years Ended December 31,

	2007	2006	2005

Federal Funds Purchased
Year-end balance	$—	$—	$—
Maximum month-end balance during the year	15,100	12,000	8,600
Average balance during the year	1,282	1,884	2,340
Weighted average interest rate for the year	5.83%	5.25%	3.34%
Weighted average interest rate at year end	N/A	N/A	N/A
Advances from the Federal Home Loan Bank
Maximum month-end balance during the year	$121,615	$63,165	$61,900
Average balance during the year	69,202	46,487	54,472
Weighted average interest rate for the year	4.41%	3.92%	3.91%
Weighted average interest rate at year end	4.30%	4.25%	3.93%
Notes Payable
Maximum month-end balance during the year	$13,802	$10,846	$10,105
Average balance during the year	11,107	9,081	8,345
Weighted average interest rate for the year	6.68%	6.93%	5.11%
Weighted average interest rate at year end	6.65%	6.36%	5.53%

Note 12. Income Taxes

Income taxes consisted of:

	Years Ended December 31,

	2007	2006	2005

Federal
Current	$4,264	$(690)	$1,189
Deferred	225	2,322	28

	4,489	1,632	1,217
State
Current	378	113	(20)
Deferred	308	138	2

	686	251	(18)

	$5,175	$1,883	$1,199

79.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 12. Income Taxes (Continued)

The Company’s income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,

	2007	2006	2005

Expected income taxes	$5,609	$2,404	$1,826
Income tax effect of
Interest earned on tax-free investments and loans	(736)	(394)	(397)
Nondeductible interest expense incurred to carry tax-free investments and loans	112	50	35
State income taxes, net of federal tax benefit	453	166	154
State income tax refund	—	(18)	(251)
Earnings on Bank owned life insurance	(337)	(214)	(186)
Deductible merger expenses	—	(98)	—
Stock option expense	29	105	—
Other	45	(118)	18

	$5,175	$1,883	$1,199

The significant components of deferred income tax assets and liabilities consisted of:

	December 31,

	2007	2006

Deferred tax assets
Allowance for loan losses	$4,175	$4,174
Deferred compensation, other	208	325
Stock based expense	91	88
Net operating loss carryforwards	1,456	2,222
Deferred tax asset arising from merger	87	198

Total deferred tax assets	6,017	7,007
Deferred tax liabilities
Depreciation	$(545)	$(781)
Adjustments arising from acquisitions	(1,110)	(1,426)
Mortgage servicing rights	(1,227)	(1,363)
Securities available-for-sale	(594)	(149)
Federal Home Loan Bank dividend received in stock	(787)	(791)
Deferred loan fees & costs	(642)	(457)
Other	(265)	(214)

Total deferred tax liabilities	(5,170)	(5,181)

Valuation allowance on NOL carryforwards	(370)	(370)

Net deferred tax liabilities	$477	$1,456

The December 31, 2006 deferred tax asset includes $3,827 of purchase accounting and other merger related deferred tax assets transferred in as a result of the Company’s merger. The Federal net operating loss is related to an acquisition in 2005. The NOL expires in 2021 thru 2024. The NOL can be used at a rate of $158,673 per year. Due to Section 382 limitations, any unused amounts that can not be used will expire. Thus, the valuation allowance was established.

80.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 13. Benefit Plans

The Company’s Employee Stock Ownership Plan (“the Plan”) covered all full-time employees who had completed six months of service and have attained the minimum age of twenty and one-half years. As of October 1, 2006, the Company terminated this plan and began the process of distributing the assets of the plan to participants. All of the Plan assets had been distributed to the participants as of March 31, 2007. The Plan no longer owns shares of the Company’s common stock. The Company expensed all cash contributions made to the Plan. Contributions were $1, $165 and $223, for the years ended December 31, 2007, 2006 and 2005.

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits under the company safe harbor plan status. In 2007, the Company contributed 3% of employee wages to all eligible participants regardless of whether and to what extent the employee elected a salary deferral.

Contributions to the 401(k) plan are expensed currently and approximated $456, $427 and $415 for the years ended December 31, 2007, 2006, and 2005.

Note 14. Share Based Compensation

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company’s common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 347,000 shares available to grant under this plan.

In addition to the Company plans described above, in conjunction with the merger with Centrue Financial Corporation, all outstanding options at Centrue Financial were converted into options to acquire Company common stock, as adjusted for the exchange ratio. Following the merger, no additional options are issuable under any of the former Centrue plans.

The Company’s compensation committee awarded 5,000 restricted common stock awards available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date.

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $151 and $353 for 2007 and 2006. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $20 for 2007.

81.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 14. Share Based Compensation (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2007		2006	2005

Fair value	$4.41 -	4.65	$4.89	$4.94
Risk-free interest rate	4.06 -	4.95%	5.14%	4.56%
Expected option life (years)		6	6	5
Expected stock price volatility	23.33 -	23.67%	23.45%	23.45%
Dividend yield	2.57 -	2.64%	2.47%	1.92%

During 2007 options were granted at three separate dates (Jan 31st, Apr 24th, and Oct 30th). Therefore a range of values have been shown in the table above.

A summary of the status of the option plan for 2007 is presented below:

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	494,424	$18.47
Granted	108,000	19.52
Exercised	(25,900)	12.75
Forfeited	(2,500)	14.22

Outstanding at end of year	574,024	$18.96	5.0 years	$2,065

Vested or expected to vest	118,040	18.81	4.6 years	$440

Exercisable at year end	450,424	$18.81	4.6 years	$1,669

82.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 14. Share Based Compensation (Continued)

Options outstanding at year-end 2007 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

$ 11.25 - 13.00	46,381	2.6 years	46,381	$11.60
13.88 - 18.50	143,443	3.2 years	143,443	15.60
19.03 - 23.31	384,200	5.9 years	260,600	21.86

	574,024	5.0 years	450,424	$18.81

Information related to the stock option plan during each year follows:

	2007	2006	2005

Intrinsic value of options exercised	$184	$250	$454
Cash received from option exercises	337	281	472
Tax benefit realized from option exercises	49	75	106
Weighted average of fair value of options granted	4.53	4.89	4.94

As of December 31, 2007, there was $491 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.83 years. As of December 31, 2007, there was $70 of total unrecognized compensation cost related to non-vested shares awarded under the restricted stock plan. The cost is expected to be recognized over a weighted-average period of 4 years.

Note 15. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 294,200 shares, 244,200 shares and 60,000 shares of common stock were outstanding for 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

83.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 15. Earnings Per Share (Continued)

	2007	2006	2005

Basic earnings per share
Income from continuing operations available to common stockholders	$11,116	$5,395	$4,172
Net loss from discontinued operations available to common stockholders	—	(415)	(206)

Net income available to common stockholders	$11,116	$4,980	$3,966

Weighted average common shares outstanding	6,342	4,119	3,944

Basic earnings per common share from continuing operations	$1.75	$1.31	$1.06
Basic earnings per common share from discontinued operations	—	(0.10)	(0.05)

Basic earnings per common share	$1.75	$1.21	$1.01

Diluted earnings per share
Weighted average common shares outstanding	6,342	4,119	3,944
Add dilutive effect of assumed exercised stock options	38	45	59

Weighted average common and dilutive potential shares outstanding	6,380	4,164	4,003

Diluted earnings per common share from continuing operations	$1.74	$1.30	$1.04
Diluted earnings per common share from discontinued operations	—	(0.10)	(0.05)

Diluted earnings per common share	$1.74	$1.20	$0.99

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Company and Centrue Bank meet all of the capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the corresponding regulatory agency categorized Centrue Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centrue Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Centrue Bank’s categories.

84.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 16. Regulatory Matters (Continued)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital (to risk-weighted assets)
Centrue Financial	$112,586	10.2%	$88,208	8.0%	N/A	N/A
Centrue Bank	120,489	11.0	87,633	8.0	109,541	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	101,831	9.2	44,104	4.0	N/A	N/A
Centrue Bank	109,734	10.0	43,816	4.0	65,725	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	101,831	7.7	52,983	4.0	N/A	N/A
Centrue Bank	109,734	8.3	52,983	4.0	66,229	5.0

As of December 31, 2006
Total capital (to risk-weighted assets)
Centrue Financial	$110,703	11.9%	$74,150	8.0%	N/A	N/A
Centrue Bank	113,579	12.4	73,533	8.0	91,933	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	99,869	10.8	37,075	4.0	N/A	N/A
Centrue Bank	102,745	11.2	36,766	4.0	55,160	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	99,869	7.9	49,798	4.0	N/A	N/A
Centrue Bank	102,745	8.3	49,424	4.0	61,805	5.0

The Company’s ability to pay dividends is dependent on the subsidiary bank, which is restricted by various laws and regulations. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $5,003 plus any 2008 net profits retained to the date of the dividend declaration.

Note 17. Fair Value of Financial Instruments

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. The carrying value and fair value of the subordinated debentures issued to capital trusts are estimated to be the same as the debentures all have variable interest rates. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. The fair value of debt and redeemable stock is based on current rates for similar financing. It was not practicable to determine the fair value of the restricted securities due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

85.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 17. Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$51,628	$51,628	$40,195	$40,195
Securities	238,661	238,661	290,224	290,224
Restricted Securities	10,670	N/A	8,468	N/A
Net Loans	946,530	952,096	826,109	821,817
Accrued interest receivable	7,517	7,517	7,673	7,673
Financial liabilities
Deposits	1,033,022	1,037,151	1,026,610	1,025,838
Federal funds purchased and securities sold under agreements to repurchase	44,937	44,937	36,319	36,319
Federal Home Loan Bank Advances	121,615	121,667	63,147	61,998
Notes payable	13,802	13,802	9,015	9,015
Subordinated debentures	20,620	20,468	20,620	20,620
Series B mandatory redeemable preferred stock	831	831	831	831
Accrued interest payable	6,213	6,213	5,895	5,895

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

86.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 18. Commitments, Contingencies, and Credit Risk (Continued)

The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

Centrue Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. Centrue Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

	Standby Letters of Credit	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates On Fixed Rate Commitments

Commitments
December 31, 2007	$9,568	$236,215	$26,073	$271,856	2.25% - 18.00%
December 31, 2006	$10,937	$159,944	$32,864	$203,745	2.25% - 18.00%

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, Centrue Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.

Standby letters of credit are conditional commitments issued by Centrue Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The standby letters of credit are unsecured.

The Company has employment agreements with certain executive officers and certain other management personnel. These agreements generally continue until terminated by the executive or the Company and provide for continued salary and benefits to the executive under certain circumstances. The agreements provide the employees with additional rights if there is a change of control of the Company.

The Company leases certain branch properties under operating leases. Rent expense was $333, $148, and $190 for 2007, 2006 and 2005. Rent commitments, before considering renewal options that generally are present, were as follows:

2008	$409
2009	419
2010	437
2011	447
2012	447
Thereafter	447

Total	$2,606

87.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 19. Condensed Financial Information - Parent Company Only

Condensed financial information for Centrue Financial Corporation follows:

Balance Sheets (Parent Company Only)

          ASSETS

	December 31,

	2007	2006

Cash and cash equivalents	$1,779	$1,512
Securities available for sale	2,711	4,729
Investment in subsidiaries	148,182	141,064
Other assets	2,214	2,036

	$154,886	$149,341

          LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2007	2006

LIABILITIES
Notes payable	$13,732	$8,866
Mandatory redeemable preferred stock	831	831
Subordinated debentures	20,620	20,620
Other liabilities	826	833

	36,009	31,150

Stockholders’ equity	118,876	118,191

	$154,886	$149,341

Income Statements (Parent Company Only)

	Years Ended December 31,

	2007	2006	2005

Dividends from subsidiaries	$7,661	$6,813	$5,031
Interest income	334	44	—
Other income	(122)	8	6
Interest expense	2,454	910	459
Other expense	912	1,066	488
Income tax benefit	(1,189)	(900)	(436)
Equity in undistributed earnings of subsidiaries (dividends in excess of earnings)	5,627	(602)	(353)

Net income	11,323	5,187	4,173
Less dividends on preferred stock	207	207	207

Net income on common stock	$11,116	$4,980	$3,966

88.

CENTRUE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

Note 19. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net income	$11,323	$5,187	$4,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	—	—
Undistributed earnings of subsidiaries	(5,627)	602	353
Amortization of deferred compensation-stock options	(20)	—	—
Decrease (increase) in other assets	159	(309)	(2)
Increase (decrease) in other liabilities	32	692	(708)

Net cash provided by operating activities	5,867	6,172	3,816
Cash flows from investing activities
Purchases of premises and equipment	—	—	—
Sales and maturities	1,018	—	—
Investment in subsidiaries	—	—	—

Net cash provided by financing activities	1,018	—	—

Cash flows from financing activities
Net increase (decrease) in notes payable	$4,866	$(1,550)	$2,925
Dividend paid on common stock	(3,241)	(1,347)	(1,721)
Dividend paid on preferred stock	(207)	(207)	(207)
Proceeds from exercise of stock options	386	357	579
Stock option expense	(61)	(352)	—
Purchase of treasury stock	(8,361)	(1,677)	(5,739)

Net cash used in financing activities	(6,618)	(4,776)	(4,163)

Net increase (decrease) in cash and cash equivalents	267	1,396	(347)
Cash and cash equivalents
Beginning of year	1,512	116	463

End of year	$1,779	$1,512	$116

Note 20. Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,

	2007	2006	2005

Change in unrealized gains on securities available-for-sale	$1,120	$125	$(2,050)
Reclassification adjustment for losses (gains) recognized in income	29	104	79

Net unrealized gains	1,149	229	(1,971)
Tax expense	445	89	(715)

Other comprehensive income	$704	$140	$(1,256)

89.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 21. Segment Information

The Company’s utilizes a line of business (LOB) reporting structure which was implemented as of January 1, 2005. The reportable segments were determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and other operations. Loans and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage and trust services generate the revenue in the wealth management segment; and holding company services and discontinued operations associated with the sale of the insurance segment generate the revenue in the operations & other segment. The “net allocations” line represents the allocation of the costs that are overhead being spread to the specific segments. With the sale of the Insurance unit, the results for Insurance were reclassified into the Operations & Other segment from the Wealth Management segment.

With the consolidation of the reporting systems during 2007, the 2006 data was able to be reported on a comparable basis to the data presented for 2007. Thus, 2006 data has been reported on a consistent basis with the results for 2007.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows:

	Retail Segment	Commercial Segment	Treasury Segment	Wealth Management	Other Operations	Continuing Operations

2007
Net interest income (loss)	$12,971	$26,826	$1,446	$72	$(2,474)	$38,841
Other revenue	8,938	1,832	(22)	1,892	3,025	15,665
Other expense	11,429	3,214	218	1,654	15,321	31,836
Noncash items
Depreciation	1,769	16	—	16	1,389	3,190
Provision for loan losses	43	632	—	—	—	675
Other intangibles	2,303	—	—	4	—	2,307
Net allocations	3,882	9,407	3,405	16	(16,710)	—
Income tax expense	820	5,078	(726)	90	(87)	5,175
Segment profit (loss)	1,663	10,311	(1,473)	184	638	11,323
Goodwill	11,910	12,421	—	1,167	—	25,498
Segment assets	306,156	741,861	268,484	1,289	47,209	1,364,999

90.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 21. Segment Information (Continued)

	Retail Segment	Commercial Segment	Treasury Segment	Wealth Management	Other Operations	Continuing Operations

2006
Net interest income (loss)	$8,464	$14,476	$537	$260	$(1,230)	$22,507
Other revenue	3,999	571	(105)	1,295	928	6,688
Other expense	6,349	2,550	267	1,483	9,118	19,767
Noncash items
Depreciation	1,049	12	—	8	1,476	2,545
Provision for loan losses	325	(1,600)	—	—	—	(1,275)
Other intangibles	343	—	—	1	67	411
Net allocations	3,231	5,221	812	880	(10,144)	—
Income tax expense	380	2,440	(578)	(240)	143	2,145
Segment profit (loss)	786	6,424	(69)	(577)	(962)	5,602
Goodwill	11,834	12,395	—	1,167	—	25,396
Segment assets	240,872	686,495	328,481	1,330	25,847	1,283,025

	Retail Segment	Commercial Segment	Treasury Segment	Wealth Management	Other Operations	Continuing Operations

2005
Net interest income (loss)	$7,527	$13,191	$302	$102	$(129)	$20,993
Other revenue	3,948	411	(79)	1,321	697	6,298
Other expense	6,913	3,382	230	1,391	7,099	19,015
Noncash items
Depreciation	1,060	13	—	82	1,053	2,208
Provision for loan losses	420	(170)	—	—	—	250
Other intangibles	—	—	—	6	114	120
Net allocations	2,886	4,603	523	844	(8,856)	—
Income tax expense	67	1,573	(431)	(231)	341	1,319
Segment profit (loss)	129	4,201	(99)	(669)	817	4,379
Goodwill	2,512	2,631	—	1,820	—	6,963
Segment assets	99,916	330,240	216,355	3,723	25,988	676,222

Note 22. Discontinued Operations

On September 30, 2006, the Company sold its Insurance business unit of its Wealth Management segment to the Phoenix Group for $1,200. In accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”) the results of operations of the insurance division are reflected in the Company’s statements of income for 2006 and 2005 as “discontinued operations.” The loss on sale of the insurance unit of $452 and related tax benefit of $175 are included in discontinued operations as of December 31, 2006. Additionally, approximately $1,030 of goodwill and intangibles attributed to the Insurance unit on the Company’s balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

91.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 22. Discontinued Operations (Continued)

	December 31,

	2006	2005

Net interest income	$(5)	$(8)

Noninterest income	976	1,305
Noninterest expense	1,196	1,623

Loss from discontinued operations before income taxes	(225)	(326)
Loss on disposal	(452)	—
Benefit for taxes	(262)	(120)

Net income (loss) from discontinued operations	$(415)	$(206)

Note 23. Business Combination

On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. As a result of this merger, the Company increased its market share in the northern and central Illinois markets, expanded its customer base to enhance deposit fee income, marketed additional products and services to new customers and reduced operating costs through economies of scale.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$26,506
Securities available-for-sale	125,756
Loans	431,692
Goodwill	19,086
Premises and equipment, net	20,701
Core deposit and other intangibles	13,035
Other assets	14,795

Total assets acquired	651,571
Deposits	(523,630)
Other liabilities	(78,625)

Total liabilities assumed	(602,255)

Net assets acquired	$49,316

92.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 23. Business Combination (Continued)

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

	(Unaudited)

	December 31,

	2006	2005

Net interest income	$39,127	$39,117
Net income	$4,228	$8,553
Basic earnings per share	$0.98	$2.03
Diluted earnings per share	$0.97	$2.00

Note 24. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2007 Three Months Ended				Year Ended December 31, 2006 Three Months Ended

	Dec. 31	Sep. 30	June 30	March 31	Dec. 31	Sep. 30	June 30	March 31

Total interest income	$21,549	$21,561	$20,653	$19,813	$15,197	$9,802	$9,476	$9,383
Total interest expense	11,606	11,477	11,162	10,490	7,902	4,728	4,523	4,198

Net interest income	9,943	10,084	9,491	9,323	7,295	5,074	4,953	5,185

Provision for loan losses	449	—	226	—	25	(200)	(300)	(800)
Noninterest income	3,850	4,367	4,194	3,254	2,363	1,481	1,380	1,464
Noninterest expense	8,908	8,631	9,846	9,948	8,372	4,591	4,767	4,993

Income (loss) before income taxes	4,436	5,820	3,613	2,629	1,261	2,164	1,866	2,456
Income tax expense (benefit)	1,356	1,982	1,107	730	162	658	543	782

Income from continuing operations	3,080	3,838	2,506	1,899	1,099	1,506	1,323	1,674
Loss on discontinued operations	—	—	—	—	(88)	(270)	(29)	(28)

Net income	3,080	3,838	2,506	1,899	1,011	1,236	1,294	1,646
Preferred stock dividend	51	52	52	52	51	52	52	52

Net income (loss) for common stockholders	$3,029	$3,786	$2,454	$1,847	$960	$1,184	$1,242	$1,594

Basic earnings per share from continuing operations	$0.49	$0.60	$0.38	$0.29	$0.20	$0.39	$0.32	$0.40

Diluted earnings per share from continuing operations	$0.49	$0.60	$0.38	$0.28	$0.20	$0.38	$0.31	$0.40

Basic earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.07)	$(0.01)	$(0.00)

Diluted earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.07)	$(0.01)	$(0.00)

Basic earnings (loss) per share	$0.49	$0.60	$0.38	$0.29	$0.18	$0.32	$0.31	$0.39

Diluted earnings (loss) per share	$0.49	$0.60	$0.38	$0.28	$0.18	$0.31	$0.31	$0.39

93.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2007, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting. Management of Centrue Financial Corporation (“the Company”) is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on page 50.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

94.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company’s 2008 Proxy Statement under the caption “Election of Directors”, on page 9 of the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance,” on page 24 under the caption “Audit Committee Financial Expert” and on page 5 under the caption “Code of Ethics” is incorporated herein by reference. The Company’s executive officers are identified under the caption “Executive Officers” contained in Part I of this report.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Walter E. Breipohl, Randall E. Ganim and Scott C. Sullivan.

Item 11.	Executive Compensation

The information on page 6 under the caption “Compensation of Directors”, pages 10 through 22 of the 2008 Proxy Statement under the caption “Compensation Discussion and Analysis,” page 10 under the caption “Executive and Compensation Committee Interlocks,” and “Report of Executive & Compensation Committee” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information on pages 7 through 9 of the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

The following table summarizes information about our equity compensations plans by type as of December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by stockholders (1)	567,174	$18.9936	347,000

Equity compensation plan not approved by stockholders (2)	6,850	$16.0625	—

Total	574,024	$18.9586	347,000

(1)

Includes shares issuable under the 1993 Stock Option Plan and shares issuable under the 2003 Stock Option Plan. The 1993 Stock Option Plan terminated April 12, 2003; therefore, no further stock options will be issued under this Plan. Also includes shares issuable under the pre-merger Centrue Equity Compensation plans. These plans were terminated as a result of the merger; therefore, no further stock options will be issued under these plans.

95.

(2)

Includes shares issued under the 1999 Non-qualified Stock Option Plan, The Company authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and vested in three years. The options have an exercise period of ten years from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information on page 22 of the 2008 Proxy Statement under the caption “Transactions with Management” and on page 2 under the caption “Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information on page 23 of the 2008 Proxy Statement under the caption “Accountant Fees” is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to Financial Statements

The index to Financial Statements is contained in Item 8, appearing on page 49 of this Form10-K.

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

96.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Thomas A. Daiber

Thomas A. Daiber
President and Principal Executive Officer

By:	/s/ Kurt R. Stevenson

Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008

/s/ Richard J. Berry	/s/ Michael J. Hejna

Richard J. Berry	Michael J. Hejna
Director	Director

/s/ Walter E. Breipohl	/s/ Dennis J. McDonnell

Walter E. Breipohl	Dennis J. McDonnell
Director	Director

/s/ Thomas A. Daiber	/s/ John A. Shinkle

Thomas A. Daiber	John A. Shinkle
Director	Director

/s/ Randall E. Ganim	/s/ Mark L. Smith

Randall E. Ganim	Mark L. Smith
Director	Director

/s/ Michael A. Griffith	/s/ Scott C. Sullivan

Michael A. Griffith	Scott C. Sullivan
Director	Director

Centrue Financial Corporation

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K

Exhibits

3.1	Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

3.2	Bylaws of the Company [incorporated by reference from Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007].

4.1

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.3	Specimen Common Stock Certificate [incorporated by reference from Exhibit 4.3 to Annual Report on Form 10-K for this year ended Dec. 31, 2006].

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

10. 3

Centrue Financial Corporation 1999 Nonqualified Stock Option Plan [incorporated by reference from Exhibit 10.1 to the registration statement on Form S-8 filed by the Company on December 10, 1999 (File No. 333-92549)].

10.4

Centrue Financial Corporation 2000 Incentive Compensation Plan [incorporated by reference from Exhibit 10.1 to Centrue’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 13, 2001].

10.5	Centrue Financial Corporation Amended and Restated 2003 Stock Option Plan [incorporated by reference from Centrue’s 2007 Proxy Statement].

10.6	Form of Stock Option Agreements [incorporated by reference from Exhibit 10.2 and 10.3 to Form 10-Q for the Quarter Ended March 31, 2007]

10.7	Thomas A. Daiber Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-1 to Exhibit 2.1)].

10.8	Kurt R. Stevenson Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-3 to Exhibit 2.1)]

10.9	Amendment to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on November 17, 2006].

10.10	Donald M. Davis Employment Agreement [incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007].

10.11	Roger D. Dotson Employment Agreement [incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.12	Steven E. Flahaven Employment Agreement [incorporated by reference from Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.13	Heather M. Hammitt Employment Agreement [incorporated by reference from Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.14	Kenneth A. Jones Employment Agreement [incorporated by reference from Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.15	Diane F. Leto Employment Agreement [incorporated by reference from Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.16	Michael A. O’Gorman Employment Agreement [incorporated by reference from Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.17	Ricky R. Parks Employment Agreement [incorporated by reference from Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.18	Everett J. Solon Employment Agreement [incorporated by reference from Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.19	Non-employee Directors’ Deferred Compensation Plan [incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed December 21, 2006].

10.20	Kankakee Bancorp, Inc. 1992 Stock Option Plan [incorporated by reference from Schedule 14A for the 1993 Annual Meeting of Stockholders of former Centrue Financial Corporation (Filer No. 001-15025)].

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

10.25	Executive Deferred Compensation Plan [incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on December 14, 2007].

14.1	Code of Ethics [filed herewith].

21.1	Subsidiaries of Centrue Financial Corporation.

23.1	Consent of Crowe Chizek and Company LLC.

31.1.	Certification of Thomas A. Daiber, the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt R. Stevenson, the Company’s Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2*

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Senior Executive Vice President and Principal Financial and Accounting Officer.

*

This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.