Form 10-Q
period 2008-03-31
CENTRUE FINANCIAL CORP
filed 2008-05-09
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2008
                         Commission File Number: 0-28846

                          Centrue Financial Corporation
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

             Delaware                                  36-3145350
    (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                       Number)

                 7700 Bonhomme Avenue, St. Louis, Missouri 63105
           (Address of principal executive offices including zip code)

                                 (314) 505-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer [ ]                   Accelerated filer [X]
        Non-accelerated filer   [ ]           Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Shares outstanding at May 9, 2008
-----------------------------       --------------------------------------------
Common Stock, Par Value $1.00                        6,026,996

================================================================================

                          Centrue Financial Corporation
                                 Form 10-Q Index
                                 March 31, 2008

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           o   Unaudited Consolidated Balance Sheets .........................1

           o   Unaudited Consolidated Statements of Income and
                  Comprehensive Income .......................................2

           o   Unaudited Consolidated Statements of Cash Flows ...............4

           o   Notes to Unaudited Consolidated Financial Statements ..........5

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................15

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk .............................................28

Item 4.    Controls and Procedures ..........................................29

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ................................................30

Item 1A.   Risk Factors .....................................................30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......30

Item 3.    Defaults Upon Senior Securities ..................................30

Item 4.    Submission of Matters to a Vote of Security Holders ..............30

Item 5.    Other Information ................................................31

Item 6.    Exhibits .........................................................31

SIGNATURES ..................................................................32

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                          March 31,    December 31,
                                                                                            2008           2007
                                                                                         -----------   -------------
ASSETS
   Cash and cash equivalents                                                             $    50,606   $     51,628
   Securities available-for-sale                                                             207,267        238,661
   Restricted securities                                                                      10,670         10,670
   Loans                                                                                   1,016,097        957,285
   Allowance for loan losses                                                                 (11,221)       (10,755)
                                                                                         -----------   ------------
      Net loans                                                                            1,004,876        946,530
   Cash surrender value of life insurance                                                     27,147         26,895
   Mortgage servicing rights                                                                   3,090          3,161
   Premises and equipment, net                                                                34,649         35,615
   Goodwill                                                                                   25,101         25,498
   Intangible assets, net                                                                     10,495         11,007
   Other real estate                                                                           1,153          2,937
   Other assets                                                                               12,798         12,397
                                                                                         -----------   ------------

      Total assets                                                                       $ 1,387,852   $  1,364,999
                                                                                         ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Deposits
         Non-interest-bearing                                                            $   118,368   $    114,360
         Interest-bearing                                                                    930,681        918,662
                                                                                         -----------   ------------
            Total deposits                                                                 1,049,049      1,033,022
      Federal funds purchased and securities sold under agreements to repurchase              49,166         44,937
      Federal Home Loan Bank advances                                                        115,408        121,615
      Notes payable                                                                           24,031         13,802
      Series B mandatory redeemable preferred stock                                              831            831
      Subordinated debentures                                                                 20,620         20,620
      Other liabilities                                                                       10,877         11,296
                                                                                         -----------   ------------
         Total liabilities                                                                 1,269,982      1,246,123

   Commitments and contingent liabilities                                                          -              -

   Stockholders' equity
      Series A convertible preferred stock (aggregate liquidation preference of 2,762)           500            500
      Common stock, $1 par value, 15,000,000 shares authorized;7,451,210 and 7,438,110
         shares issued at March 31, 2008 and at December 31, 2007                              7,451          7,438
      Surplus                                                                                 71,131         70,901
      Retained earnings                                                                       61,219         60,344
      Accumulated other comprehensive income (loss)                                              (11)           939
                                                                                         -----------   ------------
                                                                                             140,290        140,122
      Treasury stock, at cost 1,425,064 shares at March 31, 2008 and 1,366,564 at
         December 31, 2007                                                                   (22,420)       (21,246)
                                                                                         -----------   ------------
         Total stockholders' equity                                                          117,870        118,876
                                                                                         -----------   ------------

            Total liabilities and stockholders' equity                                   $ 1,387,852   $  1,364,999
                                                                                         ===========   ============

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       1.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         -------------------------
                                                                                             2008         2007
                                                                                         -----------   -----------
Interest income
   Loans                                                                                 $    17,295   $    16,046
   Securities
      Taxable                                                                                  2,474         3,277
      Exempt from federal income taxes                                                           358           382
   Federal funds sold and other                                                                   55           108
                                                                                         -----------   -----------
      Total interest income                                                                   20,182        19,813

Interest expense
   Deposits                                                                                    8,340         8,817
   Federal funds purchased and securities sold under agreements to repurchase                    333           410
   Federal Home Loan Bank advances                                                             1,172           645
   Series B mandatory redeemable preferred                                                        12            12
   Subordinated debentures                                                                       384           448
   Notes payable                                                                                 238           158
                                                                                         -----------   -----------
      Total interest expense                                                                  10,479        10,490

Net interest income                                                                            9,703         9,323
Provision for loan losses                                                                        766             -
                                                                                         -----------   -----------
Net interest income after Provision for loan losses                                            8,937         9,323

Noninterest income
   Service charges                                                                             1,636         1,583
   Trust income                                                                                  253           229
   Mortgage banking income                                                                       446           434
   Brokerage commissions and fees                                                                102           126
   Bank owned life insurance                                                                     252           241
   Securities gains                                                                              848             -
   Gain on sale of OREO                                                                           96            82
   Gain on sale of other assets                                                                  482             -
   Other income                                                                                  823           559
                                                                                         -----------   -----------
                                                                                               4,938         3,254

Noninterest expenses
   Salaries and employee benefits                                                              4,829         5,148
   Occupancy                                                                                   1,210           941
   Furniture and equipment                                                                       611           695
   Marketing                                                                                     223           192
   Supplies and printing                                                                         131           181
   Telephone                                                                                     241           178
   Data Processing                                                                               303           583
   Amortization of intangible assets                                                             909           621
   Other expenses                                                                              1,859         1,409
                                                                                         -----------   -----------
                                                                                              10,316         9,948

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       2.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                         -------------------------
                                                                                            2008          2007
                                                                                         -----------   -----------
Income before income taxes                                                                     3,559         2,629
Income taxes                                                                                   1,114           730
                                                                                         -----------   -----------
      Net income                                                                         $     2,445   $     1,899
                                                                                         ===========   ===========

Preferred stock dividends                                                                         52            52
                                                                                         -----------   -----------
Net income for common stockholders                                                       $     2,393   $     1,847
                                                                                         ===========   ===========

Basic earnings per common share                                                          $      0.40   $      0.29
                                                                                         ===========   ===========
Diluted earnings per common share                                                        $      0.39   $      0.28
                                                                                         ===========   ===========

Total comprehensive income:
   Net income                                                                            $     2,445   $     1,899
   Change in unrealized gains (losses) on available for sale securities                         (950)          173
   Tax effect                                                                                   (368)           67
                                                                                         -----------   -----------
   Total comprehensive income, net of tax                                                       (582)          106
                                                                                         -----------   -----------
   Total comprehensive income                                                            $     1,863   $     2,005
                                                                                         ===========   ===========

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       3.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                   2008        2007
                                                                                ---------   ---------
Cash flows from operating activities
   Net income                                                                   $   2,445   $   1,899
   Adjustments to reconcile net income to
   Net cash provided by operating activities
      Depreciation                                                                    875         845
      Amortization of intangible assets                                               909         621
      Amortization of mortgage servicing rights, net                                  143         108
      Amortization of bond premiums, net                                               55          55
      Share based compensation                                                         41           6
      Provision for loan losses                                                       766           -
      Earnings on bank-owned life insurance                                          (252)       (241)
      Securities losses/(gains), net                                                 (848)          -
      (Gain) loss on sale of real estate acquired in settlement of loans              (76)        (82)
      (Gain) loss on sale of loans                                                   (358)       (291)
      (Gain) on sale of branch                                                       (482)          -
      Proceeds from sales of loans held for sale                                   34,812      10,248
      Origination of loans held for sale                                          (38,733)    (10,699)
      Change in assets and liabilities
         (Increase) decrease in other assets                                          185      (3,273)
         Increase (decrease) in other liabilities                                    (652)      3,942
                                                                                ---------   ---------
            Net cash provided by (used in) operating activities                    (1,170)      3,138

Cash flows from investing activities
   Proceeds from maturities and paydowns of securities available for sale          92,046      13,461
   Purchases of securities available for sale                                     (61,300)     (3,638)
   Net decrease (increase) in loans                                               (69,983)    (33,197)
   Purchase of premises and equipment                                                (318)       (817)
   Proceeds from sale of OREO                                                       2,287         199
   Sale of Branches, net of premium received                                       (7,746)          -
                                                                                ---------   ---------
         Net cash provided by (used in) investing activities                      (45,014)    (23,992)

Cash flows from financing activities
   Net increase (decrease) in deposits                                             38,713      30,687
   Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                            4,229       5,149
   Repayment of advances from the Federal Home Loan Bank                         (145,207)     (5,409)
   Proceeds from advances from the Federal Home Loan Bank                         139,000           -
   Payments on notes payable                                                          (21)       (255)
   Proceeds from notes payable                                                     10,250           -
   Dividends on common stock                                                         (789)       (775)
   Dividends on preferred stock                                                       (52)        (52)
   Proceeds from exercise of stock options                                            214         266
   Purchase of treasury stock                                                      (1,175)        (42)
                                                                                ---------   ---------
         Net cash provided by financing activities                                 45,162      29,569
                                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents                               (1,022)      8,715

Cash and cash equivalents
   Beginning of period                                                             51,628      40,195
                                                                                ---------   ---------
   End of period                                                                $  50,606   $  48,910
                                                                                =========   =========

Supplemental disclosures of cash flow information
   Cash payments for
      Interest                                                                  $  11,246   $   9,947
      Income taxes                                                                      -           -
      Transfers from loans to other real estate owned                                 492       2,242

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------
                                       4.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of products and services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis, and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the "Bank") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The allowance for loan losses, carrying value of goodwill, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Assets held in an agency or fiduciary capacity, other than trust cash on deposit with Centrue Bank, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three months ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands (000s), except shares and per share data.

Note 2. Earnings Per Share

Basic earnings per common share is net income for common shareholders for the three months ended March 31, 2008 and 2007 divided by the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential shares issuable under stock options and Series A convertible preferred shares using the treasury stock method. Computations for basic and diluted earnings per share are provided below:

--------------------------------------------------------------------------------
                                       5.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 2. Earnings Per Share (continued)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                          2008           2007
                                                                     -------------   -----------
Basic Earnings Per Common Share
   Net income available to common shareholders                       $       2,393   $     1,847
   Weighted average common shares outstanding                            6,052,000     6,462,000
                                                                     -------------   -----------
      Basic earnings per common share                                $        0.40   $      0.29
                                                                     =============   ===========
Diluted Earnings Per Common Share
   Weighted average common shares outstanding                            6,052,000     6,462,000
   Add: dilutive effect of assumed exercised stock options                  37,000        35,000
                                                                     -------------   -----------
   Weighted average common and dilutive
      potential shares outstanding                                       6,089,000     6,497,000
                                                                     =============   ===========
      Diluted earnings per common share                              $        0.39   $      0.28
                                                                     =============   ===========

There were approximately 340,800 and 276,200 options outstanding for the three months ended March 31, 2008 and 2007, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

Note 3. Securities

The Company's consolidated securities portfolio, which represented 18.8% of the Company's 2008 first quarter average earning asset base, is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. All of the Company's securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at March 31, 2008 and December 31, 2007, respectively:

                                                                      March 31, 2008
                                                       -----------------------------------------------
                                                                      Gross       Gross
                                                         Fair      Unrealized   Unrealized     % of
                                                         Value        Gains       Losses     Portfolio
                                                       ---------   ----------   ----------   ---------
U.S. government agencies                               $  19,960   $      807   $        -         9.6%
States and political subdivisions                         41,344        1,048         (108)       19.9
U. S. government mortgage-backed securities               93,422          850         (123)       45.2
Collateralized mortgage obligations                       23,401          141         (262)       11.3
Equity securities                                         27,176           92       (2,448)       13.1
Corporate                                                  1,964           24          (39)        0.9
                                                       ---------   ----------   ----------   ---------
                                                       $ 207,267   $    2,962   $   (2,980)      100.0%
                                                       =========   ==========   ==========   =========

                                                                      December 31, 2007
                                                       -----------------------------------------------
                                                                      Gross       Gross
                                                         Fair      Unrealized   Unrealized     % of
                                                         Value        Gains       Losses     Portfolio
                                                       ---------   ----------   ----------   ---------
U.S. government agencies                               $ 103,624   $    1,415   $      (14)       43.5%
States and political subdivisions                         41,561          501          (13)       17.4
U. S. government mortgage-backed securities               47,784          287         (106)       20.0
Collateralized mortgage obligations                       24,077           68         (100)       10.1
Equity securities                                         18,874          105         (609)        7.9
Corporate                                                  2,741            9          (10)        1.1
                                                       ---------   ----------   ----------   ---------
                                                       $ 238,661   $    2,385   $     (852)      100.0%
                                                       =========   ==========   ==========   =========

--------------------------------------------------------------------------------
                                       6.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 3. Securities (continued)

Management does not believe any individual unrealized losses as of March 31, 2008, identified in the preceding tables represent other-than-temporary impairment. These unrealized losses are primarily attributable to changes in the interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

The amounts below include the activity related to security sales and calls. The activity related to securities available-for-sale were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2008       2007
                                                             ---------   ------
 Proceeds                                                    $  83,897   $
 Realized gains                                              $     848   $
 Realized losses                                             $       -   $

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of March 31, 2008 and December 31, 2007, respectively:

                                  March 31, 2008           December 31, 2007
                                -------------------   -------------------------
                                     $          %         $             %
                                -----------   -----   ----------   ------------
 Commercial                     $   197,683    19.5%  $  181,210           18.9%
 Agricultural                        14,671     1.4       21,861            2.3
 Real estate:
    Commercial mortgages            398,639    39.2      362,920           37.9
    Construction                    177,028    17.4      159,274           16.6
    Agricultural                     22,597     2.2       23,560            2.5
    1-4 family mortgages            197,650    19.5      198,208           20.7
 Installment                          7,356     0.7        8,611            0.9
 Other                                  473     0.1        1,641            0.2
                                -----------   -----   ----------   ------------
 Total loans                      1,016,097   100.0%     957,285          100.0%
                                              =====                ============
 Allowance for loan losses          (11,221)             (10,755)
                                -----------           ----------
    Loans, net                  $ 1,004,876           $  946,530
                                ===========           ==========

The following table presents data on impaired loans:

                                                              March 31,   December 31,
                                                                 2008         2007
                                                              ---------   ------------
   Impaired loans for which an allowance has been provided    $   6,179   $      5,502
   Impaired loans for which no allowance has been provided        3,723          5,923
                                                              ---------   ------------
   Total loans determined to be impaired                      $   9,902   $     11,425
                                                              =========   ============
   Allowance for loan loss for impaired loans included in
      the allowance for loan losses                           $   2,212   $      2,350
                                                              =========   ============

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

--------------------------------------------------------------------------------
                                       7.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 4. Loans (continued)

As of March 31, 2008, the Company had $3,920 of loans held for sale and at December 31, 2007, the Company had $1,598 of loans held for sale.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are summarized below:

                                                                 Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                 2008           2007
                                                             -------------   ----------
 Beginning balance                                           $      10,755   $   10,835
 Charge-offs                                                          (398)        (498)
 Recoveries                                                             98          270
 Provision for loan losses                                             766            -
                                                             -------------   ----------
 Ending balance                                              $      11,221   $   10,607
                                                             =============   ==========
 Period end total loans                                      $   1,016,097   $  868,529
                                                             =============   ==========
 Average loans                                               $     999,042   $  856,962
                                                             =============   ==========
 Ratio of net charge-offs to average loans                            0.03%        0.03%
 Ratio of provision for loan losses to average loans                  0.08         0.00
 Ratio of allowance for loan losses
    to period end total loans                                         1.10         1.22
 Ratio of allowance for loan losses
    to total nonperforming loans                                    276.52       112.65
 Ratio of allowance for loan losses
    to average loans                                                  1.12         1.24

Note 5. Share Based Compensation

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 254,000 shares available for grant under this plan.

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

--------------------------------------------------------------------------------
                                       8.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5. Share Based Compensation (continued)

The Company's compensation committee awarded 5,000 restricted common stock awards available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Currently, there are 1,000 shares of the restricted stock that have vested.

A summary of the status of the option plans as of March 31, 2008, and changes during the period ended on those dates is presented below:

                                                            March 31, 2008
                                           ------------------------------------------------
                                                                    Weighted-
                                                      Weighted-      Average
                                                       Average      Remaining     Aggregate
                                                       Exercise    Contractual    Intrinsic
                                           Shares       Price         Life          Value
                                           -------   -----------   -----------   ----------
Outstanding at January 1, 2008             574,024   $     18.96
Granted                                     93,000         17.63
Exercised                                  (13,100)        16.36
Forfeited                                  (37,710)        20.69
                                           -------   -----------
Outstanding at end of period               616,214   $     18.71     5.2 years   $    1,124
                                           =======   ===========   ===========   ==========
Vested or expected to vest                 606,620         18.71     5.0 years        1,114
Options exercisable at period end          403,014   $     18.71     4.5 years   $      896
                                           =======   ===========   ===========   ==========

Options outstanding at March 31, 2008 and December 31, 2007 were as follows:

                                                Outstanding               Exercisable
                                           ---------------------   ------------------------
                                                      Weighted-
                                                       Average                    Weighted-
                                                      Remaining                    Average
                                                     Contractual                  Exercise
      Range of Exercise Prices              Number       Life          Number       Price
------------------------------------       -------   -----------   -----------   ----------
March 31, 2008:

   $   11.25   -   $  13.00                 46,381     2.3 years        46,381   $    11.60
       13.88   -      18.50                216,033     4.9 years       123,033        15.55
       19.03   -      23.31                353,800     5.8 years       233,600        21.79
                                           -------   -----------   -----------   ----------
                                           616,214     5.2 years       403,014   $    18.71
                                           =======   ===========   ===========   ==========
December 31, 2007:

       11.25   -      13.00                 46,381     2.6 years        46,381        11.60
       13.88   -      18.50                143,443     3.2 years       143,443        15.60
       19.03   -      23.31                384,200     5.9 years       260,600        21.86
                                           -------   -----------   -----------   ----------
                                           574,024     5.0 years       450,424   $    18.81
                                           =======   ===========   ===========   ==========

--------------------------------------------------------------------------------
                                       9.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5. Share Based Compensation (continued)

Information related to the stock option plan during the quarter ended March 31, 2008 and 2007 is as follows:

                                                     March 31,   March 31,
                                                       2008        2007
                                                     ---------   ---------
Intrinsic value of options exercised                 $      37   $     124
Cash received from option exercises                        214         266
Tax benefit realized from option exercises                   -         103
Weighted average of fair value of options granted         3.36        4.65

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $24 and $6 for the three months ended March 31, 2008 and 2007. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $5 and $0 for the three months ended March 31, 2008 and 2007.

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

                                                     March 31,   March 31,
                                                       2008        2007
                                                     ---------   ---------
Fair value                                           $    3.36   $    4.69
   Risk-free interest rate                                2.75%       4.69%
   Expected option life (years)                              6           6
   Expected stock price volatility                       24.07%      23.67%
   Dividend yield                                         2.95%       2.68%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2008 and beyond is estimated as follows:

                                                       Amount
                                                     ---------
April, 2008 - December, 2008                         $     145
   2009                                                    172
   2010                                                    172
   2011                                                    160
   2012                                                    104
   2013                                                      5
                                                     ---------
      Total                                          $     758
                                                     =========

--------------------------------------------------------------------------------
                                       10.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 6. Contingent Liabilities and Other Matters

Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Note 7. Segment Information

The Company utilizes a line of business ("LOB") reporting structure which was implemented as of January 1, 2005. The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and other operations. Loans, and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage, and trust services generate the revenue in the wealth management segment and holding company services generate revenue in the other operations segment. The "net allocations" line represents the allocation of the costs that are overhead being spread to the specific segments.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies as forth in
Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows.

                                                             Three Months Ended
                                -----------------------------------------------------------------------------
                                                               March 31, 2008
                                -----------------------------------------------------------------------------
                                  Retail     Commercial    Treasury      Wealth        Other     Consolidated
                                 Segment      Segment       Segment    Management   Operations      Totals
                                ----------   ----------   ----------   ----------   ----------   ------------
Net interest income (loss)      $    3,256   $    5,911   $      602   $       (9)  $      (57)  $      9,703
Other revenue                        3,076          287          848          382          345          4,938
Other expense                        3,344        1,101          218          319        3,554          8,536
Noncash items
   Depreciation                        431            2            -            4          438            875
   Provision for loan losses             -          766            -            -            -            766
   Other intangibles                   507            -            -          398            -            905
Net allocations                        920        2,441          629            3       (3,993)             -
Income tax expense                     373          623          199         (116)          35          1,114
   Segment profit (loss)        $      757   $    1,265   $      404   $     (235)  $      254   $      2,445

Goodwill                        $   11,927   $   12,404   $        -   $      770   $        -   $     25,101
Segment assets                  $  300,540   $  798,855   $  205,825   $      913   $   81,719   $  1,387,852

                                                             Three Months Ended
                                -----------------------------------------------------------------------------
                                                               March 31, 2007
                                -----------------------------------------------------------------------------
                                  Retail     Commercial    Treasury      Wealth        Other     Consolidated
                                 Segment      Segment       Segment    Management   Operations      Totals
                                ----------   ----------   ----------   ----------   ----------   ------------
Net interest income (loss)      $    3,148   $    5,773   $      286   $       59   $       57   $      9,323
Other revenue                        1,952          204          294          516          288          3,254
Other expense                        2,883        1,094          159          541        3,812          8,489
Noncash items
   Depreciation                        398            4            -            6          429            837
   Provision for loan losses             -            -            -            -            -              -
   Other intangibles                   348            -            -          274           (1)           621
Net allocations                        942        2,239          898          161       (4,240)             -
Income tax expense                     106          442          (81)        (100)         364            731
   Segment profit (loss)        $      423   $    2,198   $     (396)  $     (307)  $      (19)  $      1,899

Goodwill                        $   11,843   $   12,387   $        -   $    1,166   $        -   $     25,396
Segment assets                  $  241,930   $  722,762   $  281,432   $    2,709   $   69,988   $  1,318,821

--------------------------------------------------------------------------------
                                       11.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 8. Borrowed Funds and Debt Obligations

On March 31, 2008, the Company entered into a new loan agreement with LaSalle Bank N.A. which provides for up to an aggregate principal amount of $35,250 in borrowings. The loan agreement consists of three credit facilities. The first credit facility consists of a $25,000 secured revolving line of credit which matures in December 2008. The second credit facility consists of a $250 secured term facility, which will mature in March 2015. The third credit facility consists of a $10,000 in subordinated debt, which also matures in March 2015. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. The interest rate on the revolving credit facility is three month LIBOR plus 125 basis points. Repayment of each of the three credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The revolving and term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as tier II capital for regulatory purposes. The loan agreement contains customary covenants, including but not limited to, Centrue Bank's maintenance of its status as well-capitalized, minimum return on average assets on an annual basis of 0.50%, maximum nonperforming assets to primary capital below 20%, and minimum loan loss reserves to total loans of 1.00%. The Company intends to use the credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of either the revolving credit facility or the subordinated debt credit facility.

Note 9. Business Acquisitions and Divestures

On March 28, 2008 the Company completed the sale of its Hanover and Elizabeth branches to Apple River State Bank headquartered in Apple River, Illinois. Apple River assumed approximately $25,300 in deposits and aquired $12,700 in loans, and $401 in premises and equipment. The net gain on the sale was $482.

On December 28, 2007, the Company entered into an agreement to sell its Manlius and Tampico, Illinois branches to Peoples National Bank headquartered in Kewanee, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Peoples National to assume approximately $31.3 million in deposits and $25.9 million in loans. Additionally, Peoples National Bank is acquiring premises and equipment of $276. The transaction is expected to be completed late in the second quarter of 2008. Management does not expect a loss on this transaction.

The proposed sale of the remaining branches in 2008 (Manlius and Tampico) is not expected to have a material impact on the future operations and results of the Company.

Note 10. Fair Value

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued staff position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact of adoption was not material.

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

      Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

--------------------------------------------------------------------------------
                                       12.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 10. Fair Value (continued)

      Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

      Level 3: Significant unobservable inputs to reflect a reporting entity's own assumptions about the assumptions that market participants would use to price an asset or liability.

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value are summarized below:

                                                            Fair Value Measurements at March 31, 2008 Using
                                                            -----------------------------------------------
                                                                             Quoted Prices in   Significant
                                                                              Active Markets       Other
                                                                               for Identical    Observable
                                                                                  Assets          Inputs
                                                            March 31, 2008      (Level 1)        (Level 2)
                                                            --------------   ----------------   -----------
Assets and Liabilities Measured on a Recurring Basis
----------------------------------------------------

Assets:
   Available for sale securities                            $      207,267   $              -   $   207,267

Assets and Liabilities Measured on a Non-Recurring Basis
--------------------------------------------------------

Assets:
   Impaired Loans                                           $        3,967   $              -   $     3,967

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,179 with a valuation allowance of $2,212, resulting in an additional provision for loan losses of $0 for the period.

--------------------------------------------------------------------------------
                                       13.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 11. Recent Accounting Developments

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

In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13 (b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13 (b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Due to the adoption of this item, the Company recorded an entry of $730 to the beginning balance for retained earnings as of January 1, 2008.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this standard was not material.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which is intended to improve financial reporting for derivative instruments and hedging activities. Additional disclosures will be required that require disclosure of the fair values of derivative instruments and their gains and losses in tabular format. It also requires disclosure of derivatives features that are credit risk-related. These changes will enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The impact of this statement will not have a material effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
                                       14.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of products and services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis, and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the "Bank") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The following discussion provides an analysis of the Company's results of operations and financial condition for the three months ended March 31, 2008 as compared to the same period in 2007. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three months ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands (000s), except shares and per share data.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company's 2007 Annual Report on Form 10-K.

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

--------------------------------------------------------------------------------
                                       15.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

General

First Quarter 2008 Highlights:

   o Nonrecurring activity for the quarter accounted for approximately $349,000 in net income after taxes or $0.06 per diluted share. Excluding nonrecurring activity, net income increased 10.4%, while diluted earnings per share rose 17.9%, in comparison to first quarter 2007 results.

   o  First quarter 2008 results included the following nonrecurring activity:

            o Approximately $84,000 in discounted agency securities were called resulting in a net gain on sale of $848. Cash received from the called securities was used to fund loans and reinvest in adjustable rate or "hybrid" securities.

            o   Net gain on sale of branches of $482.

            o Write-down of $397 in goodwill related to the anticipated sale of a business line within the Wealth Management segment.

            o Approximately $362 in costs associated with branch sales/closings, employee separation costs and other miscellaneous costs.

   o The loan portfolio increased $58,800 or 6.1% from year-end 2007 and $147,600 or 17.0% from first quarter 2007.

   o The level of nonperforming assets decreased $1,800 or 25.7% to $5,200 versus the $7.0 million that existed as of December 31, 2007.

   o The net interest margin decreased 10 basis points to 3.25% as compared to 3.35% recorded in the first and fourth quarters of 2007.

   o As part of an ongoing effort by the Company to redeploy capital to higher growth markets, the Company completed the sale of its Hanover and Elizabeth branches. The transaction resulted in selling $12,700 in loans and $25,300 in deposits and generated a net gain on sale of $482. Upcoming branch transactions include the previously announced sale of the Manlius and Tampico branches and closing of the Ashkum branch, both scheduled to be completed in the second quarter.

   o Entered into a $10,000 subordinated debt agreement with LaSalle Bank N.A. The subordinated debt credit facility is unsecured and is intended to qualify as tier II capital for regulatory purposes.

   o In an effort to provide greater visibility and recognition within the investment community, the Company relocated our corporate headquarters to St. Louis, Missouri.

--------------------------------------------------------------------------------
                                       16.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Results of Operations

   Net Income

Net income for the first quarter 2008 equaled $2,445 or $0.39 per diluted share as compared to $1,899 or $0.28 per diluted share in the same period of 2007. This represents increases of 28.8% in net income and 39.3% in diluted per share earnings.

Return on average assets was 0.71% for the first quarter of 2008 compared to 0.60% for the same period in 2007. Return on average stockholders' equity was 8.24% for the first quarter of 2008 compared to 6.50% for the same period in 2007.

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

Fully tax equivalent net interest income for the three months ended March 31, 2008 increased 4.1% to $9,968 as compared $9,574 for the same period in 2007. The improvement in net interest income was largely related to growth in the loan portfolio and a decrease in rates paid on interest bearing liabilities. These improvements were partially offset by reductions in the rates earned and volume of the securities portfolio and a decrease in rates earned on loans.

The net interest margin, on a tax equivalent basis, decreased 10 basis points to 3.25% as compared to the same period in 2007 and also decreased 10 basis points from the fourth quarter of 2007. The primary drivers for the decrease were compressed yields on the securities and loan portfolios, heightened competition for deposits and increased bank funding costs. Competitive pressures in pricing loans and deposits and expected future FOMC short-term rate reductions are likely to maintain pressure on the margin throughout 2008.

--------------------------------------------------------------------------------
                                       17.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                              AVERAGE BALANCE SHEET
                       AND ANALYSIS OF NET INTEREST INCOME

                                                    For the Three Months Ended March 31,
                                       --------------------------------------------------------------
                                                    2008                            2007
                                       ------------------------------  ------------------------------
                                                    Interest                        Interest                 Change Due To:
                                         Average    Income/   Average    Average    Income/   Average  --------------------------
                                         Balance    Expense     Rate     Balance    Expense     Rate    Volume    Rate      Net
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------
ASSETS

  Interest-earning assets
    Interest-earning deposits          $     2,977  $      7     0.92% $     3,554  $     13     1.48% $    (1) $     (5) $    (6)
    Securities
      Taxable                              191,235     2,453     5.16      252,872     3,305     5.30     (764)      (88)    (852)
      Non-taxable                           39,380       575     5.88       41,037       564     5.57      (20)       31       11
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

        Total securities (tax
          equivalent)                      230,615     3,028     5.28      293,909     3,869     5.34     (784)      (57)    (841)
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

    Federal funds sold                       4,200        37     3.54        6,103        82     5.45      (20)      (25)     (45)
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

    Loans
      Commercial                           220,667     3,742     6.82      182,954     3,721     8.25      752      (731)      21
      Real estate                          765,476    13,449     7.07      658,484    12,108     7.46    2,022      (681)   1,341
      Installment and other                 11,440       184     6.48       15,524       270     7.05      (64)      (22)     (86)
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

        Gross loans (tax
          equivalent)                      997,583    17,375     7.01      856,962    16,099     7.62    2,710    (1,434)   1,276
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

          Total interest-earnings
            assets                       1,235,375    20,447     6.66    1,160,528    20,063     7.01    1,905    (1,521)     384
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

  Noninterest-earning assets
    Cash and cash equivalents               33,429                          26,676
    Premises and equipment, net             35,422                          35,509
    Other assets                            72,259                          71,295
                                       -----------                     -----------

      Total nonearning assets              141,110                         133,480

        Total assets                   $ 1,376,485                     $ 1,294,008
                                       ===========                     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Interest-bearing liabilities
    NOW accounts                       $   112,010  $    403     1.45  $   102,601  $    420     1.66       41       (58)     (17)
    Money market accounts                  156,238     1,320     3.40      119,940     1,058     3.58      319       (57)     262
    Savings deposits                        89,413       142     0.64      102,559       181     0.72      (20)      (19)     (39)
    Time deposits                          565,086     6,475     4.61      587,319     7,157     4.94     (199)     (483)    (682)
    Federal funds purchased and
      repurchase Agreements                 50,214       333     2.66       36,372       410     4.57      138      (215)     (77)
    Advances from FHLB                     120,635     1,172     3.91       61,226       645     4.27      590       (63)     527
    Notes payable                           36,179       634     7.05       30,378       618     8.25      117      (101)      16
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

      Total interest-bearing
        liabilities                      1,129,775    10,479     3.73    1,040,395    10,489     4.09      986      (996)     (10)
                                       -----------  --------  -------  -----------  --------  -------  -------  --------  -------

  Noninterest-bearing liabilities
    Noninterest-bearing deposits           115,947                         125,507
    Other liabilities                       11,345                           9,700
                                       -----------                     -----------
      Total noninterest-bearing
        liabilities                        127,292                         135,207
                                       -----------                     -----------

    Stockholders' equity                   119,418                         118,406
                                       -----------                     -----------

    Total liabilities and              $ 1,376,485                     $ 1,294,008
      stockholders' equity             ===========                     ===========

    Net interest income (tax
      equivalent)                                   $  9,968                        $  9,574           $   919  $   (525) $   394
                                                    ========                        ========           =======  ========  =======
    Net interest income (tax
      equivalent) to total earning
      assets                                                     3.25%                           3.35%
                                                              =======                         =======
    Interest-bearing liabilities
      to earning assets                      91.45%                          89.65%
                                       ===========                     ===========

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

--------------------------------------------------------------------------------
                                       18.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

During the first quarter of 2008, the Company made a $766 provision to the allowance for loan losses as compared to reporting a $0 provision for same period in 2007.

The following factors have impacted 2008 provision levels:

   o  growth in loan portfolio;

   o  increase in action list loans since year-end;

   o identifying and addressing problem credits based on the recent deteriorating economic conditions;

Net charge-offs for the first quarter of 2008 were $300 compared with $228 for the comparable period in 2007. Annualized net charge-offs for the period was 0.03% of average loans compared with 0.03% of average loans for same period in 2007.

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

   Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2008       2007
                                                             --------   -------
Service charges                                                 1,636     1,583
Trust income                                                      253       229
Mortgage banking income                                           446       434
Brokerage commissions and fees                                    102       126
Bank owned life insurance                                         252       241
Securities gains, net                                             848         -
Gain on sale of Oreo                                               96        82
Gain on sale of Other Assets                                      482         -
Other income                                                      823       559
                                                             --------   -------

   Total noninterest income                                  $  4,938   $ 3,254
                                                             ========   =======

Noninterest income totaled $4,938 for the three months ended March 31, 2008, compared to $3,254 for the same period in 2007. Excluding $848 in net securities gains and $482 of net gains on the sale of other assets, noninterest income increased $354 or 10.9% during the first quarter of 2008 as compared to the same period in 2007. This growth was primarily due to the result of improvements in service charges and NSF fees on deposit accounts, volume related improvement from the mortgage banking division and increased revenue generated from electronic banking products.

--------------------------------------------------------------------------------
                                       19.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

   Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2008       2007
                                                             --------   -------
Salaries and employee benefits                               $  4,829   $ 5,148
Occupancy expense, net                                          1,210       941
Furniture and equipment expense                                   611       695
Marketing                                                         223       192
Supplies and printing                                             131       181
Telephone                                                         241       178
Data processing                                                   303       583
Amortization of intangible assets                                 909       621
Other expenses                                                  1,859     1,409
                                                             --------   -------
   Total noninterest expense                                 $ 10,316   $ 9,948
                                                             ========   =======

Noninterest expense totaled $10,316 for the three months ended March 31, 2008, compared to $9,948 for the same period in 2007. Excluding $759 of previously mentioned non-recurring items, noninterest expense declined $391 or 3.9% during the first quarter as compared to the same period in 2007. The decrease was primarily the result of reductions in salaries and employee benefits due to a decrease in full time equivalent employees, data processing costs related to the elimination of a redundant service provider and lower supplies expense.

   Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2008 and 2007.

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2008       2007
                                                             --------   -------

Income before income taxes                                   $  3,559   $ 2,629
Applicable income taxes                                         1,114       730
Effective tax rates                                              31.3%     27.8%

The Company recorded an income tax expense of $1,114 and $730 for the three months ended March 31, 2008 and 2007, respectively. Effective tax rates equaled 31.3% and 27.8% respectively, for such periods.

The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from state tax. Also, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax.

--------------------------------------------------------------------------------
                                       20.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Earnings Review by Business Segment

The Company's internal reporting and planning process focuses on four primary lines of business (Segment(s)): Retail, Commercial, Treasury and Wealth Management. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company's internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a stand alone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial, Treasury, and Wealth Management Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

      Retail Segment. The Retail Segment ("Retail") provides retail banking services to individual customers through the Company's branch locations in Illinois and Missouri. The services provided by this Segment include direct lending, checking, savings, money market, CD accounts, safe deposit rental, ATM's and other traditional and electronic banking services.

      Retail represented 30.9% of total Segment net income in the first quarter of 2008 as compared to 22.3% during same period in 2007. Retail assets were $300,540 at March 31, 2008, $306,156 at December 31, 2007 and $241,930 as of
March 31, 2007. This represented 21.7%, 22.4% and 18.3% of total consolidated assets, respectively.

      The increase from first quarter of 2007 to 2008 was primarily the result of volume related increases from the mortgage banking division, gain on sale of branches, and stronger revenues from electronic banking products. Additionally, lower payroll and benefit costs and equipment depreciation costs helped improve earnings in the period. This was slightly offset by higher premises costs due to write-down of several facilities, higher debit card expenses and miscellaneous costs.

      Commercial Segment. The Commercial Segment ("Commercial") provides commercial banking services to business customers served through the Company's full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

      Commercial represented 51.7% of total Segment net income in the first quarter of 2008 as compared to 116.7% during same period in 2007. Commercial assets were $798,855 at March 31, 2008, $741,861 at December 31, 2007 and
$722,762 as of March 31, 2007. This represented 57.6%, 54.3% and 54.8% of total consolidated assets, respectively.

--------------------------------------------------------------------------------
                                       21.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

      The decrease in net income from the first quarter of 2007 to 2008 was primarily the result of the increase in provision recorded during the quarter and the allocated expenses being higher due to growth in the commercial loan portfolio. The increase in the provision was the result of primarily growth in the loan portfolio and identifying and addressing problem credits and the recent deteriorating economic conditions in a timely fashion.

      Treasury Segment. The Treasury Segment ("Treasury") is responsible for managing the investment portfolio and acquiring funding for loan activity. Treasury represented 16.5% of total segment net income in the first quarter of 2008 and (20.1%) during same period in 2007. Treasury assets were $205,825 at March 31, 2008, $268,484 at December 31, 2007 and $281,432 as of March 31, 2007.
This represented 14.8%, 19.7% and 21.3% of total consolidated assets, respectively.

      Treasury's assets declined during the first quarter of 2008 related to the approximately $83,000 in discounted agency securities that were called resulting in a net gain on sale of $848. This led to most of the increase in net income for the period. Additionally, net allocated expenses were lower due to the decreased asset base. These positive variances were offset somewhat by higher taxes and operating costs.

      Wealth Management Segment. The Wealth Management Segment ("Wealth") provides trust services, estate administration, financial planning, employee benefit plan administration, asset management, and brokerage transaction services.

      Wealth represented (9.6%) of total Segment net income during the first quarter 2008 as compared to (16.2%) in same period in 2007. Wealth assets were $913 at March 31, 2008, $1,289 at December 31, 2007 and $2,709 as of March 31,
2007. This represented 0.07%, 0.10% and 0.21% of total consolidated assets, respectively.

      Assets and earnings decreased due to the $397,000 write-down of goodwill for one of its business lines.

      The results for the first quarter of 2008 improved over the same period in 2007 due to reduction of operating expenses and reduction of net expense allocations. These positive variances were slightly offset by reduced earnings during the first quarter of 2008.

Financial Condition

   General

Following are highlights when compared to December 31, 2007:

   o Outstanding loans totaled $1,016,097 at March 31, 2008 compared to $957,285 at December 31, 2007, representing an increase of $58,812 or 6.1%. The loan growth was largely generated in the St. Louis and Streator markets and was concentrated in commercial real estate and commercial and industrial lending activities. The Company has no direct exposure to subprime mortgages.

   o Deposits totaled $1,049,049 at March 31, 2008 compared to $1,033,022 at December 31, 2007, representing an increase of $16,027 or 1.6%. The majority of the increase was concentrated in lower costing non-maturing deposits, representing a shift from higher costing time deposits.

--------------------------------------------------------------------------------
                                       22.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

                                                       2008                       2007
                                                     --------   -----------------------------------------
                                                      Mar 31,    Dec 31,    Sep 30,    Jun 30,    Mar 31,
                                                     --------   --------   --------   --------   --------
Nonaccrual loans                                     $  4,058   $  4,090   $  5,573   $  4,492   $  9,416
Loans 90 days past due and still accruing interest          -          -          -          -          -
                                                     --------   --------   --------   --------   --------
   Total nonperforming loans                            4,058      4,090      5,573      4,492      9,416

Other real estate owned                                 1,153      2,937      4,620      6,568      4,262
                                                     --------   --------   --------   --------   --------
Total nonperforming assets                           $  5,211   $  7,027   $ 10,193   $ 11,060   $ 13,678
                                                     ========   ========   ========   ========   ========
Nonperforming loans to total end of period loans         0.40%      0.43%      0.60%      0.49%      1.08%
Nonperforming assets to total end of period loans        0.51%      0.73%      1.09%      1.21%      1.57%
Nonperforming assets to total end of period assets       0.38%      0.51%      0.75%      0.81%      1.04%

The level of nonperforming loans at March 31, 2008 decreased 0.8% to $4,058 compared to $4,090 that was reported at December 31, 2007. The decrease in nonperforming loans from December 31, 2007 to March 31, 2008 was largely related to the completion of work out plans previously in place. Some of the work out plans for nonperforming real estate loans resulted in the Company obtaining ownership of the collateral securing the loans. Other real estate owned decreased by $1,784 during the quarter compared to year-end 2007.

The level of nonperforming loans to total end of period loans was 0.40% at March 31, 2008, as compared to 0.43% at December 31, 2007. The reserve coverage ratio (allowance to nonperforming loans) was reported at 276.52% as of March 31, 2008 as compared to 262.96% as of December 31, 2007.

In light of current market conditions, a review of our commercial real estate portfolio is ongoing. This continuing review has resulted in two large relationships aggregating $28,000 being placed onto our internal watch list over the past thirty days. We are proactively working with the affected borrowers in order to strengthen or liquidate the loans.

--------------------------------------------------------------------------------
                                       23.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

   Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $1,131 at March 31, 2008 as compared to $2,202 at March 31, 2007 and $1,485 at December 31, 2007. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

   Allowance for Loan Losses

At March 31, 2008, the allowance for loan losses was $11,221 or 1.10% of total loans as compared to $10,755 or 1.12% at December 31, 2007. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

--------------------------------------------------------------------------------
                                       24.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net decrease in cash and cash equivalents of $1,022 from December 31, 2007 to March 31, 2008.

During the first three months of 2008, the Company experienced net cash outflows of $45,014 in investing activities primarily due to an increase in loans and securities and $1,170 in operating activities. In contrast, net cash inflows of $45,162 were provided by financing activities largely due to the net growth in deposits and issuance of debt.

--------------------------------------------------------------------------------
                                       25.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2008.

                                                                  Payments Due by Period
                                              --------------------------------------------------------------
                                               Within 1                                  After
                                                 Year      1 - 3 Years   4 - 5 Years    5 Years      Total
                                              ----------   -----------   -----------   ---------   ---------
Contractual Obligations

   Short-term debt                            $   12,981   $         -   $         -   $     250   $  13,231
   Long-term debt                                      -         2,600         2,200       6,000      10,800
   Certificates of deposit                       481,972        76,264         3,327       4,395     565,958
   Operating leases                                  348           594           613         306       1,861
   Severance payments                                 55             -             -           -          55
   Series B mandatory redeemable preferred
      stock                                            -           831             -           -         831
   Subordinated debentures                             -             -             -      20,620      20,620
   FHLB advances                                  79,145        28,200         3,000       5,063     115,408
                                              ----------   -----------   -----------   ---------   ---------
      Total contractual cash obligations      $  574,501   $   108,489   $     9,140   $  36,634   $ 728,764
                                              ==========   ===========   ===========   =========   =========

                                                        Amount of Commitment Expiration Per Period
                                              --------------------------------------------------------------
                                               Within 1                                   After
                                                 Year      1 - 3 Years   4 - 5 Years    5 Years      Total
                                              ----------   -----------   -----------   ---------   ---------
Off-Balance Sheet Financial Instruments

   Lines of credit                            $  163,468   $    59,136   $     3,754   $  20,541   $ 246,899
   Standby letters of credit                       6,871         6,638             -       2,753      16,262
                                              ----------   -----------   -----------   ---------   ---------
      Total contractual cash obligations      $  170,339   $    65,774   $     3,754   $  23,294   $ 263,161
                                              ==========   ===========   ===========   =========   =========

Capital Resources

   Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at March 31, 2008 was $117,870, a decrease of $1,006 or 0.8%, from December 31, 2007. The decrease in stockholders' equity was largely the result of the Company's stock repurchase program, postretirement liability adjustment related to the adoption of FASB Issue No. 06-4 and a decrease in accumulated other comprehensive income due to a reduction in the fair market value of available-for-sales securities. Average quarterly equity as a percentage of average quarterly assets was 8.68% at March 31, 2008, compared to 8.75% at December 31, 2007. Book value per common share equaled $19.48 at March 31, 2008 compared to $19.50 at December 31, 2007.

   Stock Repurchase

   The Company repurchased 58,500 shares of stock during the quarter ended March 31, 2008 at an average price of $20.08. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

--------------------------------------------------------------------------------
                                       26.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

   Capital Measurements

As discussed in Note 8, the Company's current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1
(core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 8.9% and 10.8%, respectively, at March 31, 2008. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                     December 31,       Minimum       Well
                                  Mar 31,     -----------------------   Capital   Capitalized
                                   2008           2007         2006     Ratios       Ratios
                                -----------   -----------   ---------   -------   -----------
Tier 1 risk-based capital       $   102,597   $   101,831   $  99,869
Tier 2 risk-based capital            21,221        10,755      10,835
                                -----------   -----------   ---------
   Total capital                $   123,818   $   112,586   $ 110,704
                                ===========   ===========   =========
Risk-weighted assets            $ 1,147,621   $ 1,102,602   $ 926,874
                                ===========   ===========   =========
Capital ratios:
   Tier 1 risk-based capital            8.9%          9.2%       10.8%      4.0%          6.0%
   Total risk-based  capital           10.8%         10.2%       11.9%      8.0%         10.0%
   Leverage ratio                       7.7%          7.7%        7.9%      4.0%          5.0%

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

--------------------------------------------------------------------------------
                                       27.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2008 and December 31, 2007, respectively:

                            Change in Net Interest Income Over One Year Horizon
                            ---------------------------------------------------
                                 March 31, 2008           December 31, 2007
                            ------------------------   ------------------------
                                    Change                      Change
                            ------------------------   ------------------------
                                 $            %             $            %
                            -----------    ---------   -----------    ---------
+ 200 bp                    $     1,187         2.95%  $       305         0.74%
+ 100 bp                            708         1.76           509         1.23

  Base                                -            -             -            -

- 100 bp                         (1,155)       (2.87)       (1,410)       (3.41)
- 200 bp                         (2,787)       (6.92)       (3,109)       (7.51)

As shown above, the Company's model at March 31, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $1,187 or 2.95%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,787 or 6.92%.

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

--------------------------------------------------------------------------------
                                       28.

CENTRUE FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

Item 1A.  Risk Factors

The Company did not experience any material changes in the Risk Factors during the Company's most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended March 31, 2008.

                                                           Total Number of         Maximum
                                                           Shares Purchased   Number of Shares
                                                              as Part of       that May Yet Be
                                                               Publicly        Purchased Under
                       Total Number of   Average Price      Announced Plans      the Plans or
Period                Shares Purchased   Paid per Share      or Programs          Programs
-------------------   ----------------   --------------    ----------------   ----------------
01/01/08 - 01/31/08             17,200          $ 22.41              17,200            436,378

02/01/08 - 02/29/08             13,100          $ 18.32              13,100            423,278

03/01/08 - 03/31/08             28,200          $ 19.47              28,200            395,078

Total (1)                       58,500          $ 20.08              58,500            395,078

      (1) The Company repurchased 58,500 shares of stock during the quarter ended March 31, 2008 at an average price of $20.08. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

--------------------------------------------------------------------------------
                                       30.

Item 5. Other Information

        None

Item 6. Exhibits

        Exhibits:


        10.1 Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of March 31, 2008 (incorporated by reference from current report on Form 8-K filed on April 3, 2008).

        10.2 Roger D. Dotson Employment Agreement Extension dated February 7, 2008.

        10.3 Steven E. Flahaven Employment Agreement Extension dated February 7, 2008.

        10.4 Heather M. Hammitt Employment Agreement Extension dated February 7, 2008.

        10.5 Kenneth A. Jones Employment Agreement Extension dated February 7, 2008.

        10.6    Diane F. Leto Employment Agreement Extension dated February 7,
                2008.

        10.7 Michael A. O'Gorman Employment Agreement Extension dated February 7, 2008.

        10.8    Ricky R. Parks Employment Agreement Extension dated February 7,
                2008.

        10.9 Everett J. Solon Employment Agreement Extension dated February 7, 2008.

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

                                      CENTRUE FINANCIAL CORPORATION

Date: May 9, 2008                     By: /s/ THOMAS A. DAIBER
                                         ---------------------------------------
                                            Thomas A. Daiber
                                            President and Principal Executive
                                            Officer

Date: May 9, 2008                     By: /s/ KURT R. STEVENSON
                                         ---------------------------------------
                                            Kurt R. Stevenson
                                            Senior Executive Vice President and
                                            Principal Financial and Accounting
                                            Officer

--------------------------------------------------------------------------------
                                       32.