Form 10-Q
period 2008-06-30
CENTRUE FINANCIAL CORP
filed 2008-08-08
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Shares outstanding at August 8, 2008
-----------------------------               ------------------------------------

Common Stock, Par Value $1.00                            6,028,491


================================================================================

                          Centrue Financial Corporation
                                 Form 10-Q Index
                                  June 30, 2008


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         o    Unaudited Consolidated Balance Sheets............................1

         o    Unaudited Consolidated Statements of Income and

                  Comprehensive Income ........................................2

         o    Unaudited Consolidated Statements of Cash Flows..................4

         o    Notes to Unaudited Consolidated Financial Statements.............5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................16

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk..................................................33

Item 4.  Controls and Procedures .............................................34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................35

Item 1A. Risk Factors.........................................................35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........35

Item 3.  Defaults Upon Senior Securities......................................35

Item 4.  Submission of Matters to a Vote of Security Holders..................36

Item 5.  Other Information....................................................36

Item 6.  Exhibits.............................................................36

SIGNATURES....................................................................37


CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                                                                 June 30,       December 31,
                                                                                   2008            2007
                                                                               ------------    ------------
ASSETS
   Cash and cash equivalents                                                   $     48,238    $     51,628
   Securities available-for-sale                                                    203,864         238,661
   Restricted securities                                                             10,670          10,670
   Loans                                                                          1,003,689         957,285
   Allowance for loan losses                                                        (11,542)        (10,755)
                                                                               ------------    ------------
         Net loans                                                                  992,147         946,530
   Cash value of life insurance                                                      27,402          26,895
   Mortgage servicing rights                                                          2,993           3,161
   Premises and equipment, net                                                       33,750          35,615
   Goodwill                                                                          24,804          25,498
   Intangible assets, net                                                            10,013          11,007
   Other real estate                                                                  4,317           2,937
   Other assets                                                                      15,350          12,397
                                                                               ------------    ------------
         Total assets                                                          $  1,373,548    $  1,364,999
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
         Deposits
               Non-interest-bearing                                            $    116,470    $    114,360
               Interest-bearing                                                     894,253         918,662
                                                                               ------------    ------------
                     Total deposits                                               1,010,723       1,033,022
         Federal funds purchased and securities sold
               under agreements to repurchase                                        64,301          44,937
         Federal Home Loan Bank advances                                            128,300         121,615
         Notes payable                                                               21,933          13,802
         Series B mandatory redeemable preferred stock                                  831             831
         Subordinated debentures                                                     20,620          20,620
         Other liabilities                                                           10,233          11,296
                                                                               ------------    ------------
               Total liabilities                                                  1,256,941       1,246,123

   Commitments and contingent liabilities                                                --              --

   Stockholders' equity
         Series A convertible preferred stock (aggregate liquidation
            preference of 2,762)                                                        500             500
         Common stock, $1 par value, 15,000,000 shares authorized;
            7,453,555 and 7,438,110 shares issued at June 30, 2008 and
            at December 31, 2007                                                      7,454           7,438
         Surplus                                                                     71,383          70,901
         Retained earnings                                                           63,028          60,344
         Accumulated other comprehensive income (loss)                               (3,338)            939
                                                                               ------------    ------------
                                                                                    139,027         140,122
         Treasury stock, at cost 1,425,064 shares at June 30, 2008
            and 1,366,564 at December 31, 2007                                      (22,420)        (21,246)
                                                                               ------------    ------------
               Total stockholders' equity                                           116,607         118,876
                                                                               ------------    ------------
                     Total liabilities and stockholders' equity                $  1,373,548    $  1,364,999
                                                                               ============    ============


See Accompanying Notes to Unaudited Financial Statements

-----------------------------------------------------------------------------------------------------------

                                       1.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------    ----------------------------
                                                          2008            2007            2008            2007
                                                      ------------    ------------    ------------    ------------
Interest income
   Loans                                              $     15,974    $     16,917    $     33,268    $     32,963
   Securities
         Taxable                                             2,106           3,182           4,581           6,472
         Exempt from federal income taxes                      355             381             713             763
   Federal funds sold and other                                 25             173              80             268
                                                      ------------    ------------    ------------    ------------
         Total interest income                              18,460          20,653          38,642          40,466

Interest expense
   Deposits                                                  7,026           9,443          15,366          18,260
   Federal funds purchased and securities
      sold under agreements to repurchase                      153             463             486             873
   Federal Home Loan Bank advances                             776             628           1,948           1,273
   Series B mandatory redeemable preferred                      13              13              25              25
   Subordinated debentures                                     250             450             634             898
   Notes payable                                               238             165             476             323
                                                      ------------    ------------    ------------    ------------
         Total interest expense                              8,456          11,162          18,935          21,652

Net interest income                                         10,004           9,491          19,707          18,814
Provision for loan losses                                      866             226           1,632             226
                                                      ------------    ------------    ------------    ------------
Net interest income after
   Provision for loan losses                                 9,138           9,265          18,075          18,588

Noninterest income
   Service charges                                           1,875           1,969           3,511           3,552
   Trust income                                                232             232             485             461
   Mortgage banking income                                     389             449             835             883
   Brokerage commissions and fees                               66             104             168             230
   Bank owned life insurance                                   254             247             506             488
   Securities gains (losses), net                               --             (33)            848             (33)
   Gain on sale of OREO                                        142             491             238             588
   Gain on sale of other assets                                629              --           1,111              --
   Other income                                                705             735           1,528           1,279
                                                      ------------    ------------    ------------    ------------
                                                             4,292           4,194           9,230           7,448

Noninterest expenses
   Salaries and employee benefits                            4,493           5,144           9,322          10,292
   Occupancy                                                   919           1,019           1,957           1,960
   Furniture and equipment                                     624             627           1,406           1,322
   Marketing                                                   315             221             551             413
   Supplies and printing                                        99             156             230             337
   Telephone                                                   201             210             442             388
   Data Processing                                             231             276             534             859
   Amortization of intangible assets                           775             591           1,684           1,212
   Other expenses                                            1,564           1,602           3,411           3,011
                                                      ------------    ------------    ------------    ------------
                                                             9,221           9,846          19,537          19,794

See Accompanying Notes to Unaudited Financial Statements

------------------------------------------------------------------------------------------------------------------

                                       2.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------    ----------------------------
                                                          2008            2007            2008            2007
                                                      ------------    ------------    ------------    ------------

Income before income taxes                                   4,209           3,613           7,768           6,242
Income taxes                                                 1,504           1,107           2,618           1,837
                                                      ------------    ------------    ------------    ------------
         Net income                                   $      2,705    $      2,506    $      5,150    $      4,405
                                                      ============    ============    ============    ============

Preferred stock dividends                                       52              52             104             104
                                                      ------------    ------------    ------------    ------------
Net income for common stockholders                    $      2,653    $      2,454    $      5,046    $      4,301
                                                      ============    ============    ============    ============

Basic earnings per common share                       $       0.44    $       0.38    $       0.84    $       0.67
                                                      ============    ============    ============    ============
Diluted earnings per common share                     $       0.44    $       0.38    $       0.83    $       0.66
                                                      ============    ============    ============    ============

Total comprehensive income:
   Net income                                         $      2,705    $      2,506    $      5,150    $      4,405
   Change in unrealized gains (losses) on
         available for sale securities                      (5,428)         (1,961)         (6,979)         (1,678)
   Tax effect                                               (2,103)           (759)         (2,704)           (650)
                                                      ------------    ------------    ------------    ------------
   Total comprehensive income (loss), net of tax            (3,325)         (1,202)         (4,275)         (1,028)
                                                      ------------    ------------    ------------    ------------
   Total comprehensive income (loss)                  $       (620)   $      1,304    $        875    $      3,377
                                                      ============    ============    ============    ============

See Accompanying Notes to Unaudited Financial Statements

------------------------------------------------------------------------------------------------------------------

                                       3.

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
Cash flows from operating activities
      Net income                                                               $      5,150    $      4,405
      Adjustments to reconcile net income to
      Net cash provided by operating activities
            Depreciation                                                              1,493             789
            Amortization of intangible assets                                         1,688           1,212
            Amortization of mortgage servicing rights, net                              284             201
            Amortization of bond premiums, net                                          244             109
            Share based compensation                                                    265              63
            Provision for loan losses                                                 1,632             226
            Provision for deferred income taxes                                       1,333          (3,778)
            Tax benefit related to exercised options                                     --            (122)
            Earnings on bank-owned life insurance                                      (506)           (489)
            Securities losses/(gains), net                                             (848)             33
            (Gain) loss on sale of OREO                                                (238)           (588)
            (Gain) loss on sale of loans                                               (665)           (634)
            (Gain) on sale of branch                                                 (1,111)             --
            Proceeds from sales of loans held for sale                               70,488          43,149
            Origination of loans held for sale                                      (74,786)        (44,316)
            Change in assets and liabilities
                  (Increase) decrease in other assets                                (3,733)          2,235
                  Increase (decrease) in other liabilities                            1,613           3,126
                                                                               ------------    ------------
                        Net cash provided by (used in) operating activities           2,303           5,621

Cash flows from investing activities
      Proceeds from maturities and paydowns of securities available for sale        103,761          25,124
      Purchases of securities available for sale                                    (75,160)         (4,557)
      Net decrease (increase) in loans                                              (79,033)        (81,374)
      Purchase of premises and equipment                                               (402)         (1,336)
      Proceeds from sale of OREO                                                      3,215           3,874
      Purchase of Missouri Bank charter                                                  --            (633)
      Sale of Branches, net of premium received                                     (19,498)             --
                                                                               ------------    ------------
                  Net cash provided by (used in) investing activities               (67,117)        (58,902)

Cash flows from financing activities
      Net increase (decrease) in deposits                                            29,922          61,502
      Net increase (decrease) in federal funds purchased
        and securities sold under agreements to repurchase                           19,364           9,051
      Repayment of advances from the Federal Home Loan Bank                        (294,315)         (5,416)
      Proceeds from advances from the Federal Home Loan Bank                        301,000              --
      Payments on notes payable                                                      (2,119)           (348)
      Proceeds from notes payable                                                    10,250           2,250
      Dividends on common stock                                                      (1,633)         (1,610)
      Dividends on preferred stock                                                     (104)           (104)
      Proceeds from exercise of stock options                                           233             316
      Purchase of treasury stock                                                     (1,174)         (2,168)
                                                                               ------------    ------------
                  Net cash provided by financing activities                          61,424          63,473
                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents                                 (3,390)         10,192

Cash and cash equivalents
      Beginning of period                                                            51,628          40,195
                                                                               ------------    ------------
      End of period                                                            $     48,238    $     50,387
                                                                               ============    ============

Supplemental disclosures of cash flow information
      Cash payments for
            Interest                                                           $     20,506    $     21,751
            Income taxes                                                              2,270              --
            Transfers from loans to other real estate owned                           4,497           7,718

See Accompanying Notes to Unaudited Financial Statements

-----------------------------------------------------------------------------------------------------------

                                       4.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; lending; mortgage banking; brokerage; asset management; and trust services. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the "Bank") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands
(000s), except shares and per share data.

Note 2.  Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

--------------------------------------------------------------------------------
                                       5.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share (continued)

                                                               Three Months Ended               Six Months Ended
                                                                     June 30,                       June 30,
                                                           ----------------------------    ----------------------------
                                                               2008            2007            2008            2007
                                                           ------------    ------------    ------------    ------------
Basic Earnings Per Common Share
     Net income for common stockholders                    $      2,653    $      2,454    $      5,046    $      4,301
     Weighted average common shares outstanding               6,027,000       6,414,000       6,039,000       6,438,000
                                                           ------------    ------------    ------------    ------------
         Basic earnings per common share                   $       0.44    $       0.38    $       0.84    $       0.67
                                                           ============    ============    ============    ============

Diluted Earnings Per Common Share
     Weighted average common shares outstanding               6,027,000       6,414,000       6,039,000       6,438,000
     Add: dilutive effect of assumed exercised
         stock options                                           22,000          36,000          30,000          34,000
                                                           ------------    ------------    ------------    ------------
     Weighted average common and dilutive
         potential shares outstanding                         6,049,000       6,450,000       6,069,000       6,472,000
                                                           ============    ============    ============    ============
         Diluted earnings per common share                 $       0.44    $       0.38    $       0.83    $       0.66
                                                           ============    ============    ============    ============

There were approximately 406,300 and 321,200 options outstanding at June 30, 2008 and 2007, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

Note 3.  Securities

All of the Company's securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at June 30, 2008 and December 31, 2007, respectively:

                                                                                    June 30, 2008
                                                           ------------------------------------------------------------
                                                                              Gross           Gross
                                                              Fair         Unrealized       Unrealized        % of
                                                              Value           Gains           Losses        Portfolio
                                                           ------------    ------------    ------------    ------------
U.S. government agencies                                   $     19,548    $        396    $         --             9.6%
States and political subdivisions                                40,419             603             (68)           19.8
U. S. government mortgage-backed securities                      96,116             211            (591)           47.1
Collateralized mortgage obligations                              21,796              10            (462)           10.7
Equity securities                                                 1,621             101             (15)            0.8
Investment in Trust Preferred instruments                        22,391              --          (5,622)           11.0
Corporate                                                         1,973               6             (15)            1.0
                                                           ------------    ------------    ------------    ------------
                                                           $    203,864    $      1,327    $     (6,773)          100.0%
                                                           ============    ============    ============    ============

                                                                                December 31, 2007
                                                           ------------------------------------------------------------
                                                                              Gross           Gross
                                                              Fair         Unrealized       Unrealized        % of
                                                              Value           Gains           Losses        Portfolio
                                                           ------------    ------------    ------------    ------------
U.S. government agencies                                   $    103,624    $      1,415    $        (14)           43.5%
States and political subdivisions                                41,561             501             (13)           17.4
U. S. government mortgage-backed securities                      47,784             287            (106)           20.0
Collateralized mortgage obligations                              24,077              68            (100)           10.1
Equity securities                                                 1,601             105              --             0.7
Investment in Trust Preferred instruments                        17,273              --            (609)            7.2
Corporate                                                         2,741               9             (10)            1.1
                                                           ------------    ------------    ------------    ------------
                                                           $    238,661    $      2,385    $       (852)          100.0%
                                                           ============    ============    ============    ============

--------------------------------------------------------------------------------
                                       6.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 3.  Securities (continued)

Management does not believe any individual unrealized losses as of June 30, 2008, identified in the preceding tables represent other-than-temporary impairment based on our analysis. These unrealized losses are primarily attributable to changes in interest rates, general market risk repricing, and illiquidity in the capital markets. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

The amounts below include the activity related to security sales and calls. The activity related to securities available-for-sale were as follows:

                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
Proceeds                               $         --    $      2,497    $     83,897    $      2,497
Realized gains                         $         --    $          4    $        848    $          4
Realized losses                        $         --    $        (37)   $         --    $        (37)

Note 4.  Loans

The following table describes the composition of loans by major categories outstanding as of June 30, 2008 and December 31, 2007, respectively:

                                                June 30, 2008                December 31, 2007
                                       ----------------------------    ----------------------------
                                             $               %               $               %
                                       ------------    ------------    ------------    ------------
Commercial                             $    188,039            18.7%   $    181,210            18.9%
Agricultural                                 12,834             1.3          21,861             2.3
Real estate:
     Commercial mortgages                   408,775            40.7         362,920            37.9
     Construction                           180,589            18.0         159,274            16.6
     Agricultural                            17,819             1.8          23,560             2.5
     1-4 family mortgages                   188,648            18.8         198,208            20.7
Installment                                   6,354             0.6           8,611             0.9
Other                                           631             0.1           1,641             0.2
                                       ------------    ------------    ------------    ------------
Total loans                               1,003,689           100.0%        957,285           100.0%
                                                       ============                    ============
Allowance for loan losses                   (11,542)                        (10,755)
                                       ------------                    ------------
     Loans, net                        $    992,147                    $    946,530
                                       ============                    ============


The following table presents data on impaired loans:

                                                                         June 30,      December 31,
                                                                           2008            2007
                                                                       ------------    ------------
    Impaired loans for which an allowance has been provided            $     23,410    $      5,502
    Impaired loans for which no allowance has been provided                   1,752           5,923
                                                                       ------------    ------------
    Total loans determined to be impaired                              $     25,162    $     11,425
                                                                       ============    ============
    Allowance for loan loss for impaired loans included in
      the allowance for loan losses                                    $      2,640    $      2,350
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

The Company reported loans held for sale of $3,769 and $1,598 at June 30, 2008 and December 31, 2007 respectively.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 are summarized below:



                                                         Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                          2008            2007            2008            2007
                                                      -----------     -----------     -----------     -----------
Beginning balance                                     $    11,221     $    10,607     $    10,755     $    10,835
Charge-offs                                                  (622)           (191)         (1,020)           (689)
Recoveries                                                     77             186             175             456
Provision for loan losses                                     866             226           1,632             226
                                                      -----------     -----------     -----------     -----------
Ending balance                                        $    11,542     $    10,828     $    11,542     $    10,828
                                                      ===========     ===========     ===========     ===========

Period end total loans                                $ 1,003,689     $   912,168     $ 1,003,689     $   912,168
                                                      ===========     ===========     ===========     ===========

Average loans                                         $ 1,012,878     $   883,151     $ 1,005,960     $   870,129
                                                      ===========     ===========     ===========     ===========

Ratio of net charge-offs to average loans                    0.05%           0.00%           0.08%           0.03%
Ratio of provision for loan losses to average loans          0.09            0.03            0.16            0.03
Ratio of allowance for loan losses
     to period end total loans                               1.15            1.19            1.15            1.19
Ratio of allowance for loan losses
     to total nonperforming loans                           58.27          241.05           58.27          241.05
Ratio of allowance for loan losses
     to average loans                                        1.14            1.23            1.15            1.24

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 209,000 shares available for grant under this plan.

--------------------------------------------------------------------------------
                                       8.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5.  Share Based Compensation (continued)

The Company's compensation committee awarded 5,000 restricted common stock awards on November 14, 2006 which were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Currently, there are 1,000 shares of the restricted stock that have vested.

A summary of the status of the option plans as of June 30, 2008, and changes during the period ended on those dates is presented below:

                                                               June 30, 2008
                                       ------------------------------------------------------------
                                                                        Weighted-
                                                         Weighted-       Average
                                                          Average       Remaining        Aggregate
                                                          Exercise     Contractual       Intrinsic
                                          Shares           Price           Life            Value
                                       ------------    ------------    ------------    ------------
Outstanding at January 1, 2008              574,024    $      18.71
Granted                                     138,000           17.96
Exercised                                   (15,445)          16.17
Forfeited                                   (38,010)          20.66
                                       ------------    ------------
Outstanding at end of period                658,569    $      18.72       5.1 years    $         --
                                       ============    ============    ============    ============
Vested or expected to vest                  649,380           18.73       4.8 years    $         --
                                       ============    ============    ============    ============
Options exercisable at period end           454,369    $      18.74       4.6 years    $         --
                                       ============    ============    ============    ============

Options outstanding at June 30, 2008 and December 31, 2007 were as follows:

                                               Outstanding                      Exercisable
                                       ----------------------------    ----------------------------
                                                         Weighted-
                                                          Average                        Weighted-
                                                         Remaining                        Average
                                                        Contractual                       Exercise
    Range of Exercise Prices              Number           Life            Number          Price
---------------------------------      ------------    ------------    ------------    ------------
June 30, 2008:

        $  11.25    -   $ 13.00              46,381       2.1 years          46,381    $      11.60
           13.88    -     18.63             258,388       5.0 years         165,388           16.40
           19.03    -     23.31             353,800       5.5 years         242,600           21.70
                                       ------------    ------------    ------------    ------------
                                            658,569       5.1 years         454,369    $      18.74
                                       ============    ============    ============    ============
December 31, 2007:

           11.25    -     13.00              46,381       2.6 years          46,381           11.60
           13.88    -     18.63             143,443       3.2 years         143,443           15.60
           19.03    -     23.31             384,200       5.9 years         260,600           21.86
                                       ------------    ------------    ------------    ------------
                                            574,024       5.0 years         450,424    $      18.81
                                       ============    ============    ============    ============

--------------------------------------------------------------------------------
                                       9.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5.  Share Based Compensation (continued)

Information related to the stock option plan during the quarter ended June 30, 2008 and 2007 is as follows:

                                                      June 30,       June 30,
                                                        2008           2007
                                                    ------------   ------------
Intrinsic value of options exercised                $          6   $         75
Cash received from option exercises                          233            316
Tax benefit realized from option exercises                    --            122
Weighted average of fair value of options granted           3.69           4.62

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $256 and $63 for the six months ended June 30, 2008 and 2007. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $9 and $0 for the six months ended June 30, 2008 and 2007.

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

                                              June 30,           December 31,
                                                2008                 2007
                                            ------------        ---------------
Fair value                                  $       3.69        $  4.41 - 4.65
  Risk-free interest rate                           2.95%         4.06% - 4.95%
  Expected option life (years)                         6                6
  Expected stock price volatility                  23.91%        23.33% - 23.67%
  Dividend yield                                    2.79%          2.57 - 2.64%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2008 and beyond is estimated as follows:

                                              Amount
                                           ------------
July, 2008 - December, 2008                $         97
 2009                                               172
 2010                                               172
 2011                                               160
 2012                                               104
 2013                                                 5
                                           ------------
Total                                      $        710
                                           ============

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

                                                                   Three Months Ended
                                                                      June 30, 2008
                               ------------------------------------------------------------------------------------------
                                  Retail       Commercial       Treasury        Wealth          Other        Consolidated
                                  Segment       Segment         Segment       Management      Operations        Totals
                               ------------   ------------   ------------    ------------    ------------    ------------
Net interest income (loss)     $      3,846   $      7,932   $        404    $        (11)   $     (2,167)   $     10,004
Other revenue                         3,357            349             --             306             280           4,292
Other expense                         2,976            789             52             327           3,534           7,678
Noncash items
   Depreciation                         563              2             --               2             201             768
   Provision for loan losses             --            866             --              --              --             866
   Other intangibles                    478             --             --             297              --             775
Net allocations                         348          2,830            369             187          (3,734)             --
Income tax expense                      937          1,252             (6)           (171)           (508)          1,504
   Segment profit (loss)       $      1,901   $      2,542   $        (11)   $       (347)   $     (1,380)   $      2,705

Goodwill                       $     11,927   $     12,404   $         --    $        473    $         --    $     24,804
Segment assets                 $    294,634   $    785,542   $    216,047    $        597    $     76,727    $  1,373,548


                                                                   Three Months Ended
                                                                      June 30, 2007
                               ------------------------------------------------------------------------------------------
                                  Retail       Commercial       Treasury        Wealth          Other        Consolidated
                                  Segment       Segment         Segment       Management      Operations        Totals
                               ------------   ------------   ------------    ------------    ------------    ------------
Net interest income (loss)     $      3,440   $      6,089   $      1,182    $         64    $     (1,284)   $      9,491
Other revenue                         2,822            686            (27)            366             347           4,194
Other expense                         3,324            478             55             358           4,278           8,493
Noncash items
   Depreciation                         446              4             --               4             308             762
   Provision for loan losses             --            226             --              --              --             226
   Other intangibles                    589             --             --               2              --             591
Net allocations                         700          3,204            453             229          (4,586)             --
Income tax expense                      397            945            213             (54)           (394)          1,107
   Segment profit (loss)       $        806   $      1,918   $        434    $       (109)   $       (543)   $      2,506

Goodwill                       $     11,898   $     12,374   $         --    $      1,167    $         --    $     25,439
Segment assets                 $    341,965   $    685,656   $    281,329    $      1,396    $     43,040    $  1,353,386

--------------------------------------------------------------------------------
                                      11.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 7.  Segment Information (continued)

                                                                     Six Months Ended
                                                                      June 30, 2008
                               ------------------------------------------------------------------------------------------
                                 Retail        Commercial     Treasury          Wealth          Other       Consolidated
                                 Segment         Segment       Segment        Management      Operations        Totals
                               ------------   ------------   ------------    ------------    ------------    ------------

Net interest income (loss)     $      6,849   $     13,449   $        965    $        358    $     (1,914)   $     19,707
Other revenue                         6,433            634            848             688             627           9,230
Other expense                         6,313          1,755            110             646           7,386          16,210
Noncash items
   Depreciation                         994              3             --               6             640           1,643
   Provision for loan losses             --          1,632             --              --              --           1,632
   Other intangibles                    988             --             --             696              --           1,684
Net allocations                         830          6,001            793             402          (8,026)             --
Income tax expense                    1,372          1,548            300            (232)           (370)          2,618
   Segment profit (loss)       $      2,785   $      3,144   $        610    $       (472)   $       (917)   $      5,150

Goodwill                       $     11,927   $     12,404   $         --    $        473    $         --    $     24,804
Segment assets                 $    294,634   $    785,542   $    216,047    $        597    $     76,727    $  1,373,548


                                                                     Six Months Ended
                                                                      June 30, 2007
                               ------------------------------------------------------------------------------------------
                                 Retail        Commercial     Treasury          Wealth          Other       Consolidated
                                 Segment         Segment       Segment        Management      Operations        Totals
                               ------------   ------------   ------------    ------------    ------------    ------------
Net interest income (loss)     $      6,777   $     12,102   $      1,594    $        126    $     (1,785)   $     18,814
Other revenue                         5,133            844            (27)            789             709           7,448
Other expense                         6,725          1,133            114             798           8,213          16,983
Noncash items
   Depreciation                         973              8             --               9             609           1,599
   Provision for loan losses             --            226             --              --              --             226
   Other intangibles                  1,209             --             --               3              --           1,212
Net allocations                       1,216          6,294            871             441          (8,822)             --
Income tax expense                      590          1,744            192            (111)           (578)          1,837
   Segment profit (loss)       $      1,197   $      3,541   $        390    $       (225)   $       (498)   $      4,405

Goodwill                       $     11,898   $     12,374   $         --    $      1,167    $         --    $     25,439
Segment assets                 $    341,965   $    685,656   $    281,329    $      1,396    $     43,040    $  1,353,386

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

--------------------------------------------------------------------------------
                                      12.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 9.  Business Acquisitions and Divestures

On March 28, 2008 the Company completed the sale of its Hanover and Elizabeth branches to Apple River State Bank headquartered in Apple River, Illinois. Apple River assumed approximately $25,300 in deposits and acquired $12,700 in loans, and $401 in premises and equipment. The net gain on the sale was $482.

On June 6, 2008 the Company completed the sale of its Manlius and Tampico branches to Peoples National Bank headquartered in Kewanee, Illinois. Peoples National assumed approximately $29,400 in deposits and acquired $17,400 in loans, and $214 in premises and equipment. The net gain on the sale was $629.

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

         Level 3: Significant unobservable inputs to reflect a reporting entity's own assumptions about the assumptions that market participants would use to price and asset or liability.

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

--------------------------------------------------------------------------------
                                      13.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 10. Fair Value (continued)

Assets and liabilities measured at fair value are summarized below:

                                                                 Fair Value Measurements at June 30, 2008 Using
                                                                 ----------------------------------------------
                                                                                           Significant
                                                                         Quoted Prices in      Other      Significant
                                                                        Active Markets for  Observable    Unobservable
                                                             June 30,    Identical Assets     Inputs         Inputs
                                                               2008          (Level 1)       (Level 2)      (Level 3)
                                                           ------------    ------------    ------------    ------------
Assets and Liabilities Measured on a Recurring Basis
----------------------------------------------------
Assets:
     Available for sale securities                         $    203,864    $         --    $    203,864    $         --


Assets and Liabilities Measured on a Non-Recurring Basis
--------------------------------------------------------

Assets:
     Impaired loans                                        $     20,770    $         --    $     20,770    $         --

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23,410 with a valuation allowance of $2,640, resulting in an additional provision for loan losses of $0 for the period. During the quarter the fair value of impaired loans decreased by $440.

The majority of our impaired loans are collateralized by real estate. The carrying value for these real estate secured impaired loans was based upon information in independent appraisals obtained on the underlying collateral.

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

--------------------------------------------------------------------------------
                                       15.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. The Company provides a full range of products and services to individual and corporate customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis areas. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the "Bank") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The following discussion provides an analysis of the Company's results of operations and financial condition for the three and six months ended June 30, 2008 as compared to the same period in 2007. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands
(000s), except shares and per share data.

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

         Securities: Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related deferred income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: The length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Securities are written down to fair value when a decline in fair value is not temporary.

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

General

         o Second quarter 2008 results included the following nonrecurring activity:

                  o        Net gain on sale of branches of $629.

                  o Write-down of $297 in goodwill related to the anticipated sale of a Wealth Management business line.

                  o Approximately $266 in costs associated with branch sales/closings and employee separation costs.

         o Excluding $563 in nonrecurring 2008 operating expense items mentioned above and $716 in restructuring items taken in the second quarter 2007, noninterest expense levels decreased $457 or 5.0% in the second quarter of 2008 compared to 2007.

         o Total core deposits (checking, NOW, savings and money market) increased $11,500 or 2.5% from year-end 2007. Excluding $24,300 in core deposits related to branch sales recorded in the first and second quarters of 2008, core deposits grew $37,100 or 8.0% since year-end 2007.

         o The efficiency ratio improved to 64.76% during the quarter from 73.06% in the first quarter 2008 and 70.80% recorded in the first quarter 2007.

         o The net interest margin increased 4 basis points to 3.34% as compared to 3.30% recorded in the second quarter of 2007 and increased 9 basis points from the first quarter of 2008 level of 3.25%.

         o The level of nonperforming assets increased to $24,100 versus the $5,200 recorded at March 31, 2008 and $7,100 at December 31, 2007.

         o As part of an ongoing effort to redeploy capital to higher growth markets, the Company closed its Ashkum branch and completed the sale of its Manlius and Tampico branches. The transaction resulted in selling $17,400 in loans and $29,400 in deposits and generated a net gain on sale of $629.

--------------------------------------------------------------------------------
                                      17.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Results of Operations

      Net Income

Net Income for the second quarter ended June 30, 2008 equaled $2,705 or $0.44 per diluted share as compared to $2,506 or $0.38 per diluted share in the same period of 2007. This represents increases of 7.9% in net income and 15.8% in diluted per share earnings. For the six months ended June 30, 2008, net income equaled $5,150 or $0.83 per diluted share as compared to $4,405 or $0.66 per diluted share in the same period during 2007. This represents increases of 16.9% in net income and 25.8% in diluted per share earnings.

Return on average equity was 9.26% for the second quarter 2008 as compared to 8.51% for the same period in 2007. Return on average assets was 0.80% for the second quarter 2008 compared to 0.76% for the same period in 2007.

Return on average equity was 8.74% for the six month period ended June 30, 2008 compared to 7.51% for the same period in 2007. Return on average assets was 0.76% for the six month period ended June 30, 2008 compared to 0.68% for the same period in 2007.

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

Fully tax equivalent net interest income for the second quarter 2008 increased 5.3% to $10,251 as compared $9,740 for the same period in 2007. The improvement in net interest income was due to strong growth in average earning assets, an improving net interest margin from a year ago and decreases in rates paid on interest-bearing funding, which dropped in response to the rate environment changes that occurred during the first quarter 2008.

The net interest margin increased 4 basis points to 3.34% as compared to 3.30% recorded in the second quarter of 2007 and increased 9 basis points from the first quarter of 2008 level of 3.25%. The improvement in the net interest margin was due to several factors, including growth in higher spread assets, an increase in yield-related loan fees and decreases in time deposit and other wholesale funding rates due to current market conditions. It is likely that the net interest margin will remain under pressure throughout 2008 due to ongoing competitive and market pressures in pricing loans and deposits.

Fully tax equivalent net interest income for the six months ended June 30, 2008 totaled $20,219, representing an increase of $906 or 4.7% compared to the $19,313 earned during the same period in 2007. Net interest income increased largely due to the factors described above impacting the second quarter results.

--------------------------------------------------------------------------------
                                      18.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                      AVERAGE BALANCE SHEET
                                               AND ANALYSIS OF NET INTEREST INCOME

                                             For the Three Months Ended June 30,
                            ------------------------------------------------------------------
                                            2008                              2007
                            --------------------------------  --------------------------------
                                          Interest                          Interest                       Change Due To:
                             Average       Income/    Average   Average      Income/   Average  -----------------------------------
                             Balance       Expense     Rate     Balance      Expense    Rate      Volume        Rate         Net
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
ASSETS

Interest-earning
 assets
 Interest-earning
   deposits                 $    2,855    $      2      0.29% $    5,898    $      8      0.56% $       (3)   $      (3)   $     (6)
 Securities
    Taxable                    177,521       2,100      4.76     243,905       3,196      5.26        (842)        (254)     (1,096)
    Non-taxable                 39,142         554      5.69      40,956         563      5.51         (29)          20          (9)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
       Total securities
         (tax
         equivalent)           216,663       2,654      4.93     284,861       3,759      5.29        (871)        (234)     (1,105)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
 Federal funds sold              2,679          13      1.96      12,878         165      5.15         (92)         (60)       (152)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
 Loans
    Commercial                 203,604       3,121      6.17     175,253       3,538      8.10         353         (770)       (417)
    Real estate                798,308      12,755      6.43     691,119      13,184      7.65       1,461       (1,890)       (429)
    Installment and
      other                     10,966         162      5.94      16,779         248      5.92         (78)          (8)        (86)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
       Gross loans
         (tax
         equivalent)         1,012,878      16,038      6.37     883,151      16,970      7.71       1,736       (2,668)       (932)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
          Total
            interest-
            earnings
            assets           1,235,075      18,707      6.09   1,186,788      20,902      7.06         770       (2,965)     (2,195)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
Noninterest-earning
 assets
 Cash and cash
   equivalents                  29,373                            30,185
 Premises and equipment,
   net                          34,443                            35,724
 Other assets                   66,180                            77,632
                            ----------                        ----------
    Total nonearning
      assets                   129,996                           143,541
                            ----------                        ----------
       Total assets         $1,365,071                        $1,330,329
                            ==========                        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities
 NOW accounts               $  107,000    $    291      1.10  $  105,629    $    476      1.81          12         (197)       (185)
 Money market accounts         165,208       1,107      2.69     118,795       1,058      3.57         370         (321)         49
 Savings deposits               90,920          61      0.27     101,525         173      0.69          (4)        (108)       (112)
 Time deposits                 556,088       5,566      4.03     616,306       7,735      5.03        (688)      (1,481)     (2,169)
 Federal funds
    purchased and
    repurchase
    Agreements                  39,585         154      1.56      40,695         463      4.56        (141)        (168)       (309)
 Advances from FHLB            111,762         777      2.80      57,735         629      4.37         478         (330)        148
 Notes payable                  46,769         500      4.30      32,405         628      7.77         169         (297)       (128)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
    Total interest-
      bearing
      liabilities            1,117,332       8,456      3.04   1,073,090      11,162      4.17         196       (2,902)     (2,706)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
Noninterest-bearing
 liabilities
 Noninterest-bearing
   deposits                     57,222                           126,755
 Other liabilities              72,986                            12,304
                            ----------                        ----------
    Total noninterest-
      bearing liabilities      130,208                           139,059
                            ----------                        ----------
 Stockholders' equity          117,531                           118,180
                            ----------                        ----------
 Total liabilities and
   stockholders' equity     $1,365,071                        $1,330,329
                            ==========                        ==========

 Net interest income
   (tax equivalent)                       $10,251                           $  9,740            $      574    $     (63)   $    511
                                          =======                           ========            ==========    =========    ========
 Net interest income
   (tax equivalent)
      to total earning
      assets                                            3.34%                             3.30%
                                                     =======                           =======
 Interest-bearing
    liabilities
    to earning assets            90.47%                            90.42%
                            ==========                        ==========


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

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                       AVERAGE BALANCE SHEET
                                                AND ANALYSIS OF NET INTEREST INCOME

                                               For the Six Months Ended June 30,
                            ------------------------------------------------------------------
                                            2008                              2007
                            --------------------------------  --------------------------------
                                          Interest                          Interest                       Change Due To:
                             Average       Income/    Average   Average      Income/   Average  -----------------------------------
                             Balance       Expense     Rate     Balance      Expense    Rate      Volume        Rate         Net
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
ASSETS

Interest-earning
 assets
 Interest-earning
    deposits                $    2,916    $      9      0.61% $    4,733    $     21      0.91% $       (7)   $      (5)   $    (12)
 Securities
    Taxable                    185,096       4,553      4.95     248,369       6,500      5.28      (1,610)        (337)     (1,947)
    Non-taxable                 39,261       1,129      5.78      40,991       1,128      5.55         (54)          55           1
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
       Total securities
         (tax
         equivalent)           224,357       5,682      5.09     289,360       7,628      5.32      (1,664)        (282)     (1,946)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
 Federal funds sold              3,440          50      2.93       9,509         247      5.45        (127)         (70)       (197)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
 Loans
    Commercial                 212,135       6,863      6.51     179,082       7,258      8.17         911       (1,306)       (395)
    Real estate                781,892      26,203      6.74     674,892      25,293      7.56       3,250       (2,340)        910
    Installment and
      other                     10,867         347      6.41      16,155         518      6.46        (161)         (10)       (171)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
       Gross loans
         (tax
         equivalent)         1,004,894      33,413      6.69     870,129      33,069      7.66       4,000       (3,656)        344
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
          Total
            interest-
            earnings
            assets           1,235,607      39,154      6.37   1,173,731      40,965      7.04       2,202       (4,013)     (1,811)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
Noninterest-earning
 assets
 Cash and cash
   equivalents                  31,401                            28,440
 Premises and equipment,
    net                         34,933                            35,617
 Other assets                   68,837                            74,481
                            ----------                        ----------
    Total nonearning
      assets                   135,171                           138,538

       Total assets         $1,370,778                        $1,312,269
                            ==========                        ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities
 NOW accounts               $  109,505    $    694      1.28  $  104,124    $    896      1.74          (6)        (196)       (202)
 Money market accounts         160,723       2,428      3.04     119,364       2,117      3.58         601         (290)        311
 Savings deposits               90,167         203      0.45     102,039         354      0.70         (59)         (92)       (151)
 Time deposits                 560,587      12,042      4.32     601,892      14,893      4.99      (1,174)      (1,677)     (2,851)
 Federal funds
    purchased and
    repurchase
    Agreements                  44,899         486      2.18      38,546         873      4.57         787       (1,174)       (387)
 Advances from FHLB            116,199       1,948      3.37      59,471       1,273      4.32         947         (272)        675
 Notes payable                  41,474       1,134      5.11      31,397       1,246      8.00         279         (391)       (112)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
    Total interest-
      bearing
      liabilities            1,123,554      18,935      3.39   1,056,833      21,652      4.13       1,375       (4,092)     (2,717)
                            ----------    --------   -------  ----------    --------   -------  ----------    ----------   --------
Noninterest-bearing
 liabilities
 Noninterest-bearing
   deposits                    117,706                           126,134
 Other liabilities              11,044                            11,009
                            ----------                        ----------
    Total noninterest-
      bearing liabilities      128,750                           137,143
                            ----------                        ----------
 Stockholders' equity          118,474                           118,293
                            ----------                        ----------
 Total liabilities and
   stockholders' equity     $1,370,778                        $1,312,269
                            ==========                        ==========

 Net interest income
   (tax equivalent)                       $ 20,219                          $ 19,313            $      827    $      79    $    906
                                          ========                          ========            ==========    =========    ========
 Net interest income
   (tax equivalent)
    to total earning
    assets                                              3.29%                             3.32%
                                                     =======                           =======
 Interest-bearing
     liabilities
     to earning assets           90.93%                            90.04%
                            ==========                        ==========

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

Due largely to the deterioration of two loan relationships during the second quarter 2008 (see "Nonperforming Asset" section for further discussion), the Company recorded an $866 provision for loan losses versus $226 in the same quarter of 2007. For the six months ended June 30, 2008, the Company recorded a $1,632 provision for loan losses as compared to recognizing a provision of $226 in the 2007 period.

The following factors have impacted 2008 provision levels:

         o        growth in loan portfolio;

         o        increase in action list loans since year-end;

         o identifying and addressing problem credits based on the recent deteriorating economic conditions.

Net charge-offs for the second quarter 2008 were $545 or 0.05% of average loans as compared to $300 or 0.03% reported in the first quarter 2008 and $5 in net charge-offs reported in the second quarter 2007. Net charge-offs for the six months ended June 30, 2008 were $845 or 0.08% of average loans as compared to $233 or 0.03% of average loans for the comparable period in 2007.

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

--------------------------------------------------------------------------------
                                      21.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
Service charges                               1,875           1,969           3,511           3,552
Trust income                                    232             232             485             461
Mortgage banking income                         389             449             835             883
Brokerage commissions and fees                   66             104             168             230
Bank owned life insurance                       254             247             506             488
Securities gains, net                            --             (33)            848             (33)
Gain on sale of OREO                            142             491             238             588
Gain on sale of Other Assets                    629              --           1,111              --
Other income                                    705             735           1,528           1,279
                                       ------------    ------------    ------------    ------------
   Total noninterest income            $      4,292    $      4,194    $      9,230    $      7,448
                                       ============    ============    ============    ============

Noninterest income increased $98 during the second quarter 2008 to $4,292 as compared to $4,194 for the same period in 2007. Excluding $771 in gains on sale of branches and OREO properties from the second quarter 2008 and $491 in OREO gains from the second quarter 2007, noninterest income decreased $182 or 4.9%. The decrease was primarily the result of a reduction in service charges on deposit accounts, fees received on items drawn on customer accounts with insufficient funds and revenue generated from the mortgage banking and wealth management business units.

Noninterest income totaled $9,230 for the six months ended June 30, 2008, compared to $7,448 for the same period in 2007. Excluding all net gains on sale of assets, OREO, and net securities gains for both periods, noninterest income increased $140 or 2.0%. This improvement was largely due to increases in fees collected for electronic banking services for debit cards and ATM machines.

      Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
Salaries and employee benefits         $      4,493    $      5,144    $      9,322    $     10,292
Occupancy expense, net                          919           1,019           1,957           1,960
Furniture and equipment expense                 624             627           1,406           1,322
Marketing                                       315             221             551             413
Supplies and printing                            99             156             230             337
Telephone                                       201             210             442             388
Data processing                                 231             276             534             859
Amortization of intangible assets               775             591           1,684           1,212
Other expenses                                1,564           1,602           3,411           3,011
                                       ------------    ------------    ------------    ------------
   Total noninterest expense           $      9,221    $      9,846    $     19,537    $     19,794
                                       ============    ============    ============    ============

Noninterest expense decreased $625 to $9,221 for the three months ended June 30, 2008 as compared to $9,846 for the same period in 2007. Excluding nonrecurring charges of $563 in 2008 and $716 in 2007, noninterest expense levels decreased $472 or 5.2%. The decrease was reported across most categories and was predominantly due to a reduction in the number of full-time equivalent employees which yielded lower salary and benefits costs.

--------------------------------------------------------------------------------
                                      22.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Noninterest expense totaled $19,537 for the six months ended June 30, 2008, decreasing by $257 or 1.3% from the same period in 2007. Excluding nonrecurring charges of $1,307 for 2008 and $716 for 2007, noninterest expense levels decreased $848 or 4.4% for the first six months of 2008 as compared to 2007. The change was largely reflective of the same items discussed regarding the second quarter.

      Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 30, 2008 and 2007.

                              Three Months Ended         Six Months Ended
                                    June 30,                 June 30,
                             -----------------------   -----------------------
                                2008         2007         2008         2007
                             ----------   ----------   ----------   ----------
Income before income taxes   $    4,209   $    3,613   $    7,768   $    6,242
Applicable income taxes           1,504        1,107        2,618        1,837
Effective tax rates                35.7%        30.6%        33.7%        29.4%

The Company recorded an income tax expense of $1,504 and $1,107 for the three months ended June 30, 2008 and 2007, respectively. Effective tax rates equaled 35.7% and 30.6% respectively, for such periods. The Company recorded income tax expense of $2,618 and $1,837 for the six months ended June 30, 2008 and 2007, respectively. Effective tax rates equaled 33.7% and 29.4% respectively, for such periods.

The Company's effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from state tax. Also, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. The increase in the effective tax rates over the prior year is driven by the higher pretax income and a decline in tax-exempt interest leading to higher federal taxes. In regard to the increased state tax expense, the growth in the Missouri branch and the changes in the Illinois tax code regarding apportionment rules resulted in higher state taxes for the applicable states.

Earnings Review by Business Segment

The Company's internal reporting and planning process focuses on four primary lines of business: Retail, Commercial, Treasury and Wealth Management. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

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

         Retail generated $1,901 of net income in the second quarter of 2008 as compared to $806 during same period in 2007. Year to date Retail Segment net income was $2,785 as compared to $1,197 for the same period in 2007. Retail assets were $294,634 at June 30, 2008, $306,156 at December 31, 2007 and
$341,965 as of June 30, 2007.

         For the second quarter of 2008, net income increased due to the gain on sale of branches and stronger revenues on electronic banking products. Additionally, FTE's are lower which decreased the payroll and benefit costs for retail and core deposit amortization was lower. These positive variances were slightly offset by higher IT costs, debit card expenses, miscellaneous deposit expenses and miscellaneous expenses.

         The change in net income for the six months ended June 30, 2008 was reflective of the same reasons discussed for the second quarter.

         Commercial Segment. The Commercial Segment ("Commercial") provides commercial banking services to business customers served through the Company's full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

         Commercial had $2,542 of net income in the second quarter of 2008 as compared to $1,918 during same period in 2007. Year to date Commercial Segment net income was $3,144 as compared to $3,541 for the same period in 2007. Commercial assets were $785,542 at June 30, 2008, $741,861 at December 31, 2007 and $685,656 as of June 30, 2007.

         Net income for the second quarter of 2008 increased as compared to the same period in 2007 due to the growth in the commercial loan portfolio which led to 30.3% increase in margin. Lower funding costs also helped increase the margin during the period. This increase was slightly offset by an increased provision due to the growth in the loan portfolio, identifying and addressing problem credits, and the recent deteriorating economic conditions. Additionally, noninterest income was lower as compared to 2007 due to the gain on sale of OREO recorded in 2007 as well as, payroll costs are higher than in 2007 due to an increase in the FTE's in this line of business.

         For the six months ended June 30, 2008, the change in net income was largely due to the higher provision taken during the second quarter as discussed in "Provision for Loan Losses" section.

         Treasury Segment. The Treasury Segment ("Treasury") is responsible for managing the investment portfolio and acquiring funding for loan activity. Treasury had a net loss of ($11) in the second quarter of 2008 and generated net income of $434 during same period in 2007. Year to date Treasury Segment net income was $610 as compared to $390 for the same period in 2007. Treasury assets were $216,047 at June 30, 2008, $268,484 at December 31, 2007 and $281,329 as of
June 30, 2007.

         Treasury's net income for second quarter declined in comparison to 2007 results due to the approximately $83,000 in discounted agency securities called during first quarter which resulted in fewer earning assets to generate revenue during the period. Additionally, since assets were lower than in 2007, net allocated expenses were lower due to the decreased asset base. These positive variances were augmented by a tax benefit for the period.

--------------------------------------------------------------------------------
                                      24.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

         Net income for the first six months of 2008 decreased in comparison to 2007 due to the discounted agency securities called during first quarter as mentioned previously which led to lower net interest income that was offset partially by the net gain on sale of $848. Offsetting this negative variance was lower net allocated expenses attributed to the decreased asset base and lower income taxes.

         Wealth Management Segment. The Wealth Management Segment ("Wealth") provides trust services, estate administration, financial planning, employee benefit plan administration, asset management, and brokerage transaction services.

         Wealth had a loss of $(347) during the second quarter 2008 as compared to $(109) in same period in 2007. Year to date Wealth generated a loss of $(472) as compared to $(225) for the same period in 2007. Wealth assets were $597 at June 30, 2008, $1,289 at December 31, 2007 and $1,396 as of June 30, 2007.

         Assets and earnings decreased due to the $297 write-down of goodwill for its business lines in the second quarter.

         The results for the first six months of 2008 decreased over the same period in 2007 due to the write-down of $694 of goodwill during the first and second quarters of 2008. This negative variance was slightly offset by increased earnings and other costs being lower during the period.

Financial Condition

      General

As of June 30, 2008, the following are the highlights of the balance sheet when compared to December 31, 2007:

         o Outstanding loans totaled $1,003,689 at June 30, 2008 compared to $957,285 at December 31, 2007, representing an increase of $46,404 or 4.8%. The loan growth was largely generated in the St. Louis market and was concentrated in commercial real estate. Excluding $30,100 in loans related to branch sales recorded in the first and second quarters of 2008, loans grew $76,500 or 8.0% since year-end 2007. The Company has no direct exposure to subprime mortgages.

         o Deposits totaled $1,011,723 at June 30, 2008 compared to $1,033,022 at December 31, 2007, representing a decrease of $21,299 or 2.1%. The decrease was experienced across most types with a significant portion coming from higher costing time deposits. Excluding $54,700 in deposits related to branch sales recorded in the first and second quarters of 2008, deposits increased $32,400 or 3.1% since year-end 2007. This increase was due to an overall increase in core deposits which grew 8.0%.

         o The Company's consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Total securities fair market value declined $5,400 from March 31, 2008 and $6,979 from December 31, 2007.

         o Management believes that the decline in fair market value was attributable to interest rate factors, general market risk repricing, and lack of liquidity in the capital markets verses an underlying collateral or credit quality issues of a particular investment. As such, we do not believe any individual unrealized losses as of June 30, 2008 represent other-than-temporary impairment based on the following factors:

--------------------------------------------------------------------------------
                                      25.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

         o No holdings have been downgraded below investment grade by any of the rating agencies.

         o We have no knowledge that any of our direct investments consists of sub prime loans.

         o We've obtained updated cash flow projections on all of our Trust Preferred issuances. Based on this analysis and our review, these instruments have cash flows sufficient to cover any scheduled principle and interest payments.

         o The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

                                                                2008                            2007
                                                      -----------------------   ------------------------------------
                                                        Jun 30,      Mar 31,      Dec 31,      Sep 30,      Jun 30,
                                                      ----------   ----------   ----------   ----------   ----------
Nonaccrual loans                                      $   19,808   $    4,057   $    4,090   $    5,573   $    4,492
Loans 90 days past due and still accruing interest            --           --           --           --           --
                                                      ----------   ----------   ----------   ----------   ----------
     Total nonperforming loans                            19,808        4,057        4,090        5,573        4,492

Other real estate owned                                    4,317        1,153        2,937        4,620        6,568
                                                      ----------   ----------   ----------   ----------   ----------
Total nonperforming assets                            $   24,125   $    5,210   $    7,027   $   10,193   $   11,060
                                                      ==========   ==========   ==========   ==========   ==========

Nonperforming loans to total end of period loans            1.97%        0.44%        0.43%        0.60%        0.49%
Nonperforming assets to total end of period loans           2.40%        0.57%        0.73%        1.09%        1.21%
Nonperforming assets to total end of period assets          1.76%        0.38%        0.51%        0.75%        0.81%

The level of nonperforming loans at June 30, 2008 increased to $19,808 versus $4,058 that existed at March 31, 2008 and $4,090 that existed as of December 31, 2007. As previously disclosed in its quarterly report on Form 10-Q for the first quarter 2008 filed on May 9, 2008, the Company is engaging in an ongoing review of its commercial real estate loan portfolio. This review prompted the identification of two large problem relationships aggregating $28,000 in late March and early-April. Upon further analysis and deterioration of these two relationships, action plans were implemented to address these loans which resulted in $20,000 related to these loans being classified as nonperforming loans during the second quarter 2008.

--------------------------------------------------------------------------------
                                      26.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

One relationship, totaling $16,300, is currently in foreclosure which is expected to be completed in the third quarter. The Company's exposure was reduced by extinguishing an unfunded commitment of $100 and a $500 write down during the second quarter. Marketing efforts are under way and, management has entered into a contract for $6,800 to sell one parcel of the collateral and anticipates selling all of the underlying collateral prior to year-end.

The second relationship, totaling $11,100, included a $7,300 loan which is currently being restructured and is expected to continue as a performing relationship. Of the remaining balance, the Company successfully foreclosed on the property securing a $3,800 loan. This foreclosed property is now under contract and management anticipates closing on the sale of this property prior to year-end.

The level of nonperforming loans to total end of period loans was 1.97% at June 30, 2008, as compared to 0.43% at December 31, 2007 and 0.40% at March 31, 2008.
The reserve coverage ratio (allowance to nonperforming loans) was reported at 58.27% as of June 30, 2008 as compared to 262.96% as of December 31, 2007 and 276.52% as of March 31, 2008. In light of current market conditions, the Company is continuing to review its commercial real estate loan portfolio.

      Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $1,039 at June 30, 2008 as compared to $2,044 at June 30, 2007 and $1,485 at December 31, 2007. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

      Allowance for Loan Losses

At June 30, 2008, the allowance for loan losses was $11,542 or 1.15% of total loans as compared to $10,755 or 1.12% at December 31, 2007. The allowance was 1.15% of total loans outstanding at June 30, 2008, compared to 1.10% reported at March 31, 2008 and 1.12% as of December 31, 2007. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net decrease in cash and cash equivalents of $3,390 from December 31, 2007 to June 30, 2008.

During the first six months of 2008, the Company experienced net cash outflows of $67,117 in investing activities primarily due to an increase in loans and purchases of securities. In contrast, net cash inflows of $61,423 were provided by financing activities largely due to the net growth in deposits and issuance of debt and $2,304 was provided by operations.


--------------------------------------------------------------------------------
                                      29.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2008.

                                                                       Payments Due by Period
                                            ----------------------------------------------------------------------------
                                              Within 1                                          After
                                                Year        1 - 3 Years     4 - 5 Years        5 Years          Total
                                            ------------    ------------    ------------    ------------    ------------
Contractual Obligations

    Short-term debt                         $     10,893    $         --    $         --    $        250    $     11,143
    Long-term debt                                   160           2,345           2,285           6,000          10,790
    Certificates of deposit                      467,456          58,652           8,659             116         534,883
    Operating leases                                 348             594             613             306           1,861
    Severance payments                               105              --              --              --             105
    Series B mandatory redeemable
       preferred stock                                --             831              --              --             831
    Subordinated debentures                           --              --              --          20,620          20,620
    FHLB advances                                 92,037          31,200              --           5,063         128,300
                                            ------------    ------------    ------------    ------------    ------------
       Total contractual cash obligations   $    570,999    $     93,622    $     11,557    $     32,355    $    708,533
                                            ============    ============    ============    ============    ============

                                                             Amount of Commitment Expiration Per Period
                                            ----------------------------------------------------------------------------
                                              Within 1                                          After
                                                Year        1 - 3 Years     4 - 5 Years        5 Years          Total
                                            ------------    ------------    ------------    ------------    ------------
Off-Balance Sheet Financial Instruments

    Lines of credit                         $    170,478    $     46,002    $      3,487    $     21,359    $    241,326
    Standby letters of credit                      6,464           6,167              --           2,771          15,402
                                            ------------    ------------    ------------    ------------    ------------
       Total contractual cash obligations   $    176,942    $     52,169    $      3,487    $     24,130    $    256,728
                                            ============    ============    ============    ============    ============

Capital Resources

      Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at June 30, 2008 was $116,607, a decrease of $2,269 or 1.9%, from December 31, 2007. The change in stockholders' equity was largely the result of a decrease in accumulated other comprehensive income due to a reduction in the fair market value of available-for-sales securities, postretirement liability adjustment related to the adoption of FASB Issue No. 06-4 and modest repurchase activity transacted in the first quarter 2008. Average quarterly equity as a percentage of average quarterly assets was 8.61% at June 30, 2008, compared to 8.75% at December 31, 2007. Book value per common share equaled $19.26 at June 30, 2008 compared to $19.50 at December 31, 2007.

      Stock Repurchase

The Company did not repurchase shares of stock during the quarter ended June 30, 2008. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

--------------------------------------------------------------------------------
                                      30.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Capital Measurements

As discussed in Note 8, the Company's current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1
(core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.3% and 11.2%, respectively, at June 30, 2008. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                    December 31,           Minimum        Well
                                June 30,     ------------------------      Capital     Capitalized
                                  2008          2007           2006        Ratios        Ratios
                               ----------    ----------    ----------    ----------    ----------
Tier 1 risk-based capital      $  105,447    $  101,831    $   99,869
Tier 2 risk-based capital          21,542        10,755        10,835
                               ----------    ----------    ----------

    Total capital              $  126,989    $  112,586    $  110,704
                               ==========    ==========    ==========

Risk-weighted assets           $1,137,096    $1,102,602    $  926,874
                               ==========    ==========    ==========
Capital ratios:
   Tier 1 risk-based capital          9.3%          9.2%         10.8%          4.0%          6.0%
   Total risk-based capital          11.2%         10.2%         11.9%          8.0%         10.0%
   Leverage ratio                     7.9%          7.7%          7.9%          4.0%          5.0%

Recent Regulatory and Accounting Developments

See Note 11 to the Unaudited Consolidated Financial Statements for information concerning recent regulatory and accounting developments.

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

--------------------------------------------------------------------------------
                                      31.

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


--------------------------------------------------------------------------------
                                      32.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2008 and December 31, 2007, respectively:

                                             Change in Net Interest Income Over
                                                      One Year Horizon
                                    -------------------------------------------------
                                          June 30, 2008          December 31, 2007
                                    -----------------------   -----------------------
                                             Change                    Change
                                    -----------------------   -----------------------
                                         $            %            $            %
                                    ----------   ----------   ----------   ----------
+  200 bp                           $      583         1.49%  $      305         0.74%
+  100 bp                                  409         1.04          509         1.23

   Base                                     --           --           --           --

-  100 bp                                 (463)       (1.18)      (1,410)       (3.41)
-  200 bp                               (1,574)       (4.01)      (3,109)       (7.51)

As shown above, the Company's model at June 30, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $583 or 1.49%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $1,574 or 4.01%.

Management continues to position our balance sheet to maximize the net interest margin as steps were taken to adjust our funding costs to react to the rate reductions that were announced in the first 6 months of 2008. The mix of our funding portion of the balance sheet has been adjusted to align it with our asset sensitive portion of the balance sheet to create better spreads in various sectors. With these changes, we have been able to reposition our funding and align it better with the shorter end of the yield curve which minimizes our exposure to the volatility found at the longer end of the yield curve.

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

--------------------------------------------------------------------------------
                                      33.

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


--------------------------------------------------------------------------------
                                      34.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended June 30, 2008.

                                                           Total Number of        Maximum Number
                                                          Shares Purchased        of Shares that
                                                              as Part of            May Yet Be
                   Total Number of     Average Price      Publicly Announced    Purchased Under the
   Period         Shares Purchased     Paid per Share     Plans or Programs      Plans or Programs
   -------------  ----------------     --------------     -----------------      -----------------
   04/01/08 -                    -     $            -                    -                 395,078
   04/30/08

   05/01/08 -                    -     $            -                    -                 395,078
   05/31/08

   06/01/08 -                    -     $            -                    -                 395,078
   06/30/08

   Total (1)                     -     $            -                    -                 395,078


(1) The Company repurchased no shares of stock during the quarter ended June 30, 2008. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

Item 3.  Defaults Upon Senior Securities

              None.

--------------------------------------------------------------------------------
                                      35.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the April 23, 2008 annual meeting of stockholders, Richard J. Berry, Walter E. Breipohl and Randall E. Ganim were elected to serve as Class I directors until 2011. Continuing as Class II directors until 2009 are Michael A. Griffith, Michael J. Hejna and John A. Shinkle. Continuing as Class III directors until 2010 are Thomas A. Daiber, Dennis J. McDonnell, Mark L. Smith and Scott C. Sullivan.

         There were 6,470,840 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meetings was as follows:

                                         For            Withheld
                                      ---------         --------
       Election of Directors
          Richard J. Berry            5,438,442          109,915
          Walter E. Breipohl          5,462,248           86,109
          Randall E. Ganim            5,462,395           85,962

Item 5.  Other Information

         None

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

--------------------------------------------------------------------------------
                                      36.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTRUE FINANCIAL CORPORATION

Date: August 8, 2008                   By: /s/ Thomas A. Daiber
                                           -------------------------------------
                                           Thomas A. Daiber
                                           President and Principal Executive
                                           Officer


Date: August 8, 2008                   By: /s/ Kurt R. Stevenson
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Senior Executive Vice President and
                                           Principal Financial and Accounting
                                           Officer





--------------------------------------------------------------------------------
                                      37.