Form 10-Q
period 2008-09-30
CENTRUE FINANCIAL CORP
filed 2008-11-07
CIK 1019650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares outstanding at November 7, 2008
-----------------------------             --------------------------------------
Common Stock, Par Value $1.00                          6,028,491


================================================================================

                          CENTRUE FINANCIAL CORPORATION
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2008

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

         o   Unaudited Consolidated Balance Sheets............................1

         o   Unaudited Consolidated Statements of Income and
                     Comprehensive Income ....................................2

         o   Unaudited Consolidated Statements of Cash Flows..................4

         o   Notes to Unaudited Consolidated Financial Statements.............5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................18

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk.................................................36

Item 4.  Controls and Procedures ............................................37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................38

Item 1A. Risk Factors........................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........38

Item 3.  Defaults Upon Senior Securities.....................................38

Item 4.  Submission of Matters to a Vote of Security Holders.................38

Item 5.  Other Information...................................................38

Item 6.  Exhibits............................................................39

SIGNATURES...................................................................40


CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
------------------------------------------------------------------------------------------------------------

                                                                               September 30,    December 31,
                                                                                   2008            2007
                                                                               -------------   -------------
ASSETS
     Cash and cash equivalents                                                 $      40,642   $      51,628
     Securities available-for-sale                                                   205,549         238,661
     Restricted securities                                                            10,411          10,670
     Loans                                                                           973,933         957,285
     Allowance for loan losses                                                       (11,461)        (10,755)
                                                                               -------------   -------------
         Net loans                                                                   962,472         946,530
     Cash value of life insurance                                                     27,662          26,895
     Mortgage servicing rights                                                         2,932           3,161
     Premises and equipment, net                                                      32,887          35,615
     Goodwill                                                                         24,494          25,498
     Intangible assets, net                                                            9,524          11,007
     Other real estate                                                                12,445           2,937
     Other assets                                                                     13,164          12,397
                                                                               -------------   -------------

         Total assets                                                          $   1,342,182   $   1,364,999
                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
         Deposits
              Non-interest-bearing                                             $     106,863   $     114,360
              Interest-bearing                                                       901,862         918,662
                                                                               -------------   -------------
                  Total deposits                                                   1,008,725       1,033,022
         Federal funds purchased and securities sold
              under agreements to repurchase                                          32,697          44,937
         Federal Home Loan Bank advances                                             131,293         121,615
         Notes payable                                                                20,655          13,802
         Series B mandatory redeemable preferred stock                                   831             831
         Subordinated debentures                                                      20,620          20,620
         Other liabilities                                                             9,113          11,296
                                                                               -------------   -------------
              Total liabilities                                                    1,223,934       1,246,123
                                                                               -------------   -------------

     Commitments and contingent liabilities                                               --              --

     Stockholders' equity
         Series A convertible preferred stock (aggregate liquidation
              preference of 2,762)                                                       500             500
         Common stock, $1 par value, 15,000,000 shares authorized;
              7,453,555 and 7,438,110 shares issued at September 30, 2008
              and December 31, 2007                                                    7,454           7,438
         Surplus                                                                      71,435          70,901
         Retained earnings                                                            64,931          60,344
         Accumulated other comprehensive income (loss)                                (3,652)            939
                                                                               -------------   -------------
                                                                                     140,668         140,122
         Treasury stock, at cost 1,425,064 shares at September 30, 2008
              and 1,366,564 at December 31, 2007                                     (22,420)        (21,246)
                                                                               -------------   -------------
              Total stockholders' equity                                             118,248         118,876
                                                                               -------------   -------------

                  Total liabilities and stockholders' equity                   $   1,342,182   $   1,364,999
                                                                               =============   =============

See Accompanying Notes to Unaudited Financial Statements

------------------------------------------------------------------------------------------------------------


CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                           ---------------------------   ---------------------------
                                                               2008           2007           2008           2007
                                                           ------------   ------------   ------------   ------------
Interest income
     Loans                                                 $     15,316   $     18,000   $     48,584   $     50,963
     Securities
         Taxable                                                  2,150          3,071          6,731          9,543
         Exempt from federal income taxes                           351            378          1,064          1,141
     Federal funds sold and other                                    14            112             94            380
                                                           ------------   ------------   ------------   ------------
         Total interest income                                   17,831         21,561         56,473         62,027

Interest expense
     Deposits                                                     6,225          9,734         21,591         27,994
     Federal funds purchased and securities
         sold under agreements to repurchase                        189            536            675          1,409
     Federal Home Loan Bank advances                                838            636          2,786          1,909
     Series B mandatory redeemable preferred                         12             12             37             37
     Subordinated debentures                                        322            395            956          1,293
     Notes payable                                                  263            164            739            487
                                                           ------------   ------------   ------------   ------------
         Total interest expense                                   7,849         11,477         26,784         33,129
                                                           ------------   ------------   ------------   ------------

Net interest income                                               9,982         10,084         29,689         28,898
Provision for loan losses                                         1,225             --          2,857            226
                                                           ------------   ------------   ------------   ------------
Net interest income after
     Provision for loan losses                                    8,757         10,084         26,832         28,672

Noninterest income
     Service charges                                              1,980          1,725          5,491          5,063
     Trust income                                                   176            243            661            704
     Mortgage banking income                                        349            399          1,184          1,282
     Brokerage commissions and fees                                  73            416            241            646
     Bank owned life insurance                                      260            252            767            740
     Securities gains (losses), net                                  --             --            848            (33)
     Gain on sale of OREO                                           122            459            360          1,047
     Gain (loss) on sale of other assets                            (33)            (4)         1,078             (4)
     Other income                                                   667            877          2,194          2,370
                                                           ------------   ------------   ------------   ------------
                                                                  3,594          4,367         12,824         11,815

Noninterest expenses
     Salaries and employee benefits                               3,554          3,891         12,876         14,183
     Occupancy                                                      761          1,028          2,718          2,988
     Furniture and equipment                                        649            616          2,055          1,938
     Marketing                                                      355            325            906            738
     Supplies and printing                                          101            137            331            474
     Telephone                                                      172            198            614            586
     Data Processing                                                378            308            912          1,167
     Amortization of intangible assets                              488            562          2,172          1,774
     Other expenses                                               1,664          1,566          5,075          4,577
                                                           ------------   ------------   ------------   ------------
                                                                  8,122          8,631         27,659         28,425

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                           ---------------------------   ---------------------------
                                                               2008           2007           2008           2007
                                                           ------------   ------------   ------------   ------------
Income before income taxes                                        4,229          5,820         11,997         12,062
Income taxes                                                      1,430          1,982          4,048          3,819
                                                           ------------   ------------   ------------   ------------
         Net income                                        $      2,799   $      3,838   $      7,949   $      8,243
                                                           ============   ============   ============   ============

Preferred stock dividends                                            52             52            156            156
                                                           ------------   ------------   ------------   ------------
Net income for common stockholders                         $      2,747   $      3,786   $      7,793   $      8,087
                                                           ============   ============   ============   ============

Basic earnings per common share                            $       0.46   $       0.60   $       1.29   $       1.26
                                                           ============   ============   ============   ============
Diluted earnings per common share                          $       0.46   $       0.60   $       1.29   $       1.26
                                                           ============   ============   ============   ============

Total comprehensive income:
     Net income                                            $      2,799   $      3,838   $      7,949   $      8,243
     Change in unrealized gains (losses) on
         available for sale securities                             (514)         2,008         (7,495)           330
     Tax effect                                                    (199)           778         (2,904)           128
                                                           ------------   ------------   ------------   ------------

     Total comprehensive income (loss), net of tax                 (315)         1,230         (4,591)           202
                                                           ------------   ------------   ------------   ------------
     Total comprehensive income                            $      2,484   $      5,068   $      3,358   $      8,445
                                                           ============   ============   ============   ============

See Accompanying Notes to Unaudited Financial Statements

--------------------------------------------------------------------------------------------------------------------


CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2008           2007
                                                                          ------------   ------------
Cash flows from operating activities
     Net Income                                                           $      7,949   $      8,243
     Adjustments to reconcile net income to
     Net cash provided by operating activities
         Depreciation                                                            2,157          1,545
         Amortization of intangible assets                                       2,172          1,774
         Amortization of mortgage servicing rights, net                            370            287
         Amortization of bond premiums, net                                        386            152
         Share based compensation                                                  318             72
         Provision for loan losses                                               2,857            226
         Provision for deferred income taxes                                     5,113         (3,778)
         Earnings on bank-owned life insurance                                    (767)          (740)
         Securities losses/(gains), net                                           (848)            33
         (Gain) loss on sale of OREO                                              (360)        (1,047)
         (Gain) loss on sale of loans                                             (904)          (938)
         (Gain) on sale of branches                                             (1,107)            --
         Loss related to sale of Wealth Management                                 340             --
         Proceeds from sales of loans held for sale                             61,394         62,208
         Origination of loans held for sale                                    (60,907)       (65,246)
         Change in assets and liabilities
              (Increase) decrease in other assets                               (5,424)         5,058
              Increase (decrease) in other liabilities                             687          2,946
                                                                          ------------   ------------
                  Net cash provided by (used in) operating activities           13,426         10,795

Cash flows from investing activities
     Securities available-for-sale
         Proceeds from maturities and paydowns                                 113,170         35,636
         Proceeds from sales                                                       258          2,497
         Purchases                                                             (86,848)        (4,557)
     Net decrease (increase) in loans                                          (70,341)      (101,092)
     Purchase of premises and equipment                                           (202)        (1,925)
     Proceeds from sale of OREO                                                 10,408          6,386
     Purchase of Missouri Bank charter                                              --           (581)
     Sale of Branches, net of premium received                                 (19,498)            --
                                                                          ------------   ------------
              Net cash provided by (used in) investing activities              (53,053)       (63,636)

Cash flows from financing activities
     Net increase (decrease) in deposits                                        27,924         37,195
     Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                       (12,240)        15,976
     Repayment of advances from the Federal Home Loan Bank                    (494,322)
     Proceeds from advances from the Federal Home Loan Bank                    504,000         17,577
     Payments on notes payable                                                  (3,397)          (368)
     Proceeds from notes payable                                                10,250          3,750
     Dividends on common stock                                                  (2,477)        (2,432)
     Dividends on preferred stock                                                 (156)          (156)
     Proceeds from exercise of stock options                                       233            358
     Purchase of treasury stock                                                 (1,174)        (4,246)
                                                                          ------------   ------------
              Net cash provided by (used in) financing activities               28,641         67,654
                                                                          ------------   ------------
Net increase (decrease) in cash and cash equivalents                           (10,986)        14,813

Cash and cash equivalents
     Beginning of period                                                        51,628         40,195
                                                                          ------------   ------------
     End of period                                                        $     40,642   $     55,008
                                                                          ============   ============

Supplemental disclosures of cash flow information
     Cash payments for
         Interest                                                         $     28,958   $     31,619
         Income taxes                                                            4,017            952
         Transfers from loans to other real estate owned                        19,709          7,900

See Accompanying Notes to Unaudited Financial Statements

-----------------------------------------------------------------------------------------------------

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands
(000s), except shares and per share data.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 2.  Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Basic Earnings Per Common Share
   Net income for common shareholders            $      2,747   $      3,786   $      7,793   $      8,087
   Weighted average common shares outstanding           6,028          6,322          6,036          6,399
                                                 ------------   ------------   ------------   ------------
       Basic earnings per common share           $       0.46   $       0.60   $       1.29   $       1.26
                                                 ============   ============   ============   ============

Diluted Earnings Per Common Share
   Weighted average common shares outstanding           6,028          6,322          6,036          6,399
   Add: dilutive effect of assumed exercised
       stock options                                        2             36             15             34
                                                 ------------   ------------   ------------   ------------
   Weighted average common and dilutive
       potential shares outstanding                     6,030          6,358          6,051          6,433
                                                 ============   ============   ============   ============

       Diluted earnings per common share         $       0.46   $       0.60   $       1.29   $       1.26
                                                 ============   ============   ============   ============

There were approximately 611,738 and 244,200 options outstanding for the three months ended September 30, 2008 and 2007, respectively that were not included in the computation of diluted earnings per share. There were approximately 523,300 and 276,200 options outstanding for the nine months ended September 30, 2008 and 2007, respectively that were not included in the computation of diluted earnings per share. These options were antidilutive since the exercise prices were greater than the average market price of the common stock.

Note 3.  Securities

The primary strategic objective related to the Company's $215,960 investment securities portfolio is to assist with liquidity and interest rate risk management. Of the Company's securities, $205,549 are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The following table describes the fair value, gross unrealized gains and losses of securities available-for-sale at September 30, 2008 and December 31, 2007, respectively:

                                                                      September 30, 2008
                                                 ---------------------------------------------------------
                                                                    Gross         Gross
                                                     Fair        Unrealized     Unrealized        % of
                                                     Value          Gains         Losses        Portfolio
                                                 ------------   ------------   ------------   ------------
U.S. government agencies                         $     17,193   $        380   $         --            8.4%
States and political subdivisions                      39,911            515           (244)          19.4
Mortgage-backed  securities of U.S.
  government sponsored entities                       101,747            350           (401)          49.5
Collateralized mortgage obligations                    21,248             21           (493)          10.3
Equity securities                                       1,649            110            (12)           0.8
Investment in Trust Preferred instruments              21,910             --         (6,092)          10.7
Corporate                                               1,891             --            (96)           0.9
                                                 ------------   ------------   ------------   ------------
                                                 $    205,549   $      1,376   $     (7,338)         100.0%
                                                 ============   ============   ============   ============

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 3.  Securities (continued)

                                                                     December 31, 2007
                                                 ---------------------------------------------------------
                                                                    Gross         Gross
                                                     Fair        Unrealized     Unrealized        % of
                                                     Value          Gains         Losses        Portfolio
                                                 ------------   ------------   ------------   ------------
U.S. government agencies                         $    103,624   $      1,415   $        (14)          43.5%
States and political subdivisions                      41,561            501            (13)          17.4
Mortgage-backed  securities  of U.S.
     government sponsored entities                     47,784            287           (106)          20.0
Collateralized mortgage obligations                    24,077             68           (100)          10.1
Equity securities                                       1,601            105             --            0.7
Investment in Trust Preferred instruments              17,273             --           (609)           7.2
Corporate                                               2,741              9            (10)           1.1
                                                 ------------   ------------   ------------   ------------
                                                 $    238,661   $      2,385   $       (852)         100.0%
                                                 ============   ============   ============   ============

Management does not believe any individual unrealized losses as of September 30, 2008, identified in the preceding tables represent other-than-temporary impairment. These unrealized losses are primarily attributable to changes in the interest rates, general market risk repricing, and illiquidity in the capital markets. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on the available for sale securities is included, net of tax, in other comprehensive income.

The Company also attempts to minimize any credit risk and avoid investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

The amounts below include the activity related to security sales and calls. The activity related to securities available-for-sale were as follows:

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Proceeds                                         $         --   $         --   $     83,897   $      2,497
Realized gains                                   $         --   $         --   $        848   $          4
Realized losses                                  $         --   $         --   $         --   $        (37)

All of the activity from the table above was related to calls of securities during the nine month period ended September 30, 2008. The Company has not sold any securities during the period ended September 30, 2008.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of September 30, 2008 and December 31, 2007, respectively:

                                                    September 30, 2008              December 31, 2007
                                                 ---------------------------   ---------------------------
                                                       $             %               $              %
                                                 ------------   ------------   ------------   ------------
Commercial                                       $    158,180           16.3%  $    181,210           18.9%
Agricultural                                           14,667            1.5         21,861            2.3
Real estate:
   Commercial mortgages                               424,788           43.5        362,920           37.9
   Construction                                       167,530           17.2        159,274           16.6
   Agricultural                                        17,183            1.8         23,560            2.5
   1-4 family mortgages                               184,913           19.0        198,208           20.7
Installment                                             5,877            0.7          8,611            0.9
Other                                                     795            0.0          1,641            0.2
                                                 ------------   ------------   ------------   ------------
Total loans                                           973,933          100.0%       957,285          100.0%
                                                                =============                 ============
Allowance for loan losses                             (11,461)                      (10,755)
                                                 ------------                  ------------
   Loans, net                                    $    962,472                  $    946,530
                                                 ============                  ============

The following table presents data on impaired loans:                           September 30,  December 31,
                                                                                   2008           2007
                                                                               ------------   ------------
 Impaired loans for which an allowance has been provided                       $     16,058   $      5,502
 Impaired loans for which no allowance has been provided                              1,273          5,923
                                                                               ------------   ------------
 Total loans determined to be impaired                                         $     17,330   $     11,425
                                                                               ============   ============
 Allowance for loan loss for impaired  loans included in the
 allowance for loan losses                                                     $      3,006   $      2,350
                                                                               ============   ============

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies.

The Company reported loans held for sale of $2,015 and $1,598 of September 30, 2008 and December 31, 2007 respectively.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 are summarized below:


                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Beginning balance                                $     11,542   $     10,828   $     10,755   $     10,835
Charge-offs                                            (1,364)           (81)        (2,384)          (770)
Recoveries                                                 58            105            233            561
Provision for loan losses                               1,225             --          2,857            226
                                                 ------------   ------------   ------------   ------------
Ending balance                                   $     11,461   $     10,852   $     11,461   $     10,852
                                                 ============   ============   ============   ============
Period end total loans                           $    973,933   $    933,903   $    973,933   $    933,903
                                                 ============   ============   ============   ============
Average loans                                    $    987,758   $    921,608   $    999,848   $    887,477
                                                 ============   ============   ============   ============

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 4.  Loans (continued)
                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Ratio of net charge-offs to average loans                0.13%          0.00%          0.22%          0.02%
Ratio of provision for loan losses to
   average loans                                         0.12           0.00           0.29           0.03
Ratio of allowance for loan losses
   to period end total loans                             1.18           1.16           1.18           1.16
Ratio of allowance for loan losses
   to total nonperforming loans                         91.78         194.72          91.78         194.72
Ratio of allowance for loan losses
   to average loans                                      1.16           1.18           1.15           1.22

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, as amended on April 24, 2007, 570,000 shares of the Company's unissued common stock have been reserved for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 209,000 shares remaining for grants under this plan.

The Company's compensation committee awarded 5,000 restricted common stock awards on November 14, 2006 which were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award and are contingent upon continuous service by the recipient through the vesting date. Currently, there are 1,000 shares of the restricted stock that have vested.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5.  Stock Option Plans (continued)

A summary of the status of the option plans as of September 30, 2008, and changes during the period ended on those dates is presented below:

                                                                    September 30, 2008
                                                 ---------------------------------------------------------
                                                                                 Weighted-
                                                                  Weighted-      Average
                                                                  Average        Remaining     Aggregate
                                                                  Exercise      Contractual    Intrinsic
                                                    Shares         Price           Life          Value
                                                 ------------   ------------   ------------   ------------

Outstanding at January 1, 2008                        574,024   $      18.71
Granted                                               138,000          17.96
Exercised                                             (15,445)         16.17
Forfeited                                             (38,460)         20.60
                                                 ------------   ------------
Outstanding at end of period                          658,119   $      18.72      4.8 years   $         58
                                                 ============   ============      =========   ============
Vested or expected to vest                            648,380   $      18.72      4.7 years   $         58
                                                 ============   ============      =========   ============
Options exercisable at period end                     453,919   $      18.74      4.3 years   $         58
                                                 ============   ============      =========   ============

Options outstanding at September 30, 2008 and December 31, 2007 were as follows:

                                                          Outstanding                  Exercisable
                                                 ---------------------------   ---------------------------
                                                                  Weighted-
                                                                   Average                       Weighted-
                                                                  Remaining                      Average
                                                                 Contractual                     Exercise
     Range of Exercise Prices                        Number         Life           Number         Price
--------------------------------------           ------------   ------------   ------------   ------------
September 30, 2008:
   $   11.25  -   $   13.00                            46,381      1.8 years         46,381   $      11.60
       13.88  -       18.63                           257,938      4.8 years        164,938          16.40
       19.03  -       23.31                           353,800      5.3 years        242,600          21.70
                                                 ------------   ------------   ------------   ------------
                                                      658,119      4.8 years        453,919   $      18.74
                                                 ============   ============   ============   ============
December 31, 2007:
       11.25  -       13.00                            46,381      2.6 years         46,381          11.60
       13.88  -       18.63                           143,443      3.2 years        143,443          15.60
       19.03  -       23.31                           384,200      5.9 years        260,600          21.86
                                                 ------------   ------------   ------------   ------------
                                                      574,024      5.0 years        450,424   $      18.81
                                                 ============   ============   ============   ============

Information related to the stock option plan during the quarter ended September 30, 2008 and 2007 was as follows:

                                                 September 30,  September 30,
                                                    2008            2007
                                                 ------------   ------------
Intrinsic value of options exercised             $         --   $         12
Cash received from option exercises                        --             42
Tax benefit realized from option
exercises                                                  --             16

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $304 and $72 for the nine months ended September 30, 2008 and 2007. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $14 and $0 for the nine months ended September 30, 2008 and 2007.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 5.  Stock Option Plans (continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the period, there were no options granted.

                                                September 30,    December 31,
                                                     2008            2007
                                                 ------------   --------------
Fair value                                       $         --   $4.41  - 4.65
 Risk-free interest rate                                   --    4.06% - 4.95%
 Expected option life (years)                              --          6
 Expected stock price volatility                           --   23.33% - 23.67%
 Dividend yield                                            --     2.57 - 2.64%


Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2008 and beyond is estimated as follows:

                                                               Amount
                                                           ------------
October, 2008 - December, 2008                             $         48
2009                                                                172
2010                                                                172
2011                                                                160
2012                                                                104
2013                                                                  5
                                                           ------------
  Total                                                    $        661
                                                           ============

Note 6.  Contingent Liabilities and Other Matters

Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company's consolidated financial condition.

Note 7.  Business Acquisitions and Divestures

On March 28, 2008 the Company completed the sale of its Hanover and Elizabeth branches to Apple River State Bank headquartered in Apple River, Illinois. Apple River assumed approximately $22,700 in deposits and acquired $14,700 in loans, and $401 in premises and equipment. The net gain on the sale was $482.

On June 6, 2008 the Company completed the sale of its Manlius and Tampico branches to Peoples National Bank headquartered in Kewanee, Illinois. Peoples National assumed approximately $29,500 in deposits and acquired $17,600 in loans, and $214 in premises and equipment. The net gain on the sale was $629.

On August 29, 2008 the Company completed the sale of its Asset Management product line to Vezzetti Capital Management. There was no gain or loss recorded on this transaction.

On September 18, 2008 the Company completed the sale of its brokerage product line. The net loss on sale was $29.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 8.  Segment Information

The Company utilizes a line of business ("LOB") reporting structure. The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and other operations. Loans, and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage, and trust services generate the revenue in the wealth management segment and holding company services generate revenue in the other operations segment. The "net allocations" line represents the allocation of the costs that are overhead being spread to the specific segments.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies as forth in
Note 1. Segment performance is evaluated using net income.


Information reported internally for performance assessment follows.

                                                                         Three Months Ended
                                                                         September 30, 2008
                                       ---------------------------------------------------------------------------------------
                                         Retail        Commercial      Treasury        Wealth         Other          Total
                                         Segment         Segment       Segment       Management     Operations      Company
                                       ------------   ------------   ------------   ------------   ------------   ------------
Net interest income (loss)             $      3,437   $      6,596   $        815   $         (7)  $       (859)  $      9,982
Other revenue                                 2,834            259             --            219            282          3,594
Other expense                                 2,711            599             41            262          3,357          6,970
Noncash items
  Depreciation                                  369              2             --              2            291            664
  Provision for loan losses                      --          1,225             --             --             --          1,225
  Other intangibles                             458             --             --             30             --            488
Net allocations                                 436          2,669            360            182         (3,647)            --
Income tax expense                              758            779            137            (87)          (155)         1,430
  Segment profit (loss)                $      1,539   $      1,581   $        277   $       (177)  $       (421)  $      2,799

Goodwill                               $     11,926   $     12,405   $         --   $        163   $         --   $     24,494
Segment assets                         $    262,272   $    774,190   $    247,073   $        209   $     58,438   $  1,342,182


                                                                        Three Months Ended
                                                                         September 30, 2007
                                       ---------------------------------------------------------------------------------------
                                         Retail        Commercial      Treasury        Wealth         Other          Total
                                         Segment         Segment       Segment       Management     Operations      Company
                                       ------------   ------------   ------------   ------------   ------------   ------------
Net interest income (loss)             $      3,080   $      6,686   $        496   $       (146)  $        (32)  $     10,084
Other revenue                                 2,319          1,004             --            664            381          4,368
Other expense                                 2,361            605             50            485          3,823          7,324
Noncash items
  Depreciation                                  423              4             --              3            315            745
  Provision for loan losses                      --             --             --             --             --             --
  Other intangibles                             560             --             --              2             --            562
Net allocations                                 662          2,861            409            207         (4,139)            --
Income tax expense                              460          1,393             12            (59)           176          1,982
  Segment profit (loss)                $        933   $      2,827   $         25   $       (120)  $        174   $      3,839

Goodwill                               $     11,863   $     12,339   $         --   $      1,201   $         --   $     25,403
Segment assets                         $    360,840   $    710,319   $    283,930   $      1,573   $      6,584   $  1,363,246


--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 8.  Segment Information (continued)

                                                                         Nine Months Ended
                                                                         September 30, 2008
                                       ---------------------------------------------------------------------------------------
                                         Retail        Commercial      Treasury        Wealth         Other          Total
                                         Segment         Segment       Segment       Management     Operations      Company
                                       ------------   ------------   ------------   ------------   ------------   ------------
Net interest income (loss)             $     10,286   $     20,045   $      1,780   $        351   $     (2,773)  $     29,689
Other revenue                                 9,267            893            848            907            909         12,824
Other expense                                 9,024          2,354            151            908         10,743         23,180
Noncash items
  Depreciation                                1,363              5             --              8            931          2,307
  Provision for loan losses                      --          2,857             --             --             --          2,857
  Other intangibles                           1,446             --             --            726             --          2,172
Net allocations                               1,266          8,670          1,153            584        (11,673)            --
Income tax expense                            2,130          2,327            437           (319)          (527)         4,048
  Segment profit (loss)                $      4,324   $      4,725   $        887   $       (649)  $     (1,338)  $      7,949

Goodwill                               $     11,926   $     12,405   $         --   $        163   $         --   $     24,494
Segment assets                         $    262,272   $    774,190   $    247,073   $        209   $     58,438   $  1,342,182


                                                                         Nine Months Ended
                                                                         September 30, 2007
                                       ---------------------------------------------------------------------------------------
                                         Retail        Commercial      Treasury        Wealth         Other          Total
                                         Segment         Segment       Segment       Management     Operations      Company
                                       ------------   ------------   ------------   ------------   ------------   ------------
Net interest income (loss)             $     11,005   $     17,158   $      1,340   $        (52)  $       (553)  $     28,898
Other revenue                                 7,494          1,848            (26)         1,453          1,046         11,815
Other expense                                 8,727          2,283            164          1,283         11,850         24,307
Noncash items
  Depreciation                                1,373             12              1             12            946          2,344
  Provision for loan losses                     394           (168)            --             --             --            226
  Other intangibles                           1,769             --             --              5             --          1,774
Net allocations                               1,664          9,228          1,264            640        (12,796)            --
Income tax expense                            1,509          2,525            (38)          (178)             1          3,819
  Segment profit (loss)                $      3,063   $      5,126   $        (77)  $       (361)  $        492   $      8,243

Goodwill                               $     11,863   $     12,339   $         --   $      1,201   $         --   $     25,403
Segment assets                         $    360,840   $    710,319   $    283,930   $      1,573   $      6,584   $  1,363,246

Note 9.  Borrowed Funds and Debt Obligations

On March 31, 2008, the Company entered into a new loan agreement with Bank of America which provides for up to an aggregate principal amount of $35,250 in borrowings. The loan agreement consists of three credit facilities. The first credit facility consists of a $25,000 secured revolving line of credit which matures in December 2008. The second credit facility consists of a $250 secured term facility, which will mature in March 2015. The third credit facility consists of $10,000 in subordinated debt, which also matures in March 2015. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. The interest rate on the revolving credit facility is three month LIBOR plus 125 basis points. Repayment of each of the three credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The revolving and term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as tier II capital for regulatory purposes. The loan agreement contains customary covenants, including but not limited to, Centrue Bank's maintenance of its status as well-capitalized, minimum return on average assets on an annual basis of 0.50%, maximum nonperforming assets to primary capital below 20%, and minimum loan loss reserves to total loans of 1.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of either the revolving credit facility or the subordinated debt credit facility. As of September 30, 2008, the outstanding balance on these lines is $19,865 and the company is in compliance with all covenants.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 10.  Fair Value

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued staff position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October, 2008 the FASB issued staff position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active. This FSP clarifies the definition of fair market value. The impact of adoption was not material.

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

         Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The Level 3 investments consist of Trust Preferred Securities which are issued by financial institutions and insurance companies. Using previously priced Level 2 inputs, the decline in value in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active, allocated market has become comparatively inactive.

The Bank has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 10.  Fair Value (continued)

                                                                      Fair Value measurements at
                                                                           September 30 Using
                                                                ------------------------------------------
                                                               Quoted Prices in  Significant
                                                                Active Markets     Other      Significant
                                                                For Identical    Observable   Unobservable
                                                 September 30,     Assets          Inputs        Inputs
                                                     2008         (Level 1)       (Level 2)     (Level 3)
                                                 ------------   ------------   ------------   ------------
    Assets:
     Available-for-sale securities               $    205,549   $         --   $    183,639   $     21,910

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

                                                                                               Securities
                                                                                              Available for
                                                                                                  Sale
                                                                                              ------------
Beginning balance, January 1, 2008                                                            $         --
Total gains or losses (realized/unrealized) included in earnings
     Interest income on loans                                                                           --
     Interest income on securities                                                                      --
     Other changes in fair value                                                                        --
     Gains (losses) on sales of securities                                                              --
Included in other comprehensive income
     Purchases, issuances, and settlements                                                              --
     Transfers into Level 3                                                                   $    (21,910)

No changes in unrealized gains or losses were recorded through earnings for the three and nine month periods ended September 30, 2008.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                                                      Fair Value measurements at
                                                                           September 30 Using
                                                                ------------------------------------------
                                                               Quoted Prices in  Significant
                                                                 Active Markets    Other      Significant
                                                                 For Identical   Observable   Unobservable
                                                 September 30,      Assets         Inputs        Inputs
                                                     2008         (Level 1)       (Level 2)     (Level 3)
                                                 ------------   ------------   ------------   ------------
    Assets:
     Impaired loans                              $     13,052   $         --   $     13,052   $         --

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,058 with a valuation allowance of $3,006, resulting in an additional provision for loan losses of $366 for the period. During the quarter the fair value of impaired loans decreased by $7,718 as it was transferred to other owned real estate.

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

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 11. Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of one percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of three percent of Total Risk-Weighted Assets. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is applying for participation in this program. Participation in the program is not automatic and is subject to approval by the Treasury.

Note 12.  Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. Due to the adoption of this item, the Company recorded an entry of $730 to reduce the beginning balance for retained earnings as of January 1, 2008.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Note 12.  Recent Accounting Developments (continued)

109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this standard was not material.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which is intended to improve financial reporting for derivative instruments and hedging activities. Additional disclosures will be required that require disclosure of the fair values of derivative instruments and their gains and losses in tabular format. It also requires disclosure of derivatives features that are credit risk-related. These changes will enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It was effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The impact of this statement will not have a material effect on the Company's consolidated financial statements.


--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Centrue Financial Corporation (the "Company") is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of products and services to individual and corporate customers extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the "Bank") are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The following discussion provides an analysis of the Company's results of operations and financial condition for the three and nine months ended September 30, 2008 as compared to the same period in 2007. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The annualized results of operations during the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. All financial information is in thousands
(000s), except shares and per share data.

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

General

Third Quarter 2008 Highlights:

o Risk-based capital and tier-1 leverage ratios were at 11.70% and 8.30%, respectively, up from 11.17% and 7.93% that was reported at June 30, 2008.

o The net interest margin increased 3 basis points to its highest level in four quarters largely due to the prudent management of funding costs. The margin was reported at 3.37% as compared to 3.34% recorded in the second quarter 2008 and increased 12 basis points from 3.25% reported in the first quarter 2008.

o The efficiency ratio dropped to its lowest level in 16 quarters as it improved to 58.85%, a decrease from 59.42% recorded in the third quarter 2007 and 64.76% reported in the second quarter 2008.

o        The loan portfolio increased $16,600 or 1.7% from year-end 2007.
         Excluding $32,300 in loans related to branch sales recorded in the first and second quarters of 2008, loans grew $48,900 or 5.1% since year-end 2007.

o As part of an ongoing effort to redeploy capital to more profitable business units, the Company completed the sale of asset management and the brokerage business units. We anticipate completing the sale of the Trust product line during the fourth quarter.

o Nonperforming assets remained relatively stable from June 30 levels, marginally increasing from $24,100 or 1.76% of assets recorded at June 30, 2008 to $24,900 or 1.87% of assets at quarter end.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Results of Operations

     Net Income

Net Income for the third quarter ended September 30, 2008 equaled $2,799 or $0.46 per diluted share. Comparatively, net income was $2,705 or $0.44 per diluted share for the second quarter of 2008 and $3,838 or $0.60 per diluted share in the third quarter of 2007. This represents an increase of 4.5% in diluted earnings per share over second quarter 2008 results and a decrease of 23.3% in diluted earnings per share in comparison to third quarter 2007 results. The decrease, when compared to third quarter 2007, was primarily related to $591 ($362, net of tax) in nonrecurring income and no recorded provision to the allowance for loan losses in the third quarter 2007.

For the nine months ended September 30, 2008, net income equaled $7,949 or $1.29 per diluted share as compared to $8,243 or $1.26 per diluted share in the same period during 2007. This represents an increase of 2.4% in diluted earnings per share.

Return on average assets was 0.83% for the third quarter of 2008 compared to 1.13% for the same period in 2007. Return on average assets was 0.78% for the nine month period ended September 30, 2008 compared to 0.83% for the same period in 2007.

Return on average stockholders' equity was 9.64% for the third quarter of 2008 compared to 12.78% for the same period 2008. Return on average stockholder's equity was 9.04% for the nine month period ended September 30, 2008 compared to 9.29% for the same period in 2007.

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

Fully tax equivalent net interest income for the three months ended September 30, 2008 decreased 0.9% to $10,225 as compared $10,315 for the same period in 2007. The deterioration of net interest income was due to the decline in the net interest margin.

The net interest margin, on a tax equivalent basis, was 3.37% for the third quarter of 2008 as compared to 3.40% for the same period in 2007. The decline in the net interest margin was related to the Company's asset-sensitivity and the open market interest rate environment.

Between late September 2007 and May 2008, the Federal Open Market Committee
(FOMC) reduced rates seven times for a cumulative reduction of 325 basis points. With most of the Company's floating rate loans repricing within 30 days of a rate change, loan yields began to reflect the downward pricing beginning in the fourth quarter of 2007 and continued through the first six months of 2008.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Most of the corresponding decreases in funding costs did not begin until the first quarter of 2008. However, funding costs typically take 90 to 120 days to reprice. Thus, funding costs continued to lag loan repricing for most of the second quarter of 2008, as market interest rates stabilized. The disparity between repricing of loans and the repricing of funding costs narrowed substantially during the third quarter. Management anticipates that the FOMC's 50-basis-point rate reduction on October 8, and potential further rate cuts, will continue to compress the margin.

Fully tax equivalent net interest income for the nine months ended September 30, 2008 increased 2.8% to $30,444 as compared to $29,628 for the same period in 2007. Net interest income increased largely due to strong growth in average earning assets and decreases in rates paid on interest-bearing funding which dropped in response to the current rate environment.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYIS OF NET INTEREST INCOME

                                               For the Three Months Ended September 30,
                                 --------------------------------------------------------------
                                                 2008                            2007
                                 -----------------------------    -----------------------------
                                               Interest                         Interest                    Change Due To:
                                   Average     Income/   Average    Average     Income/   Average  -------------------------------
                                   Balance     Expense    Rate      Balance     Expense    Rate    Volume       Rate        Net
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
ASSETS

Interest-earning assets
  Interest-earning deposits      $    2,179    $      2   0.37%   $      751    $      6   3.11%   $     4    $     (8)   $     (4)
  Securities
       Taxable                      179,204       2,134   4.75       232,740       3,084   5.26       (720)       (230)       (950)
       Non-taxable                   38,882         548   5.61        40,830         560   5.44        (30)         18         (12)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
        Total securities
         (tax equivalent)           218,086       2,682   4.89       273,570       3,644   5.28       (750)       (212)       (962)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------

  Federal funds sold                    769          12   6.21         8,140         106   5.16       (113)         19         (94)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
  Loans
       Commercial                   181,255       2,749   6.03       173,798       3,571   8.15         49        (871)       (822)
       Real estate                  797,900      12,478   6.22       737,008      14,242   7.66        834      (2,598)     (1,764)
       Installment
         and other                    7,841         151   7.67        10,801         223   8.20        (78)          6         (72)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
        Gross loans
         (tax equivalent)           986,996      15,378   6.20       921,607      18,036   7.76        805      (3,463)     (2,658)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
            Total interest-
              earnings assets     1,208,030      18,074   5.95     1,204,068      21,792   7.18        (54)     (3,664)     (3,718)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
Noninterest-earning assets
  Cash and cash equivalents          26,357                           34,749
  Premises and equipment, net        33,472                           35,978
  Other assets                       69,965                           73,592
                                 ----------                       ----------

    Total nonearning assets         129,794                          144,319

        Total assets             $1,337,824                       $1,348,387
                                 ==========                       ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                   $  104,196    $    274   1.04    $  107,173    $    409   1.51         (5)       (130)       (135)
  Money market accounts             155,965         886   2.26       123,762       1,230   3.94        298        (642)       (344)
  Savings deposits                   86,303          59   0.27        94,065         153   0.65         (8)        (86)        (94)
  Time deposits                     543,434       5,006   3.67       636,757       7,942   4.95       (962)     (1,973)     (2,935)
  Federal funds purchased
    and repurchase
    agreements                       42,482         189   1.76        48,494         536   4.39        (37)       (311)       (348)
  Advances from FHLB                123,862         838   2.69        57,792         636   4.37        533        (331)        202
  Notes payable                      42,218         597   5.63        32,714         571   6.92        126        (100)         26
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
    Total interest-
       bearing
       liabilities                1,098,460       7,849   2.84     1,100,757      11,477   4.14        (55)     (3,573)     (3,628)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
Noninterest-bearing
 liabilities
  Noninterest-bearing deposits      113,282                          116,705
  Other liabilities                  10,561                           11,804
                                 ----------                       ----------
    Total noninterest-
       bearing
       liabilities                  123,843                          128,509
                                 ----------                       ----------
  Stockholders' equity              115,521                          119,121
                                 ----------                       ----------
  Total liabilities and
    stockholders' equity         $1,337,824                       $1,348,387
                                 ==========                       ==========
  Net interest income
    (tax equivalent)                           $ 10,225                         $ 10,315           $     1    $    (91)   $    (90)
                                               ========                         ========           =======    ========    ========
  Net interest income
    (tax equivalent)
     to total earning
     assets                                               3.37%                            3.40%
                                                          ====                             ====
  Interest-bearing
    liabilities to
    earning assets                    90.93%                           91.42%
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

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                        AVERAGE BALANCE SHEET
                                                 AND ANALYIS OF NET INTEREST INCOME

                                               For the Nine  Months Ended September 30,
                                 --------------------------------------------------------------
                                                 2008                            2007
                                 -----------------------------    -----------------------------
                                               Interest                         Interest                    Change Due To:
                                   Average     Income/   Average    Average     Income/   Average  -------------------------------
                                   Balance     Expense    Rate      Balance     Expense    Rate    Volume       Rate        Net
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
ASSETS

Interest-earning assets
  Interest-earning deposits      $    2,668    $     11   0.55%   $    2,339    $     27   1.56%   $     1    $    (17)   $    (16)
  Securities
       Taxable                      183,117       6,666   4.88       243,102       9,584   5.27     (2,325)       (593)     (2,918)
       Non-taxable                   39,134       1,677   5.72        40,936       1,687   5.51        (85)         75         (10)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
         Total securities
          (tax equivalent)          222,251       8,343   5.01       284,038      11,271   5.31     (2,410)       (518)     (2,928)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
  Federal funds sold                  2,543          83   4.34         9,048         353   5.22       (225)        (45)       (270)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
  Loans
       Commercial                   201,767       9,613   6.36       177,030      10,830   8.18      1,022      (2,239)     (1,217)
       Real estate                  787,267      38,681   6.56       698,895      39,535   7.56      4,158      (5,012)       (854)
       Installment
         and other                    9,851         497   6.74        11,553         741   8.57       (262)         18        (244)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
        Gross loans
         (tax equivalent)           998,885      48,791   6.52       887,478      51,106   7.70      4,918      (7,233)     (2,315)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
            Total interest-
             earnings assets      1,226,347      57,228   6.23     1,182,903      62,757   7.09      2,284      (7,813)     (5,529)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
Noninterest-earning assets
  Cash and cash equivalents          29,708                           31,618
  Premises and equipment, net        34,442                           35,739
  Other assets                       69,216                           74,181
                                 ----------                       ----------

       Total nonearning assets      133,366                          141,538

           Total assets          $1,359,713                       $1,324,441
                                 ==========                       ==========


LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing liabilities
  NOW accounts                   $  107,722    $    968   1.20    $  105,151    $  1,305   1.66    $    44    $   (381)   $   (337)
  Money market accounts             159,126       3,313   2.78       120,846       3,347   3.70        973      (1,007)        (34)
  Savings deposits                   88,870         262   0.39        99,352         507   0.68        (39)       (206)       (245)
  Time deposits                     555,681      17,048   4.10       613,642      22,835   4.98     (1,758)     (4,029)     (5,787)
  Federal funds purchased
    and repurchase
    agreements                       44,087         675   2.04        41,898       1,409   4.50          7        (741)       (734)
  Advances from FHLB                118,772       2,786   3.13        58,905       1,909   4.33      1,564        (687)        877
  Notes payable                      40,870       1,732   5.66        31,841       1,817   7.63        540        (625)        (85)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
       Total interest-
         bearing
         liabilities              1,115,128      26,784   3.21     1,071,635      33,129   4.13      1,331      (7,676)     (6,345)
                                 ----------    --------   ----    ----------    --------   ----    -------    --------    --------
Noninterest-bearing
 liabilities
  Noninterest-bearing deposits      116,220                          122,957
  Other liabilities                  10,882                           11,277
                                 ----------                       ----------
       Total noninterest-
         bearing
         liabilities                127,102                          134,234
                                 ----------                       ----------
  Stockholders' equity              117,483                          118,572
                                 ----------                       ----------
  Total liabilities and
    stockholders' equity         $1,359,713                       $1,324,441
                                 ==========                       ==========

  Net interest income
    (tax equivalent)                           $ 30,444                         $ 29,628           $   953    $   (137)   $    816
                                               ========                         ========           =======    ========    ========
  Net interest income
    (tax equivalent)
     to total earning
    assets                                                3.32%                            3.35%
                                                          ====                             ====
  Interest-bearing
    liabilities to
    earning assets                    90.93%                           90.59%
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

Credit quality performance in the third quarter was generally consistent with management's expectations, reflecting the negative impact of the continued economic weakness across our markets. These economic factors influenced the performance of net charge-offs and non-accrual loans, as well as an expected commensurate increase in the provision that increased our allowance for loan losses.

Due largely to the deterioration of the overall economic conditions and workout activities on previously identified relationships (see "Nonperforming Asset" section for further discussion), the Company recorded a $1,225 provision for loan losses versus no provision in the same quarter of 2007. For the nine months ended September 30, 2008, the Company recorded a $2,857 provision for loan losses as compared to recognizing a provision of $226 in the 2007 period.

The following factors have impacted 2008 provision levels:

     o   growth in loan portfolio;

     o   increase in action list loans since year-end;

     o identifying and addressing problem credits based on the recent deteriorating economic conditions.

Net charge-offs for the third quarter 2008 were $1,306 or 0.13% of average loans as compared to $545 or 0.05% reported in the second quarter 2008 and $(24) in net charge-offs reported in the third quarter 2007. Net charge-offs for the nine months ended September 30, 2008 were $2,151 or 0.22% of average loans as compared to $209 or 0.02% of average loans for the comparable period in 2007.

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

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company's brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company's noninterest income:

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Service charges                                         1,980          1,725          5,491          5,063
Trust income                                              176            243            661            704
Mortgage banking income                                   349            399          1,184          1,282
Brokerage commissions and fees                             73            416            241            646
Bank owned life insurance (BOLI)                          260            252            767            740
Securities gains (losses), net                             --             --            848            (33)
Gain on sale of OREO                                      122            459            360          1,047
Gain (loss) on sale of Other Assets                       (33)            (4)         1,078             (4)
Other income                                              667            877          2,194          2,370
                                                 ------------   ------------   ------------   ------------
  Total noninterest income                       $      3,594   $      4,367   $     12,824   $     11,815
                                                 ============   ============   ============   ============

Noninterest income decreased $773 during the third quarter 2008 to $3,594 as compared to $4,367 for the same period in 2007. Excluding $89 in net gains on sale of assets and OREO properties from the third quarter 2008 and $774 in OREO gains and gross fees generated from one U.S. Internal Revenue Code Section 1031 exchange brokerage transaction from the third quarter 2007, noninterest income decreased $88 or 2.5%. The decrease was primarily the result of a volume related reduction in revenue generated from the mortgage banking division and the sale of the trust and brokerage business lines. These decreases were partially offset by an improvement in overdraft fees received on customer accounts with insufficient funds.

Noninterest income totaled $12,824 for the nine months ended September 30, 2008, compared to $11,815 for the same period in 2007. Excluding all net gains on sale of assets, OREO, and net securities gains for both periods, noninterest income decreased $267 or 2.3%. The change for the nine months ended September 30, 2008 was largely reflective of the same reasons discussed for the third quarter.

         Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company's noninterest expense:

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Salaries and employee benefits                   $      3,554   $      3,891   $     12,876   $     14,183
Occupancy expense, net                                    761          1,028          2,718          2,988
Furniture and equipment expense                           649            616          2,055          1,938
Marketing                                                 355            325            906            738
Supplies and printing                                     101            137            331            474
Telephone                                                 172            198            614            586
Data processing                                           378            308            912          1,167
Amortization of intangible assets                         488            562          2,172          1,774
Other expenses                                          1,664          1,566          5,075          4,577
                                                 ------------   ------------   ------------   ------------
  Total noninterest expense                      $      8,122   $      8,631   $     27,659   $     28,425
                                                 ============   ============   ============   ============

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Noninterest expense decreased $509 to $8,122 for the three months ended September 30, 2008 as compared to $8,631 for the same period in 2007. Excluding nonrecurring reductions of $376 in 2008 and an increase of $19 in 2007, noninterest expense levels decreased $105 or 1.2%. The decrease was reported across most categories and was predominantly due to the impact of selling four branches during 2008 which lead to reductions in the number of full-time equivalent employees, occupancy, telephone and data line expense.

Noninterest expense totaled $27,659 for the nine months ended September 30, 2008, decreasing by $766 or 2.7% from the same period in 2007. Excluding nonrecurring charges of $1,373 for 2008 and $819 for 2007, noninterest expense levels decreased $1,320 or 4.8% for the first nine months of 2008 as compared to 2007. The change for the nine months ended September 30, 2008 was largely reflective of the same reasons discussed for the third quarter.

         Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 30, 2008 and 2007.

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2008           2007           2008           2007
                                                 ------------   ------------   ------------   ------------
Income before income taxes                       $      4,229   $      5,820   $     11,997   $     12,062
Applicable income taxes                                 1,430          1,982          4,048          3,819
Effective tax rates                                      33.8%          34.1%          33.7%          31.7%

The Company recorded an income tax expense of $1,430 and $1,982 for the three months ended September 30, 2008 and 2007, respectively. Effective tax rates equaled 33.8% and 34.1% respectively, for such periods. The Company recorded income tax expense of $4,048 and $3,819 for the nine months ended September 30, 2008 and 2007, respectively. Effective tax rates equaled 33.7% and 31.7% respectively, for such periods.

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

Retail generated $1,539 of net income in the third quarter of 2008 as compared to $933 during same period in 2007. Year to date Retail Segment net income was $4,324 as compared to $3,063 for the same period in 2007. Retail assets were $262,272 at September 30, 2008, $306,156 at December 31, 2007 and $360,840 as of
September 30, 2007.

For the third quarter of 2008, net income increased due to stronger revenues on electronic banking services, deposit service fees and a gain on sale of OREO was recorded whereas in 2007 a loss was recorded as a valuation adjustment on a property. Additionally, expenses are lower due to reduced salaries and benefits, lower marketing expenditures, lower occupancy expenses and supplies costs declined. These positive variances were slightly offset by higher IT costs, debit card expenses, and other deposit account expenses.

The change in net income for the nine months ended September 30, 2008 was reflective of the same reasons discussed for the third quarter.

         Commercial Segment. The Commercial Segment ("Commercial") provides commercial banking services to business customers served through the Company's full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial had $1,581 of net income in the third quarter of 2008 as compared to $2,827 during same period in 2007. Year to date Commercial Segment net income was $4,725 as compared to $5,126 for the same period in 2007. Commercial assets were $774,190 at September 30, 2008, $741,861 at December 31, 2007 and $710,319
as of September 30, 2007.

Net income for the third quarter of 2008 decreased as compared to the same period in 2007 due to recording a provision for loan loss of $1,225 in 2008 while recording no provision in 2007. Additionally, there was a large gain on sale of OREO recorded and service revenue was higher during the third quarter of 2007 leading to a decrease in noninterest income between these periods. Offsetting these negative variances is lower income tax related to lower pre-tax earnings in the third quarter of 2008.

For the nine months ended September 30, 2008, the change in net income was largely due to the items noted above, specifically the higher provision taken as discussed in "Provision for Loan Losses" section.

         Treasury Segment. The Treasury Segment ("Treasury") is responsible for managing the investment portfolio and acquiring funding for loan activity. Treasury had a net income of $277 in the third quarter of 2008 and $25 during the same period in 2007. Year to date Treasury Segment net income was $887 as

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

compared to a net loss of $(77) for the same period in 2007. Treasury assets were $247,073 at September 30, 2008, $268,484 at December 31, 2007 and $283,930
as of September 30, 2007.

Treasury's net income for third quarter increased in comparison to 2007 results due to the improvement in the margin attributable to lower funding costs on wholesale funds. Additionally, since assets were lower than in 2007, net allocated expenses were lower due to the decreased asset base. These positive variances were slightly offset by increased tax expenses due to higher pretax income.

Net income for the first nine months of 2008 increased in comparison to 2007 due to the improved margin on the investment portfolio caused by lower funding costs and due to the net gain on sale of $848 related to securities being called during the first quarter of 2008. Furthermore, net allocated expenses were lower which is attributed to the decreased asset base. These positive variances were slightly offset by higher income taxes due to higher pretax earnings for the first nine months.

         Wealth Management Segment. The Wealth Management Segment ("Wealth") provides trust services, estate administration, financial planning, employee benefit plan administration, asset management, and brokerage transaction services.

Wealth had a loss of $(177) during the third quarter 2008 as compared to $(120) in same period in 2007. Year to date Wealth generated a loss of $(649) as compared to $(361) for the same period in 2007. Wealth assets were $209 at September 30, 2008, $1,289 at December 31, 2007 and $1,573 as of September 30, 2007. The decline when compared to December 31, 2007 was largely related to $724 in goodwill impairment taken in the second and third quarters of 2008.

Earnings for the period were worse than previous due to the decline in revenue experienced with the announced sale of the asset management and brokerage product lines which caused production in these areas to decline. This revenue drop was partially offset by a corresponding decrease in expenses. Additionally, a $30 write-down of goodwill for the trust business line was recorded in the third quarter and a $29 net loss on the sale of the brokerage line was recorded. The tax benefit was also larger due to the larger loss which offset some of the decline. The results for the first nine months of 2008 decreased over the same period in 2007 due to the write-down of $724 of goodwill during the first three quarters of 2008. Revenue also declined more than the drop in expenses experienced as discussed above. These negative variances were slightly offset by a higher tax benefit related to the losses experienced during the period.

Financial Condition

     General

Following are highlights of the September 30, 2008 balance sheet when compared to December 31, 2007:

         Securities. The primary strategic objective of the Company's $215,960 securities portfolio is to assist with liquidity and interest rate risk management. In managing the security portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

As of September 30, 2008, the Company held trust preferred securities with a total book value of $28,002 and a fair value of $21,910. Our investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of 23 banks, or in a few instances capital notes from insurance companies. Each of these securities carries an investment grade rating, and all have met their scheduled interest payments. We presently anticipate the full receipt of both principal and interest in accordance with our original purchase assumptions. The unrealized loss on these securities of $6,092 reflects the market's temporary negative bias toward any credit instrument other than

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Treasury securities given the current interest rate and liquidity environment. Management believes that the decline in fair market value was attributable to interest rate factors, general market risk repricing, and lack of liquidity in the capital markets verses an underlying collateral or credit quality issues of a particular investment. We do not believe any individual unrealized losses as of September 30, 2008 represent other-than-temporary impairment based on our analysis of EITF 99-20 and the following factors:

     o   To date, all scheduled payments have been received.

     o No holdings have been downgraded below investment grade by any of the rating agencies.

     o We have no knowledge that any of our direct investments consists of sub prime loans.

     o We have obtained updated cash flow projections on all of our Trust Preferred issuances. Based on our review of these analyses, these instruments have projected cash flows that sufficiently cover the regularly scheduled payments.

     o The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost.

In the event that the economic downturn continues and exceeds current expectations, there may be concerns with a portion of the underlying credits.

         Loans. Outstanding loans totaled $973,933 at September 30, 2008 which is a modest decrease from the $1,003,689 recorded at June 30, 2008 and a modest increase from the $957,285 recorded at December 31, 2007, representing an increase of $16,648 or 1.7%. The loan growth experienced for the first nine months was largely generated in the St. Louis market and was concentrated in commercial real estate and commercial and industrial lending activities. Excluding $32,300 in loans related to branch sales recorded in the first and second quarters of 2008, loans grew $48,900 or 5.1% since year-end 2007. The Company has no direct exposure to subprime mortgages.

         Deposit. Total deposits totaled $1,008,725 at September 30, 2008 compared to $1,010,723 recorded at June 30, 2008 and $1,033,022 at December 31, 2007. The decrease from year-end levels was predominantly a shift away from higher costing time deposits. During the third quarter, there was a shift from core deposits due largely to uncertain economic conditions. These funds were replaced with reasonably priced brokered time deposits with short maturities. Excluding $52,200 in deposits related to branch sales recorded in the first and second quarters of 2008, deposits increased $27,900 or 2.7% since year-end 2007. This increase was due to an overall increase in core deposits which grew 0.9%.

     Nonperforming Assets

If a loan is placed on nonaccrual status, the loan does not generate current period income for the Company. Loans are placed on nonaccrual status when there are serious doubts regarding the collectability of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. A loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions.

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Bank makes a determination as to collectability on a case-by-case basis. The Bank considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring or judicial collection actions.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

                                                                          2008                                2007
                                                      ------------------------------------------   ---------------------------
                                                         Sep 30,        Jun 30,        Mar 31,       Dec 31,        Sep 30,
                                                      ------------   ------------   ------------   ------------   ------------
Nonaccrual loans                                      $     12,487   $     19,808   $      4,057   $      4,090   $      5,573
Loans 90 days past due and still accruing interest              --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------
    Total nonperforming loans                               12,487         19,808          4,057          4,090          5,573

Other real estate owned                                     12,445          4,317          1,153          2,937          4,620
                                                      ------------   ------------   ------------   ------------   ------------
Total nonperforming assets                            $     24,932   $     24,125   $      5,210   $      7,027   $     10,193
                                                      ============   ============   ============   ============   ============

Nonperforming loans to total end of period loans            1.28 %         1.97 %         0.44 %         0.43 %         0.60 %
Nonperforming assets to total end of period loans           2.56 %         2.40 %         0.57 %         0.73 %         1.09 %
Nonperforming  assets to total end of period assets         1.87 %         1.76 %         0.38 %         0.51 %         0.75 %

The level of nonperforming loans at September 30, 2008 decreased to $12,487 versus $19,808 that existed at June 30, 2008 and increased in comparison to the $4,090 that existed as of December 31, 2007. As previously disclosed in its quarterly report on Form 10-Q for the first quarter 2008 filed on May 9, 2008, the Company continues an ongoing review of its commercial real estate loan portfolio that previously identified two large relationships. Action plans were implemented which resulted in $20,000 related to these loans being classified as nonperforming assets in the second quarter 2008.

The outstanding loan balance for one relationship, totaling $16,300, was transferred to other real estate owned during the quarter. The underlying collateral was moved to other real estate owned at a carrying value of $15,100, and a $1,200 write-down was taken based on management's analysis of the fair value of the asset at the time of the transfer. Since then, part of the property was sold for $6,800 in net proceeds, reducing the other real estate owned carrying value to $8,300. Marketing efforts continue for the remaining parcel.

The second relationship has one parcel that was transferred to other real estate owned with a carrying value of $3,700. We have entered into a contract to sell this property with a closing expected in the fourth quarter of 2008 with no loss anticipated. The remaining portion of the relationship is a $7,300 loan which is currently being restructured.

The level of nonperforming loans to total end of period loans was 1.28% at September 30, 2008, as compared to 0.43% at December 31, 2007 and 1.97% at June 30, 2008. The reserve coverage ratio (allowance to nonperforming loans) was reported at 91.78% as of September 30, 2008 as compared to 262.96% as of December 31, 2007 and 58.27% as of June 30, 2008.

     Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans and loans that management has classified as impaired, these other potential problem loans totaled $768 at September 30, 2008 as compared to $1,485 at December 31, 2007 and $963 at September 30, 2007. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     Allowance for Loan Losses

At September 30, 2008, the allowance for loan losses was $11,461 or 1.18% of total loans as compared to $10,755 or 1.12% at December 31, 2007. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and financing activities offset by those used in investing activities, resulted in a net decrease in cash and cash equivalents of $10,986 from December 31, 2007 to September 30, 2008.

During the first nine months of 2008, the Company experienced net cash inflows of $28,641 in financing activities primarily due to an increase in deposits and $13,426 in operating activities. In contrast, net cash outflows of $53,053 were used in investing activities largely due to the net growth in loans.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company's contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2008.

                                                                     Payments Due by Period
                                           --------------------------------------------------------------------------
                                             Within 1                                        After
                                               Year        1 - 3 Years      4 - 5 Years     5 Years         Total
                                           ------------   ------------     ------------   ------------   ------------
Contractual Obligations
   Short-term debt                         $      9,615   $         --   $         --   $        250   $      9,865
   Long-term debt                                   160          2,345          2,285          6,000         10,790
   Certificates of deposit                      496,260         62,653          9,430            145        568,488
   Operating leases                                 287            603            613            306          1,809
   Severance payments                                25             --             --             --             25
   Series B mandatory redeemable
     preferred stock                                 --            831             --             --            831
   Subordinated debentures                           --             --             --         20,620         20,620
   FHLB advances                                 98,031         28,200             --          5,062        131,293
                                           ------------   ------------     ------------   ------------   ------------
      Total contractual cash obligations   $    604,378   $     94,632   $     12,328   $     32,383   $    743,721
                                           ============   ============   ============   ============   ============

                                                           Amount of Commitment Expiration Per Period
                                           --------------------------------------------------------------------------
                                             Within 1                                        After
                                               Year        1 - 3 Years      4 - 5 Years     5 Years         Total
                                           ------------   ------------     ------------   ------------   ------------
Off-Balance Sheet Financial Instruments

   Lines of credit                         $    195,955   $     32,978   $      2,144   $     25,908   $    256,985
   Standby letters of credit                      5,626          6,098             --          2,771         14,495
                                           ------------   ------------     ------------   ------------   ------------
      Total contractual cash obligations   $    201,581   $     39,076   $      2,144   $     28,679   $    271,480
                                           ============   ============   ============   ============   ============


Capital Resources

     Stockholders' Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2008 was $118,248, a decrease of $628 or 0.53%, from December 31, 2007. The change in stockholders' equity was largely the result of a decrease in accumulated other comprehensive income due to a reduction in the fair market value of available-for-sales securities, postretirement liability adjustment related to the adoption of FASB Issue No. 06-4 on January 1, 2008 and modest stock repurchase activity transacted in the first quarter 2008. Average quarterly equity as a percentage of average quarterly assets was 8.63% at September 30, 2008, compared to 8.75% at December 31, 2007. Book value per common share equaled $19.53 at September 30, 2008 compared to $19.50 at December 31, 2007.

The unrealized losses in these trust preferred securities are related to recent events in the market more so than to current levels of interest rates. Recent market events have lowered investor demand for these securities, which has resulted in lower prices, causing these securities to have unrealized losses. As a result of the new FASB Staff Position No. 157-3, issued October 10, 2008, the Company has moved to a Level 3 fair value calculation that includes risk adjustments that market participants would make, including adjustments for credit and liquidity risks. We have not recognized any impairment charges related to our securities portfolio.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

     Stock Repurchase

The Company did not repurchase shares of stock during the quarter ended September 30, 2008. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

     Capital Measurements

As discussed in Note 8, the Company's current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1
(core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 9.9% and 11.8%, respectively, at September 30, 2008. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company's capital ratios:

                                                  December 31,          Minimum       Well
                                 Sep 30,    -----------------------     Capital    Capitalized
                                  2008         2007         2006        Ratios       Ratios
                               ----------   ----------   ----------   ----------   ----------
Tier 1 risk-based capital      $  108,209   $  101,831   $   99,869
Tier 2 risk-based capital          21,461       10,755       10,835
                               ----------   ----------   ----------
   Total capital               $  129,670   $  112,586   $  110,704
                               ==========   ==========   ==========
Risk-weighted assets           $1,110,608   $1,102,602   $  926,874
                               ==========   ==========   ==========
Capital ratios:
   Tier 1 risk-based capital        9.7 %        9.2 %       10.8 %          4.0%         6.0%
   Total risk-based capital        11.7 %       10.2 %       11.9 %          8.0%        10.0%
   Leverage ratio                   8.3 %        7.7 %        7.9 %          4.0%         5.0%

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

Among the factors that could have an impact on the Company's ability to achieve operating results and the growth plan goals are as follows:

     o management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;
     o   fluctuations in the value of the Company's investment securities;
     o the Company's ability to ultimately collect on any downgraded loan relationships;
     o the Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;
     o credit risks and risks from concentrations (by geographic area and by industry) within the Company's loan portfolio and individual large loans;
     o   volatility of rate sensitive deposits;
     o   operational risks, including data processing system failures or fraud;
     o   asset/liability matching risks and liquidity risks;
     o   the ability to successfully acquire low cost deposits or funding;
     o the ability to successfully execute strategies to increase noninterest income;
     o   the ability to successfully grow non-commercial real estate loans;
     o the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
     o the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;
     o changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business.

--------------------------------------------------------------------------------

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2008 and December 31, 2007, respectively:

                                 Change in Net Interest Income Over One Year Horizon
                             ----------------------------------------------------------
                                   September 30, 2008            December 31, 2007
                             ----------------------------   ---------------------------
                                        Change                        Change
                             ----------------------------   ---------------------------
                                   $               %              $              %
                             ------------   -------------   ------------   ------------
+200 bp                      $        710           1.90%  $        305            0.74%
+100 bp                               520           1.39            509            1.23

   Base                                --             --             --              --

-100 bp                              (714)         (1.91)        (1,410)          (3.41)
-200 bp                            (2,801)         (7.51)        (3,109)          (7.51)

As shown above, the Company's model at September 30, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $710 or 1.90%. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by $2,801 or 7.51%.

Management continues to position our balance sheet to maximize the net interest margin. Throughout the year, steps were taken to lower our funding costs in reaction to FOMC rate reductions. The mix of our funding portion of the balance sheet has been adjusted to align it with our asset sensitive portion of the balance sheet to create better spreads in various sectors. With these changes, we have been able to reposition our funding and align it better with the shorter end of the yield curve which minimizes our exposure to the volatility found at the longer end of the yield curve.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company's common stock by the Company during the quarter ended September 30, 2008.

                                                                   Total Number of
                                                                 Shares Purchased as     Maximum Number of
                                                                   Part of Publicly     Shares that May Yet
                         Total Number of    Average Price Paid    Announced Plans or    Be Purchased Under
   Period                Shares Purchased       per Share              Programs        the Plans or Programs
   ------------------- ------------------   -------------------  --------------------  ---------------------
   07/01/08 -                          --   $                --                    --                395,078
   07/31/08

   08/01/08 -                          --   $                --                    --                395,078
   08/31/08

   09/01/08 -                          --   $                --                    --                395,078
   09/30/08

   Total (1)                           --   $                --                    --                395,078

   (1) The Company repurchased no shares during the quarter ended September 30, 2008. The 2006 repurchase program approved on November 13, 2006 authorized the Company to repurchase up to 5% or 370,000 shares of common stock. This plan was completed in the fourth quarter 2007. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company's currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. The expiration date of this program is January 24, 2009. Unless terminated earlier by resolution of our board of directors, the program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the program.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

--------------------------------------------------------------------------------

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

                                       CENTRUE FINANCIAL CORPORATION

Date: November 7, 2008                 By: /s/ Thomas A. Daiber
                                           -------------------------------------
                                           Thomas A. Daiber
                                           President and Principal Executive
                                           Officer


Date: November 7, 2008                 By: /s/ Kurt R. Stevenson
                                           -------------------------------------
                                           Kurt R. Stevenson
                                           Senior Executive Vice President and
                                           Principal Financial and Accounting
                                           Officer


--------------------------------------------------------------------------------