Form 10-K
period 2008-12-31
CENTRUE FINANCIAL CORP
filed 2009-03-13
CIK 1019650

Securities And Exchange Commission
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission File Number: 0-28846

Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

7700 Bonhomme Avenue, St. Louis, Missouri 63105
 (Address of principal executive offices, including zip code)

(314) 505-5500
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
Yes ☐ No ☑.

As of February 23, 2009, the Registrant had issued and outstanding 6,028,491 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter, was $56,676,633.*

*

Based on the last reported price of $11.04 of an actual transaction in the Registrant’s Common Stock on June 30, 2008, and reports of beneficial ownership filed by directors and executive officers of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

THE COMPANY

Centrue Financial Corporation

Centrue Financial Corporation (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $1.4 billion at year-end 2008 and is headquartered in St. Louis, Missouri. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. As a result of this merger, the Company solidified its market share in the northern and central Illinois markets, expanded its customer base to enhance deposit fee income, marketed additional products and services to new customers and reduced operating costs through economies of scale.

The Company operates one wholly owned subsidiary: Centrue Bank (the “Bank”), employing 302 full-time equivalent employees at December 31, 2008. The Company has responsibility for the overall conduct, direction, and performance of its subsidiary. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2008, the Bank had $1.4 billion in total assets, $1.0 billion in total deposits, and thirty offices (twenty-eight full-service bank branches and two back-room sales support non-banking facilities) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.

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

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries. See also “Recent Developments” under Management’s Discussion and Analysis.

The Company

General. The Company, as the sole stockholder of Centrue Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to Centrue Bank and to commit resources to support Centrue Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the IDFPR under the Illinois Bank Holding Company Act, as amended.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and the operation of mortgage banking and brokerage businesses. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The GLB Act changed federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also established a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively. The Company has no current plans to register as a financial holding company.

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

4.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

As of December 31, 2008, the Company had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

Company	12.2%	8.1%

The risk-based capital ratio and the leverage capital ratio were 4.2% and 4.1% respectively, in excess of the Federal Reserve’s minimum requirements. See Note 17 in the Notes in Consolidated Financial Statements for further information.

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

As a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the U. S. Department of Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Plan (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company’s common stock other than its current quarterly cash dividend of $0.14 per share, as adjusted for any stock dividend or stock split. This restriction no longer applies on the earlier to occur of January 9, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

5.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to the Company as a registered company under the Exchange Act and as a NASDAQ-traded company. The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Sarbanes-Oxley section 404 requires significant oversight of a public company’s internal control over the financial statements. For accelerated filers, the rules require them to provide management’s report on internal control over financial reporting by December 31, 2008. The rule further requires an accelerated filer to have an external auditor’s attestation report on internal control over financial reporting as of December 31, 2008. During 2008, the Company incurred approximately $178,500 in additional expenses to comply with the provisions of the Sarbanes-Oxley Act.

Recent Developments

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the Treasury has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies.

The Company elected to participate in the CPP and on January 9, 2009, completed the sale of $32.7 million in preferred shares to the Treasury. The Company issued 32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”), with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share (the “Warrant”).

The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. After three years, the Company may, at its option, redeem the Preferred Shares at their liquidation preference plus accrued and unpaid dividends. Both the Preferred Shares and the Warrant will be accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The restrictions on stock repurchases are in effect until the earlier to occur of January 9, 2012 (the third anniversary of the issuance of the Preferred Shares to Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury.

6.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, which will be further described in rules and regulations to be established, include among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid. The full impact of the ARRA is not yet certain because additional regulatory action is required.

Centrue Bank

Centrue Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. Centrue Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, Centrue Bank is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.

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

Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as Centrue Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

7.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.

On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base as of June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.

On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. Centrue Bank did not opt out of the Transaction Account Guarantee portion of the TLGP. The Company and Centrue Bank opted out of the Debt Guarantee program.

8.

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

FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2008, the FICO assessment rate for DIF members ranged between approximately 0.0110% of deposits and approximately 0.0114% of deposits. During the year ended December 31, 2008, Centrue Bank paid FICO assessments totaling $115,866. For the first quarter of 2009, the rate established by the FDIC for the FICO assessment is 0.0114% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2008, Centrue Bank paid supervisory assessments to the IDFPR totaling $195,845.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as Centrue Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see “--The Company--Capital Requirements”).

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

9.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

During the year ended December 31, 2008, Centrue Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2008, Centrue Bank had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

Centrue Bank	12.8%	9.4%

The risk-based capital ratio and the leverage capital ratio are 4.8% and 5.4% in excess of the Federal Reserve’s minimum requirements. See Note 17 in the Notes in Consolidated Financial Statements for further information.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2008, Centrue Bank was considered well capitalized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, Centrue Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $3.49 million available to be paid as dividends to the Company as of December 31, 2008. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by Centrue Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

10.

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

11.

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

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions including Centrue Bank to maintain cash reserves against their net transaction accounts (primarily NOW and regular checking accounts). Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves.

EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2009 Proxy Statement, the names and ages of the executive officers of the Company, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

Thomas A. Daiber, 51, is the President & Chief Executive Officer of Centrue Financial Corporation and Centrue Bank. Mr. Daiber joined the former Centrue Financial in October of 2002 as its President and Chief Executive Officer.

Kurt R. Stevenson, 42, is the Senior Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and Centrue Bank and has held that role since 2003.

Donald M. Davis, 48, is the Market President for the Company’s St. Louis market area, a position held since he joined the former Centrue Bank in 2006. He had previously worked for National City Bank as its Senior Vice President of Commercial Real Estate since 2005. Mr. Davis worked for Allegiant Bancorp, Inc. from 1997 to 2005 as its Senior Vice President/Commercial Business Development Officer.

12.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Steven E. Flahaven, 53, is the Company’s Executive Vice President & Head of Commercial Banking, a position held since 2006. Beginning in 2004, he acted as the Senior Vice President and Senior Commercial Loan Officer. Mr. Flahaven joined UnionBank in 2002 as its Vice President and Senior Lender.

Everett J. Solon, 56, is the Market President for the Company’s Streator, Dwight, Ottawa and Peru locations, a position held since 2003. In 2007, he also acted as the Company’s Head of Mortgage Banking.

Robert L. Davidson, 63, is the Company’s Executive Vice President, Chief Investment Officer and ALCO Manager, a position held since January of 2006. He had previously served as the Company’s Senior Vice President, Chief Investment Officer and ALCO Manager since 2001.

Roger D. Dotson, 61, is the Company’s Executive Vice President, a position held since late 2007. In this capacity, he is responsible for oversight in the operations, IT, deposit operations, and loan operations areas. He had previously served as the Company’s Head of Retail Banking. Mr. Dotson joined the former Centrue Bank as their Regional President in 2005. Prior to joining the Company, Mr. Dotson served as the President & CEO of Illinois Community Bank located in Effingham, Illinois.

Heather M. Hammitt, 34, is the Company’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined UnionBancorp in March of 1998 and has served in various positions of management in the human resources department during that time.

Kenneth A. Jones, 45, is the Company’s Executive Vice President & Chief Credit Officer. Mr. Jones joined UnionBank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.

Diane F. Leto, 47, is the Company’s Executive Vice President & Head of Operations. As of January 1, 2009, she was appointed as Chief Risk Officer. She has been with the Company since June of 2004. Prior to joining the Company, Ms. Leto was the Senior Vice President of Operations for Castle Bank located in DeKalb, Illinois.

Ricky R. Parks, 43, is the Market President for the Company’s Fairview Heights, Aviston, Belleville, Effingham and St. Rose locations. Mr. Parks joined the former Centrue Bank in January of 2004 as a Senior Vice President and Senior Lender and in October of 2004 was named its Regional Bank President. Prior to joining Centrue, Mr. Parks worked for Union Planters Bank from September of 1991 until January of 2004 in the Metro-East St. Louis market and held the position of Senior Vice President & Commercial Team Leader prior to his departure.

Mary Jane Raymond, 52, is the Company’s Executive Vice President & Head of Retail Banking. Ms. Raymond joined the former Centrue in March of 2005 as a Vice President/Regional Sales Manager. Prior to joining Centrue, Ms. Raymond worked as a Vice President for Regions Bank from May of 1997 to March of 2005.

13.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

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

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risk and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. See also, “Special Note Regarding Forward-Looking Statements” and “Recent Developments.”

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

Risks Related to the Company’s Business

We are subject to current financial market risk.

In 2008 and continuing in 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

The EESA authorizes the U. S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, which we participated in, the U. S. Treasury is purchasing equity securities from participating institutions. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Recent Developments” in “Item 1 – Business” of Part I of this Annual Report on Form 10-K. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Common Shares.

14.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The EESA and the ARRA followed, and have been followed by, numerous actions by the Federal Reserve Board, the United States Congress, the U. S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage meltdown that began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

We are subject to lending risk.

As of December 31, 2008 approximately 81.0% of the Company’s loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company’s loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.

15.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

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

A portion of the loans in the Company’s portfolio is secured by real estate. Most of these loans are secured by properties located in the north central, east central, south central and St. Louis’s suburban east counties of Illinois, as well as, the St. Louis metro area of Missouri. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, supply and demand for properties and governmental rules or policies.

We are subject to current levels of unprecedented market volatility.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our allowance for loan losses may be insufficient.

Managing the Company’s allowance for loan losses is based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. Although the Company believes that the allowance for loan losses is adequate, there can be no assurance that such allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the allowance for loan losses would result in a material decrease in the Company’s net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

16.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

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

17.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Risks Associated with the Company’s Industry

We operate in a highly regulated industry.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the IDFPR and the SEC. The Company’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

We operate in an industry that is interrelated such that defaults by other larger institutions could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.

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

Item 1B.	Unresolved Staff Comments

None.

18.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 2.	Properties

At December 31, 2008, the Company operated thirty offices (twenty-seven full-service bank branches and two back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in St. Louis, Missouri. All of the Company’s offices are owned by Centrue Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois, one in St. Clair County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.

AFFILIATE	MARKETS SERVED	PROPERTY/TYPE LOCATION

The Company		Administrative Office: St. Louis, MO

Centrue Bank	Bureau, Champaign, Clinton, DeKalb, Effingham, Grundy, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois	Main Office: Streator, IL Twenty-seven banking offices and two non-banking offices located in markets served.

	St. Louis County in Missouri	One banking office

In addition to the banking locations listed above, Centrue Bank owns thirty automated teller machines, some of which are housed within banking offices and some of which are independently located.

At December 31, 2008, the properties and equipment of the Company had an aggregate net book value of approximately $32.4 million.

Item 3.	Legal Proceedings

Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company’s consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

19.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was held by approximately 911 stockholders of record as of February 23, 2009, and is traded on The NASDAQ Stock Market under the symbol “TRUE.” The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales		Cash Dividends

	High	Low

2008
First Quarter	$22.94	$17.26	$0.13
Second Quarter	19.90	11.03	0.14
Third Quarter	16.00	9.12	0.14
Fourth Quarter	14.57	5.70	0.14

2007
First Quarter	$19.93	$18.99	$0.12
Second Quarter	20.55	18.50	0.13
Third Quarter	20.31	18.95	0.13
Fourth Quarter	24.90	19.19	0.13

The holders of the Common Stock are entitled to receive dividends as declared by the board of directors of the Company, which considers payment of dividends quarterly. Upon the consummation of an acquisition in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. In preparation for participation in the U. S. Department of the Treasury’s Capital Purchase Program, the Company has added a Fixed Rate Cumulative Preferred Stock, Series C. This preferred securities series to be issued by the Company will pay cumulative dividends of 5% a year for the first five years and 9% thereafter.

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

20.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The Company has paid regular cash dividends on the Common Stock since it commenced operations in 1982. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and Centrue Bank, as well as the general economic conditions and other relevant factors affecting the Company and its subsidiaries. In 2008, the Company entered into a new loan agreement with Bank of America replacing the Company’s prior loan agreement. The loan agreement contains a dividend restriction specifying that the Company cannot declare or pay dividends in excess of 40% of the then current year’s earnings without prior consent. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain of Prairie’s preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears. Additionally, the securities purchase agreement, between the Company and the Treasury limits the payment of dividends on the Common Stock to the current quarterly cash dividend of $0.14 per share.

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the NASDAQ Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2004 and ending on December 31, 2008. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.

COMPARISON OF CUMULATIVE TOTAL RETURN
(ASSUMES $100 INVESTED ON JANUARY 1, 2004)

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Centrue Financial Corporation	100.00	99.11	101.37	94.86	112.50	32.07
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Midwest Bank	100.00	112.84	108.73	125.68	97.96	64.44

21.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

The following table provides information about purchases of the Company’s common stock by the Company during the fourth quarter 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/08 –10/31/08	—	—	—	395,078
11/01/08 –11/30/08	—	—	—	395,078
12/01/08 –12/31/08	—	—	—	395,078
Total (1)	—	—	—	395,078

(1)

The Company repurchased no shares of stock during the quarter ended December 31, 2008. The 2007 repurchase program approved on July 24, 2007 authorized the Company to repurchase an additional 500,000 shares, or approximately 8% of the Company’s currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period commencing immediately following the completion of the 2006 stock repurchase program. This program expired on January 24, 2009.

22.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 6.	Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2008:

	2008	2007	2006	2005	2004

Statement of Income Data
Interest income	$73,518	$83,576	$43,858	$34,697	$34,898
Interest expense	33,944	44,735	21,351	13,704	13,231

Net interest income	39,574	38,841	22,507	20,993	21,667
Provision for loan losses	8,082	675	(1,275)	250	1,924

Net interest income after provision for loan losses	31,492	38,166	23,782	20,743	19,743
Noninterest income	13,409	15,665	6,688	6,298	12,378
Noninterest expense	35,745	37,333	22,723	21,343	24,860

Income before income taxes	9,156	16,498	7,747	5,698	7,261
Income taxes	2,766	5,175	2,145	1,319	2,173

Income from continuing operations (after taxes)	6,390	11,323	5,602	4,379	5,088
Loss on discontinued operations	—	—	(415)	(206)	(285)

Net income	$6,390	$11,323	$5,187	$4,173	$4,803
Preferred stock dividends	207	207	207	207	207

Net income for common stockholders	$6,183	$11,116	$4,980	$3,966	$4,596

Per Share Data
Basic earnings per common shares from continuing operations	$1.02	$1.75	$1.31	$1.06	$1.21
Basic earnings per common share	1.02	1.75	1.21	1.01	1.14
Diluted earnings per common share from continuing operations	1.02	1.74	1.30	1.04	1.19
Diluted earnings per common share	1.02	1.74	1.20	0.99	1.12
Dividends per common stock	0.55	0.51	0.48	0.44	0.40
Dividend payout ratio for common stock	53.71%	29.17%	27.05%	43.39%	35.10%
Book value per common stock	$19.14	$19.50	$18.23	$17.23	$17.30
Basic weighted average common shares outstanding	6,033,896	6,341,693	4,119,235	3,943,741	4,033,608
Diluted weighted average common shares outstanding	6,042,296	6,380,659	4,163,836	4,002,908	4,109,999
Period-end common shares outstanding	6,028,491	6,071,546	6,455,068	3,806,876	4,032,144

Balance Sheet Data
Securities	$252,562	$249,331	$298,692	$196,440	$191,661
Loans	1,004,390	957,285	836,944	417,525	419,275
Allowance for loan losses	15,018	10,755	10,835	8,362	9,732
Total assets	1,401,881	1,364,999	1,283,025	676,222	669,546
Total deposits	1,049,220	1,033,022	1,026,610	543,841	512,477
Stockholders’ equity	115,908	118,876	118,191	66,075	70,247

Earnings Performance Data
Return on average total assets	0.47%	0.85%	0.69%	0.63%	0.65%
Return on average stockholders’ equity	5.43	9.53	6.69	6.06	7.06
Net interest margin ratio	3.32	3.35	3.41	3.56	3.34
Efficiency ratio (1)	64.32	66.67	76.81	77.78	82.90

Asset Quality Ratios
Nonperforming assets to total end of period assets	1.64%	0.51%	1.08%	0.62%	0.69%
Nonperforming loans to total end of period loans	1.03	0.43	1.40	0.96	1.00
Net loan charge-offs to total average loans	0.38	0.08	0.22	0.39	0.23
Allowance for loan losses to total loans	1.50	1.12	1.29	2.00	2.32
Allowance for loan losses to nonperforming loans	145.55	262.96	92.14	208.84	231.60

Capital Ratios
Average equity to average assets	8.69%	8.90%	10.35%	10.39%	9.27%
Total capital to risk adjusted assets	12.18	10.23	11.94	13.33	14.30
Tier 1 leverage ratio	8.10	7.69	7.90	9.03	9.54

(1)

Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

23.

Centrue Financial Corporation
Securities And Exchange Commission
Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s results of operations and financial condition of Centrue Financial Corporation for the three years ended December 31, 2008. Management’s discussion and analysis (MD&A) should be read in conjunction with “Selected Consolidated Financial Data,” the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information is in thousands (000’s), except per share data.

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

Critical Accounting Policies and Estimates

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2008 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. The policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

Securities: Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDO’s. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. The following information is incorporated into the pricing model utilized in determining individual security valuations:

26.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

•	historical and current performance of the underlying collateral

•	deferral/default rates

•	collateral coverage ratios

•	break in yield calculations

•	cash flow projections

•	required liquidity and credit premiums

•	financial trend analysis with respect to the individual issuing financial institutions and insurance companies

Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

For additional discussion on securities, see Notes 3 and 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Goodwill: Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset of the Company. As per Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, an annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted as of December 31 of each year or more frequently if conditions warrant. Per the December 31, 2008 analysis, no impairment was identified as a result of these tests. In making these impairment analyses, management must make subjective assumptions regarding the fair value of the Company’s assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment changes to adjust the goodwill to its estimated fair value.

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

General

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. The Company provides a full range of products and services to individual and corporate

27.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

customers located in the north central, east central, south central, suburban west area of Chicago, suburban metro east area of St. Louis, and northwest Illinois areas. These products and services include demand, time, and savings deposits; lending; and mortgage banking. Additionally, brokerage, asset management, and trust services will be provided to our customers after the sale of these product lines on a referral basis to third party providers that acquired the business. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the “Bank”) are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

     Announced Transactions

On September 15, 2008, the Company entered into an agreement to sell its Trust unit of their Wealth Management division to Hometown National Bank headquartered in LaSalle, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Hometown to purchase the customers associated with this product line. The transaction was executed on January 23, 2009. There was no gain or loss recorded on this transaction.

Results of Operations

     Net Income

          2008 compared to 2007. Net income equaled $6,390 or $1.02 per diluted share for the year ended December 31, 2008 as compared to net income of $11,323 or $1.74 per diluted share for the year ended December 31, 2007. This represents a 43.6% decrease in net income and a 41.4% decrease in diluted per share earnings in the current fiscal year over fiscal 2007.

28.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

The Company’s annual results declined in 2008 versus 2007 primarily due to a $7,407 increase in the provision for loan losses and a $2,735 non-cash impairment charge related to trust preferred securities. These two factors are largely reflective of continued deterioration of general economic conditions and the extraordinary volatility in the securities markets experienced in fourth quarter 2008. These items were offset by decreases in noninterest expenses due to the impact of selling four branches in the first and second quarter of 2008 and management initiatives to reduce costs. Thus, the Company had a fewer number of full-time equivalents that led to lower payroll and benefit costs. Additionally, occupancy, telephones and data line expense levels were lower. Also positively contributing to results were gains on sales of callable securities and branches recorded in the first and second quarters of 2008.

Return on average assets was 0.47% for the year ended December 31, 2008 compared to 0.85% for the same period in 2007. Return on average stockholders’ equity was 5.43% for the year ended December 31, 2008 compared to 9.53% for the same period in 2007.

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

          2008 compared to 2007. Net interest income, on a tax equivalent basis, was $40,554 for the year ended December 31, 2008, compared with $39,958 earned during the same period in 2007. This represented an increase of $596 or 1.5%. Tax-equivalent interest income declined $10,195 as compared to 2007. The increase in interest-earning assets increased interest income by $1,945, while a 99 basis point decline in the average rate earned on interest-earning assets reduced interest income by $12,140. Interest expense declined $10,791 as compared to 2007. The increase in interest-bearing liabilities increased interest expense by $1,079, but the shift to less expensive wholesale borrowing, coupled with an overall 107 basis point decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $11,870.

29.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

The net interest margin decreased 3 basis points to 3.32% for the year ended December 31, 2008 from 3.35% during the same period in 2007. The Company’s margin has been pressured by falling short-term interest rates, as approximately 40% of the Company’s loan portfolio is tied to prime or LIBOR and immediately reprices downward upon a rate change; whereas, pricing on deposits have remained at relatively high competitive levels. Due largely to continued competition in pricing loans and deposits, the protracted economic downturn, and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2009.

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

The $23,379 increase in interest expense resulted from increases of $20,381 due to volume and $2,998 associated with rate. The majority of the change was attributable to a $487,557 increase in average interest-bearing liabilities related to the 2006 merger and 69 basis point increases in rates paid on total time deposits.

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

30.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME

	For the Years Ended December 31, 2008

	Average Balance	2007 Interest Income/ Expense	Average Rate	Average Balance	2006 Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS

Interest-earning assets
Interest-earning deposits	$2,891	$13	0.45%	$2,362	$33	1.40%	$736	$16	2.18%
Securities
Taxable	185,507	8,992	4.85	237,078	12,473	5.26	183,443	8,785	4.79
Non-taxable	38,843	2,208	5.68	40,950	2,248	5.49	21,711	1,478	6.81

Total securities (tax equivalent)	224,350	11,200	4.99	278,028	14,721	5.29	205,154	10,263	5.00

Federal funds sold	2,567	54	2.10	10,811	545	5.04	6,846	364	5.31

Loans
Commercial	191,578	11,965	6.25	180,714	14,962	8.28	121,435	8,957	7.38
Real estate	791,033	50,630	6.40	708,734	53,480	7.55	334,119	23,529	7.03
Installment and other	9,413	636	6.76	13,210	952	7.21	9,414	1,326	14.08

Gross loans (tax equivalent)	992,024	63,231	6.37	902,658	69,394	7.69	464,968	33,812	7.27

Total interest-earnings assets	1,221,832	74,498	6.10	1,193,859	84,693	7.09	677,704	44,455	6.56

Noninterest-earning assets
Cash and cash equivalents	28,415			31,692			18,818
Premises and equipment, net	33,992			35,747			16,618
Other assets	69,919			73,579			36,074

Total non-interest-earning assets	132,326			141,018			71,510

Total assets	$1,354,158			$1,334,877			$749,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	105,800	1,211	1.14%	105,417	1,740	1.65%	$74,328	1,313	1.77%
Money market accounts	155,001	4,083	2.63	126,614	4,861	3.84	62,778	1,876	2.99
Savings deposits	87,615	319	0.36	96,838	655	0.68	45,343	315	0.69
Time $100,000 and over	216,112	7,945	3.68	226,605	12,010	5.30	209,030	9,093	4.35
Other time deposits	343,456	13,997	4.08	387,530	18,294	4.72	137,470	5,608	4.14
Federal funds purchased and repurchase agreements	42,148	760	1.80	43,859	1,881	4.29	9,947	407	4.09
Advances from FHLB	119,800	3,279	2.74	64,964	2,834	4.36	46,499	1,823	3.92
Notes payable	41,077	2,350	5.72	32,428	2,460	7.59	11,303	921	8.15

Total interest-bearing liabilities	1,111,009	33,944	3.06	1,084,255	44,735	4.13	596,698	21,356	3.58

Noninterest-bearing liabilities
Noninterest-bearing deposits	114,994			120,355			68,650
Other liabilities	10,545			11,459			6,355

Total noninterest-bearing liabilities	125,539			131,814			75,005

Stockholders’ equity	117,610			118,808			77,511

Total liabilities and stockholders’ equity	$1,354,158			$1,334,877			$749,214

Net interest income (tax equivalent)		$40,554			$39,958			$23,099

Net interest income (tax equivalent) to total earning assets			3.32%			3.35%			3.41%

Interest-bearing liabilities to earning assets	90.93%			90.82%			88.05%

(1)	Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances.

(4)	Overdraft loans are excluded in the average balances.

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

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME

	For the Years Ended December 31,

	2008 Compared to 2007			2007 Compared to 2006

	Change Due to			Change Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest-income:
Interest-earning deposits	$3	$(23)	$(20)	$23	$(6)	$17
Investment securities:
Taxable	(2,640)	(841)	(3,481)	2,822	866	3,688
Non-taxable	(128)	88	(40)	1,056	(286)	770
Federal funds sold	(300)	(191)	(491)	200	(19)	181
Loans	5,010	(11,173)	(6,163)	33,352	2,230	35,582

Total interest income	1,945	(12,140)	(10,195)	37,453	2,785	40,238

Interest expense:
NOW accounts	45	(574)	(529)	513	(86)	427
Money market accounts	1,098	(1,876)	(778)	2,451	534	2,985
Savings deposits	(35)	(301)	(336)	348	(8)	340
Time, $100,000 and over	(255)	(3,810)	(4,065)	8,554	1,553	10,107
Other time deposits	(1,744)	(2,553)	(4,297)	4,652	844	5,496
Federal funds purchased and repurchase agreements	(507)	(614)	(1,121)	1,454	20	1,474
Advances from FHLB	1,899	(1,454)	445	806	205	1,011
Notes payable	578	(688)	(110)	1,603	(64)	1,539

Total interest expense	1,079	(11,870)	(10,791)	20,381	2,998	23,379

Net interest income	$866	$(270)	$596	$17,072	$(213)	$16,859

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

32.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

          2008 compared to 2007. The 2008 provision for loan losses charged to operating expense totaled $8,082, an increase of $7,407 in comparison to $675 recorded in the 2007 period. The increase in the provision was the result of identifying and addressing problem credits and the continued deterioration of economic conditions. Specifically, nine relationships were identified during 2008 where large specific provisions were recorded. As part of an ongoing review of the commercial loan portfolio, seven additional large credits with a deterioration in their financial condition were identified. Action plans were implemented, resulting in $28,300 being classified as impaired. Of this total, $3,500 is for three relationships that are nonperforming and classified as nonaccrual. There were four relationships totaling $24,800 that were still performing assets at December 31, 2008. Two of the relationships totaling $6,100 were making monthly payments and were less than 30 days past due on December 31, 2008. The two other relationships totaling $18,700 are residential development projects and were down graded to impaired due to slow sales driven by the current economic climate. In each of these instances, the borrower has developed an action plan to improve sales. If sales do not improve, the performing status of these credits will be re-evaluated.

For the two previously identified relationships disclosed in the Company’s quarterly report on Form 10 Q for the first quarter 2008 filed on May 9, 2008, we continue to carry $8,300 as other real estate owned for one of these relationships. The Company is actively marketing the remaining parcel and no additional write-downs related to this credit have been taken other than the $1,200 charge-off taken during the third quarter. On the second relationship identified earlier in the year, the $7,300 loan was restructured in the fourth quarter with no additional provision or loss being taken. This restructuring was not considered to be a troubled debt restructuring. The remaining parcel with a balance of $3,700 remains in other assets but is under contract with a closing anticipated by mid-2009.

The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.

The following factors also impacted 2008 provision levels:

•	increase in nonperforming and action list loans since year-end;

•	increase in the level of past due loans.

Net charge-offs for the year ended December 31, 2008 were $3,819 compared with $755 in the same period of 2007. Annualized net charge-offs increased to 0.38% of average loans for 2008 compared to 0.09% in the same period in 2007.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential real estate exposure. While virtually all of these relationships are performing, the economic outlook for this industry will likely remain extremely challenging well into 2009. Should the economic climate deteriorate from current levels, borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise requiring further increases in the provision for loan losses.

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

NONINTEREST INCOME
(Dollars in Thousands)

	Years Ended December 31,
	2008	2007	2006

Service charges	$7,303	$6,789	$2,473
Trust income	750	942	858
Mortgage banking income	1,525	1,743	1,113
Brokerage commissions and fees	254	795	326
Bank owned life insurance	1,022	991	628
Securities gains (losses)	848	(29)	(104)
Other than temporary impairment on securities	(2,735)	—	—
Gain on sale of Oreo	379	1,107	—
Gain on sale of other assets	1,309	—	—
Other income	2,754	3,327	1,394

Total noninterest income	$13,409	$15,665	$6,688

          2008 compared to 2007. Noninterest income totaled $13,409 for the year ended December 31, 2008, as compared to $15,665 for the same period in 2007. This represented a decrease of $2,256 or 14.4% in 2008 over the prior period. Excluding $199 in 2008 nonrecurring activity (other than temporary impairment losses on trust preferred securities and gains on sale of four branches and other assets, securities gains, and OREO gains) and $1,078 of nonrecurring activity recorded in 2007, noninterest income showed a year-over-year decrease of $979 or 6.7%.

Excluding all nonrecurring activity from both periods, the decline was primarily the result of volume related reductions in the mortgage banking division and the sale of the asset management and brokerage business lines which were finalized in the third and fourth quarters. These decreases were partially offset by growth in service charges and NSF fees on deposit accounts.

          2007 compared to 2006. Noninterest income from continuing operations totaled $15,665 for the year ended December 31, 2007, as compared to $6,688 for the same period in 2006. This represented an increase of $8,977 or 134.2% in 2007 over the prior period. Excluding net securities losses and the gains on sale of other assets, noninterest income shows a year-over-year increase of $7,795 or 114.8%.

34.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

The growth was primarily the result of improvements in service charges and NSF fees on deposit accounts, electronic banking services (included in “other income”), and revenue generated from the mortgage banking division as a result of a full year’s activity from the November 2006 merger. Also contributing to the increase were gains on sale of properties held in other real estate (included in the category “gain on sale of OREO”), increased revenue generated from the brokerage product line, and income earned on accrued interest related to a federal tax refund.

          Noninterest Expense. Noninterest expense for continuing operations is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

NONINTEREST EXPENSE
(Dollars in Thousands)

	Years Ended December 31,
	2008	2007	2006

Salaries and employee benefits	$16,283	$17,635	$12,181
Occupancy expense, net	3,598	4,043	1,714
Furniture and equipment expenses	2,673	2,621	2,276
Marketing	1,228	1,035	697
Supplies and printing	470	653	421
Telephone	772	834	490
Data processing	1,309	1,650	788
Amortization of intangible assets	2,607	2,307	416
Other expense	6,805	6,555	3,740

Total noninterest expense	$35,745	$37,333	$22,723

          2008 compared to 2007. Noninterest expense totaled $35,745 for the year ended December 31, 2008, as compared to $37,333 for the same period in 2007. This represented a decrease of $1,588 or 4.3% in 2008 from 2007.

The decrease was reported across many categories due to management’s initiatives to reduce costs. Furthermore, four branches were sold in 2008 which led to further reductions in the number of full-time equivalent employees which decreased payroll & benefit costs as well as lowered occupancy, telephone and data line expense levels. Also contributing were decreases in wealth management operating expenses and data processing costs. Offsetting these decreases were increases related to marketing, loan related expense due to growth in the portfolio, and goodwill valuation adjustments taken related to the sale of the wealth management business (included in amortization of intangible assets).

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

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

          Applicable Income Taxes. Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

	Years Ended December 31,
	2008	2007	2006

Income from continuing operations before income taxes	$9,156	$16,498	$7,747
Applicable income taxes	2,766	5,175	2,145
Effective tax rates	30.2%	31.4%	27.7%

The Company recorded income tax expense of $2,766 and $5,175 for 2008 and 2007, respectively. Effective tax rates equaled 30.2% and 31.4% respectively, for such periods. The Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U. S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.

Preferred Stock Dividends. The Company paid $207 of preferred stock dividends in 2008, 2007 and 2006. With the issuance of the new Fixed Rate Cumulative Perpetual Preferred Stock, Series C, for the Company’s participation in the U. S. Department of Treasury’s Capital Purchase Program, the Company expects to pay approximately $1,633 of additional dividends in 2009.

Earnings Review by Business Segment

The Company’s internal reporting and planning process focuses on four primary lines of business (Segment(s)): Retail, Commercial, Treasury and Wealth Management. See Note 21 of the Notes to Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a standalone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial, Treasury, and Wealth Management Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

36.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

          Retail Segment. The Retail Segment (Retail) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include consumer lending, checking, savings, money market and CD accounts, safe deposit rental, ATM’s and other traditional and electronic banking services.

          2008 compared to 2007. Retail generated $5,196 or 81.3% of total segment net income in 2008 as compared to $2,492 or 22.0% in 2007. Retail assets were $255,028 at December 31, 2008 and represented 18.2% of total consolidated assets. This compared to $306,156 or 22.4% at December 31, 2007.

For 2008, net income increased due to stronger revenues on electronic banking services and gain on sale of other assets for the branch sales which occurred in 2008. Additionally, noninterest expenses were lower across most categories as well as allocated expenses were lower in 2008 than in 2007. These positive variances were slightly offset by higher IT costs, debit card expenses, and other deposit account expenses. The decline in the retail assets was primarily related to the decline in the held residential mortgages portfolio.

          2007 compared to 2006. Retail represented 22.0% of total segment net income in 2007 and 26.3% in 2006. Retail assets were $306,156 at December 31, 2007 and represented 22.4% of total consolidated assets. This compared to $240,872 at December 31, 2006.

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

          2008 compared to 2007. Commercial generated $3,807 or 59.6% of total segment net income in 2008 as compared to $8,855 or 78.2% in 2007. Commercial assets were $803,069 at December 31, 2008 and represented 57.3% of total consolidated assets. This compared to $741,861 or 54.4% at December 31, 2007.

          Net income for the 2008 decreased to $3,807 as compared to $8,855 for the same period in 2007. The decrease is attributable to the $8,082 provision for loan loss recorded in 2008 as compared to the $632 provision in 2007. The increase in the provision was the result of identifying additional problem credits and the continued deterioration of the economic conditions. Additionally, there was a large gain on sale of OREO recorded and service revenue was higher during 2007 leading to a decrease in noninterest income between these periods. Offsetting these negative variances is lower noninterest expenses and lower income tax related due to decreased pre-tax earnings in 2008. The growth in the assets was due primarily to organic loan growth generated primarily in the St. Louis market.

          2007 compared to 2006. Commercial represented 78.2% of total segment net income in 2007 and 86.9% in 2006. Commercial assets were $741,861 at December 31, 2007 and represented 54.4% of total consolidated assets. This compared to $686,495 at December 31, 2006.

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

          Treasury Segment. The Treasury Segment (Treasury) is the area of the bank responsible for managing the investment portfolio and acquiring wholesale funding for loan activity. Additionally, this area is responsible for assisting in the management of liquidity and interest rate risk.

          2008 compared to 2007. The Treasury Segment net loss was $(421) or (6.6%) of total segment net income in 2008 as compared to a net loss of $(298) or (2.6%) for the same period in 2007. Treasury assets were $277,597 at December 31, 2008, or 19.8% of consolidated assets. This compares to $268,484 or 19.7% at December 31, 2007.

          Treasury’s net income for 2008 was impacted by a $2,735 non-cash other than temporary impairment charge recorded for certain trust preferred securities which is partially offset by the gains on sales from called securities earlier in 2008. This negative variance is also slightly offset by lower noninterest expenses, lower allocated expenses and lower income taxes in 2008. In comparison to 2007 results, there was also a slight improvement in the margin attributable to lower funding costs on wholesale funds.

          In 2008, the assets were increased in the latter part of the year to better position the portfolio and leverage the current rate environment.

          2007 compared to 2006. In 2007, the reduction in the investment portfolio was caused by the selling of investments and using the proceeds to fund the loan growth experienced in the Commercial Segment. Net interest income grew as a result of having the combined investment portfolio for a full year after the merge in November 2006.

          Treasury represented (2.6%) of total segment net income in 2007 as compared to (10.5%) in 2006. Treasury assets were $268,484 at December 31, 2007 representing 19.7% of total consolidated assets. This compared to $328,841 or 25.6% at December 31, 2006.

          Wealth Management Segment. The Wealth Management Segment (Wealth) provides trust services, estate administration, financial planning, employee benefit plan administration, asset management, and brokerage transaction services. With the sale of these product lines in 2008 and the first quarter of 2009, this segment will not exist going forward.

          2008 compared to 2007. The Wealth net loss increased during 2008 to $(1,039) or (16.3%) of total segment net income in 2008 as compared to $(365) or (3.2%) for the same period in 2007. This is primarily due to the write-down of goodwill related to the sale of asset management, brokerage and trust product lines that occurred throughout 2008. With the disposition of asset management and brokerage during the year, noninterest income declined as well as noninterest expenses. To partially offset these negative variances, allocations decreased in 2008 and the tax benefit was also larger in 2008. Wealth assets were $162 at December 31, 2008 as compared to $1,289 at December 31, 2007. This decline was the result of selling asset management and brokerage product lines.

38.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

          2007 compared to 2006. Wealth represented (3.2%) of total segment net income in 2007 and (5.6%) in 2006. Wealth assets were $1,289 at December 31, 2007 and represented 0.1% of total consolidated assets. This compared to $1,330 or 0.1% at December 31, 2006.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. Due to the current rate environment, this analysis was done in 2008 using a 50 basis point decrease in rates verses the normal 100 to 200 basis point decrease. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

The tables below present the Company’s projected changes in net interest income for 2008 and 2007 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon

	December 31, 2008		December 31, 2007

	Change		Change

	$	%	$	%

+200 bp	$728	2.08%	$305	0.74%
+100 bp	295	0.84	509	1.23
+ 50 bp	166	0.47	502	1.21
Base	—	—	—	—
- 50 bp	(179)	(0.51)	(654)	(1.58)

Based on the Company’s model at December 31, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 2.08% or approximately $728. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $179 or 0.51%.

39.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

Based on the Company’s model at December 31, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.74% or approximately $305. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $654 or 1.58%.

Throughout 2008, management continued to position our balance sheet to maximize the net interest margin. Throughout the year, steps were taken to lower our funding costs in reaction to FOMC rate reductions. The mix of our funding portion of the balance sheet has been adjusted to align it with our asset sensitive portion of the balance sheet to create better spreads in various sectors. With these changes, we have been able to reposition our funding and align it better with the shorter end of the yield curve which minimizes our exposure to the volatility found at the longer end of the yield curve. In the latter part of the year the Company began extending the duration of some of its borrowings to lock in lower rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates.

Financial Condition

          Loans and Asset Quality. Outstanding loans totaled $1,004,390 at December 31, 2008 compared to $957,285 at December 31, 2007, representing an increase of $47,105 or 4.9%. The loan growth was largely generated in the St. Louis market and was concentrated in commercial real estate lending activity. Excluding $30,100 in loans related to branch sales recorded in the first and second quarters of 2008, loans grew $77,200 or 8.1% since year-end 2007. The Company has no direct exposure to sub prime mortgages.

          The Company offers a broad range of products, including agribusiness, commercial, residential, and installment loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.

The following table describes the composition of loans by major categories outstanding:

LOAN PORTFOLIO

	Aggregate Principal Amount December 31,

	2008	2007	2006	2005	2004

Commercial	$152,807	$181,210	$154,829	$91,537	$91,941
Agricultural	16,914	21,861	23,118	26,694	28,718
Real estate:
Commercial mortgages	460,920	362,920	274,909	126,503	129,597
Construction	164,820	159,274	116,608	68,508	38,882
Agricultural	17,339	23,560	27,624	33,033	30,601
1-4 family mortgages	185,666	198,208	226,884	57,920	77,566
Installment	5,267	8,611	11,998	12,747	21,502
Other	657	1,641	974	583	468

Total loans	$1,004,390	$957,285	$836,944	$417,525	$419,275
Allowance for loan losses	(15,018)	(10,755)	(10,835)	(8,362)	(9,732)

Loans, net	$989,372	$946,530	$826,109	$409,163	$409,543

40.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

LOAN PORTFOLIO

	Aggregate Principal Amount Percentage of Total Loan Portfolio December 31,

	2008	2007	2006	2005	2004

Commercial	15.21%	18.93%	18.50%	21.92%	21.93%
Agricultural	1.68	2.28	2.76	6.39	6.85
Real estate:
Commercial mortgages	45.89	37.91	32.85	30.31	30.91
Construction	16.41	16.64	13.93	16.41	9.27
Agricultural	1.73	2.46	3.30	7.91	7.30
1-4 family mortgages	18.49	20.71	27.11	13.87	18.50
Installment	0.52	0.90	1.43	3.05	5.13
Other loans	0.07	0.17	0.12	0.14	0.11

Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

As of December 31, 2008 and 2007, commitments of Centrue Bank under standby letters of credit and unused lines of credit totaled approximately $258,471 and $271,856, respectively.

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2008 were as follows:

STATED LOAN MATURITIES (1)

	Within 1 Year	1 to 5 Years	After 5 Years	Total

Commercial	90,726	49,459	12,622	152,807
Agricultural	13,633	2,358	923	16,914
Real estate	283,526	306,203	239,016	828,745
Installment	1,406	3,049	1,469	5,924

Total	$389,291	$361,069	$254,030	$1,004,390

(1) Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2008 were as follows:

LOAN REPRICING

	Within 1 Year	1 to 5 Years	After 5 Years	Total

Fixed rate	73,988	223,781	100,944	398,713
Variable rate	514,411	77,189	3,759	595,359
Nonaccrual	6,956	1,415	1,947	10,318

Total	$595,355	$302,385	$106,650	$1,004,390

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

The following table sets forth a summary of nonperforming assets:

NONPERFORMING ASSETS

	December 31,

	2008	2007	2006	2005	2004

Nonaccrual loans	$10,318	$4,090	$11,759	$3,082	$3,649
Loans 90 days past due and still accruing interest	—	—	—	922	553

Total nonperforming loans	10,318	4,090	11,759	4,004	4,202

Other real estate owned	12,723	2,937	2,136	203	420

Total nonperforming assets	$23,041	$7,027	$13,895	$4,207	$4,622

Nonperforming loans to total end of period loans	1.03%	0.43%	1.40%	0.96%	1.00%
Nonperforming assets to total end of period loans	2.29	0.73	1.66	1.01	1.10
Nonperforming assets to total end of period assets	1.64	0.51	1.08	0.62	0.69

The level of nonperforming loans at December 31, 2008 increased 152.3% to $10,318 versus the $4,090 that existed as of December 31, 2007. The increase of $6,228 was largely related to the deterioration of several large loan relationships during 2008. The level of nonperforming loans to total end of period loans was 1.03% at December 31, 2008, as compared to 0.43% at December 31, 2007. The reserve coverage ratio (allowance to nonperforming loans) was reported at 145.55% as of December 31, 2008 as compared to 262.96% as of December 31, 2007.

42.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

          Other Potential Problem Loans. The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. During the fourth quarter, management identified $24,800 of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $9,181 at December 31, 2008 as compared to $1,485 at December 31, 2007. Included in this amount is a purchased participation for $7,053. Early in 2009, it came to our attention that the lead bank was reevaluating the relationship’s credit quality rating and status. At December 31, 2008 this loan was performing. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2008:

OTHER REAL ESTATE OWNED

	Number of Parcels	Net Book Carrying Value

Developed property	10	$4,296
Vacant land or unsold lots	3	8,427

Total other real estate owned	13	$12,723

          Allowance for Loan Losses. At December 31, 2008, the allowance for loan losses was $15,018 or 1.50% of total loans as compared to $10,755 or 1.12% at December 31, 2007. The Company recorded a provision of $8,082 to the allowance for loan losses in 2008 due largely to the deterioration of the overall economic conditions, workout activities on previously identified relationships and the identification of several additional relationships requiring workouts.

The methodology utilized by management to calculate the FAS 5 portion of the ALLL adequacy analysis is based upon historical losses over the last twenty quarters or 5 year average. The actual historical loss factors decreased since the earliest year rolling off had higher losses than the 2008 quarters being added. Increases to the SFAS 5 factors were needed to reflect increasing economic risk. This combines with the transfer of $24,800 of higher risk loans from the SFAS 5 pool to the SFAS 114 impaired component of the Company’s allowance calculation, resulted in a net decrease in the SFAS 5 portion of the allowance.

In conjunction with the Centrue merger, the Company acquired $436,459 in gross loans. Centrue’s allowance for loan losses at the acquisition date, not allocated to impaired loans, was $4,767. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) and determined that certain loans acquired in the merger had evidence of deterioration of credit quality since origination and were probable that all contractual required payments would not be collected on these loans. The Company determined that 54 loans with a book value totaling approximately $11,796 and a fair value of $9,379 were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $2,416. Accordingly, the Company recorded $4,767 of allowance for loan losses on loans not subject to SOP 03-3.

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

A strategy to reduce exposure to construction lending that began earlier in 2008 continued in the fourth quarter with construction and land development loans declining by $12,000 or 6.8% from first quarter 2008 and $3,000 or 1.8% from third quarter 2008. Construction and land development loans now represent 16.4% of the total loan portfolio, down from 17.4% recorded in the first quarter 2008. In comparison to December 31, 2007, this category grew $21,496 to 18.0% of the total portfolio as of June 30, 2008. Since June 30, 2008, it declined $15,848 to 16.4% of the total portfolio. The Company has no direct exposure to sub-prime mortgages.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential real estate exposure. While virtually all of these relationships are performing, the economic outlook for this industry will likely remain extremely challenging well into 2009. Should the economic climate deteriorate from current levels, borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise requiring further increases in the provision for loan losses.

The following table presents a detailed analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSSES

	December 31,

	2008	2007	2006	2005	2004

Beginning balance	$10,755	$10,835	$8,362	$9,732	$9,011
Charge-offs:
Commercial	479	797	552	342	1,497
Real estate mortgages	3,545	651	1,044	1,611	389
Installment and other loans	82	119	88	367	578

Total charge-offs	4,106	1,567	1,684	2,320	2,464

Recoveries:
Commercial	$208	$442	223	394	1,021
Real estate mortgages	27	263	357	208	230
Installment and other loans	52	107	85	98	184

Total recoveries	$287	$812	665	700	1,435

Net charge-offs	3,819	755	1,019	1,620	1,029

Provision for loan losses	$8,082	$675	(1,275)	250	1,924
Reduction due to sale of loans	—	—	—	—	174
Increase due to merger	—	—	4,767	—	—

Ending balance	$15,018	$10,755	$10,835	$8,362	$9,732

Period end total loans	$1,004,390	$957,285	$836,944	$417,525	$419,275

Average loans	$992,024	$902,658	$464,968	$411,783	$447,605

45.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

ALLOWANCE FOR LOAN LOSS RATIOS

	December 31,

	2008	2007	2006	2005	2004

Ratio of net charge-offs to average loans	0.38%	0.08%	0.22%	0.39%	0.23%
Ratio of provision for loan losses to average loans	0.81	0.07	(0.27)	0.06	0.43
Ratio of allowance for loan losses to ending total loans	1.50	1.12	1.29	2.00	2.32
Ratio of allowance for loan losses to total nonperforming loans	145.55	262.96	92.14	208.84	231.60

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,

	2008		2007		2006		2005		2004

	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial	2,717	16.89%	4,013	21.21%	$4,888	21.26%	$7,386	28.32%	$6,035	28.78%
Real estate	12,201	82.52	6,553	77.72	5,668	77.19	773	68.49	3,311	65.98
Installment and other loans	100	0.59	189	1.07	279	1.55	203	3.19	386	5.24

Total	$15,018	100.00%	$10,755	100.00%	$10,835	100.00%	$8,362	100.00%	$9,732	100.00%

          Securities Activities. The primary objective of the Company’s $252,562 securities portfolio, which represented 18.7% of the Company’s average earning asset base as of December 31, 2008, as compared to 23.3% as of December 31, 2007, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, and collateralized mortgage obligations. Corporate bonds consist of investment grade obligations of public corporations. Equity securities consist primarily of trust preferred stock as well as CRA, FAMC and IBBI stock. The Company does not hold any securities containing Fannie Mae or Freddie Mac equities.

          The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $241,851 at December 31, 2008 compared to $238,661 at December 31, 2007. The Company does not have any securities classified as trading or held-to-maturity. The Company also holds $10,711 and $10,670 of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of December 31, 2008 and December 31, 2007, respectively.

          As of December 31, 2008, the Company held nine pooled trust preferred securities involving three hundred issuers with a total book value of $25,200. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of twenty two banks or, in a few instances, capital notes from insurance companies. During the fourth quarter, the Company recorded a pre-tax non-cash impairment charge totaling $2,735 based upon management’s determination that certain trust preferred securities with an aggregate cost of $5,800 were other than temporarily impaired. This charge largely reflects deteriorating cash flows within one of these pools and illiquidity and credit concerns within the financial markets.

46.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

          Management has determined that the remaining $22,100 of trust-preferred securities is deemed to be only temporarily impaired at this time. An unrealized loss of approximately $3,300 associated with these securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

          Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters. Centrue does not hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

The following table describes the composition of securities by major category and maturity:

SECURITIES PORTFOLIO
(Dollars in Thousands)

	December 31,

	2008		2007		2006

	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio

Available-for-Sale
U.S. government agencies	16,995	7.03	103,624	43.42	126,039	43.43
U.S. government agency mortgage backed securities	143,378	59.28	47,784	20.02	69,579	23.97
States and political subdivisions	38,202	15.80	41,561	17.41	41,471	14.29
Collateralized mortgage obligations	20,004	8.27	24,077	10.09	27,237	9.39
Corporate bonds	1,928	0.80	2,741	1.15	8,764	3.02
Other securities	21,344	8.82	18,874	7.91	17,134	5.90

Total	$241,851	100.00%	$238,661	100.00%	$290,224	100.00%

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2008. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

MATURITY SCHEDULE
(Dollars in Thousands)

	Maturing

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-Sale
U.S. government agencies and corporations	560	4.881%	13,188	5.331%	3,247	6.000%	—	—%	16,995
U.S. government agency mortgage backed securities	—	—	4,324	4.697	11,987	4.804	127,067	4.846	143,378
States and political subdivisions (1)	3,284	5.918	26,175	5.602	3,983	6.072	4,760	5.693	38,202
Collateralized mortgage obligations	—	—	—	—	394	5.432	19,610	5.551	20,004
Collateralized debt obligations	—	—	—	—	—	—	19,848	5.380	19,848
Other securities	1,496	4.172	—	—	—	—	—	—	1,496
Corporate bonds	1,928	5.138	—	—	—	—	—	—	1,928

Total	$7,268		$43,687		$19,611		$171,285		$241,851

(1)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate

47.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

          Deposit Activities. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $1,022,978 for 2008, representing a decrease of $40,381 or 3.8% compared with the average balance of total deposits for 2007 of $1,063,359.

The following table sets forth certain information regarding Centrue Bank’s average deposits:

AVERAGE DEPOSITS
(Dollars in Thousands)

	For the Years Ended December 31,

	2008			2007			2006

	Average Amount	% of Total	Average Rate Paid	Average Amount	% of Total	Average Rate Paid	Average Amount	% of Total	Average Rate Paid

Non-interest-bearing demand deposits	$114,994	11.24%	—%	$120,355	11.32%	—%	$68,650	11.49%	—%
Savings accounts	87,615	8.56	0.36	96,838	9.11	0.68	45,343	7.59	0.69
Interest-bearing demand deposits	260,801	25.50	2.03	232,031	21.82	2.84	137,106	22.94	2.33
Time, less than $100,000	343,456	33.57	4.08	387,530	36.44	4.72	137,470	23.00	4.14
Time, $100,000 or more	216,112	21.13	3.68	226,605	21.31	5.30	209,030	34.98	4.35

Total deposits	$1,022,978	100.00%	2.69%	$1,063,359	100.00%	3.53%	$597,599	100.00%	3.05%

As of December 31, 2008, average time deposits over $100,000 represented 21.13% of total average deposits, compared with 21.31% of total average deposits as of December 31, 2007. The Company’s large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2008:

TIME DEPOSITS OF $100,000 OR MORE
(Dollars in Thousands)

Maturity Range
Three months or less	$150,091
Over three months through six months	31,078
Over six months through twelve months	26,202
Over twelve months	53,821

Total	$261,192

48.

Centrue Financial Corporation Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In Thousands, Except Share Data)

          Return on Equity and Assets. The following table presents various ratios for the Company:

RETURN ON EQUITY AND ASSETS

	For the Years Ended December 31,

	2008	2007	2006

Return on average assets	0.47%	0.85%	0.69%
Return on average equity	5.43	9.53	6.69
Average equity to average assets	8.69	8.90	10.35
Dividend payout ratio for common stock	53.71	29.17	27.05

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net decrease in cash and cash equivalents of $16,614 from December 31, 2007 to December 31, 2008.

During 2008, the Company experienced net cash outflows of $125,410 in investing activities primarily due to large increases in loans. In contrast, net cash inflows of $90,574 were provided by financing activities due to increases in deposits and advances from the Federal Home Loan Bank and $18,222 from operating activities largely due to increases to provision and net income.

Centrue Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2008, 28.1% of Centrue Bank’s interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, Centrue Bank’s liquidity could be adversely affected.

49.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

Currently, the maturities of Centrue Bank’s large time deposits are spread throughout the year, with 57.5% maturing in the first quarter of 2009, 11.9% maturing in the second quarter of 2009, 10.0% maturing in the third and fourth quarters of 2009, and the remaining 20.6% maturing thereafter. Centrue Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

At December 31, 2008, the Company’s borrowings included $10,000 each for Centrue Statutory Trust II and Centrue Statutory Trust III, $19,115 payable to the Company’s principal correspondent bank, $140,285 in FHLB advances, $46,306 in securities sold under agreements to repurchase and a shareholder note for $711. The note to the Company’s principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company’s stock in the Bank. The shareholder note requires bi-annual payments of $100 at an imputed interest rate.

The Company’s principal source of funds for repayment of the indebtedness is dividends from Centrue Bank. At December 31, 2008, approximately $3,490 was available for dividends without regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2008:

	Payments Due by Period

Contractual Obligations	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Short-term debt	8,865	—	—	250	9,115
Long-term debt	165	2,356	2,190	6,000	10,711
Certificates of deposit	434,731	150,811	8,322	145	594,009
Operating leases	289	608	612	306	1,815
Severance payments	45	—	—	—	45
Series B Mandatory redeemable preferred stock	—	268	—	—	268
Subordinated Debentures	—	—	—	20,620	20,620
FHLB Advances	82,023	53,200	62	5,000	140,285

Total contractual cash obligations	526,118	207,243	11,186	32,321	776,868

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2008, the Company had $245,778 in outstanding loan commitments including outstanding commitments for various lines of credit. The Company also has $12,693 of standby letters of credit as of December 31, 2008. See Note 18 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

50.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

Capital Resources

          Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at December 31, 2008 was $115,908, a decrease of $2,968 or 2.5%, from December 31, 2007. The change in stockholders’ equity was largely the result of a $4,529 decrease in accumulated other comprehensive income related to the unrealized loss on the securities portfolio. Average equity as a percentage of average assets was 8.69% at December 31, 2008, compared to 8.90% at December 31, 2007. Book value per common share equaled $19.14 at December 31, 2008, a decrease from $19.50 reported at the end of 2007.

          Stock Repurchase Programs

The 2006 repurchase program was completed on July 23, 2007. The 2007 repurchase program approved on July 24, 2007 authorized the company to repurchase an additional 500,000 shares, or approximately 8% of the Company’s currently issued and outstanding shares, in the open market or privately negotiated transactions over an 18 month period. This program expired on January 24, 2009.

          Capital Measurements

The Company and Centrue Bank are expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 10.0% and 12.2%, respectively, at December 31, 2008. The increase in the respective capital ratios was primarily due to the Company decreasing its Goodwill that reduces Tier 1 (core) capital and increasing its allowance for loan losses that can be used to increase Tier 2 (supplementary) capital. The Company is currently, and expects to continue to be, in compliance with these guidelines.

As of December 31, 2008, the Tier 2 risk-based capital was comprised of $13,237 in allowance for loan losses (limited to 1.25% of risk-weighted assets) and $10,000 of subordinated debt. The Series A Preferred Stock is convertible into common stock, subject to certain adjustments intended to offset the amount of losses incurred by the Company upon the post-closing sale of certain securities acquired in conjunction with a previous acquisition.

51.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

The following table sets forth an analysis of the Company’s capital ratios:

RISK-BASED CAPITAL RATIOS

(Dollars in Thousands)

	December 31,			Minimum Capital Ratios	Well Capitalized Ratios

	2008	2007	2006

Tier 1 risk-based capital	$105,581	$101,831	$99,869
Tier 2 risk-based capital	23,237	10,755	10,835

Total capital	$128,818	$112,586	$110,704
Risk-weighted assets	$1,058,969	$1,102,602	$926,874
Capital ratios:
Tier 1 risk-based capital	10.0%	9.2%	10.8%	4.0%	N/A
Total risk-based capital	12.2	10.2	11.9	8.0	N/A
Leverage ratio	8.1	7.7	7.9	4.0	N/A

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

Recent Developments

On January 9, 2009, the Company completed the sale of $32,668 of preferred stock and a warrant to purchase common stock to the United States Department of Treasury (the “U. S. Treasury”) under the U. S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”).

The Company issued and sold (1) 32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series C, liquidation preference of $1,000 per share (the “Series C Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 508,320 shares of the Company’s common stock (“Common Stock”) at an exercise price of $9.64 per share or an aggregate purchase price of $4,900 in cash. Cumulative dividends on the Series C Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter. The Company also amended the Certification of Designation for its Series B Preferred Stock to suspend, absent receipt of the U. S. Treasury’s consent, the redemption rights of the Series B Preferred Stock holders until such time as the U. S. Treasury (or its assignees) ceases to own any of the Company’s Series C Preferred Stock.

The securities purchase agreement, dated January 9, 2009 (the “Purchase Agreement”), between the Company and the U. S. Treasury, pursuant to which the Series C Preferred Shares and the Warrant were sold, limits the payment of dividends on the Common Stock to the current quarterly cash dividend of $0.14 per share, limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA.

52.

Centrue Financial Corporation
Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
(In Thousands, Except Share Data)

As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to their compensation or benefits, as required to comply with the regulation issued by the U. S. Treasury under the TARP Capital Purchase Program. The Senior Executive Officers also acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the U. S. Treasury holds any equity or debt securities of the Company acquired through the Capital Purchase Program.

In addition to EESA, on February 13, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA contains numerous provisions which modify EESA and which require additional rule making by various regulatory bodies. The precise impact of ARRA and the rules promulgated under it will become known in the coming months.

53.

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

54.

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
Centrue Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Centrue Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

55.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Centrue Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 12, 2009

56.

Centrue Financial Corporation
Consolidated Balance Sheets
December 31, 2008 and 2007 (In Thousands, Except Share and Per Share Data)

	2008	2007

ASSETS
Cash and cash equivalents	$35,014	$51,628
Securities available-for-sale	241,851	238,661
Restricted securities	10,711	10,670
Loans	1,004,390	957,285
Allowance for loan losses	(15,018)	(10,755)

Net loans	989,372	946,530
Cash value of life insurance	27,917	26,895
Mortgage servicing rights	2,890	3,161
Premises and equipment, net	32,376	35,615
Goodwill	24,494	25,498
Intangible assets, net	9,088	11,007
Other real estate	12,723	2,937
Other assets	15,445	12,397

Total assets	$1,401,881	$1,364,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$118,745	$114,360
Interest-bearing	930,475	918,662

Total deposits	1,049,220	1,033,022
Federal funds purchased and securities sold under agreements to repurchase	46,306	44,937
Federal Home Loan Bank advances	140,285	121,615
Notes payable	19,826	13,802
Series B mandatory redeemable preferred stock	268	831
Subordinated debentures	20,620	20,620
Other liabilities	9,448	11,296

Total liabilities	1,285,973	1,246,123

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Common stock, $1 par value, 15,000,000 shares authorized;
7,453,555 and 7,438,110 shares issued in 2008 and 2007	7,454	7,438
Surplus	71,488	70,901
Retained earnings	62,476	60,344
Accumulated other comprehensive income (loss)	(3,590)	939

	138,328	140,122
Treasury stock, at cost, 1,425,064 shares - 2008 and 1,366,564 – 2007	(22,420)	(21,246)

Total stockholders’ equity	115,908	118,876

Total liabilities and stockholders’ equity	$1,401,881	$1,364,999

See Accompanying Notes to Consolidated Financial Statements.

57.

Centrue Financial Corporation
Consolidated Statements Of Income
Years Ended December 31, 2008, 2007, And 2006 (In Thousands, Except Per Share Data)

	2008	2007	2006

Interest income
Loans	$62,975	$69,060	$33,717
Securities
Taxable	9,032	12,419	8,785
Exempt from federal income taxes	1,405	1,520	976
Federal funds sold and other	106	577	380

Total interest income	73,518	83,576	43,858

Interest expense
Deposits	27,555	37,560	18,204
Federal funds purchased and securities sold under agreements to repurchase	760	1,881	407
Advances from the Federal Home Loan Bank	3,279	2,834	1,824
Series B Mandatory Redeemable	50	50	50
Subordinated debentures	1,272	1,688	242
Notes payable	1,028	722	624

Total interest expense	33,944	44,735	21,351

Net interest income	39,574	38,841	22,507
Provision (credit) for loan losses	8,082	675	(1,275)

Net interest income after provision for loan losses	31,492	38,166	23,782

Noninterest income
Service charges	7,303	6,789	2,473
Trust income	750	942	858
Mortgage banking income	1,525	1,743	1,113
Brokerage commissions and fees	254	795	326
Bank owned life insurance	1,022	991	628
Gains (losses) on sales of securities	848	(29)	(104)
Other than temporary impairment on securities	(2,735)	—	—
Gain on sale of OREO	379	1,107	—
Gain on sale of other assets	1,309	—	—
Other income	2,754	3,327	1,394

	13,409	15,665	6,688
Noninterest expenses
Salaries and employee benefits	16,283	17,635	12,181
Occupancy, net	3,598	4,043	1,714
Furniture and equipment	2,673	2,621	2,276
Marketing	1,228	1,035	697
Supplies and printing	470	653	421
Telephone	772	834	490
Data processing	1,309	1,650	788
Amortization of intangible assets	2,607	2,307	416
Other expenses	6,805	6,555	3,740

	35,745	37,333	22,723

Income from continuing operations before income taxes	9,156	16,498	7,747
Income taxes	2,766	5,175	2,145

Income from continuing operations	$6,390	$11,323	$5,602

(Continued)

58.

Centrue Financial Corporation
Consolidated Statements Of Income (Continued)
Years Ended December 31, 2008, 2007, And 2006 (In Thousands, Except Per Share Data)

	2008	2007	2006

Discontinued operations:
Loss from operations of discontinued insurance unit (including loss on disposal of $452 in 2006)	—	—	(677)
Income tax benefit	—	—	(262)

Loss on discontinued operations	—	—	(415)

Net income	6,390	11,323	5,187
Preferred stock dividends	207	207	207

Net income for common stockholders	$6,183	$11,116	$4,980

Basic earnings per common share from continuing operations for common stockholders	$1.02	$1.75	$1.31
Basic earnings per common share from discontinued operations for common stockholders	—	—	(0.10)

Basic earnings per common share for common stockholders	$1.02	$1.75	$1.21

Diluted earnings per common share from continuing operations for common stockholders	$1.02	$1.74	$1.30
Diluted earnings per common share from discontinued operations for common stockholders	—	—	(0.10)

Diluted earnings per common share for common stockholders	$1.02	$1.74	$1.20

Dividends per common share for common stockholders	$0.55	$0.51	$0.48

See Accompanying Notes to Consolidated Financial Statements.

59.

Centrue Financial Corporation
Consolidated Statements Of Stockholders’ Equity
Years Ended December 31, 2008, 2007, And 2006 (In Thousands, Except Share Data)

	Series A Convertible Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance,
January 1, 2006	$500	$4,684	$23,167	$48,837	$95	$(11,208)	$66,075

Common stock dividends	—	—	—	(1,348)	—	—	(1,348)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (27,300 shares)	—	27	329	—	—	—	356
Issuance of 2,700,517 shares of common stock related to merger	—	2,701	46,611	—	—	—	49,312
Stock-based compensation	—	—	353	—	—	—	353
Purchase of 79,625 shares of treasury stock	—	—	—	—	—	(1,677)	(1,677)
Comprehensive income
Net income	—	—	—	5,187	—	—	5,187
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	140	—	140

Total comprehensive income							5,327

Balance,
December 31, 2006	$500	$7,412	$70,460	$52,469	$235	$(12,885)	$118,191

Common stock dividends	—	—	—	(3,241)	—	—	(3,241)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (25,900 shares)	—	26	360	—	—	—	386
Restricted stock awards granted	—	—	(90)	—	—	90	—
Share-based compensation	—	—	171	—	—	—	171
Purchase of 409,422 shares of treasury stock	—	—	—	—	—	(8,451)	(8,451)
Comprehensive income
Net income	—	—	—	11,323	—	—	11,323
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	704	—	704

Total comprehensive income	—	—	—	—	—	—	12,027

Balance,
December 31, 2007	$500	$7,438	$70,901	$60,344	$939	$(21,246)	$118,876

(Continued)

60.

Centrue Financial Corporation
Consolidated Statements Of Stockholders’ Equity (Continued)
Years Ended December 31, 2008, 2007, And 2006 (In Thousands, Except Share Data)

	Series A Convertible Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance,
December 31, 2007	$500	$7,438	$70,901	$60,344	$939	$(21,246)	$118,876

Common stock dividends	—	—	—	(3,321)	—	—	(3,321)
Preferred stock dividends	—	—	—	(207)	—	—	(207)
Exercise of stock options (15,445 shares)	—	16	217	—	—	—	233

Share-based compensation	—	—	370	—	—	—	370
Purchase of 58,500 shares of treasury stock	—	—	—	—	—	(1,174)	(1,174)
Cumulative effect of BOLI post-retirement liability	—	—	—	(730)	—	—	(730)
Comprehensive income
Net income	—	—	—	6,390	—	—	6,390
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(4,529)	—	(4,529)

Total comprehensive income	—	—	—	—	—	—	1,861

Balance,
December 31, 2008	$500	$7,454	$71,488	$62,476	$(3,590)	$(22,420)	$115,908

See Accompanying Notes to Consolidated Financial Statements.

61.

Centrue Financial Corporation
Consolidated Statements Of Cash Flows
Years Ended December 31, 2008, 2007, And 2006 (In Thousands)

	2008	2007	2006

Cash flows from operating activities
Net Income	$6,390	$11,323	$5,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,841	2,366	2,149
Amortization of intangible assets	2,607	2,307	457
Amortization of mortgage servicing rights, net	482	525	473
Amortization of bond premiums, net	534	178	165
Share based compensation	370	171	353
Gain on sale of branches	(1,107)	—	—
Loss related to sale of Wealth Management	340	—	—
Provision for loan losses	8,082	675	(1,275)
Provision for deferred income taxes	1,776	533	2,460
Earnings on bank-owned life insurance	(1,022)	(991)	(628)
Other than temporary impairment, securities	2,735	—	—
Securities losses/(gains), net	(848)	29	104
Gain on sale of assets, net	—	—	(14)
Gain on sale of real estate acquired in settlement of loans	(379)	(1,107)	—
Gain on sale of loans	(1,116)	(1,262)	(762)
Proceeds from sale of loans held for sale	72,101	82,810	49,039
Origination of loans held for sale	(70,947)	(78,296)	(47,855)
Change in assets and liabilities
(Increase) decrease in other assets	(4,457)	1,371	(5,442)
Increase (decrease) in other liabilities	(160)	384	2,963

Net cash provided by operating activities	18,222	21,016	7,374

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	34,018	60,616	39,380
Proceeds from calls of securities available for sale	86,930	—	—
Proceeds from sales of securities available for sale	—	2,548	19,377
Purchases of securities available for sale	(133,684)	(9,838)	(38,908)
Purchase (redemption) of restricted securities	—	(2,202)	1,730
Purchase of loans	—	—	(19,513)
Net decrease (increase) in loans	(103,287)	(133,124)	32,371
Purchase of premises and equipment	(375)	(2,578)	(2,761)
Proceeds from sale of OREO	10,486	8,804	979
Cash acquired, net of cash (paid) for acquisitions	—	—	26,506
Purchase of Missouri Bank Charter	—	(581)	—
Sale of insurance unit	—	—	856
Sale of branches, net of premium received	(19,498)	—	(6,054)

Net cash provided by (used in) investing activities	(125,410)	(76,355)	53,963

(Continued)

62.

Centrue Financial Corporation
Consolidated Statements Of Cash Flows (Continued)
Years Ended December 31, 2008, 2007, And 2006 (In Thousands)

	2008	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposits	$68,419	$6,412	$(34,853)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,369	8,618	7,202
Repayment of advances from the Federal Home Loan Bank	(719,332)	(58,656)	(13,514)
Proceeds from advances from the Federal Home Loan Bank	738,000	117,124	10
Payments on notes payable	(4,226)	(463)	(2,869)
Proceeds from notes payable	10,250	5,250	1,400
Redemption of subordinated debentures	—	(10,310)	—
Issuance of subordinated debentures	—	10,310	—
Dividends on common stock	(3,321)	(3,241)	(1,348)
Dividends on preferred stock	(207)	(207)	(207)
Redemption of preferred stock	563	—	—
Proceeds from exercise of stock options	233	386	356
Purchase of treasury stock	(1,174)	(8,451)	(1,677)

Net cash provided by (used in) financing activities	90,574	66,772	(45,500)

Net increase (decrease) in cash and cash equivalents	(16,614)	11,433	15,837

Cash and cash equivalents
Beginning of year	51,628	40,195	24,358

End of year	$35,014	$51,628	$40,195

Supplemental disclosures of cash flow information
Cash payments for
Interest	$35,927	$44,417	$21,932
Income taxes	5,629	3,292	1,386
Transfers from loans to other real estate owned	20,075	8,776	2,743
Business Combination in 2006 (see Note 23)

See Accompanying Notes to Consolidated Financial Statements.

63.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. On November 13, 2006, the Company (formerly known as UnionBancorp, Inc. and now known as Centrue Financial Corporation) merged with Centrue Financial Corporation (former Centrue), parent of Centrue Bank with the Company being the surviving entity in the merger. Operating results of former Centrue are included in the consolidated financial statements since the date of the acquisition. The Company provides a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. Additionally, brokerage; asset management; and trust services will be provided to our customers after the sale of these product lines on a referral basis to the third party providers. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the “Bank”) are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Securities

Available-for-sale. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Securities are written down to fair value when a decline in fair value is not temporary.

For collateralized debt obligations, the issuer’s financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument, are analyzed. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement and ratio information. Industry and market information are also considered. The Company considers whether the securities were issued by or have prinicipal and interest payments guaranteed by the federal government or its agencies. The Company conducts regular reviews of the bond agency ratings of securities.

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

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.

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

Mortgage loans held for sale are sold with either servicing rights retained or servicing rights released. When retaining the servicing rights, the carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. When selling service released, the gain or loss is determined by comparing the selling price to the value of the mortgage sold.

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

Concentration of Credit Risk

Most of the Company’s growth and business activity with large dollar credit facilities is with customers located in St. Louis County, Missouri. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the St. Louis County area. Additionally, the Company has a high concentration of real estate development loans.

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

Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $442, $478 and $743 for the years ended December 31, 2008, 2007 and 2006. Late fees and ancillary fees related to loan servicing are not material.

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

Bank-owned life insurance

The Company has invested in bank-owned life insurance policies on key executives, for which the Company is also the beneficiary. Bank-owned life insurance is recorded at its cash surrender value or the amount that can be realized. These policies have an approximate cash surrender value of $27,917 and $26,895 at December 31, 2008 and 2007, respectively.

In accordance with EITF 06-5, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Management performs a monthly analysis to determine the current cash surrender value and adjusts the value accordingly.

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

Goodwill and other intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. During 2008, impairment charges of $724 were taken in regards to the sale of the wealth management segment. See Note 2. for further details.

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company is no longer subject to examination by federal taxing authorities for the tax year 2004 and the years prior.

Earnings per share

Basic earnings per common share is net income for common stockholders divided by the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and Series A convertible preferred shares using the treasury stock method.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of the stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The Company has the following classes of preferred stock issued or authorized:

Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2008 and 2007. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 268 and 831 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2008 and 2007 respectively, which are shown in other liabilities in accordance with FASB 150. In December, 2008, 563 shares were redeemed at the shareholder’s request. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company became obligated to redeem such holder’s shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

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

Operating segments

Internal financial information is primarily reported and aggregated in the following lines of business: retail, commercial, treasury and other.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of new accounting standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting principles. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

71.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings. This amendment allows for changes which include using reasonable judgment of the probability that the holder be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At December 31, 2008, the Company has applied this FSP in determining whether there is any other-than-temporary impairment in the securities portfolio.

Effect of newly issued but not yet effective accounting standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141 (R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquire, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

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

72.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 2. Business Acquisitions and Divestitures (Continued)

On June 6, 2008 the Company completed the sale of its Manlius and Tampico branches to Peoples National Bank headquartered in Kewanee, Illinois. Peoples National assumed approximately $29,500 in deposits and acquired $17,600 in loans and $214 in premises and equipment. The net gain on the sale was $629.

On August 29, 2008 the Company completed the sale of its Asset Management product line to Vezzetti Capital Management. There was no gain or loss recorded on this transaction.

On September 18, 2008 the Company completed the sale of its brokerage product line. The net loss on sale was $29.

On September 15, 2008 the Company entered into an agreement to sell its Trust unit of their Wealth Management division to Hometown National Bank headquartered in LaSalle, Illinois. The Definitive Purchase and Assumption Agreement entered into calls for Hometown to purchase the customers associated with this product line. The transaction was completed on January 23, 2009. There was no gain or loss recorded related with this sale.

Management has analyzed on a overall basis the impact of the above divestitures on an individual and aggregate basis and determined that per FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, that the results for the asset divestitures is immaterial to the Company as a whole and does not require them to be reported as discontinued operations on the financial statements.

Note 3. Securities

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2008

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. government agencies	$16,995	$482	$—
States and political subdivisions	38,202	530	(194)
U.S. government agency mortgage-back securities	143,378	1,148	(887)
Collateralized mortgage obligations	20,004	53	(1,453)
Equity securities	1,496	—	(75)
Collateralized debt obligations	19,848	—	(5,400)
Corporate	1,928	7	(70)

	$241,851	$2,220	$(8,079)

73.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2007

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. government agencies	$103,624	$1,415	$(14)
States and political subdivisions	41,561	501	(13)
U.S. government agency mortgage-back securities	47,784	287	(106)
Collateralized mortgage obligations	24,077	68	(100)
Equity securities	1,601	105	—
Collateralized debt obligations	17,273	—	(609)
Corporate	2,741	9	(10)

	$238,661	$2,385	$(852)

Sales and calls of securities available-for-sale were as follows:

	Years Ended December 31,

	2008	2007	2006

Proceeds from calls	$86,930	$—	$—
Proceeds from sales	—	2,548	19,377
Realized gains	848	11	19
Realized losses	—	(40)	(123)
OTTI impairment	(2,735)	—	—

The tax benefit (provision) related to these net realized gains and losses were $329, $(11), and $40, respectively.

The fair values of securities classified as available-for-sale at December 31, 2008, by contractual maturity, are shown below. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value

Due in one year or less	$3,845
Due after one year through five years	39,362
Due after five years through ten years	7,230
Due after ten years	24,608
U.S. government agency mortgage-backed securities	143,378
Collateralized mortgage obligations	20,004
Equity and corporate securities	3,424

$241,851

The Company held callable securities with carrying value of $43,839 and an amortized cost basis of $55,179 as of December 31, 2008 and with a carrying value of $129,870 and an amortized cost basis of $128,803 at December 31, 2007.

Securities with carrying values of approximately $193,038 and $182,415 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders’ equity.

74.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 3. Securities (Continued)

The Company does not have any securities classified as trading or held-to-maturity.

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

December 31, 2008	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	7,284	(194)	—	—	7,284	(194)
U.S. government agency mortgage-backed securities	59,742	(796)	3,245	(91)	62,987	(887)
Collateralized mortgage obligations	16,385	(1,453)	—	—	16,385	(1,453)
Equities	—	—	1,496	(75)	1,496	(75)
Collateralized debt obligations	7,579	(2,524)	12,269	(2,876)	19,848	(5,400)
Corporate	1,423	(70)	—	—	1,423	(70)

Total temporarily impaired	$92,413	$(5,037)	$17,010	$(3,042)	$109,423	$(8,079)

December 31, 2007	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$—	$—	$8,015	$(14)	$8,015	$(14)
State and political subdivisions	1,385	(9)	549	(4)	1,934	(13)
U.S. government agency mortgage-backed securities	15,096	(72)	5,890	(34)	20,986	(106)
Collateralized mortgage obligations	4,657	(100)	—	—	4,657	(100)
Equities	—	—	—	—	—	—
Collateralized debt obligations	17,273	(609)	—	—	17,273	(609)
Corporate	976	(9)	765	(1)	1,741	(10)

Total temporarily impaired	$39,387	$(799)	$15,219	$(53)	$54,606	$(852)

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

75.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 4. Loans

The major classifications of loans follow:

	December 31,

	2008	2007

Commercial	$169,721	$191,748
Commercial real estate	633,773	509,162
Real estate	192,829	205,940
Real estate loans held for sale related to secondary mortgage market activities	2,143	2,181
Loans held for sale related to pending branch sales	—	38,600
Installment	5,267	8,106
Other	657	1,548

	$1,004,390	$957,285

As discussed in Note 2, the Company sold four branches during 2008. For 2007, a total of $38,600 of loans, as indicated in the above table, were included in the sale.

An analysis of activity in the allowance for loan losses follows:

	Years Ended December 31,

	2008	2007	2006

Balance at beginning of year	$10,755	$10,835	$8,362
Acquired in merger	—	—	4,767
Provision (credit) for loan losses	8,082	675	(1,275)
Recoveries	287	812	665
Loans charged off	(4,106)	(1,567)	(1,684)

Balance at end of year	$15,018	$10,755	$10,835

The following table presents data on impaired loans:

	December 31,

	2008	2007	2006

Year-end impaired loans for which an allowance has been provided	$36,754	$5,502	$4,915
Year-end impaired loans for which no allowance has been provided	1,880	5,923	16,450

Total impaired loans	$38,634	$11,425	$21,365

Allowance for loan loss allocated to impaired loans	$8,357	$2,350	$1,562
Average recorded investment in impaired loans	19,156	14,246	14,514
Interest income recognized from impaired loans	1,760	1,047	620
Cash basis interest income recognized from impaired loans	1,803	1,052	730

Due to the economic conditions facing many of its customers, the Company determined that there were $24,800 of loans that were classified as impaired but were considered to be performing loans at December 31, 2008. This resulted in the increase in impaired loans as of December 31, 2008.

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

76.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 4. Loans (Continued)

Nonperforming loans were as follows:

	December 31,

	2008	2007

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	10,318	4,090

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans made to executive officers, directors, and their affiliates during 2008 were as follows:

Balance at December 31, 2007	$15,979
New loans, extensions, and modification	10,250
Repayments	(15,080)
Effect of changes in composition of related parties	92

Balance at December 31, 2008	$11,241

Note 5. Fair Value

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

Level 3: Significant unobservable inputs to reflect a reporting entity’s own assumptions about the assumptions that market participants would use to price and asset or liability.

The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDO’s. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

77.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 5. Fair Value (continued)

At year-end 2008, seven collateralized debt obligations have unrealized losses with aggregate depreciation of 29% from the Company’s cost basis. These unrealized losses have existed for less than three months and relate principally to the banking sector. Although three of the instruments have shown stress as a result of the weakened economy, the rating agencies still have them rated at investment grade. However for four of the instruments, the rating agencies have downgraded them below investment grade. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a specified time frame. Based on the Company’s FAS115 analysis at December 31, 2008, the Company determined that one instrument had a break in yield such that not all of the contractual principal and interest payments would be received. Thus, the Company recognized a pre-tax impairment charge of $2,735 for the other-than-temporary decline in value.

Assets and liabilities measured at fair value are summarized below:

		Fair Value measurements at December 31 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and Liabilities on a recurring basis
Assets:
Available-for-sale securities	$241,851	$—	$222,003	$19,848

The table below presents a reconciliation of income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended December 31, 2008.

Securities Available for Sale

Beginning balance, January 1, 2008	$—

Transfers into Level 3 as of September 30, 2008	21,910
Total gains or losses (realized/unrealized) included in earnings
Interest income on securities	—
Security impairment	(2,735)
Other changes in fair value
Gains (losses) on sales of securities	—
Included in other comprehensive income	673

Ending Balance, December 31, 2008	$19,848

78.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 5. Fair Value (continued)

		Fair Value measurements at December 31 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and Liabilities on a nonrecurring basis
Assets:
Impaired loans	$28,397	$—	$28,397	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $36,754 with a valuation allowance of $8,357, resulting in an additional provision for loan losses of $5,351 for the period.

The majority of our impaired loans are collateralized by real estate. The carrying values for these real estate secured impaired loans was based upon information in independent appraisals obtained on the underlying collateral.

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on the methods described above. The carrying value and fair value of the subordinated debentures issued to capital trusts are estimated using market data for similarly risk weighted items to value them. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. The fair value of debt and redeemable stock is based on current rates for similar financing. It was not practicable to determine the fair value of the restricted securities due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

79.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 5. Fair Value (continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$35,014	$35,014	$51,628	$51,628
Securities	241,851	241,851	238,661	238,661
Restricted Securities	10,711	N/A	10,670	N/A
Net Loans	989,372	994,010	946,530	952,096
Accrued interest receivable	5,547	5,547	7,517	7,517
Financial liabilities
Deposits	1,049,220	1,050,795	1,033,022	1,037,151
Federal funds purchased and securities sold under agreements to repurchase	46,306	46,306	44,937	44,937
Federal Home Loan Bank Advances	140,285	141,430	121,615	121,667
Notes payable	19,826	18,921	13,802	13,802
Subordinated debentures	20,620	18,031	20,620	20,468
Series B mandatory redeemable preferred stock	268	268	831	831
Accrued interest payable	4,230	4,230	6,213	6,213

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

Note 6. Loan Sales and Servicing

Loans held for sale at year end related to our secondary mortgage market activities are as follows:

	December 31,

	2008	2007

Loans held for sale	$2,143	$2,181
Less: Allowance to adjust to lower of cost or market	—	—

Loans held for sale, net	$2,143	$2,181

The following summarizes the secondary mortgage market activities:

	Years Ended December 31,

	2008	2007	2006

Proceeds from sales of mortgage loans	$72,101	$82,810	$49,039

Gain on sales of mortgage loans	$1,116	$1,262	$762

80.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 6. Loan Sales and Servicing (continued)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,

	2008	2007

Federal Home Loan Mortgage Corporation	$104,115	$120,359
Federal National Mortgage Association	226,193	239,031
IHDA	1,738	1,731

	$332,046	$361,121

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2,240 and $2,397 at December 31, 2008 and 2007, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,

	2008	2007	2006

Balance at beginning of year	$3,161	$3,510	$2,533
Acquired in merger	—	—	1,300
Originated mortgage servicing rights	211	176	150
Amortization	(482)	(525)	(473)

Balance at end of year	$2,890	$3,161	$3,510

In November, 2006, the Company merged with the former Centrue Financial Corporation. As part of this merger, the Company recorded $1,300 of mortgage servicing rights at the fair market value on the date of the merger and added $139,167 of loan balances to its servicing portfolio.

Management periodically evaluates assets for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $3,000 and $3,400 at December 31, 2008 and 2007, respectively. Fair value was determined using discount rates ranging from 9.5% to 17.0% and prepayment speeds ranging from 14.7% to 17.1% depending on the stratification of the specific right.

Estimated amortization expense for each of the next five years is as follows:

2009	$505
2010	485
2011	465
2012	450
2013	425

81.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,

	2008	2007

Land	$9,878	$10,261
Buildings	23,183	24,573
Furniture and equipment	22,113	24,049
Construction in process	193	114

	55,367	58,997
Less accumulated depreciation	22,991	23,382

	$32,376	$35,615

As discussed in Note 2, the Company completed the sale of four branches during 2008. A total of $615 of Premises and Equipment was included with those sales.

During 2008, the Company disposed of three buildings and abandoned leasehold improvements related to an exited lease contract. These actions resulted in a $492 decrease of Premises and Equipment during the period.

Note 8. Goodwill and Intangible Assets

Goodwill

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test showed no impairment existed at December 31, 2008. However, if the economy remains stressed and bank stocks remain out of favor, goodwill impairment might occur in the future.

The change in balance of goodwill during the year is as follows:

	December 31,

	2008	2007

Beginning of year	$25,498	$25,396
Goodwill impairment due to sale of Wealth Management	(724)	—
Goodwill allocated to Brokerage & Asset Management sale	(280)	—
Merger related adjustments	—	102

End of year	$24,494	$25,498

82.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 8. Goodwill and Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2008		2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$5,617	$14,124	$3,735
Other customer relationship intangibles	—	—	60	23
Missouri charter	581	—	581	—

Total	$14,705	$5,617	$14,765	$3,758

The core deposit intangible asset recorded in the 2006 merger with Centrue Financial Corporation was $13,035. Aggregate amortization expense was $1,883, $2,307, and $457 for 2008, 2007, and 2006.

Estimated amortization expense for subsequent years is as follows:

2009	$1,538
2010	1,257
2011	1,029
2012	951
2013	951
Thereafter	2,781

Note 9. Deposits

Deposit account balances by type are summarized as follows:

	December 31,

	2008	2007

Non-interest-bearing demand deposit	$118,745	$114,360
Savings, NOW, and money market accounts	336,466	350,023
Time deposits of $100 or more	261,192	201,318
Other time deposits	332,817	367,321

	$1,049,220	$1,033,022

As discussed in Note 2, the Company sold four branches during 2008. A total of $52,200 of deposits were sold in conjunction with these sales.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Year	Amount

2009	$434,730
2010	141,685
2011	9,127
2012	3,819
2013	4,503
Thereafter	145

$594,009

83.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 9. Deposits (Continued)

Time certificates of deposit in denominations of $100 or more mature as follows:

	December 31,

	2008	2007

3 months or less	$150,091	$90,329
Over 3 months through 6 months	31,078	33,475
Over 6 months through 12 months	26,202	50,022
Over 12 months	53,821	27,492

	$261,192	$201,318

Deposits from principal officers, directors and their affiliates at year end 2008 and 2007 were $1,587 and $1,412.

Note 10. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $27,106 and $44,937 at year-end 2008 and 2007. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007

Average daily balance during the year	$33,157	$39,447
Average interest rate during the year	1.60%	4.21%
Maximum month-end balance during the year	42,581	46,958
Weighted average interest rate at year-end	0.51%	3.52%

Note 11. Subordinated Debentures

The Company has two $10,000 trust preferred issuances that were issued in April 2004 and April 2007 in cumulative trust preferred securities through special-purpose trusts Centrue Statutory Trust II (Trust II) and Centrue Statutory Trust III (Trust III). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust II and Trust III totaling $20,620. Trust II and Trust III are wholly-owned subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures.

Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 1.87% for Trust II and a 6.67% fixed rate for Trust III, respectively, (at a rate of 4.52% and 6.67% at December 31, 2008) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures is fixed for five years and then transitions to a variable rate that is 1.65% over the LIBOR rate. Interest expense on the trust preferred securities was $1,272 and $1,688 for the years ended December 31, 2008 and 2007. The interest can be deferred at the option of the Company. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The trust preferred securities for the Trust II are redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. The trust preferred securities for Trust III are redeemable upon the maturity of the debentures on April 19, 2037, or to the extent of any earlier redemption of any debentures by the Company,

84.

Centrue Financial Corporation
Notes To Consolidated Financial Statements
(In Thousands, Except Share Data)

Note 11. Subordinated Debentures (Continued)

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

Note 12. Borrowed Funds

At December 31, 2008 and 2007, $75,000 and $8,000 of Federal Home Loan Bank advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically pledged $165,077 of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The Company has four variable rate advances, two at 0.45% and two at 0.55% at year-end 2008 and no advances at year-end 2007. The remaining advances are at fixed rates ranging from 0.50% to 4.90%. The scheduled maturities of advances from the Federal Home Loan Bank at December 31, 2008 and 2007 are as follows:

	2008		2007

Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2008	—%	—	4.30	103,344
2009	0.61	82,023	3.78	5,002
2010	4.50	5,200	4.50	5,202
2011	2.78	48,000	4.90	3,001
2012	—	—	—	—
2013	4.61	62	—	—
Thereafter	4.37	5,000	4.37	5,066

	1.63%	$140,285	4.30%	$121,615

85.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 12. Borrowed Funds (Continued)

Notes payable consisted of the following at December 31, 2008 and 2007:

	2008	2007

Revolving credit loan ($25,000) from Bank of America; interest due quarterly at the higher of 90-day LIBOR plus 2.50% or a floor of 5.00%. The balance is due on March 31, 2009; secured by 100% of the stock of Centrue Bank.	$8,865	$12,864

Term note ($250) from Bank of America; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; secured by 100% of the stock of Centrue Bank.	250	—

Subordinated debt note ($10,000) from Bank of America; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; the debt is unsecured and intended to qualify as tier II capital for regulatory purposes.	10,000	—

A promissory note to an individual related to the purchase of the Howard Marshall Agency. The original amount of the note was $376. The note was entered into on November 1, 2003 and carries an interest rate of 5%. The note requires monthly installment payments of principal and interest and matured on November 1, 2008.	—	70

A note to an individual related to a prior acquisition. The original amount was $2,000. The note was entered into on October 23, 2002 and carries as imputed interest of 5.25%. The note matures on October 24, 2012.	711	868

	$19,826	$13,802

On March 31, 2008, the Company entered into a new loan agreement with Bank of America which provides for up to an aggregate principal amount of $35,250 in borrowings. The loan agreement consists of three credit facilities. The first credit facility consists of a $25,000 secured revolving line of credit which matures on March 31, 2009. The second credit facility consists of a $250 secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10,000 in subordinated debt, which also matures in March 31, 2015. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. The interest rate on the revolving credit facility is three month LIBOR plus 250 basis points. Repayment of each of the three credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The revolving and term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The loan agreement contains customary covenants, including but not limited to, Centrue Bank’s maintenance of its status as well-capitalized, Centrue Bank’s minimum return on average assets on an annual basis of 0.50%, Centrue Bank’s maximum nonperforming assets to primary capital below 20%, and Centrue Bank’s minimum loan loss reserves to total loans of 1.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of either the revolving credit facility or the subordinated debt credit facility. As of December 31, 2008, the outstanding balance on these lines is $19,115 and the Company was in compliance with all covenants.

86.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 12. Borrowed Funds (Continued)

Information concerning borrowed funds is as follows:

	Years Ended December 31,

	2008	2007	2006

Federal Funds Purchased
Year-end balance	$19,200	$—	$—
Maximum month-end balance during the year	35,700	15,100	12,000
Average balance during the year	8,991	1,282	1,884
Weighted average interest rate for the year	2.54%	5.83%	5.25%
Weighted average interest rate at year end	0.45%	N/A	N/A
Advances from the Federal Home Loan Bank
Maximum month-end balance during the year	$140,285	$121,615	$63,165
Average balance during the year	119,800	69,202	46,487
Weighted average interest rate for the year	2.74%	4.41%	3.92%
Weighted average interest rate at year end	1.69%	4.30%	4.25%
Notes Payable
Maximum month-end balance during the year	$24,016	$13,802	$10,846
Average balance during the year	19,628	11,107	9,081
Weighted average interest rate for the year	5.24%	6.68%	6.93%
Weighted average interest rate at year end	5.77%	6.65%	6.36%

Note 13. Income Taxes

Income taxes consisted of:

	Years Ended December 31,

	2008	2007	2006

Federal
Current	$4,182	$4,264	$(690)
Deferred	(1,911)	225	2,322

	2,271	4,489	1,632
State
Current	661	378	113
Deferred	(166)	308	138

	495	686	251

	$2,766	$5,175	$1,883

The Company’s income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,

	2008	2007	2006

Expected income taxes	$3,113	$5,609	$2,404
Income tax effect of
Interest earned on tax-free investments and loans	(646)	(736)	(394)
Nondeductible interest expense incurred to carry tax-free investments and loans	82	112	50
Nondeductible amortization	40	—	—
State income taxes, net of federal tax benefit	327	453	166
State income tax refund	—	—	(18)
Earnings on Bank owned life insurance	(329)	(337)	(214)
Deductible merger expenses	—	—	(98)
Stock option expense	53	29	105
Nondeductible meals and health club dues	45	—	—
Other	81	45	(118)

	$2,766	$5,175	$1,883

87.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 13. Income Taxes (Continued)

The significant components of deferred income tax assets and liabilities consisted of:

	December 31,

	2008	2007

Deferred tax assets
Allowance for loan losses	$5,830	$4,175
Other than temporary impairment on securities	1,061	—
Deferred compensation, other	459	208
Stock based expense	154	91
Net operating loss carryforwards	1,233	1,456
Securities available for sale	2,269	—
Deferred tax asset arising from merger	—	87

Total deferred tax assets	11,006	6,017
Deferred tax liabilities
Depreciation	$(662)	$(545)
Adjustments arising from acquisitions	(1,701)	(1,110)
Mortgage servicing rights	(1,122)	(1,227)
Securities available-for-sale	—	(594)
Federal Home Loan Bank dividend received in stock	(787)	(787)
Deferred loan fees & costs	(573)	(642)
Other	(373)	(265)

Total deferred tax liabilities	(5,218)	(5,170)

Valuation allowance on NOL carryforwards	(370)	(370)

Net deferred tax assets	$5,418	$477

The Federal net operating loss is related to the acquisition of the Illinois Community Bancorp, Inc. transaction. The NOL expires in 2021 thru 2024. The NOL can be used at a rate of $159 per year. Due to Section 382 limitations, any unused amounts that cannot be used will expire. Thus, the valuation allowance was established. See Note 23 for further information related to the merger.

Note 14. Benefit Plans

The Company’s Employee Stock Ownership Plan (“the Plan”) covered all full-time employees who had completed six months of service and have attained the minimum age of twenty and one-half years. As of October 1, 2006, the Company terminated this plan and began the process of distributing the assets of the plan to participants. All of the Plan assets had been distributed to the participants as of March 31, 2007. The Plan no longer owns shares of the Company’s common stock. The Company expensed all cash contributions made to the Plan. Contributions were $1 and $165, for the years ended December 31, 2007 and 2006.

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits under the company safe harbor plan status. In 2008, the Company contributed 3% of employee wages to all eligible participants regardless of whether and to what extent the employee elected a salary deferral.

Contributions to the 401(k) plan are expensed currently and approximated $439, $456 and $427 for the years ended December 31, 2008, 2007, and 2006.

88.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 14. Benefit Plans (Continued)

During 2008, the Company has entered into certain non-qualified deferred compensation agreements with members of the senior management team and other select individuals deemed to meet the criteria of “top hat” plan participants. The Company may make discretionary matching contributions with a respect to a portion of the participant’s deferral. Additionally, the Company continues its non-qualified deferred compensation plan for the directors. These agreements, which are subject to the rules of 409(a), relate to the voluntary deferral of compensation received. The accrued liability as of December 31, 2008 and 2007 is $703 and $90. For 2008, the company match for the employees deferred compensation plan was $89. A portion of the benefit is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in these agreements.

Note 15. Share Based Compensation

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant.There are 9,250 shares available to grant under this plan.

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company’s common stock at an exercise price to be determined by the executive and compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 209,000 shares available to grant under this plan.

In addition to the Company plans described above, in conjunction with the merger with Centrue Financial Corporation, all outstanding options at Centrue Financial were converted into options to acquire Company common stock, as adjusted for the exchange ratio. Following the merger, no additional options are issuable under any of the former Centrue plans.

The Company awarded 5,000 restricted common stock awards in November, 2006 that were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date.

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $352, $151 and $353 for 2008, 2007 and 2006. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $18 and $20 for 2008 and 2007.

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

	2008	2007	2006

Fair value	$3.36 - 3.69	$4.41 - 4.65	$4.89
Risk-free interest rate	2.75 - 2.95%	4.06 - 4.95%	5.14%
Expected option life (years)	6	6	6
Expected stock price volatility	23.91 - 24.07%	23.33 - 23.67%	23.45%
Dividend yield	2.79 - 2.95%	2.57 - 2.64%	2.47%

During 2008, options were granted on two separate dates (February 7 and April 23). Therefore a range of values have been shown. During 2007, options were granted at three separate dates (January 31, April 24, and October 30). Therefore a range of values have been shown in the table above.

A summary of the status of the option plan for 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	574,024	$18.71
Granted	138,000	17.96
Exercised	(15,445)	16.17
Forfeited	(61,060)	20.25

Outstanding at end of year	635,519	$18.68	4.6 years	$—

Vested or expected to vest	627,419	18.69	4.5 years	$—

Exercisable at year end	455,519	$18.72	4.2 years	$—

Options outstanding at year-end 2008 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

$11.25 - 11.75	46,381	1.6 years	46,381	$11.60
14.25 - 18.63	249,338	4.6 years	161,338	16.43
19.03 - 23.31	339,800	5.1 years	247,800	21.55

	635,519	4.6 years	455,519	$18.72

90.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 15. Share Based Compensation (Continued)

Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$—	$184	$250
Cash received from option exercises	233	337	281
Tax benefit realized from option exercises	—	49	75
Weighted average of fair value of options granted	3.47	4.53	4.89

As of December 31, 2008, there was $613 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.56 years. As of December 31, 2008, there was $52 of total unrecognized compensation cost related to non-vested shares awarded under the restricted stock plan. The cost is expected to be recognized over a weighted-average period of 2.89 years.

Note 16. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is antidilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 555,877 shares, 294,200 shares and 244,200 shares of common stock were outstanding for 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were antidilutive.

	2008	2007	2006

Basic earnings per share
Income from continuing operations available to common stockholders	$6,183	$11,116	$5,395
Net loss from discontinued operations available to common stockholders	—	—	(415)

Net income available to common stockholders	$6,183	$11,116	$4,980

Weighted average common shares outstanding	6,034	6,342	4,119

Basic earnings per common share from continuing operations	$1.02	$1.75	$1.31
Basic earnings per common share from discontinued operations	—	—	(0.10)

Basic earnings per common share	$1.02	$1.75	$1.21

91.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 16. Earnings Per Share (Continued)

	2008	2007	2006

Diluted earnings per share
Weighted average common shares outstanding	6,034	6,342	4,119
Add dilutive effect of assumed exercised stock options	8	38	45

Weighted average common and dilutive potential shares outstanding	6,042	6,380	4,164

Diluted earnings per common share from continuing operations	$1.02	$1.74	$1.30
Diluted earnings per common share from discontinued operations	—	—	(0.10)

Diluted earnings per common share	$1.02	$1.74	$1.20

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Company and Centrue Bank meet all of the capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent notification from the corresponding regulatory agency categorized Centrue Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centrue Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Centrue Bank’s categories.

92.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 17. Regulatory Matters (Continued)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total capital (to risk-weighted assets)
Centrue Financial	$128,818	12.2%	$84,575	8.0%	N/A	N/A
Centrue Bank	135,297	12.8	84,880	8.0	106,100	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$105,581	10.0	42,288	4.0	N/A	N/A
Centrue Bank	122,013	11.5	42,440	4.0	63,660	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$105,581	8.1	52,120	4.0	N/A	N/A
Centrue Bank	122,013	9.4	51,998	4.0	64,997	5.0

As of December 31, 2007
Total capital (to risk-weighted assets)
Centrue Financial	$112,586	10.2%	$88,208	8.0%	N/A	N/A
Centrue Bank	120,489	11.0	87,633	8.0	109,541	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$101,831	9.2	44,104	4.0	N/A	N/A
Centrue Bank	109,734	10.0	43,816	4.0	65,725	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$101,831	7.7	52,983	4.0	N/A	N/A
Centrue Bank	109,734	8.3	52,983	4.0	66,229	5.0

The Company’s ability to pay dividends is dependent on the subsidiary bank, which is restricted by various laws and regulations. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends of approximately $3,490 plus any 2009 net profits retained to the date of the dividend declaration.

Note 18. Commitments, Contingencies, and Credit Risk

In the normal course of business, there are various contingent liabilities outstanding, such as claims and legal actions, which are not reflected in the consolidated financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claim.

93.

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

	Standby Letters of Credit	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates On Fixed Rate Commitments

Commitments
December 31, 2008	$12,693	$197,104	$48,674	$258,471	3.25% - 18.00%
December 31, 2007	$9,568	$236,215	$26,073	$271,856	2.25% - 18.00%

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

The Company leases certain branch properties under operating leases. Rent expense was $326, $333, and $148 for 2008, 2007 and 2006. Rent commitments, before considering renewal options that generally are present, were as follows:

2009	$289
2010	302
2011	306
2012	306
2013	306
Thereafter	306

Total	$1,815

94.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 19. Condensed Financial Information - Parent Company Only

Condensed financial information for Centrue Financial Corporation follows:

Balance Sheets (Parent Company Only)

	December 31,

ASSETS	2008	2007

Cash and cash equivalents	$991	$1,779
Securities available for sale	2,332	2,711
Investment in subsidiary	153,362	148,182
Other assets	841	2,214

	$157,526	$154,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

LIABILITIES	2008	2007

Notes payable	$19,826	$13,732
Mandatory redeemable preferred stock	268	831
Subordinated debentures	20,620	20,620
Other liabilities	904	827

	41,618	36,010

Stockholders’ equity	115,908	118,876

	$157,526	$154,886

Income Statements (Parent Company Only)

	Years Ended December 31,

	2008	2007	2006

Dividends from subsidiary	$8,528	$7,661	$6,813
Interest income	202	334	44
Other income	10	(122)	8
Interest expense	2,348	2,454	910
Other expense	1,567	912	1,066
Income tax benefit	(1,365)	(1,189)	(900)
Equity in undistributed earnings of subsidiary (dividends in excess of earnings)	200	5,627	(602)

Net income	6,390	11,323	5,187
Less dividends on preferred stock	207	207	207

Net income on common stock	$6,183	$11,116	$4,980

95.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 19. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net income	$6,390	$11,323	$5,187
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings of subsidiary	(200)	(5,627)	602
Decrease (increase) in other assets	(468)	159	(309)
Increase (decrease) in other liabilities	2,076	12	692

Net cash provided by operating activities	7,798	5,867	6,172
Cash flows from investing activities
Purchases of premises and equipment	—	—	—
Capital infusion to subsidiary	(10,000)	—	—
Sales and maturities	—	1,018	—
Investment in subsidiary	—	—	—

Net cash provided by (used in) investing activities	(10,000)	1,018	—

Cash flows from financing activities
Net increase (decrease) in notes payable	$(3,906)	$4,866	$(1,550)
Issuance of subordinated debt	10,000
Dividend paid on common stock	(3,321)	(3,241)	(1,347)
Dividend paid on preferred stock	(207)	(207)	(207)
Proceeds from exercise of stock options	233	386	357
Stock option expense	352	(61)	(352)
Purchase of preferred stock	(563)	—	—
Purchase of treasury stock	(1,174)	(8,361)	(1,677)

Net cash provided by (used in) financing activities	1,414	(6,618)	(4,776)

Net increase (decrease) in cash and cash equivalents	(788)	267	1,396
Cash and cash equivalents
Beginning of year	1,779	1,512	116

End of year	$991	$1,779	$1,512

Note 20. Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,

	2008	2007	2006

Change in unrealized gains on securities available-for-sale	$(9,279)	$1,120	$125
Other than temporary impairment on securities	2,735	—	—
Reclassification adjustment for losses (gains) recognized in income	(848)	29	104

Net unrealized gains	(7,392)	1,149	229
Tax expense	(2,863)	445	89

Other comprehensive income (loss)	$(4,529)	$704	$140

96.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 21. Segment Information

The Company utilizes an internal reporting and planning process that focuses on lines of business (LOB). The reportable segments were determined by the products and services offered, primarily distinguished between retail, commercial, treasury, wealth management, and other operations. Loans and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; brokerage and trust services generate the revenue in the wealth management segment; and holding company services and discontinued operations associated with the sale of the insurance segment generate the revenue in the operations & other segment. The “net allocations” line represents the allocation of the costs that are overhead being spread to the specific segments. With the sale of the Insurance unit, the results for Insurance were reclassified into the Operations & Other segment from the Wealth Management segment.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows:

	Retail	Commercial	Treasury	Wealth	Other	Continuing
	Segment	Segment	Segment	Management	Operations	Operations

2008
Net interest income (loss)	$13,232	$26,679	$2,985	$(35)	$(3,287)	$39,574
Other revenue	11,796	1,316	(1,886)	999	1,184	13,409
Other expense	11,911	2,746	195	991	14,303	30,146
Noncash items
Depreciation	1,749	7	—	21	1,215	2,992
Provision for loan losses	—	8,082	—	—	—	8,082
Other intangibles	1,882	—	—	725	—	2,607
Net allocations	1,731	11,478	1,533	777	(15,519)	—
Income tax expense	2,559	1,875	(208)	(511)	(949)	2,766
Segment profit (loss)	5,196	3,807	(421)	(1,039)	(1,153)	6,390
Goodwill	11,927	12,404	—	163	—	24,494
Segment assets	255,028	803,069	277,597	162	66,025	1,401,881

	Retail	Commercial	Treasury	Wealth	Other	Continuing
	Segment	Segment	Segment	Management	Operations	Operations

2007
Net interest income (loss)	$12,971	$26,826	$1,446	$72	$(2,474)	$38,841
Other revenue	8,938	1,832	(22)	1,892	3,025	15,665
Other expense	11,429	3,214	218	1,654	15,321	31,836
Noncash items
Depreciation	1,769	16	—	16	1,389	3,190
Provision for loan losses	43	632	—	—	—	675
Other intangibles	2,303	—	—	4	—	2,307
Net allocations	2,645	11,579	1,651	835	(16,710)	—
Income tax expense	1,228	4,362	(147)	(180)	(88)	5,175
Segment profit (loss)	2,492	8,855	(298)	(365)	639	11,323
Goodwill	11,910	12,421	—	1,167	—	25,498
Segment assets	306,156	741,861	268,484	1,289	47,209	1,364,999

97.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 21. Segment Information (Continued)

	Retail	Commercial	Treasury	Wealth	Other	Continuing
	Segment	Segment	Segment	Management	Operations	Operations

2006
Net interest income (loss)	$8,464	$14,476	$537	$260	$(1,230)	$22,507
Other revenue	3,999	571	(105)	1,295	928	6,688
Other expense	6,349	2,550	267	1,483	9,118	19,767
Noncash items
Depreciation	1,049	12	—	8	1,476	2,545
Provision for loan losses	325	(1,600)	—	—	—	(1,275)
Other intangibles	343	—	—	1	67	411
Net allocations	2,198	6,819	1,047	530	(10,594)	—
Income tax expense	726	2,398	(291)	(154)	(534)	2,145
Segment profit (loss)	1,473	4,868	(591)	(313)	165	5,602
Goodwill	11,834	12,395	—	1,167	—	25,396
Segment assets	240,872	686,495	328,481	1,330	25,847	1,283,025

Note 22. Discontinued Operations

On September 30, 2006, the Company sold its Insurance business unit of its Wealth Management segment to the Phoenix Group for $1,200. In accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”) the results of operations of the insurance division are reflected in the Company’s statements of income for 2006 as “discontinued operations.” The loss on sale of the insurance unit of $452 and related tax benefit of $175 are included in discontinued operations as of December 31, 2006. Additionally, approximately $1,030 of goodwill and intangibles attributed to the Insurance unit on the Company’s balance sheet were written off as a result of this transaction and factored into the loss on the sale of the discontinued operations.

(Unaudited)

December 31,

2006

Net interest income	$(5)

Noninterest income	976
Noninterest expense	1,196

Loss from discontinued operations before income taxes	(225)
Loss on disposal	(452)
Benefit for taxes	(262)

Net income (loss) from discontinued operations	$(415)

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

98.

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

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2006. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

(Unaudited)
December 31,

2006

Net interest income	$39,127
Net income	$4,228
Basic earnings per share	$0.98
Diluted earnings per share	$0.97

99.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 24. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2008 Three Months Ended					Year Ended December 31, 2007 Three Months Ended

	Dec. 31		Sep. 30	June 30	March 31	Dec. 31	Sep. 30	June 30	March 31

Total interest income	$17,045		$17,831	$18,460	$20,182	$21,549	$21,561	$20,653	$19,813
Total interest expense	7,160		7,849	8,456	10,479	11,606	11,477	11,162	10,490

Net interest income	9,885		9,982	10,004	9,703	9,943	10,084	9,491	9,323

Provision for loan losses	5,225	*	1,225	866	766	449	—	226	—
Noninterest income	585		3,594	4,292	4,938	3,850	4,367	4,194	3,254
Noninterest expense	8,086		8,122	9,221	10,316	8,908	8,631	9,846	9,948

Income (loss) before income taxes	(2,841)		4,229	4,209	3,559	4,436	5,820	3,613	2,629
Income tax expense (benefit)	(1,282)		1,430	1,504	1,114	1,356	1,982	1,107	730

Net income	(1,559)		2,799	2,705	2,445	3,080	3,838	2,506	1,899
Preferred stock dividend	51		52	52	52	51	52	52	52

Net income (loss) for common stockholders	$(1,610	) *	$2,747	$2,653	$2,393	$3,029	$3,786	$2,454	$1,847

Basic earnings (loss) per share	$(0.27)		$0.46	$0.44	$0.40	$0.49	$0.60	$0.38	$0.29

Diluted earnings (loss) per share	$(0.27)		$0.46	$0.44	$0.39	$0.49	$0.60	$0.38	$0.28

(*) For the fourth quarter 2008, the Company reported a net loss of $1,600 or $0.27 per diluted share compared to net income of $3,100 or $0.49 per diluted share earned in the fourth quarter 2007. The Company’s fourth quarter performance reflects significantly higher provision for loan losses and non-cash impairment charges related to trust preferred securities. These results are largely reflective of continued deterioration of general economic conditions and the extraordinary volatility in the securities markets experienced in the fourth quarter 2008.

Note 25. Subsequent Event (Unaudited)

In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Among other things, the EESA establishes a $700 billion Troubled Asset Relief Program (“TARP”). Under the TARP, the United States Department of the Treasury (“Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced several initiatives under the TARP intended to help stabilize the banking industry, including a voluntary Capital Purchase Program (“CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury may purchase up to $250 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock.

On December 4, 2008, the Treasury notified the Company that it had received preliminary approval to participate in the CPP. Pursuant to the receipt of preliminary approval and execution of the related agreements, on January 9, 2009, the Company received $32,668 from the sale of preferred shares to the Treasury as part of the CPP.

100.

Centrue Financial Corporation Notes To Consolidated Financial Statements (In Thousands, Except Share Data)

Note 25. Subsequent Event (Unaudited) (Continued)

In exchange for the $32,668, the Company issued to the Treasury a total of 32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C, at an initial fixed dividend rate of 5% with a $1,000 per share liquidation preference and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share. Both the preferred shares and the warrants are accounted for as components of the Company’s regulatory Tier 1 capital.

The net proceeds were temporarily invested in government sponsored mortgage-backed securities pending future deployment.

Responsive to the environment at the time, on February 24, 2009, the Company’s Board of Directors announced a reduction in its quarterly common stock dividend from $0.14 per share to $0.7 per share. Since the Company elected to participate in the CPP, its ability to increase quarterly common stock dividends above $0.14 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

101.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath, LLP appears on page 55.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

102.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company’s 2009 Proxy Statement under the caption “Election of Directors”, on page 10 of the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance,” on page 27 under the caption “Audit Committee Financial Expert” and on page 6 under the caption “Code of Ethics” is incorporated herein by reference. The Company’s executive officers are identified under the caption “Executive Officers” contained in Part I of this report.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Walter E. Breipohl, Randall E. Ganim and Scott C. Sullivan.

Item 11.	Executive Compensation

The information beginning on page 6 under the caption “Compensation of Directors”, pages 11 through 25 of the 2009 Proxy Statement under the caption “Compensation Discussion and Analysis,” page 11 under the caption “Executive & Compensation Committee Interlocks,” and “Report of Executive & Compensation Committee” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information on pages 8 through 10 of the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

The following table summarizes information about our equity compensations plans by type as of December 31, 2008.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	630,369	$18.7060	209,000
Equity compensation plan not approved by stockholders (2)	5,150	$16.0625	—
Total	635,519	$18.6845	209,000

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

103.

(2)

Includes shares issued under the 1999 Non-qualified Stock Option Plan, The Company authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and vested in three years. The options have an exercise period of ten years from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information on page 25 of the 2009 Proxy Statement under the caption “Transactions with Management” and on page 2 under the caption “Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information on page 25 of the 2009 Proxy Statement under the caption “Accountant Fees” is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to Financial Statements

The index to Financial Statements is contained in Item 8, appearing on page 49 of this Form 10-K.

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

104.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Thomas A. Daiber

Thomas A. Daiber
President and Principal Executive Officer

By:	/s/ Kurt R. Stevenson

Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009

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

Centrue Financial Corporation

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K

Exhibits

3.1(i)	Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

3.1 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2009].

3.2	Bylaws of the Company [incorporated by reference from Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007].

4.1

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of the Company [incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K filed on January 14, 2009].

4.4	Specimen Common Stock Certificate [incorporated by reference from Exhibit 4.3 to Annual Report on Form 10-K for this year ended December 31, 2006].

4.5	Warrant for 508,320 shares of Common Stock issued to U. S. Treasury [incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on January 14, 2009].

10.1

Registration Agreement dated August 6, 1996, between the Company and each of Wayne W. Whalen and Dennis J. McDonnell [incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.2	Loan Agreement between the Company and Bank of America dated March 31, 2008 [incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2008].

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

10.5	Centrue Financial Corporation Amended and Restated 2003 Stock Option Plan [incorporated by reference from Centrue’s 2007 Proxy Statement].

10.6	Form of Stock Option Agreements [incorporated by reference from Exhibit 10.2 and 10.3 to Form 10-Q for the Quarter Ended March 31, 2007]

10.7	Thomas A. Daiber Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-1 to Exhibit 2.1)].

10.8	Kurt R. Stevenson Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-3 to Exhibit 2.1)]

10.9	Amendment to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on November 17, 2006].

10.10	Donald M. Davis Employment Agreement [incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007].

10.11	Roger D. Dotson Employment Agreement [incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.12	Steven E. Flahaven Employment Agreement [incorporated by reference from Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.13	Heather M. Hammitt Employment Agreement [incorporated by reference from Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.14	Kenneth A. Jones Employment Agreement [incorporated by reference from Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.15	Diane F. Leto Employment Agreement [incorporated by reference from Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.16	Michael A. O’Gorman Employment Agreement [incorporated by reference from Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.17	Ricky R. Parks Employment Agreement [incorporated by reference from Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.18	Everett J. Solon Employment Agreement [incorporated by reference from Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.19	Non-employee Directors’ Deferred Compensation Plan [filed herewith].

10.20	Kankakee Bancorp, Inc. 1992 Stock Option Plan [incorporated by reference from Schedule 14A for the 1993 Annual Meeting of Stockholders of former Centrue Financial Corporation (Filer No. 001-15025)].

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

10.24	Indenture dated April 19, 2007 between the Company and Wilmington Trust Company [filed herewith].

10.25	Executive Deferred Compensation Plan [filed herewith].

10.26	Amendment #1 to Thomas A. Daiber Employment Agreement [incorporated by reference from Exhibit 10.1 to Current Report on 8-K filed on January 5, 2009].

10.27	Amendment #1 to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 10.2 to Current Report on 8-K filed on January 5, 2009].

10.28	Amendment #1 to Donald M. Davis Employment Agreement [incorporated by reference from Exhibit 10.3 to Current Report on 8-K filed on January 5, 2009].

10.29	2008 Amendment to Employment Agreement (Steven E. Flahaven) [incorporated by reference from Exhibit 10.4 to Current Report on 8-K filed on January 5, 2009].

10.30	2008 Amendment to Employment Agreement (Heather H. Hammitt) [incorporated by reference from Exhibit 10.5 to Current Report on 8-K filed on January 5, 2009].

10.31	2008 Amendment to Employment Agreement (Kenneth A. Jones) [incorporated by reference from Exhibit 10.6 to Current Report on 8-K filed on January 5, 2009].

10.32	2008 Amendment to Employment Agreement (Diane F. Leto) [incorporated by reference from Exhibit 10.7 to Current Report on 8-K filed on January 5, 2009].

10.33	2008 Amendment to Employment Agreement (Roger D. Dotson) [incorporated by reference from Exhibit 10.8 to Current Report on 8-K filed on January 5, 2009].

10.34	2008 Amendment to Employment Agreement (Everett J. Solon) [incorporated by reference from Exhibit 10.9 to Current Report on 8-K filed on January 5, 2009].

10.35	2008 Amendment to Employment Agreement (Ricky R. Parks) [incorporated by reference from Exhibit 10.10 to Current Report on 8-K filed on January 5, 2009].

14.1	Code of Ethics [filed herewith].

21.1	Subsidiaries of Centrue Financial Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Thomas A. Daiber, the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt R. Stevenson, the Company’s Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

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