Form 10-Q
period 2009-03-31
CENTRUE FINANCIAL CORP
filed 2009-05-11
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Number: 0-28846

Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

7700 Bonhomme Avenue, St. Louis, Missouri 63105
(Address of principal executive offices including zip code)

(314) 505-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 08, 2009

Common Stock, Par Value $1.00	6,025,491

Centrue Financial Corporation
Form 10-Q Index
March 31, 2009

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008 (In Thousands, Except Share and Per Share Data)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$43,081	$35,014
Securities available-for-sale	222,272	241,851
Restricted securities	10,711	10,711
Loans	985,464	1,004,390
Allowance for loan losses	(16,010)	(15,018)

Net loans	969,454	989,372
Cash value of life insurance	28,173	27,917
Mortgage servicing rights	2,902	2,890
Premises and equipment, net	31,615	32,376
Goodwill	24,331	24,494
Intangible assets, net	8,675	9,088
Other real estate	12,772	12,723
Other assets	16,377	15,445

Total assets	$1,370,363	$1,401,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$113,703	$118,745
Interest-bearing	954,750	930,475

Total deposits	1,068,453	1,049,220
Federal funds purchased and securities sold under agreements to repurchase	22,695	46,306
Federal Home Loan Bank advances	90,277	140,285
Notes payable	10,961	19,826
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	10,442	9,448

Total liabilities	1,223,716	1,285,973

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32,668)	29,571	—
Common stock, $1 par value, 15,000,000 shares authorized;7,453,555 shares issued at March 31, 2009 and December 31, 2008	7,454	7,454
Surplus	74,658	71,488
Retained earnings	62,704	62,476
Accumulated other comprehensive income (loss)	(5,820)	(3,590)

	169,067	138,328
Treasury stock, at cost 1,425,064 shares at March 31, 2009 and December 31, 2008	(22,420)	(22,420)

Total stockholders’ equity	146,647	115,908

Total liabilities and stockholders’ equity	$1,370,363	$1,401,881

See Accompanying Notes to Unaudited Financial Statements

1.

CENTRUE FINANCIAL CORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three Months Ended March 31, 2009 and 2008 (In Thousands, Except Per Share Data)

	Three Months Ended March 31,

	2009	2008

Interest income
Loans	$14,189	$17,295
Securities
Taxable	2,505	2,474
Exempt from federal income taxes	317	358
Federal funds sold and other	11	55

Total interest income	17,022	20,182

Interest expense
Deposits	5,606	8,340
Federal funds purchased and securities sold under agreements to repurchase	39	333
Advances from the Federal Home Loan Bank	543	1,172
Series B Mandatory Redeemable	4	12
Subordinated debentures	290	384
Notes payable	162	238

Total interest expense	6,644	10,479

Net interest income	10,378	9,703
Provision for loan losses	2,235	766

Net interest income after
Provision for loan losses	8,143	8,937

Noninterest income
Service charges	1,457	1,636
Mortgage banking income	698	446
Bank owned life insurance	256	252
Securities gains	14	848
Total other-than-temporary impairment losses	(2,611)	—
Portion of loss recognized in other comprehensive income (before taxes)	1,403	—

Net impairment loss recognized in earnings	(1,208)	—
Gain on sale of OREO	7	96
Gain on sale of other assets	93	482
Other income	726	1,178

	2,043	4,938
Noninterest expenses
Salaries and employee benefits	4,126	4,829
Occupancy, net	865	1,038
Furniture and equipment	560	782
Marketing	183	236
Supplies and printing	119	131
Telephone	193	241
Data Processing	370	303
Amortization of intangible assets	413	909
Other expenses	2,048	1,847

	8,877	10,316

See Accompanying Notes to Unaudited Financial Statements

2.

CENTRUE FINANCIAL CORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Three Months Ended March 31, 2009 and 2008 (In Thousands, Except Per Share Data)

	Three Months Ended March 31,

	2009	2008

Income before income taxes	1,309	3,559
Income taxes	244	1,114

Net income	$1,065	$2,445

Preferred stock dividends	415	52

Net income for common stockholders	$650	$2,393

Basic earnings per common share	$0.11	$0.40

Diluted earnings per common share	$0.11	$0.39

Total comprehensive income:
Net income	$1,065	$2,445
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(1,815)	—
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	(3,020)	(703)
Reclassification adjustment:
Net impairment loss recognized in earnings	1,208	—
(Gains) recognized in earnings	(14)	(848)

Net unrealized gains	(3,641)	(1,551)
Tax expense	(1,411)	(601)

Other comprehensive income (loss)	(2,230)	(950)
Total comprehensive income (loss)	$(1,165)	$1,495

See Accompanying Notes to Unaudited Financial Statements

3.

CENTRUE FINANCIAL CORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2009 and 2008 (In Thousands)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities
Net Income	$1,065	$2,445
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	593	875
Amortization of intangible assets	413	909
Amortization of mortgage servicing rights, net	263	143
Amortization of bond premiums, net	141	55
Share based compensation	73	29
Provision for loan losses	2,235	766
Provision for deferred income taxes	1,127	—
Earnings on bank-owned life insurance	(256)	(252)
Other than temporary impairment, securities	1,208	—
Securities losses (gains), net	(14)	(848)
(Gain) loss on sale of OREO	(7)	(76)
(Gain) loss on sale of other assets	(93)	—
(Gain) loss on sale of loans	(747)	(358)
(Gain) on sale of branches	—	(482)
Loss related to sale of Wealth Management	163	—
Proceeds from sales of loans held for sale	41,130	34,812
Origination of loans held for sale	(40,108)	(38,733)
Change in assets and liabilities (Increase) decrease in other assets	(2,442)	197
Increase (decrease) in other liabilities	2,358	(652)

Net cash provided by operating activities	7,102	(1,170)

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities and paydowns	17,199	92,046
Purchases	(2,529)	(61,300)
Net decrease (increase) in loans	17,280	(69,983)
(Purchase) disposal of premises and equipment	168	(318)
Proceeds from sale of OREO	67	2,287
Sale of Branches, net of premium received	—	(7,746)

Net cash provided by (used in) investing activities	32,185	(45,014)

Cash flows from financing activities
Net increase (decrease) in deposits	19,233	38,713
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(23,611)	4,229
Repayment of advances from the Federal Home Loan Bank	(212,008)	(145,207)
Proceeds from advances from the Federal Home Loan Bank	162,000	139,000
Payments on notes payable	(8,865)	(21)
Proceeds from notes payable	—	10,250
Dividends on common stock	(422)	(789)
Dividends on preferred stock	(215)	(52)
Proceeds from exercise of stock options	—	214
Net proceeds from preferred stock issued	32,668	—
Purchase of treasury stock	—	(1,175)

Net cash provided by (used in) financing activities	(31,220)	45,162

Net increase (decrease) in cash and cash equivalents	8,067	(1,022)

Cash and cash equivalents
Beginning of period	35,014	51,628

End of period	$43,081	$50,606

Supplemental disclosures of cash flow information
Cash payments for Interest	$6,284	$11,246
Income taxes	—	—
Transfers from loans to other real estate owned	128	492

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 1. Summary of Significant Accounting Policies

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. Brokerage, asset management, and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary, Centrue Bank (the “Bank”), are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. Assets held in an agency or fiduciary capacity are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three months ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. All financial information is in thousands (000s), except shares and per share data.

Note 2. Earnings Per Share

Basic earnings per share for the three months ended March 31, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

5.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 2. Earnings Per Share (continued)

	Three Months Ended March 31,

	2009	2008

Basic Earnings Per Common Share
Net income for common shareholders	$650	$2,393
Weighted average common shares outstanding	6,028	6,052

Basic earnings per common share	$0.11	$0.40

Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,028	6,052
Add: dilutive effect of assumed exercised stock options	—	37
Add: dilutive effect of assumed exercised common stock warrants	—	—

Weighted average common and dilutive potential shares outstanding	6,028	6,089

Diluted earnings per common share	$0.11	$0.39

There were approximately 711,369 and 340,800 options and 508,320 and 0 warrants outstanding for the three months ended March 31, 2009 and 2008, respectively that were not included in the computation of diluted earnings per share. These options and warrants were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

Note 3. Securities

The primary strategic objective related to the Company’s $232,983 investment securities portfolio is to assist with liquidity and interest rate risk management. Of the Company’s securities, $222,272 are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

U.S. government agencies	$10,598	$320	$—	$10,278
States and political subdivisions	37,803	1,137	(60)	36,726
U.S. government agency residential mortgage-back securities	139,534	2,156	(185)	137,563
Collateralized residential mortgage obligations	18,801	117	(1,167)	19,851
Equity securities	1,765	—	(70)	1,835
Collateralized debt obligations	12,371	—	(11,652)	24,023
Corporate	1,400	—	(96)	1,496

	$222,272	$3,730	$(13,230)	$231,772

6.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 3. Securities (continued)

	December 31, 2008

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

U.S. government agencies	$16,995	$482	$—	$16,513
States and political subdivisions	38,202	530	(194)	37,866
U.S. government agency residential mortgage-back securities	143,378	1,148	(887)	143,117
Collateralized residential mortgage obligations	20,004	53	(1,453)	21,404
Equity securities	1,496	—	(75)	1,571
Collateralized debt obligations	19,848	—	(5,400)	25,248
Corporate	1,928	7	(70)	1,991

	$241,851	$2,220	$(8,079)	$247,710

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended March 31,

	2009	2008

Proceeds from calls	$8,551	$83,897
Proceeds from sales	—	—
Realized gains	14	848
Realized losses	—	—
Net impairment loss recognized in earnings	(1,208)	—

The tax benefit (provision) related to these net realized gains and losses were $5 and $329.

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total

March 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	2,644	(60)	—	—	2,644	(60)
U.S. government agency residential mortgage-backed securities	13,422	(100)	9,511	(85)	22,933	(185)
Collateralized residential mortgage obligations	521	(3)	13,441	(1,164)	13,962	(1,167)
Equities	—	—	165	(70)	165	(70)
Collateralized debt obligations	—	—	12,371	(11,652)	12,371	(11,652)
Corporate	1,400	(96)	—	—	1,400	(96)

Total temporarily impaired	$17,987	$(259)	$35,488	$(12,971)	$53,475	$(13,230)

7.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 3. Securities (continued)

	Less than 12 Months		12 Months or More		Total

December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	7,284	(194)	—	—	7,284	(194)
U.S. government agency residential mortgage-backed securities	59,742	(796)	3,245	(91)	62,987	(887)
Collateralized residential mortgage obligations	16,385	(1,453)	—	—	16,385	(1,453)
Equities	—	—	1,496	(75)	1,496	(75)
Collateralized debt obligations	7,579	(2,524)	12,269	(2,876)	19,848	(5,400)
Corporate	1,423	(70)	—	—	1,423	(70)

Total temporarily impaired	$92,413	$(5,037)	$17,010	$(3,042)	$109,423	$(8,079)

The fair values of securities classified as available-for-sale at March 31, 2009, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value

Due in one year or less	$3,409
Due after one year through five years	32,938
Due after five years through ten years	7,418
Due after ten years	17,007
U.S. government agency residential mortgage-backed securities	139,534
Collateralized residential mortgage obligations	18,801
Equity and corporate securities	3,165

$222,272

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009		December 31, 2008

	$	%	$	%

Commercial	$146,932	14.9%	$152,807	15.2%
Agricultural	13,342	1.4	16,914	1.7
Real estate:
Commercial mortgages	454,061	45.9	460,920	45.9
Construction	174,543	17.7	164,820	16.4
Agricultural	16,277	1.7	17,339	1.7
1-4 family mortgages	174,967	17.8	185,666	18.5
Installment	4,853	0.5	5,267	0.5
Other	489	0.1	657	0.1

Total loans	985,464	100.0%	1,004,390	100.0%

Allowance for loan losses	(16,010)		(15,018)

Loans, net	$969,454		$989,372

8.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 4. Loans (continued)

The following table presents data on impaired loans:

	March 31,	December 31,
	2009	2008

Impaired loans for which an allowance has been provided	$38,711	$36,754
Impaired loans for which no allowance has been provided	1,125	1,880

Total loans determined to be impaired	$39,836	$38,634

Allowance for loan loss for impaired loans included in the allowance for loan losses	$9,190	$8,357

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

The Company has loans held for sale of $1,868 and $2,143 as of March 31, 2009 and December 31, 2008 respectively.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are summarized below:

	Three Months Ended March 31,

	2009	2008

Beginning balance	$15,018	$10,755
Charge-offs	(1,309)	(398)
Recoveries	66	98
Provision for loan losses	2,235	766

Ending balance	$16,010	$11,221

Period end total loans	$985,464	$1,016,097

Average loans	$1,000,409	$999,042

Ratio of net charge-offs to average loans	0.12%	0.03%
Ratio of provision for loan losses to average loans	0.22	0.08
Ratio of allowance for loan losses to period end total loans	1.62	1.10
Ratio of allowance for loan losses to total nonperforming loans	103.47	276.52
Ratio of allowance for loan losses to average loans	1.60	1.12

Note 5. Share Based Compensation

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company’s common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options have an exercise period of ten years from the date of grant. There are 9,250 shares available for grant under this plan.

9.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 5. Share Based Compensation (continued)

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company’s common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of ten years from the date of grant. There are 113,500 shares remaining for grants under this plan.

The Company awarded 5,000 restricted common stock awards in November, 2006 that were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the date of the award and are contingent upon continuous service by the recipient through the vesting date.

A summary of the status of the option plans as of March 31, 2009, and changes during the period ended on those dates is presented below:

	March 31, 2009

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	635,519	$18.68
Granted	95,500	9.54
Exercised	—	—
Forfeited	(19,650)	12.33

Outstanding at end of period	711,369	$17.63	5.1 years	$—

Vested or expected to vest	699,881	$17.69	4.9 years	$—

Options exercisable at period end	456,069	$18.96	4.4 years	$—

Options outstanding at March 31, 2009 and December 31, 2008 were as follows:

			Outstanding		Exercisable

Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Number	Weighted- Average Exercise Price

March 31, 2009:

$5.65	-	$13.00	127,881	5.5 years	32,381	$11.75
13.88	-	18.63	243,688	4.8 years	173,288	16.59
19.03	-	23.31	339,800	5.1 years	250,400	21.53

			711,369	5.1 years	456,069	$18.96

December 31, 2008:

$9.65	-	$13.00	46,381	1.6 years	46,381	11.60
13.88	-	18.63	249,338	4.6 years	161,338	16.43
19.03	-	23.31	339,800	5.1 years	247,800	21.55

			635,519	4.6 years	455,519	$18.72

10.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 5. Share Based Compensation (continued)

Information related to the stock option plan during the quarter ended March 31, 2009 and 2008 was as follows:

	March 31,	March 31,
	2009	2008

Intrinsic value of options exercised	$—	$37
Cash received from option exercises	—	214
Tax benefit realized from option exercises	—	—

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $68 and $24 for the three months ended March 31, 2009 and 2008. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $5 and $5 for the three months ended March 31, 2009 and 2008.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately). The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the period, there were 95,500 options granted.

	March 31, 2009	December 31, 2008	March 31, 2008

Fair value	$1.79	$3.36 - 3.69	$3.36
Risk-free interest rate	1.53%	2.75% - 2.95%	2.75%
Expected option life (years)	6	6	6
Expected stock price volatility	68.84%	23.91% - 24.07%	24.07%
Dividend yield	7.57%	2.79 - 2.95%	2.95%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2009 and beyond is estimated as follows:

Amount

April, 2009 – December, 2009	$161
2010	215
2011	200
2012	104
2013	39
2014	—

Total	$719

Note 6. Contingent Liabilities and Other Matters

Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company’s consolidated financial condition.

Note 7. Segment Information

The Company utilizes an internal reporting and planning process that focuses on lines of business (“LOB”). The reportable segments are determined by the products and services offered, primarily distinguished between retail, commercial, treasury, and other operations. Loans and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; and holding company services generate revenue in the other operations segment. The “net allocations” line represents the allocation of the costs that are overhead being spread to the specific segments.

11.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 7. Segment Information (continued)

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies as forth in Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows:

	Three Months Ended

	March 31, 2009

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$2,522	$7,156	$1,487	$(787)	$10,378
Other revenue	2,595	278	(1,194)	364	2,043
Other expense	3,173	597	53	4,047	7,870
Noncash items
Depreciation	329	1	—	263	593
Provision for loan losses	175	2,060	—	—	2,235
Other intangibles	414	—	—	—	414
Net allocations	1,743	2,574	416	(4,733)	—
Income tax expense	(237)	644	(163)	—	244
Segment profit (loss)	$(480)	$1,558	$(13)	$—	$1,065

Goodwill	$11,927	$12,404	$—	$—	$24,331
Segment assets	$247,303	$793,624	$256,262	$73,174	$1,370,363

	Three Months Ended

	March 31, 2008

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$3,256	$5,911	$602	$(66)	$9,703
Other revenue	3,076	287	848	727	4,938
Other expense	3,344	1,101	218	3,869	8,532
Noncash items
Depreciation	431	2	—	442	875
Provision for loan losses	—	766	—	—	766
Other intangibles	507	—	—	402	909
Net allocations	941	2,440	671	(4,052)	—
Income tax expense	355	584	175	—	1,114
Segment profit (loss)	$754	$1,305	$386	$—	$2,445

Goodwill	$11,927	$12,404	$—	$770	$25,101
Segment assets	$300,540	$798,856	$185,825	$102,631	$1,387,852

Note 8. Borrowed Funds and Debt Obligations

On March 31, 2008, the Company entered into a loan agreement with Bank of America (BofA) consisting of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February, 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20,250 in borrowings. The first credit facility consists of a $10,000 secured revolving line of credit which has a maturity date of June 30, 2009. As of March 31, 2009 there is no balance on this line of credit while at December 31, 2008 it had a balance of $8,865. The second credit facility consists of a $250 secured term facility, which will mature in March 31, 2015. The balance on this facility was $250 as of March 31, 2009 and December 31, 2008. The third credit facility consists of $10,000 in subordinated debt, which also matures in March 31, 2015. The balance on this facility was $10,000 as of March 31, 2009 and December 31, 2008. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. The interest rate on the revolving credit facility is three month LIBOR plus 250 basis points with

12.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 8. Borrowed Funds and Debt Obligations (continued)

a floor of 5.00%. Repayment of each of the three credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The revolving and term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The loan agreement contains customary covenants, including but not limited to, Centrue Bank’s maintenance of its status as well-capitalized, Centrue Bank’s minimum return on average assets on an annual basis of 0.50%, Centrue Bank’s maximum nonperforming assets to primary capital below 20%, and Centrue Bank’s minimum loan loss reserves to total loans of 1.00%. The Company submitted to BofA its covenant certification as required that it was in compliance with all of the debt covenants with the exception of the covenant related to the return of assets percentage which requires a ROA of 0.50% at the Bank level. The ROA at the Bank level was 0.46% for the period ending March 31, 2009. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of either the revolving credit facility or the subordinated debt credit facility. As of March 31, 2009, the outstanding balance on these lines is $10,250. Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing on October 24, 2012 for a prior acquisition. The balance as of March 31, 2009 and December 31, 2008 was $711.

Note 9. Fair Value

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDOs. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. A cash flow model was developed that replicates the assumptions of each instrument. Each bank in the tranche was analyzed so that additional defaults and deferrals could be factored into the cash flow model. Three scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals. The cash flow for each tranche was updated for each scenario. A discount rate of 425 BP over LIBOR was applied to arrive at the net present value of the cash flows. The results of the three net present value calculations were weighted and one overall value was developed to value the instrument. Additionally an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for March 31, 2009. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

13.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

At March 31, 2009, nine collateralized debt obligations have unrealized losses with aggregate depreciation of 48.4% from the Company’s cost basis. These unrealized losses have existed for the past six months and relate principally to the banking sector. Although two of the instruments have shown stress as a result of the weakened economy, the rating agencies still have them rated at investment grade. However, the rating agencies have downgraded the remaining seven instruments below investment grade. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a specified time frame. The Company performed an FAS 115 analysis at March 31, 2009 for each of the nine CDOs. These were individually evaluated for other-than-temporary-impairment (“OTTI”). The combined OTTI for the group was $12,860. Of all the instruments, PreTSL VIII had a break in yield such that not all of the contractual principal and interest payments would be received. Further analysis was conducted to determine whether this instrument experienced credit loss. This instrument had total OTTI of $2,611, of which $1,208 was related to credit loss based on the Company’s analysis of future cash flows. The $1,208 credit loss was recognized in earnings through the income statement and the remaining $1,403 was included in other comprehensive income. On the instrument that had a break in yield identified as of December 31, 2008, there was no additional other-than-temporary impairment recorded for the quarter ended March 31, 2009.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$222,272	$—	$209,901	$12,371

		Fair Value measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and Liabilities on a recurring basis
Assets:
Available-for-sale securities	$241,851	$—	$222,003	$19,848

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

14.

Centrue Financial Corporation Notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

Available for Sale Securities

Beginning balance, January 1, 2009	$19,848
Total gains or losses (realized/unrealized) included in earnings
Interest income on securities	—
Security impairment	(1,208)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(6,269)

Ending Balance, March 31, 2009	$12,371

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$29,521	$—	$29,521	$—

		Fair Value measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$28,397	$—	$28,397	$—

Impaired and restructured loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $39,836 with a valuation allowance of $9,190, resulting in an additional provision for loan losses of $833 for the period.

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

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2009 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$43,081	$43,081	$35,014	$35,014
Securities	222,272	222,272	241,851	241,851
Restricted Securities	10,711	N/A	10,711	N/A
Net Loans	969,454	967,882	989,372	994,010
Accrued interest receivable	5,143	5,143	5,547	5,547
Financial liabilities
Deposits	1,068,453	1,074,852	1,049,220	1,050,795
Federal funds purchased and securities sold under agreements to repurchase	22,695	22,695	46,306	46,306
Federal Home Loan Bank Advances	90,277	91,250	140,285	141,430
Notes payable	10,961	10,349	19,826	18,921
Subordinated debentures	20,620	19,252	20,620	18,031
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,590	4,590	4,230	4,230

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of the trained work force, customer goodwill, and similar items.

Note 10. Participation in the Treasury Capital Purchase Program

On January 9, 2009, the Company completed the sale of $32,668 in preferred shares to the U.S. Department of the Treasury as part of the government’s Capital Purchase Program. In exchange for the aggregate consideration of $32,668, the Company issued 32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share. Management is accreting the discount on the preferred stock over a five year life using an effective yield.

The preferred securities issued by Centrue pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. Centrue may, at its option, redeem the preferred securities at their liquidation preference plus accrued and unpaid dividends at any time. Both the preferred securities and the warrant will be accounted for as components of regulatory Tier 1 capital. The securities purchase agreement, between the Company and the Treasury, limits the payment of dividends on the Common Stock to a quarterly cash dividend of $0.14 per share, limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain executive compensation limitations.

Note 11. Recent Accounting Developments

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which is intended to improve financial reporting for derivative instruments and hedging activities. Additional disclosures will be required that require disclosure of the fair values of derivative instruments and their gains and losses in tabular format. It also requires disclosure of derivatives

16.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 11. Recent Accounting Developments (continued)

features that are credit risk-related. These changes will enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It was effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. The impact of this statement did not have a material effect on the Company’s consolidated financial statements.

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings. This amendment allows for changes which include using reasonable judgment of the probability that the holder will be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At March 31, 2009, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the three months ended March 31, 2009, the Company recognized a $1,208 non-cash impairment charge to write down one of our collateralized debt obligations due to other-than-temporary impairment, which was credit related. Please see Note 9 of the Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The adoption of this FSP did not have a significant impact to the Company’s financial statements.

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 11. Recent Accounting Developments (continued)

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP for the three months ended March 31, 2009, and the fair value disclosures are included in this Form 10-Q.

In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The Company has adopted this FSP for the quarter ending March 31, 2009. There was no material impact to earnings per share. Please refer to Note 2. Earnings Per Share.

18.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

Centrue Financial Corporation (the “Company”) is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of products and services to individual and corporate customers extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. Brokerage, asset management, and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary Centrue Bank (the “Bank”) are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The following discussion provides an analysis of the Company’s results of operations and financial condition for the three months ended March 31, 2009 as compared to the same period in 2008. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. All financial information is in thousands (000s), except shares and per share data.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s 2008 Annual Report on Form 10-K.

          Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

          Securities:Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses when the Company is unable to retain their

19.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

position in the instrument allowing it to recover. If the Company is able to retain it until recovery, the credit component is recognized through the income statement. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDOs. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. The following information is incorporated into the pricing model utilized in determining individual security valuations:

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such valuation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. For additional discussion on securities, see Notes 3 and 9 of “Notes to Consolidated Financial Statements” of this Form 10-Q.

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

20.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

General

First Quarter 2009 Highlights:

•

Pre-tax earnings for the quarter, excluding provision for loan loss, non-cash impairment charges on trust preferred securities, and gains on sale of other assets, improved over first quarter 2008 due to stronger net interest margin and lower operating expenses.

•	First quarter 2009 results were adversely impacted by a $2,235 provision for loan loss and a $1,208 non-cash impairment charge for a trust preferred security.

•	Excluding the $1,208 impairment charge for trust preferred securities, the Company would have recorded net income of $1,806 or $0.23 per share.

•	The net interest margin was 3.42%, increasing 9 basis points from 3.33% recorded in the fourth quarter 2008 and 17 basis points from 3.25% recorded in the first quarter 2008.

•	Nonperforming loans increased to 1.57% of total loans as compared to 1.03% at December 31, 2008 and 0.40% at March 31, 2008.

•	Allowance for loan loss increased to 1.62% of total loans as compared to 1.50% at December 31, 2008 and 1.10% at March 31, 2008.

•	Capital ratios remain strong. Tier 1 risk-based capital ratio was 11.88%, total risk-based capital ratio was 13.99%, and tangible common equity to tangible assets was 6.45%.

•

On January 9, 2009, the Company closed on the sale of $32,668 of preferred stock to the U.S. Department of the Treasury under the Capital Purchase Program (“CPP”). During the first quarter, $363 of preferred stock dividends were accrued in connection with the CPP, which reduced earnings per share by $0.06.

Results of Operations

          Net Income

Net Income for the first quarter ended March 31, 2009 equaled $1,065 or $0.11 per diluted share. Comparatively, net income was $2,445 or $0.39 per diluted share for the first quarter of 2008. The Company’s first quarter performance reflects increased provision for loan losses and a non-cash impairment charge related to a trust preferred security. These actions were largely reflective of continued deterioration of general economic conditions and extraordinary volatility in the securities markets.

Return on average assets was 0.31% for the first quarter of 2009 compared to 0.71% for the same period in 2008. Return on average stockholders’ equity was 2.93% for the first quarter of 2009 compared to 8.24% for the same period 2008.

          Net Interest Income/ Margin

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as “rate change.” The following table details each category of average amounts outstanding for interest-earning assets and interest-bearing liabilities, average rate earned on all interest-earning assets, average rate paid on all interest-bearing liabilities and the net yield on average interest-earning assets. In addition, the table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.

21.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

The net interest margin, on a tax equivalent basis, increased 17 basis points to 3.42% as compared to the same period in 2008 and also increased 9 basis points from the fourth quarter 2008. The increase is a result of our total funding rates decreasing faster than total earning assets. Specifically, average earning assets declined 110 basis points while the cost of funds declined 132 basis points. Due largely to continued competition in pricing loans and deposits, the protracted economic downturn, and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2009.

Fully tax equivalent net interest income for the three months ended March 31, 2009 increased 6.2% to $10,586 as compared $9,968 for the same period in 2008. The increase of net interest income was due to a $20,471 increase in average-earning assets and improvement in the net interest margin related to a decrease in the cost of funds and deployment of U.S. Treasury Department’s Capital Purchase Program (CPP) funds.

22.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended March 31,

	2009			2008

		Interest Income/ Expense			Interest Income/ Expense		Change Due To:
	Average Balance		Average Rate	Average Balance		Average Rate
							Volume	Rate	Net

ASSETS

Interest-earning assets
Interest-earning deposits	$2,562	$2	0.41%	$2,977	$7	0.92%	$(1)	$(4)	$(5)
Securities
Taxable	217,497	2,498	4.66	191,235	2,453	5.16	287	(242)	45
Non-taxable	35,887	496	5.61	39,380	575	5.88	(54)	(25)	(79)

Total securities (tax equivalent)	253,384	2,994	4.79	230,615	3,028	5.28	233	(267)	(34)

Federal funds sold	—	—	0.00	4,200	37	3.54	(18)	(19)	(37)

Loans
Commercial	168,983	2,323	5.57	220,667	3,742	6.82	(805)	(614)	(1,419)
Real estate	824,916	11,779	5.79	765,476	13,449	7.07	838	(2,508)	(1,670)
Installment and other	6,001	132	8.96	11,440	184	6.48	(84)	32	(52)

Gross loans (tax equivalent)	999,900	14,234	5.77	997,583	17,375	7.01	(51)	(3,090)	(3,141)

Total interest-earnings assets	1,255,846	17,230	5.56	1,235,375	20,447	6.66	163	(3,380)	(3,217)

Noninterest-earning assets
Cash and cash equivalents	29,559			33,429
Premises and equipment, net	32,009			35,422
Other assets	71,133			72,259

Total nonearning assets	132,701			141,110

Total assets	$1,388,547			$1,376,485

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	102,491	186	0.74	112,010	403	1.45	(37)	(180)	(217)
Money market accounts	146,006	712	1.98	156,238	1,320	3.40	(96)	(512)	(608)
Savings deposits	86,994	57	0.27	89,413	142	0.64	(6)	(79)	(85)
Time deposits	595,754	4,650	3.17	565,086	6,475	4.61	61	(1,886)	(1,825)
Federal funds purchased and repurchase agreements	28,251	39	0.56	50,214	333	2.66	(110)	(184)	(294)
Advances from FHLB	123,181	543	1.79	120,635	1,172	3.91	9	(638)	(629)
Notes payable	36,171	457	5.12	36,179	634	7.05	(8)	(169)	(177)

Total interest-bearing liabilities	1,118,848	6,644	2.41	1,129,775	10,479	3.73	(187)	(3,648)	(3,835)

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,469			115,947
Other liabilities	10,095			11,345

Total noninterest-bearing liabilities	122,564			127,292

Stockholders’ equity	147,135			119,418

Total liabilities and stockholders’ equity	$1,388,547			$1,376,485

Net interest income (tax equivalent)		$10,586			$9,968		$350	$268	$618

Net interest income (tax equivalent) to total earning assets			3.42%			3.25%

Interest-bearing liabilities to earning assets	89.09%			91.45%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.

(4)	Loan fees are included in the specific loan category.

23.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Credit quality performance in the first quarter was generally consistent with management’s expectations, reflecting the negative impact of the continued economic weakness across our markets. These economic factors influenced the performance of net charge-offs and non-accrual loans, as well as an expected commensurate increase in the provision that increased our allowance for loan losses.

Due largely to the deterioration of general economic conditions, the ongoing implementation of action plans on previously identified relationships, and the identification of several additional deteriorating relationships, the Company recorded a $2,235 provision for loan losses versus a $766 provision in the same quarter of 2008.

The following factors have impacted 2009 provision levels:

•	increase in nonperforming loans;

•	increase in action list loans since year-end;

•	increase in level of past due loans;

•	continued deterioration of general economic conditions.

Net charge-offs for the first quarter 2009 were $1,243 or 0.12% of average loans as compared to $1,668 or 0.17% reported in the fourth quarter 2008 and $300 in net charge-offs or 0.03% reported in the first quarter 2008.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential real estate exposure. While virtually all of these relationships are performing, the economic outlook for this industry will likely remain extremely challenging throughout 2009. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

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

24.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,

	2009	2008

Service charges	$1,457	$1,636
Mortgage banking income	698	446
Bank owned life insurance	256	252
Securities gains, net	14	848
Net impairment loss recognized in earnings	(1,208)	—
Gain on sale of OREO	7	96
Gain on sale of other assets	93	482
Other income	726	1,178

Total noninterest income	$2,043	$4,938

Noninterest income decreased $2,895 during the first quarter 2009 to $2,043 as compared to $4,938 for the same period in 2008. Excluding $1,094 of OTTI impairment losses and miscellaneous gains in 2009 and $1,426 of net securities gains and gains on the sale of other assets in 2008, noninterest income decreased $375 or 10.7% during the first quarter of 2009 as compared to the same period in 2008. This decrease largely stems from reduced consumer spending and the impact of that on overdraft fees. Further, trust and brokerage fees declined resulting from the impact of selling most of the wealth management product lines in late 2008 and the remainder in the first quarter of 2009. These decreases were partially offset by an increase in revenue from the mortgage business as refinancing activity increased due to the favorable interest rate environment.

          Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended March 31,

	2009	2008

Salaries and employee benefits	$4,126	$4,829
Occupancy, net	865	1,038
Furniture and equipment	560	782
Marketing	183	236
Supplies and printing	119	131
Telephone	193	241
Data processing	370	303
Amortization of intangible assets	413	909
Other expenses	2,048	1,847

Total noninterest expense	$8,877	$10,316

Noninterest expense decreased $1,439 to $8,877 for the three months ended March 31, 2009 as compared to $10,316 for the same period in 2008. Excluding nonrecurring expenses of $70 in 2009 and $1,013 (which consisted of write-down of goodwill, write-off of trust preferred deferred costs, non-routine maintenance and write-down of fixed assets) in 2008, noninterest expense levels decreased $496 or 5.3%. The decrease was reported across most categories and was predominantly due to the realization of cost savings initiatives and the impact of selling four branches during 2008. These strategic actions led to reductions in the number of full-time equivalent employees, occupancy, telephone, and data line expenses. These reductions were partially offset by a $215 increase in FDIC insurance premiums.

25.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

          Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,

	2009	2008

Income before income taxes	$1,309	$3,559
Applicable income taxes	244	1,114
Effective tax rates	18.6%	31.3%

The Company recorded an income tax expense of $244 and $1,114 for the three months ended March 31, 2009 and 2008, respectively. Effective tax rates equaled 18.6% and 31.3% respectively, for such periods.

The Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The decreased effective tax rate compared to prior year was related to overall taxable income compared to tax-exempt income. The effective tax rate declines as the taxable income decreases due to the higher proportion of tax-exempt items offsetting taxable income. The lower taxable income in 2009 was caused by the non-cash impairment charge related to a trust preferred security as well as higher provision for loan loss recorded in 2009.

Earnings Review by Business Segment

The Company’s internal reporting and planning process focuses on three primary lines of business: Retail, Commercial and Treasury. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

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

          Retail Segment.The Retail Segment (“Retail”) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include direct lending, checking, savings, money market, CD accounts, safe deposit rental, ATMs and other traditional and electronic banking services.

26.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

Retail generated a loss of $480 or 45.1% of total Segment net income in the first quarter of 2009 as compared to a profit of $754 or 30.8% during the same period in 2008. Retail assets were $247,303 at March 31, 2009, $255,028 at December 31, 2008 and $300,540 as of March 31, 2008. This represented 18.1%, 18.2% and 21.7% of total consolidated assets, respectively.

During the period, net income decreased due to lower interest income on retail loans, fee income and exchange income. Net interest income was also affected by the lower interest rate environment and higher provision expense during the period. Excluding the gain on sale of branches of $458, noninterest income declined slightly in 2009 as consumer spending has declined impacting the fee environment. Due to the first quarter 2009 favorable interest rate environment for residential mortgages, mortgage lending has increased mostly offsetting much of the declines. Lower noninterest expenses offset some of the revenue declines as payroll, fixed asset expense, intangible expenses, and marketing were lower.

          Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial showed a profit of $1,558 or 146.3% of total Segment income in the first quarter of 2009 as compared to $1,305 or 53.4% during the same period in 2008. Commercial assets were $793,624 at March 31, 2009, $803,069 at December 31, 2008 and $798,856 as of March 31, 2008. This represented 57.9%, 57.3% and 57.6% of total consolidated assets, respectively.

During the period net income increased due to a stronger margin as the lower cost of funding loans reduced interest costs and the rate floors instituted on variable rate loans increased interest income. Additionally, net income was further aided by decreased salary expense. Finally, these positive variances were partially offset by higher provision expenses of $2,060 compared to $766 in 2008.

          Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio and acquiring wholesale funding for loan activity. Additionally, this area is responsible for assisting in the management of liquidity and interest rate risk. Treasury generated a loss of $13 or (1.2%) of total segment net income in the first quarter of 2009 and a profit of $386 or 15.8% during the same period in 2008. Treasury assets were $256,262 at March 31, 2009, $277,597 at December 31, 2008 and $185,825 at March 31, 2008. This represented 18.7%, 19.8% and 13.4% of total consolidated assets, respectively.

During the period noninterest income declined due to impairment charges related to the securities portfolio. This negative variance was slightly offset by improved interest income due to higher average balances in the investment portfolio and reduced operating expenses.

Financial Condition

     General

Following are highlights of the March 31, 2009 balance sheet when compared to December 31, 2008:

          Securities. The primary strategic objective of the Company’s securities portfolio is to assist with liquidity and interest rate risk management. In managing the security portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or any Fannie Mae or Freddie Mac equities.

27.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

Securities at March 31, 2009 totaled $232,983 as compared to $252,562 recorded at December 31, 2008. This represents a decrease of $19,579 or 7.8%. At quarter-end, the Company held nine pooled trust preferred securities involving three hundred issuers with a total book value of $24,023 and fair value of $12,371. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

Management elected early adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. As a consequence, the Company recorded a $1,208 pre-tax non-cash impairment charge based upon management’s determination that a trust preferred security with an aggregate cost before impairment of $5,000 was other than temporarily impaired. This charge is largely a result of deteriorating cash flows within one of these pools and illiquidity and credit concerns within the financial markets. With adoption of the new accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

Management has determined that the remaining $20,231 of trust-preferred securities is deemed to be only temporarily impaired at quarter-end. An unrealized loss of approximately $7,138 associated with all trust preferred securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

          Loans. Outstanding loans totaled $985,464 at March 31, 2009 which compared to $1,004,390 at December 31, 2008, representing a decrease of $18,926 or 1.9% as commercial lending requests slowed during the quarter. The loan reduction for the first quarter was largely due to payoff activity in the Kankakee and Streator markets and was slightly offset by the growth generated in the St. Louis market. We continued to make new loans available in our communities as evidenced by our origination of $46,000 in residential mortgages in the quarter. The Company has no direct exposure to subprime mortgages.

          Deposit. Total deposits equaled $1,068,453 at March 31, 2009 compared to $1,049,220 recorded at December 31, 2008 representing an increase of $19,233 or 1.8%. The majority of the increase was concentrated in higher costing time deposits, representing a shift from lower costing non-maturing deposits. The improvement was generated primarily through in-market time deposits as brokered time deposits remained relatively unchanged from year-end 2008. Non-interest bearing deposits were 10.6% of total deposits at March 31, 2009 as compared to 11.3% recorded at December 31, 2008.

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

28.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

	2009	2008

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,

Nonaccrual loans	$15,398	$10,318	$12,487	$19,808	$4,057
Trouble Debt Restructurings	75	—	—	—	—
Loans 90 days past due and still accruing interest	—	—	—	—	—

Total nonperforming loans	15,473	10,318	12,487	19,808	4,057

Other real estate owned	12,772	12,723	12,445	4,317	1,153

Total nonperforming assets	$28,245	$23,041	$24,932	$24,125	$5,210

Nonperforming loans to total end of period loans	1.57%	1.03%	1.28%	1.97%	0.44%
Nonperforming assets to total end of period loans	2.87%	2.29%	2.56%	2.40%	0.57%
Nonperforming assets to total end of period assets	2.06%	1.64%	1.87%	1.76%	0.38%

The level of nonperforming loans at March 31, 2009 increased 50.0% to $15,473 compared to $10,318 that existed at December 31, 2008. As part of an ongoing review of the commercial real estate loan portfolio, four additional large credits with material deterioration in their financial condition were identified in the first quarter 2009. Action plans were implemented resulting in $7,700 being classified as watch list assets.

The increase in nonperforming loans was concentrated in our commercial real estate portfolio with borrowers dependent on the housing industry. The level of nonperforming loans to total end of period loans was 1.57% at March 31, 2009, as compared to 1.03% at December 31, 2008. The reserve coverage ratio (allowance to nonperforming loans) was reported at 103.47% as of March 31, 2009 as compared to 145.55% as of December 31, 2008.

     Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrower’s projects in current economic environment. Currently, management has identified $25,717 of loans that are currently performing but due to economic conditions facing these borrowers, were classified by management as impaired. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $9,052 at March 31, 2009 as compared to $9,181 at December 31, 2008. Included in this amount is a purchased participation for $7,234. Early in 2009, it came to our attention that the lead bank was reevaluating the relationship’s credit quality rating and status. At March 31, 2009 this loan was performing. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

          Allowance for Loan Losses

At March 31, 2009, the allowance for loan losses was $16,010 or 1.62% of total loans as compared to $15,018 or 1.50% of total loans at December 31, 2008. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio by analyzing the following:

•	ultimate collectibility of the loans in its portfolio;

•	incorporating feedback provided by internal loan staff;

•	the independent loan review function;

•	results of examinations performed by regulatory agencies.

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

30.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential real estate exposure. While virtually all of these relationships are performing, the economic outlook for this industry will likely remain extremely challenging throughout 2009. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $8,067 from December 31, 2008 to March 31, 2009.

During the first three months of 2009, the Company experienced net cash inflows of $32,185 in investing activities due to maturities and calls on securities along with a reduction in loans and $7,102 in operating activities. In contrast, net cash outflows of $31,220 were used in financing activities largely due to the repayment on borrowed debt.

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2009.

	Payments Due by Period

	Within 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Contractual Obligations

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	165	2,356	2,190	6,000	10,711
Certificates of deposit	434,880	174,125	7,836	144	616,985
Operating leases	291	610	613	306	1,820
Severance payments	38	—	—	—	38
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	32,215	53,000	62	5,000	90,277

Total contractual cash obligations	$467,589	$230,359	$10,701	$32,320	$740,969

	Amount of Commitment Expiration Per Period

	Within 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Off-Balance Sheet Financial Instruments

Lines of credit	$208,038	$19,326	$1,425	$22,385	$251,174
Standby letters of credit	6,926	2,448	—	2,771	12,145

Total contractual cash obligations	$214,964	$21,774	$1,425	$25,156	$263,319

Capital Resources

          Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at March 31, 2009 was $146,647, an increase of $30,739 or 26.52%, from December 31, 2008. The change in stockholders’ equity was largely the result of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (the “CPP” program) in the first quarter 2009 offset by a decrease in accumulated other comprehensive income related to the unrealized loss on the securities portfolio. Average quarterly equity as a percentage of average quarterly assets was 10.60% at March 31, 2009, compared to 8.82% at December 31, 2008. Book value per common share equaled $18.82 at March 31, 2009 compared to $19.14 at December 31, 2008.

          Stock Repurchase

The Company did not repurchase shares of stock during the first quarter ended March 31, 2009. The 2006 repurchase program approved on November 13, 2006 expired on January 24, 2009. Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

32.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

          Capital Measurements

As discussed in Note 8, the Company’s current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 11.9% and 14.0%, respectively, at March 31, 2009. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company’s capital ratios:

		December 31,		Minimum Capital Ratios	Well Capitalized Ratios
	Mar 31, 2009
		2008	2007

Tier 1 risk-based capital	$139,128	$105,581	$101,831
Tier 2 risk-based capital	24,653	23,237	10,755

Total capital	$163,781	$128,818	$112,586

Risk-weighted assets	$1,170,891	$1,057,188	$1,102,602

Capital ratios:
Tier 1 risk-based capital	11.9%	10.0%	9.2%	4.0%	6.0%
Total risk-based capital	14.0%	12.2%	10.2%	8.0%	10.0%
Leverage ratio	10.3%	8.1%	7.7%	4.0%	5.0%

Recent Accounting Developments

See Note 11 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could effect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	fluctuations in the value of the Company’s investment securities;

•	the Company’s ability to ultimately collect on any downgraded loan relationships;

•	the Company’s ability to respond and adapt to economic conditions in our geographic market;

•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;

•	volatility of rate sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the ability to successfully acquire low cost deposits or funding;

•	the ability to successfully execute strategies to increase noninterest income;

•	the ability to successfully grow non-commercial real estate loans;

•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;

•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;

•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business.

34.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative disclosures About Market Risk
(In Thousands, Except Share and Per Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2009 and December 31, 2008, respectively:

	Change in Net Interest Income Over One Year Horizon

	March 31, 2009		December 31, 2008

	Change		Change

	$	%	$	%

+200 bp	$(2,111)	(5.16%)	$728	2.08%
+100 bp	(1,448)	(3.54)	295	0.84
+ 50 bp	(665)	(1.65)	166	0.47

Base	—	—	—	—

- 50 bp	1,074	2.63	(179)	(0.51)

As shown above, the Company’s model at March 31, 2009, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $2,111 or 5.16%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $1,074 or 2.63%.

For the Company’s credit agreements with its commercial customers, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in the past 90 to 120 days to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. Management has begun positioning the balance sheet to take advantage of the lower rates over the longer term as we began extending out our funding over the three and five year terms and thereby mitigate the impact on the margin of the limited income benefit of moderately rising rates. We continue to take advantage of the lower funding costs in reaction to FOMC rate reductions.

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

35.

Centrue Financial Corporation
Item 4. Controls And Procedures
(In Thousands, Except Share and Per Share Data)

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

36.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 1A. Risk Factors

The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On January 9, 2009, the Company completed the sale of $32.7 million of preferred stock and a warrant to purchase common stock to the United States Department of the Treasury (the “U.S. Treasury”) under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Company issued and sold (1) 32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series C, liquidation preference of $1,000 per share (the “Series C Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share, or an aggregate purchase price of $4.9 million in cash. The issuance of the Series C Preferred Shares and the Warrant was exempt from registration as a transaction by an issuer not involving any public offering under Section 4(c) of the Securities Act of 1933. The proceeds of the issuance will be used to meet the credit needs of the communities served by the Company and to support the Company’s continued growth.

(c)	The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/09 – 01/31/09	—	$—	—	395,078

02/01/09 – 02/28/09	—	$—	—	—

03/01/09 – 03/31/09	—	$—	—	—

Total (1)	—	$—	—	—

(1) The Company repurchased no shares during the quarter ended March 31, 2009. The 2006 repurchase program approved on November 13, 2006 expired on January 24, 2009.

Item 3. Defaults Upon Senior Securities

          None.

37.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

38.

Item 6. Exhibits

          Exhibits:

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference from Form 8-K filed on January 14, 2009)

3.2	Certificate of Designations for the Series C Preferred Stock (incorporated by reference from Form 8-K filed on January 14, 2009)

4.1	Warrant to purchase up to 508,320 shares of Common Stock issued January 9, 2009 (incorporated by reference from Form 8-K filed on January 14, 2009)

10.1

Letter Agreement dated January 9, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on January 14, 2009)

10.2	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on January 14, 2009)

10.3	Form of Omnibus Amendment Agreement (incorporated by reference from Form 8-K filed on January 14, 2009)

31.1	Certification of Thomas A. Daiber, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2(1)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Senior Executive Vice President and Principal Financial and Accounting Officer.

(1)

This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: May 08, 2009	By:	/s/ Thomas A. Daiber

Thomas A. Daiber
President and Principal Executive Officer

Date: May 08, 2009	By:	/s/ Kurt R. Stevenson

Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

40.