Form 10-Q
period 2009-06-30
CENTRUE FINANCIAL CORP
filed 2009-08-10
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 10, 2009

Common Stock, Par Value $1.00	6,043,176

Centrue Financial Corporation
Form 10-Q Index
June 30, 2009

Centrue Financial Corporation
Part I Financial information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
June 30, 2009 and December 31, 2008 (In Thousands, Except Share and Per Share Data)

	June 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$37,638	$35,014
Securities available-for-sale	215,094	241,851
Restricted securities	10,711	10,711
Loans	953,894	1,004,390
Allowance for loan losses	(26,894)	(15,018)

Net loans	927,000	989,372
Cash value of life insurance	28,432	27,917
Mortgage servicing rights	2,943	2,890
Premises and equipment, net	31,035	32,376
Goodwill	15,880	24,494
Intangible assets, net	8,281	9,088
Other real estate	13,582	12,723
Other assets	22,933	15,445

Total assets	$1,313,529	$1,401,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$116,089	$118,745
Interest-bearing	918,027	930,475

Total deposits	1,034,116	1,049,220
Federal funds purchased and securities sold under agreements to repurchase	29,620	46,306
Federal Home Loan Bank advances	76,270	140,285
Notes payable	10,880	19,826
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	10,388	9,448

Total liabilities	1,182,162	1,285,973

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32,668)	29,881	—
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at June 30, 2009 and December 31, 2008	7,454	7,454
Surplus	74,660	71,488
Retained earnings	45,655	62,476
Accumulated other comprehensive income (loss)	(4,587)	(3,590)

	153,563	138,328

Treasury stock, at cost 1,410,379 shares at June 30, 2009 and 1,425,064 shares at December 31, 2008	(22,196)	(22,420)

Total stockholders’ equity	131,367	115,908

Total liabilities and stockholders’ equity	$1,313,529	$1,401,881

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (loss)
Three and Six Months Ended June 30, 2009 and 2008
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Interest income
Loans	$13,573	$15,974	$27,762	$33,268
Securities
Taxable	2,151	2,106	4,656	4,581
Exempt from federal income taxes	308	355	625	713
Federal funds sold and other	16	25	27	80

Total interest income	16,048	18,460	33,070	38,642

Interest expense
Deposits	5,332	7,026	10,938	15,366
Federal funds purchased and securities sold under agreements to repurchase	33	153	72	486
Federal Home Loan Bank advances	570	776	1,113	1,948
Series B mandatory redeemable preferred stock	4	13	8	25
Subordinated debentures	274	250	564	634
Notes payable	119	238	281	476

Total interest expense	6,332	8,456	12,976	18,935

Net interest income	9,716	10,004	20,094	19,707
Provision for loan losses	13,064	866	15,299	1,632

Net interest income (loss) after Provision for loan losses	(3,348)	9,138	4,795	18,075

Noninterest income
Service charges	1,599	1,875	3,056	3,511
Mortgage banking income	811	389	1,509	835
Bank owned life insurance	259	254	515	506
Securities gains	232	—	246	848
Total other-than-temporary impairment losses	(10,082)	—	(11,290)	—
Portion of loss recognized in other comprehensive income (before taxes)	5,373	—	5,373	—

Net impairment on securities	(4,709)	—	(5,917)	—
Gain on sale of OREO	29	142	36	238
Gain on sale of other assets	15	629	108	1,111
Other income	823	1,003	1,549	2,181

	(941)	4,292	1,102	9,230

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation Unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (loss) Three and Six Months Ended June 30, 2009 and 2008 (In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Noninterest expenses
Salaries and employee benefits	4,322	4,493	8,448	9,322
Occupancy, net	905	919	1,770	1,957
Furniture and equipment	564	624	1,124	1,406
Marketing	205	315	388	551
Supplies and printing	117	99	236	230
Telephone	297	201	490	442
Data processing	392	231	762	534
FDIC insurance	1,094	45	1,339	75
Goodwill impairment	8,451	297	8,451	694
Amortization of intangible assets	394	478	807	990
Other expenses	1,524	1,519	3,327	3,336

	18,265	9,221	27,142	19,537

Income (loss) before income taxes	$(22,554)	$4,209	$(21,245)	$7,768
Income taxes	(6,339)	1,504	(6,095)	2,618

Net income (loss)	$(16,215)	$2,705	$(15,150)	$5,150

Preferred stock dividends	460	52	875	104

Net income (loss) for common stockholders	$(16,675)	$2,653	$(16,025)	$5,046

Basic earnings (loss) per common share	$(2.77)	$0.44	$(2.66)	$0.84

Diluted earnings (loss) per common share	$(2.77)	$0.44	$(2.66)	$0.83

Total comprehensive income (loss):
Net income (loss)	$(16,215)	$2,705	$(15,150)	$5,150
Change in unrealized gains (losses) on available for sale securities for which a portion of an other- than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(3,120)	—	(6,738)	—

Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	655	(5,428)	(562)	(6,131)
Reclassification adjustment:
Net impairment loss recognized in earnings	4,709	—	5,917	—
(Gains) recognized in earnings	(232)	—	(246)	(848)

Net unrealized gains (loss)	2,012	(5,428)	(1,629)	(6,979)
Tax expense (benefit)	779	(2,103)	(632)	(2,704)

Other comprehensive income (loss)	1,233	(3,325)	(997)	(4,275)
Total comprehensive income (loss)	$(14,982)	$(620)	$(16,147)	$875

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008 (In Thousands)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities
Net Income (Loss)	$(15,150)	$5,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,363	1,493
Goodwill impairment	8,451	694
Amortization of intangible assets	807	990
Amortization of mortgage servicing rights, net	570	284
Amortization of bond premiums, net	293	244
Share based compensation	211	265
Provision for loan losses	15,299	1,632
Provision for deferred income taxes	2,546	1,333
Earnings on bank-owned life insurance	(515)	(506)
Other than temporary impairment, securities	5,917	—
Securities losses (gains), net	(246)	(848)
(Gain) loss on sale of OREO	(36)	(238)
(Gain) loss on sale of other assets	(108)	—
(Gain) loss on sale of loans	(1,509)	(835)
(Gain) on sale of branches	—	(1,111)
Loss related to sale of Wealth Management	163	—
Proceeds from sales of loans held for sale	93,325	70,658
Origination of loans held for sale	(91,935)	(74,786)
Change in assets and liabilities
(Increase) decrease in other assets	(10,553)	(3,733)
Increase (decrease) in other liabilities	1,485	1,617

Net cash provided by operating activities	10,378	2,303
Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, paydowns, and sales	44,253	103,761
Purchases	(24,895)	(75,160)
Net decrease (increase) in loans	46,053	(79,033)
(Purchase) disposal of premises and equipment	(22)	(402)
Proceeds from sale of OREO	297	3,215
Sale of Branches, net of premium received	—	(19,498)

Net cash provided by (used in) investing activities	65,686	(67,117)
Cash flows from financing activities
Net increase (decrease) in deposits	(15,104)	29,922
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(16,686)	19,364
Repayment of advances from the Federal Home Loan Bank	(241,015)	(294,315)
Proceeds from advances from the Federal Home Loan Bank	177,000	301,000
Payments on notes payable	(8,946)	(2,119)
Proceeds from notes payable	—	10,250
Dividends on common stock	(482)	(1,633)
Dividends on preferred stock	(875)	(104)
Proceeds from exercise of stock options	—	233
Net proceeds from preferred stock issued	32,668	—
Purchase of treasury stock	—	(1,174)

Net cash provided by (used in) financing activities	(73,440)	61,424

Net increase (decrease) in cash and cash equivalents	2,624	(3,390)

Cash and cash equivalents
Beginning of period	35,014	51,628

End of period	$37,638	$48,238

Supplemental disclosures of cash flow information
Cash payments for
Interest	$13,145	$20,506
Income taxes	1,028	2,270
Transfers from loans to other real estate owned	1,139	4,497

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. All financial information is in thousands (000s), except shares and per share data.

Note 2. Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

5.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 2. Earnings Per Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Basic Earnings Per Common Share
Net income (loss) for common shareholders	$(16,675)	$2,653	$(16,025)	$5,046
Weighted average common shares outstanding	6,027	6,027	6,028	6,039

Basic earnings (loss) per common share	$(2.77)	$0.44	$(2.66)	$0.84

Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,027	6,027	6,028	6,039
Add: dilutive effect of assumed exercised stock options	1	22	—	30
Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—

Weighted average common and dilutive potential shares outstanding	6,028	6,049	6,028	6,069

Diluted earnings (loss) per common share	$(2.77)	$0.44	$(2.66)	$0.83

There were approximately 674,669 and 406,300 options and 508,320 and 0 warrants outstanding at June 30, 2009 and 2008, respectively that were not included in the computation of diluted earnings per share. These options and warrants were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

Note 3. Available for Sale Securities

The primary strategic objective related to the Company’s $215,094 investment securities portfolio is to assist with liquidity and interest rate risk management. These securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

U.S. government agencies	$4,304	$255	$—	$4,049
States and political subdivisions	37,467	780	(219)	36,906
U.S. government agency residential mortgage-backed securities	142,486	2,451	(194)	140,229
Collateralized residential mortgage obligations	17,771	97	(841)	18,515
Equity securities	1,826	17	(51)	1,860
Collateralized debt obligations	9,747	—	(9,778)	19,525
Corporate	1,493	9	(13)	1,497

	$215,094	$3,609	$(11,096)	$222,581

6.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 3. Available for Sale Securities (continued)

	December 31, 2008

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

U.S. government agencies	$16,995	$482	$—	$16,513
States and political subdivisions	38,202	530	(194)	37,866
U.S. government agency residential mortgage-backed securities	143,378	1,148	(887)	143,117
Collateralized residential mortgage obligations	20,004	53	(1,453)	21,404
Equity securities	1,496	—	(75)	1,571
Collateralized debt obligations	19,848	—	(5,400)	25,248
Corporate	1,928	7	(70)	1,991

	$241,851	$2,220	$(8,079)	$247,710

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Proceeds from calls	$7,695	$—	$16,045	$83,897
Proceeds from sales	8,347	—	8,347	—
Realized gains	232	—	246	848
Realized losses	—	—	—	—
Net impairment loss recognized in earnings	(4,709)	—	(5,917)	—
Tax benefit (provision) related to to net realized gains and losses	89	—	94	329

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

June 30, 2009	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	6,190	(154)	732	(65)	6,922	(219)
U.S. government agency residential mortgage-backed securities	22,119	(179)	3,246	(15)	25,365	(194)
Collateralized residential mortgage obligations	497	(6)	12,897	(835)	13,394	(841)
Equities	—	—	43	(51)	43	(51)
Collateralized debt obligations	—	—	9,747	(9,778)	9,747	(9,778)
Corporate	—	—	485	(13)	485	(13)

Total temporarily impaired	$28,806	$(339)	$27,150	$(10,757)	$55,956	$(11,096)

7.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 3. Available for Sale Securities (continued)

December 31, 2008	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	7,284	(194)	—	—	7,284	(194)
U.S. government agency residential mortgage-backed securities	59,742	(796)	3,245	(91)	62,987	(887)
Collateralized residential mortgage obligations	16,385	(1,453)	—	—	16,385	(1,453)
Equities	—	—	1,496	(75)	1,496	(75)
Collateralized debt obligations	7,579	(2,524)	12,269	(2,876)	19,848	(5,400)
Corporate	1,423	(70)	—	—	1,423	(70)

Total temporarily impaired	$92,413	$(5,037)	$17,010	$(3,042)	$109,423	$(8,079)

The fair values of securities classified as available-for-sale at June 30, 2009, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value

Due in one year or less	$4,145
Due after one year through five years	24,004
Due after five years through ten years	7,536
Due after ten years	15,833
U.S. government agency residential mortgage-backed securities	142,486
Collateralized residential mortgage obligations	17,771
Equity and corporate securities	3,319

$215,094

The following table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Beginning balance, April 1, 2009	$3,943
Amounts related to credit loss for which
An other-than-temporary impairment was not previously recognized	2,923
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,786

Ending balance, June 30, 2009	$8,652

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

8.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009		December 31, 2008

	$	%	$	%

Commercial	$129,944	13.6%	$152,807	15.2%
Agricultural	14,195	1.5	16,914	1.7
Real estate:
Commercial mortgages	450,543	47.2	460,920	45.9
Construction	168,101	17.6	164,820	16.4
Agricultural	16,763	1.8	17,339	1.7
1-4 family mortgages	168,502	17.7	185,666	18.5
Installment	4,552	0.5	5,267	0.5
Other	1,294	0.1	657	0.1

Total loans	953,894	100.0%	1,004,390	100.0%

Allowance for loan losses	(26,894)		(15,018)

Loans, net	$927,000		$989,372

The following table presents data on impaired loans:

	June 30,	December 31,
	2009	2008

Impaired loans for which an allowance has been provided	$86,690	$36,754
Impaired loans for which no allowance has been provided	69,146	1,880

Total loans determined to be impaired	$155,836	$38,634

Allowance for loan loss for impaired loans included in the allowance for loan losses	$21,561	$8,357

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. Included in the impaired loans above is $584 of trouble debt restructurings. These consist of 8 loans which are 1 to 4 family, installment, or home equity loans.

The Company has loans held for sale of $2,262 and $2,143 as of June 30, 2009 and December 31, 2008 respectively.

9.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 4. Loans (continued)

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Beginning balance	$16,010	$11,221	$15,018	$10,755
Charge-offs	(2,490)	(622)	(3,799)	(1,020)
Recoveries	310	77	376	175
Provision for loan losses	13,064	866	15,299	1,632

Ending balance	$26,894	$11,542	$26,894	$11,542

Period end total loans	$953,894	$1,003,689	$953,894	$1,003,689

Average loans	$976,339	$1,012,878	$988,055	$1,005,960

Ratio of net charge-offs to average loans	0.22%	0.05%	0.35%	0.08%
Ratio of provision for loan losses to average loans	1.34	0.09	1.55	0.16
Ratio of allowance for loan losses to period end total loans	2.82	1.15	2.82	1.15
Ratio of allowance for loan losses to total nonperforming loans	39.70	58.27	39.70	58.27
Ratio of allowance for loan losses to average loans	2.75	1.14	2.72	1.15

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company’s common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of seven to ten years from the date of grant. There are 66,000 shares remaining for grants under this plan.

The Company awarded 5,000 restricted common stock awards in November, 2006 that were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vested at a rate of 20% of the initially awarded amount per year, beginning on the date of the award and were contingent upon continuous service by the recipient through the vesting date. As of April 3, 2009, the contingency was not fulfilled and the remaining 2,000 shares of unvested restricted stock were forfeited and returned to treasury stock.

10.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 5. Share Based Compensation (continued)

A summary of the status of the option plans as of June 30, 2009, and changes during the period ended on those dates is presented below:

	June 30, 2009

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	635,519	$18.68
Granted	143,000	8.13
Exercised	—	—
Forfeited	(58,850)	16.32

Outstanding at end of period	719,669	$16.78	4.9 years	$—

Vested or expected to vest	710,768	$16.83	4.8 years	$—

Options exercisable at period end	521,869	$17.79	4.5 years	$—

Options outstanding at June 30, 2009 and December 31, 2008 were as follows:

			Outstanding		Exercisable

Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Number	Weighted- Average Exercise Price

June 30, 2009:

$5.24	-	$13.00	170,381	5.7 years	77,381	$7.96
13.88	-	18.63	239,488	4.5 years	173,088	16.60
19.03	-	23.31	309,800	4.9 years	271,400	21.35

			719,669	4.9 years	521,869	$17.79

December 31, 2008:

$11.25	-	$11.75	46,381	1.6 years	46,381	11.60
14.25	-	18.63	249,338	4.6 years	161,338	16.43
19.03	-	23.31	339,800	5.1 years	247,800	21.55

			635,519	4.6 years	455,519	$18.72

11.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 5. Share Based Compensation (continued)

Information related to the stock option plan during the quarter ended June 30, 2009 and 2008 was as follows:

	June 30, 2009	June 30, 2008

Intrinsic value of options exercised	$—	$6
Cash received from option exercises	—	233
Tax benefit realized from option exercises	—	—

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $155 and $232 for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, it was $223 and $256. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $(17) and $4 for the three months ended June 30, 2009 and 2008. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $(12) and $9 for the six months ended June 30, 2009 and 2008. For the three and six month periods ended June 30, 2009, the negative amounts reflect the adjustment of previously recognized expense due to the forfeiture of the remainder of this restricted stock.

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

	June 30, 2009	December 31, 2008	June 30, 2008

Fair value	$1.79-3.70	$3.36 - 3.69	$3.69
Risk-free interest rate	1.53% - 2.01%	2.75% - 2.95%	2.95%
Expected option life (years)	6	6	6
Expected stock price volatility	68.84 – 116.39%	23.91% - 24.07%	23.91%
Dividend yield	5.71 - 7.31%	2.79 - 2.95%	2.79%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2009 and beyond is estimated as follows:

Amount

July, 2009 – December, 2009	$74
2010	149
2011	145
2012	96
2013	39
2014	1

Total	$504

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

Information reported internally for performance assessment follows:

	Three Months Ended

	June 30, 2009

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$2,435	$6,829	$1,261	$(809)	$9,716
Other revenue	2,841	258	(4,478)	438	(941)
Other expense	3,006	581	53	13,462	17,102
Noncash items
Depreciation	509	3	—	257	769
Provision for loan losses	250	12,814	—	—	13,064
Other intangibles	394	—	—	—	394
Net allocations	5,909	6,266	1,915	(14,090)	—
Income tax benefit	(1,140)	(4,037)	(1,162)	—	(6,339)

Segment profit (loss)	$(3,652)	$(8,540)	$(4,023)	$—	$(16,215)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$240,256	$758,065	$254,554	$60,654	$1,313,529

	Three Months Ended

	June 30, 2008

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$3,593	$7,538	$363	$(1,490)	$10,004
Other revenue	3,357	347	—	588	4,292
Other expense	2,972	654	(108)	4,457	7,975
Noncash items
Depreciation	563	1	—	204	768
Provision for loan losses	—	866	—	—	866
Other intangibles	478	—	—	—	478
Net allocations	2,936	2,298	329	(5,563)	—
Income tax expense (benefit)	34	1,500	(30)	—	1,504

Segment profit (loss)	$(33)	$2,566	$172	$—	$2,705

Goodwill	$11,927	$12,404	$—	$473	$24,804
Segment assets	$294,634	$785,542	$216,047	$77,325	$1,373,548

13.

Centrue Financial Corporation notes to Unaudited Consolidated Financial Statements (In Thousands, Except Share and Per Share Data)

Note 7. Segment Information (continued)

	Six Months Ended

	June 30, 2009

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$4,957	$13,985	$2,748	$(1,596)	$20,094
Other revenue	5,436	536	(5,672)	802	1,102
Other expense	6,180	1,178	106	17,508	24,972
Noncash items
Depreciation	838	4	—	521	1,363
Provision for loan losses	425	14,874	—	—	15,299
Other intangibles	807	—	—	—	807
Net allocations	7,652	8,840	2,331	(18,823)	—
Income tax benefit	(1,377)	(3,393)	(1,325)	—	(6,095)

Segment profit (loss)	$(4,132)	$(6,982)	$(4,036)	$—	$(15,150)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$240,256	$758,065	$254,554	$60,654	$1,313,529

	Six Months Ended

	June 30, 2008

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$6,849	$13,449	$965	$(1,556)	$19,707
Other revenue	6,433	634	848	1,315	9,230
Other expense	6,311	1,755	110	8,878	17,054
Noncash items
Depreciation	994	3	—	496	1,493
Provision for loan losses	—	1,632	—	—	1,632
Other intangibles	990	—	—	—	990
Net allocations	3,877	4,738	1,000	(9,615)	—
Income tax expense	389	2,084	145	—	2,618

Segment profit (loss)	$721	$3,871	$558	$—	$5,150

Goodwill	$11,927	$12,404	$—	$473	$24,804
Segment assets	$294,634	$785,542	$216,047	$77,325	$1,373,548

Note 8. Borrowed Funds and Debt Obligations

On March 31, 2008, the Company entered into a loan agreement with Bank of America (BofA) consisting of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February, 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20,250 in borrowings. The first credit facility consists of a $10,000 secured revolving line of credit which matured on June 30, 2009. The secured revolving line of credit was not renewed by BofA at maturity. When it matured on June 30, 2009, there was no balance on this line of credit while at December 31, 2008 it had a balance of $8,865. The second credit facility consists of a $250 secured term facility, which will mature on March 31, 2015. The balance on this facility was $250 as of June 30, 2009 and December 31, 2008. The third credit facility consists of $10,000 in subordinated debt, which also matures on March 31, 2015. The balance on this facility was $10,000 as of June 30, 2009 and December 31, 2008. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

14.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 8. Borrowed Funds and Debt Obligations (continued)

The loan agreement contains customary covenants, including but not limited to, Centrue Bank’s maintenance of its status as well-capitalized, Centrue Bank’s minimum return on average assets on an annual basis of 0.50%, Centrue Bank’s maximum nonperforming assets to primary capital below 20%, and Centrue Bank’s minimum loan loss reserves to total loans of 1.00%. The Company submitted to BofA its covenant certification as required that it was in compliance with all of the debt covenants with the exception of the covenant related to the return of assets percentage which requires a ROA of 0.50% at the Bank level and the nonperforming asset ratio which requires the ratio to be 20% or below at the Bank level. The ROA at the Bank level was (0.52%) for the period ending June 30, 2009. The nonperforming asset ratio is 49.68%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of either the revolving credit facility or the subordinated debt credit facility. As of June 30, 2009, the outstanding balance on these lines is $10,250. Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing on October 24, 2012 for a prior acquisition. The balance as of June 30, 2009 was $630 and December 31, 2008 was $711.

Note 9. Fair Value

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

          Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

          Level 2 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

          Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3.

The assets included in Level 3 are trust preferred collateralized debt obligations (“CDOs”). These securities were historically priced using Level 2 inputs. However, in 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, the Company uses an internal OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments.

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each bank in the tranche was analyzed so that additional defaults and deferrals could be factored into the cash flow model. Three scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals. The cash flow for each tranche was updated for each scenario. A discount rate of 450 BP over LIBOR was applied to arrive at the net present value of the cash flows. The discount rate used is approximately 105 basis points above the spread implied by the yield of BBB US Bank debt relative to 3-month LIBOR at quarter end. The results of the three net present value calculations were weighted and one overall value was developed to value the instrument.

Additionally an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for June 30, 2009. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At June 30, 2009, the Company held nine pooled trust preferred CDOs with a book value of $19,525 (after second quarter 2009 impairment). These securities were rated high quality (A3 and above) at inception, but at June 30, 2009 S&P rated these securities as B+/B-, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed a FAS 115 analysis and evaluated for other-than-temporary-impairment (“OTTI”) for each of the nine CDOs. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on three of these CDOs, with an aggregate cost basis of $12,457. Total impairment for these three CDOs totaled $8,775, of which $4,538 was related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining CDOs is deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

During further evaluation of the securities portfolio, a collateralized mortgage obligation (“CMO”) with an aggregate cost of $1,918 was identified as falling below management’s required collateral coverage of 4%. An impairment of $171 was taken on this instrument to bring the collateral coverage back to an acceptable level. This brought the total securities impairment charge for the quarter to $4,709.

The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

16.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value measurements at June 30, 2009 Using

	June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. government agencies	$4,304	$—	$4,304	$—
State and political subdivisions	37,467	—	37,467	—
U.S. government agency residential mortgage-backed securities	142,486	—	142,486	—
Collateralized residential mortgage obligations	17,771	—	16,419	1,352
Equities	1,826	—	1,826	—
Collateralized debt obligations	9,747	—	—	9,747
Corporate	1,493	—	1,493	—

Available-for-sale securities	$215,094	$—	$203,995	$11,099

		Fair Value measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. government agencies	$16,995	$—	$16,995	$—
State and political subdivisions	38,202	—	38,202	—
U.S. government agency residential mortgage-backed securities	143,378	—	143,378	—
Collateralized residential mortgage obligations	20,004	—	20,004	—
Equities	1,496	—	1,496	—
Collateralized debt obligations	19,848	—	—	19,848
Corporate	1,928	—	1,928	—

Available-for-sale securities	$241,851	$—	$222,003	$19,848

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 9. Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Available for Sale Securities

Beginning balance, January 1, 2009	$19,848
Total gains or losses (realized/unrealized) included in earnings
Transfers into Level 3	1,330
Interest income on securities	—
Security impairment	(5,917)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(4,162)

Ending Balance, June 30, 2009	$11,099

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value measurements at June 30, 2009 Using

Assets:	June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$65,129	$—	$65,129	$—
Goodwill	$15,880	$—	$—	$15,880

		Fair Value measurements at December 31, 2008 Using

Assets:	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$28,397	$—	$28,397	$—

Impaired and restructured loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $86,690 with a valuation allowance of $21,561, resulting in an additional provision for loan losses of $11,401 for the period.

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

18.

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

U.S. Generally Accepted Accounting Principles requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2008. Results for that test indicated no impairment since the fair value of the reporting unit exceeded its carrying value. Due primarily to the deterioration in the general economic environment, the resulting decline in the Company’s share price and market capitalization in the second quarter, and in conjunction with the decline in earnings and increase in nonperforming loans, the Company engaged a third party consultant to conduct a goodwill impairment test in the second quarter 2009. The impairment test, used to measure the amount of impairment loss, involves a mark-to-market or fair value analysis of the Company’s balance sheet. Results of the test indicated that the Company record a non-cash charge of $8,451 for impairment of goodwill recorded at Centrue Bank, in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

This non-cash impairment charge has no effect on liquidity, cash flows, operations, tangible book value, or regulatory capital ratios at Centrue Bank or Centrue Financial Corporation. The impairment charge represents 34.5% of the $24,494 in total goodwill (prior to impairment charge being taken) as of December 31, 2008 and the net goodwill after the impairment is now $15,880. The goodwill was primarily associated with the November 2006 merger of Centrue Financial Corporation and UnionBancorp, Inc.

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$37,638	$37,638	$35,014	$35,014
Securities	215,094	215,094	241,851	241,851
Restricted securities	10,711	N/A	10,711	N/A
Net loans	927,000	886,200	989,372	994,010
Accrued interest receivable	4,819	4,819	5,547	5,547
Financial liabilities
Deposits	1,034,116	1,038,096	1,049,220	1,050,795
Federal funds purchased and securities sold under agreements to repurchase	29,620	29,620	46,306	46,306
Federal Home Loan Bank advances	76,270	77,047	140,285	141,430
Notes payable	10,880	8,946	19,826	18,921
Subordinated debentures	20,620	14,183	20,620	18,031
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,061	4,061	4,230	4,230

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

19.

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

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Management performed its annual review of goodwill at December 31, 2008 using the comparable transaction approach and has updated that review each quarter as the stock prices in the financial services sector generally remained out of favor. Due to continued pressures created by the economy on asset quality, the Company hired a third party to conduct an in-depth step one analysis per FAS 142 “Goodwill and Other Intangible Assets”. The results of this analysis showed that the Company failed step one. The third party conducted a step two test which indicated an impairment of $8,451. However, if the economy remains stressed and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

The change in balance of goodwill during the year is as follows:

	June 30,	December 31,

	2009	2008

Beginning of period	$24,494	$25,498
Goodwill impairment due to sale of Wealth Management	(163)	(724)
Goodwill allocated to Brokerage & Asset Management sale	—	(280)
Impairment	(8,451)	—

End of period	$15,880	$24,494

In late 2008, the Company completed the sale of their asset management and brokerage product lines. Additionally, the Company entered into an agreement to sell its Trust product line to Hometown National Bank in LaSalle, Illinois. This transaction was completed during the first quarter of 2009. The goodwill impairment related to the sale of Wealth Management, Asset Management and Brokerage is the result of these transactions.

20.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 11. Goodwill and Intangible Assets (continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	June 30, 2009		December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$6,424	$14,124	$5,617
Other customer relationship intangibles	—	—	—	—
Missouri charter	581	—	581	—

Total	$14,705	$6,424	$14,705	$5,617

The core deposit intangible asset recorded in the 2006 merger with Centrue Financial Corporation was $13,035. Aggregate amortization expense was $807 and $990 for the six months ended June 30, 2009 and 2008.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2009	$730
2010	1,257
2011	1,029
2012	951
2013	951
Thereafter	2,781

Note 12. Subsequent Events

As defined in FAS 165, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through August 10, 2009, which is the date that the Company’s financial statements are being issued.

Note 13. Recent Accounting Developments

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

21.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 13. Recent Accounting Developments (continued)

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings. This amendment allows for changes which include using reasonable judgment of the probability that the holder will be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. Beginning on March 31, 2009, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the six months ended June 30, 2009, the Company recognized a $5,746 non-cash impairment charge to write down one of our collateralized debt obligations due to other-than- temporary impairment, which was credit related. Please see Note 9 of the Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

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

22.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 13. Recent Accounting Developments (continued)

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (FAS 165). Under FAS 165, the effects of events that occur subsequent to the balance-sheet date should be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. FAS 165 was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. At June 30, 2009, the Company applied this Statement and included the required disclosure in this Quarterly Report on Form 10-Q.

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

The following discussion provides an analysis of the Company’s results of operations and financial condition for the three and six months ended June 30, 2009 as compared to the same period in 2008. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. All financial information is in thousands (000s), except shares and per share data.

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

24.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

          Securities: Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses when the Company is unable to retain their position in the instrument allowing it to recover. If the Company is able to retain the instrument and allow it to recover its value, only the credit component of any identified impairment is recognized through the income statement. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDOs and one CMO. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. The following information is incorporated into the pricing model utilized in determining individual security valuations:

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

25.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

General

Second Quarter 2009 Results:

•	Capital ratios remain strong. Total risk-based capital ratio was 14.29%, tier 1 risk-based capital ratio was 12.11%, and tangible common equity to tangible assets was 5.75%.

•

Nonperforming loans increased to 7.10% of total loans as compared to 1.57% at March 31, 2009, 1.03% at December 31, 2008 and 1.97% at June 30, 2008. The allowance for loan loss increased to 2.82% of total loans as compared to 1.62% at March 31, 2009, 1.50% at December 31, 2008 and 1.15% at June 30, 2008.

•

Pre-tax operating income for the quarter, excluding goodwill impairment, provision for loan loss, non-cash impairment charges on securities, and other nonrecurring items, decreased 12.8% from second quarter 2008 due to lower net interest income and higher noninterest expenses.

•

Loans decreased $50,496, or 5.0%, from year-end 2008 and deposits decreased $15,104, or 1.4%, in the same timeframe. Liquidity improved as in-market deposits increased $37,400, or 4.0%, primarily as result of an increase in certificates of deposit and money market accounts. Wholesale funding decreased $116,473, or 54.2%, as $52,458 in maturing brokered certificates of deposit and $64,015 in FHLB advances were not replaced.

•	The net interest margin was 3.27%, decreasing 15 basis points from 3.42% recorded in the first quarter 2009 and 7 basis points from 3.34% recorded in the second quarter 2008.

•

The Company’s Board of Directors has determined it will suspend the cash dividends on common stock, defer cash dividends on preferred stocks and defer interest payments on our trust preferred subordinated debentures. Though the Company has sufficient capital and liquidity to satisfy regulatory requirements, this action will allow further preservation of already strong capital levels.

Results of Operations

          Net Income (Loss)

Net income (loss) for the second quarter ended June 30, 2009 equaled $(16,215) or $(2.77) per common diluted share as compared to $2,705 or $0.44 per common diluted share in the same period of 2008. For the six months ended June 30, 2008, net income (loss) equaled $(15,150) or $(2.66) per common diluted share as compared to $5,150 or $0.83 per common diluted share in the same period during 2008. The results for the second quarter 2009 were adversely impacted by a $13,064 provision for loan losses related to asset quality downgrades in the Company’s land development, construction and commercial real estate credits and a non-cash charge of $8,451 for impairment of goodwill in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets.” Also contributing to the loss was a $4,709 non-cash impairment charge related to securities largely reflective of continued deterioration of general economic conditions and extraordinary volatility in the securities markets. Excluding the one-time non-cash goodwill impairment charge, the second quarter 2009 net loss equaled $8,500, or $1.48 per common diluted share.

Return on average equity was (45.09)% for the second quarter 2009 as compared to 9.26% for the same period in 2008. Return on average assets was (4.82)% for the second quarter 2009 compared to 0.80% for the same period in 2008.

Return on average equity was (20.97)% for the six month period ended June 30, 2009 compared to 8.74% for the same period in 2008. Return on average assets was (2.23)% for the six month period ended June 30, 2009 compared to 0.76% for the same period in 2008.

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

Fully tax equivalent net interest income for the second quarter 2009 decreased 3.2% to $9,918 as compared to $10,251 for the same period in 2008. The decline in net interest income was due to downward pressure on the net interest margin and interest income lost due to non-accrual loans and loans charged-off.

The net interest margin, on a tax equivalent basis, was 3.27% for the second quarter, representing decreases of 15 basis points from 3.42% recorded in the first quarter of 2009 and 7 basis points from 3.34% recorded in the second quarter of 2008. Over the past four quarters, declining loan yields outpaced the decline in funding costs, reducing both net interest spread and margin compared with the second quarter 2008. Due largely to continued competition in pricing loans and deposits, the protracted economic downturn, the increase of nonaccrual loans, and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2009.

Fully tax equivalent net interest income for the six months ended June 30, 2009 totaled $20,504, representing an increase of $285 or 1.4% compared to the $20,219 earned during the same period in 2008. The increase of net interest income was driven by a decrease in the funding balances and a shift to less expensive funding as well as the decline in funding costs exceeded the decline in yields on the earning asset portfolio.

27.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended June 30,

	2009			2008

	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Change Due To:

							Volume	Rate	Net

ASSETS

Interest-earning assets
Interest-earning deposits	$2,867	$6	1.03%	$2,855	$2	0.29%	$8	$(4)	$4
Securities
Taxable	201,352	2,145	4.27	177,521	2,100	4.74	678	(633)	45
Non-taxable	35,072	483	5.50	39,142	554	5.69	(24)	(47)	(71)

Total securities (tax equivalent)	236,424	2,628	4.46	216,663	2,654	4.93	654	(680)	(26)

Federal funds sold	—	—	—	2,679	13	1.96	6	(19)	(13)

Loans
Commercial	155,949	2,255	5.80	203,604	3,121	6.17	(351)	(515)	(866)
Real estate	815,071	11,237	5.53	798,308	12,755	6.43	(583)	(935)	(1,518)
Installment and other	5,319	124	9.35	10,966	162	5.94	26	(64)	(38)

Gross loans (tax equivalent)	976,339	13,616	5.59	1,012,878	16,038	6.37	(908)	(1,514)	(2,422)

Total interest-earnings assets	1,215,630	16,250	5.36	1,235,075	18,707	6.09	(240)	(2,217)	(2,457)

Noninterest-earning assets
Cash and cash equivalents	38,613			29,373
Premises and equipment, net	31,450			34,443
Other assets	64,087			66,180

Total nonearning assets	134,150			129,996

Total assets	$1,349,780			$1,365,071

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	102,358	147	0.58	107,000	291	1.10	107	(251)	(144)
Money market accounts	151,048	561	1.49	165,208	1,107	2.69	319	(865)	(546)
Savings deposits	91,675	62	0.27	90,920	61	0.27	1	—	1
Time deposits	601,008	4,562	3.04	556,088	5,566	4.03	(238)	(767)	(1,005)
Federal funds purchased and repurchase Agreements	24,910	33	0.53	39,585	154	1.56	(124)	3	(121)
Advances from FHLB	74,900	570	3.05	111,762	777	2.80	(214)	7	(207)
Notes payable & subordinated debt	32,008	397	4.97	46,769	500	4.30	(118)	16	(102)

Total interest-bearing liabilities	1,077,907	6,332	2.36	1,117,332	8,456	3.04	(267)	(1,857)	(2,124)

Noninterest-bearing liabilities
Noninterest-bearing deposits	61,778			57,222
Other liabilities	65,859			72,986

Total noninterest-bearing liabilities	127,637			130,208

Stockholders’ equity	144,236			117,531

Total liabilities and stockholders’ equity	$1,349,780			$1,365,071

Net interest income (tax equivalent)		$9,918			$10,251		$27	$(360)	$(333)

Net interest income (tax equivalent) to total earning assets			3.27%			3.34%

Interest-bearing liabilities to earning assets	88.67%			90.47%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.

(4)	Loan fees are included in the specific loan category.

28.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands, Except Share and Per Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Six Months Ended June 30,

	2009			2008

	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Change Due To:

							Volume	Rate	Net

ASSETS

Interest-earning assets
Interest-earning deposits	$2,715	$10	0.67%	$2,916	$9	0.61%	$(1)	$2	$1
Securities
Taxable	209,380	4,646	4.47	185,096	4,553	4.95	593	(500)	93
Non-taxable	35,477	974	5.55	39,261	1,129	5.78	(104)	(51)	(155)

Total securities (tax equivalent)	244,857	5,620	4.63	224,357	5,682	5.09	489	(551)	(62)

Federal funds sold	—	—	—	3,440	50	2.93	(23)	(27)	(50)

Loans
Commercial	162,430	4,577	5.68	212,135	6,863	6.51	(1,415)	(871)	(2,286)
Real estate	819,966	23,016	5.66	781,892	26,203	6.74	990	(4,177)	(3,187)
Installment and other	5,659	257	8.72	10,867	347	6.41	(148)	58	(90)

Gross loans (tax equivalent)	988,055	27,850	6.20	1,004,894	33,413	6.69	(573)	(4,990)	(5,563)

Total interest-earnings assets	1,235,627	33,480	5.46	1,235,607	39,154	6.37	(108)	(5,566)	(5,674)

Noninterest-earning assets
Cash and cash equivalents	34,111			31,401
Premises and equipment, net	31,728			34,933
Other assets	67,591			68,837

Total nonearning assets	133,430			135,171

Total assets	$1,369,057			$1,370,778

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	102,424	333	0.66	109,505	694	1.28	(54)	(307)	(361)
Money market accounts	148,541	1,273	1.73	160,723	2,428	3.04	(211)	(944)	(1,155)
Savings deposits	89,347	119	0.27	90,167	203	0.45	(5)	(79)	(84)
Time deposits	598,395	9,213	3.10	560,587	12,042	4.32	414	(3,243)	(2,829)
Federal funds purchased and repurchase Agreements	26,571	72	0.54	44,899	486	2.18	(161)	(253)	(414)
Advances from FHLB	98,907	1,113	2.27	116,199	1,948	3.37	(287)	(548)	(835)
Notes payable & subordinated debt	34,079	853	5.05	41,474	1,134	5.11	(165)	(116)	(281)

Total interest-bearing liabilities	1,098,264	12,976	2.38	1,123,554	18,935	3.39	(469)	(5,490)	(5,959)

Noninterest-bearing liabilities
Noninterest-bearing deposits	114,568			117,706
Other liabilities	10,547			11,044

Total noninterest-bearing liabilities	125,115			128,750

Stockholders’ equity	145,678			118,474

Total liabilities and stockholders’ equity	$1,369,057			$1,370,778

Net interest income (tax equivalent)		$20,504			$20,219		$361	$(76)	$285

Net interest income (tax equivalent) to total earning assets			3.35%			3.29%

Interest-bearing liabilities to earning assets	88.88%			90.93%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.

(4)	Loan fees are included in the specific loan category.

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

As of June 30, 2009, the Company increased its allowance for loan losses to $26,894, an increase of $11,876 from December 31, 2008 and $15,352 from June 30, 2008. The allowance for loan losses represented 2.82% of total loans outstanding at June 30, 2009, compared to 1.50% at December 31, 2008 and 1.15% at June 30, 2008.

The provision for loan losses for second quarter 2009 was $13,064, compared to $2,235 and $866 for first quarter 2009 and second quarter 2008, respectively. The second quarter 2009 provision for loan loss was driven by higher levels of nonperforming loans, declining real estate values on collateral for certain impaired credits where either new appraisals dictated further impairment charges of collateral-dependent loans or where other loans became totally collateral-dependent and were written down to the collateral value, and adverse risk rating changes.

Net charge-offs for the second quarter 2009 were $2,180 or 0.22% of average loans as compared to $1,243 or 0.12% reported in the first quarter 2009 and $545 in net charge-offs reported in the second quarter 2008. Net charge-offs for the six months ended June 30, 2009 were $3,423 or 0.35% of average loans as compared to $845 or 0.08% of average loans for the comparable period in 2008.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential real estate, and commercial development exposures. During the second quarter, many of these relationships showed duress due to continued economic downturn being experienced for this industry. This will likely remain to be extremely challenging throughout 2009. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

          Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s increases in cash surrender value on bank-owned life insurance.

30.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

The following table summarizes the Company’s noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Service charges	$1,599	$1,875	$3,056	$3,511
Mortgage banking income	811	389	1,509	835
Bank owned life insurance	259	254	515	506
Securities gains	232	—	246	848
Net impairment on securities	(4,709)	—	(5,917)	—
Gain on sale of OREO	29	142	36	238
Gain on sale of other assets	15	629	108	1,111
Other income	823	1,003	1,549	2,181

Total noninterest income	$(941)	$4,292	$1,102	$9,230

Noninterest income decreased $5,233 during the second quarter 2009 to $(941) as compared to $4,292 for the same period in 2008. Excluding $4,709 of impairment charges taken on securities, noninterest income decreased $524 or 11.6%. This decrease largely stems from reduced consumer spending and the impact of that on overdraft fees. Further, trust and brokerage fees declined resulting from the impact of selling the wealth management product lines in late 2008 and first quarter 2009. These decreases were partially offset by an increase in revenue from the mortgage business as refinancing activity increased due to the favorable interest rate environment.

Noninterest income totaled $1,102 for the six months ended June 30, 2009, compared to $9,230 for the same period in 2008. Excluding the $5,917 of impairment charges taken on securities, noninterest income decreased $2,211 or 24.0%. The decrease was due mainly to the same reasons stated above for the second quarter 2009.

          Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Salaries and employee benefits	$4,322	$4,493	$8,448	$9,322
Occupancy, net	905	919	1,770	1,957
Furniture and equipment	564	624	1,124	1,406
Marketing	205	315	388	551
Supplies and printing	117	99	236	230
Telephone	297	201	490	442
Data processing	392	231	762	534
FDIC insurance	1,094	45	1,339	75
Goodwill impairment	8,451	297	8,451	694
Amortization of intangible assets	394	478	807	990
Other expenses	1,524	1,519	3,327	3,336

Total noninterest expense	$18,265	$9,221	$27,142	$19,537

Total noninterest expense for the second quarter 2009 was $18,265, an increase of $9,044, compared to $9,221 recorded during the same period in 2008. Results for the quarter included a $8,451 non-cash goodwill impairment charge and a $618 special FDIC insurance premium assessment imposed on all financial institutions in the second quarter 2009 in order to restore the Deposit Insurance Fund. Excluding the goodwill impairment charge and the FDIC special assessment, total noninterest expense for the second quarter 2009 remained relatively unchanged in comparison to the same period of 2008. Additional FDIC special assessments could be announced to increase the Deposit Insurance Fund which could negatively impact earnings.

31.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

Cost savings were experienced in salaries and benefits due to staffing reductions and suspension of bonus and incentive compensation plans and occupancy and equipment expense due to the realization of cost savings from the sale of four branches in the first half of 2008. These savings were partially offset by increases in recurring FDIC premiums, legal fees in connection with the higher volume of nonperforming loans, and data processing and telephone costs.

Noninterest expense totaled $27,142 for the six months ended June 30, 2009 increasing by $7,605 or 38.9% from the same period in 2008. Excluding nonrecurring charges of $9,462 for 2009 and $1,776 for 2008, noninterest expense levels decreased $81 or 0.5% for the first six months of 2009 as compared to 2008. The decrease was due mainly to the same reasons as expressed for second quarter.

          Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Income (loss) before income taxes	$(22,554)	$4,209	$(21,245)	$7,768
Applicable income taxes	(6,339)	1,504	(6,095)	2,618
Effective tax rates	28.1%	35.7%	28.7%	33.7%

The Company recorded an income tax benefit of $(6,339) and income tax expense of $1,504 for the three months ended June 30, 2009 and 2008, respectively. Effective tax rates equaled 28.1% and 35.7% respectively, for such periods. The Company recorded an income tax benefit of $(6,095) and income tax expense of $2,618 for the six months ended June 30, 2009 and 2008, respectively. Effective tax rates equaled 28.7% and 33.7% respectively, for such periods.

The Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The decreased effective tax rate compared to the prior year was related to overall taxable income compared to tax-exempt income. The effective tax rate declines as the taxable income decreases due to the higher proportion of tax-exempt items offsetting taxable income.

The income tax benefit was generated by the non-cash impairment charges related to trust preferred securities, the goodwill impairment charge, and higher provision for loan loss recorded in 2009. The Company recorded a second quarter 2009 income tax benefit of $6,339, as a result of the pre-tax loss of $22,554. It should be noted that $6,545 of the goodwill impairment charge of $8,451 was not deductible for income tax purposes. Excluding these items, the effective tax rate would have been approximately 31.1% for the three months ended June 30, 2009 and 31.6% for the six months ended June 30, 2009.

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

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a stand alone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial and Treasury Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

          Retail Segment. The Retail Segment (“Retail”) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include direct lending, checking, savings, money market, CD accounts, safe deposit rental, ATMs and other traditional and electronic banking services.

Retail generated a loss of $3,652 or 22.5% of total Segment loss in the second quarter of 2009 as compared to a loss of $33 or (1.2)% during the same period in 2008. Year to date Retail Segment net loss was $4,132 or 27.3% as compared to net income of $721 or 14.0% for the same period in 2008. Retail assets were $240,256 at June 30, 2009, $255,028 at December 31, 2008 and $294,634 as of June 30, 2008. This represented 18.3%, 18.2% and 21.5% of total consolidated assets, respectively.

The large impact on retail is the allocation of the goodwill impairment. Excluding this, the factors impacting retail for the second quarter are non-interest income is lower and net interest income is lower due to pressure on the yield on loans and higher balances on the funding portfolio. Additionally, the provision for loan losses related to retail was $250 in 2009 versus $0 in 2008. Offsetting these negative variances slightly is a positive expense variance.

The change in net income for the six months ended June 30, 2009 was reflective of the same reasons discussed in the second quarter.

          Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial showed a loss of $8,540 or 52.7% of total Segment loss in the second quarter of 2009 as compared to a profit of $2,566 or 94.9% of total Segment income during the same period in 2008. Year to date Commercial Segment net loss was $6,982 or 46.1% of total Segment loss as compared to a profit of $3,871 or 75.2% of total Segment income during the same period in 2008. Commercial assets were $758,065 at June 30, 2009, $803,069 at December 31, 2008 and $785,542 as of June 30, 2008. This represented 57.7%, 57.3% and 57.2% of total consolidated assets, respectively.

33.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

The allocation of the goodwill impairment is negatively impacting this segment’s performance. Excluding this, the large provision in relation to land, construction and commercial real estate credits contributed to the decline from previous quarter. Additionally, non-interest income is lower. Offsetting these negative variances is lower non-interest expense and slightly better net interest income before provision.

For the six months ended June 30, 2009, the decrease in net income was due to the same reasons as stated above for the quarter.

          Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio and acquiring wholesale funding for loan activity. Additionally, this area is responsible for assisting in the management of liquidity and interest rate risk. Treasury generated a loss of $4,023 or 24.8% of total Segment net loss in the second quarter of 2009 and a net income of $172 or 6.4% of total Segment net income during the same period in 2008. Year to date Treasury Segment net loss was $4,036 or 26.6% of total Segment net loss as compared to a profit of $558 or 10.8% of total Segment net income for the same period in 2008. Treasury assets were $254,554 at June 30, 2009, $277,597 at December 31, 2008 and $216,047 at June 30, 2008. This represented 19.4%, 19.8% and 15.7% of total consolidated assets, respectively.

Treasury was impacted by the non-cash impairment charge for securities of $4,709 during the second quarter 2009. Additionally, net interest income is lower due to the yield on earning asset portfolio being lower and interest expense being lower. The segment was also impacted by higher allocations as the goodwill impairment was allocated from other operations to the segments in the period.

Net income for the first six months of 2009 decreased in comparison to 2008 due to the same reasons as mentioned for the quarter.

Financial Condition

          General

Following are highlights of the June 30, 2009 balance sheet when compared to December 31, 2008:

          Securities. The primary strategic objective of the Company’s securities portfolio is to assist with liquidity and interest rate risk management. In managing the securities portfolio, the Company seeks to minimize any credit risk and avoid investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or any Fannie Mae or Freddie Mac equities.

Securities at June 30, 2009 totaled $225,805 as compared to $252,562 recorded at December 31, 2008. This represents a decrease of $26,757 or 10.6%. At quarter-end, the Company held nine pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $19,525 and fair value of $9,747. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

Per Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the Company recorded for the second quarter 2009 a $4,709 pre-tax non-cash impairment charge based upon management’s determination that three trust preferred securities with an aggregate cost before impairment of $12,456 and one collateralized mortgage obligation with a cost of $1,918 was other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals in the second quarter. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

34.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

Management has determined that the remaining $11,607 of trust-preferred securities is deemed to be only temporarily impaired at quarter-end. An unrealized loss of approximately $5,991 associated with all trust preferred securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

          Loans. Outstanding loans totaled $953,894 at June 30, 2009 which compared to $1,004,390 at December 31, 2008, representing a decrease of $50,496 or 5.0% due to a combination of normal attrition, pay-downs, and loan charge-offs. Due to economic conditions, the number of loan applications are decreasing and many borrowers are trying to reduce the amount of debt they have outstanding in order to reduce their interest expense.

          As of June 30, 2009, the Company had 17.6% of its total loan portfolio invested in real estate construction and development loans and 41.3% invested in commercial real estate (excluding construction and development).

          The Company does not have any material direct exposure to sub-prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in locally known markets.

          Deposit. Total deposits equaled $1,034,116 at June 30, 2009 compared to $1,049,220 recorded at December 31, 2008 representing a decrease of $15,104 or 1.4%. In-market deposits increased $37,500 due to an increase in certificates of deposits, noninterest-bearing deposits and money market accounts. Wholesale funding decreased $116,473 as $52,458 in maturing brokered certificates of deposits and $64,015 in FHLB advances were not replaced. Non-interest bearing deposits were 11.2% of total deposits at June 30, 2009 as compared to 11.3% recorded at December 31, 2008.

          Goodwill. Goodwill was $15,880 as of June 30, 2009 as compared to $24,494 recorded at December 31, 2008. U.S. Generally Accepted Accounting Principles requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2008. Results for that test indicated no impairment since the fair value of the reporting unit exceeded its carrying value. Due primarily to the deterioration in the general economic environment, the resulting decline in the Company’s share price and market capitalization in the second quarter, and in conjunction with the decline in earnings and increase in nonperforming loans, the Company recorded a non-cash charge of $8,451 for impairment of goodwill recorded at Centrue Bank, in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”.

This non-cash impairment charge has no effect on liquidity, cash flows, operations, tangible book value, or regulatory capital ratios at Centrue Bank or Centrue Financial Corporation. The impairment charge represents 34.5% of the $24,494 in total goodwill (prior to impairment charge being taken) as of December 31, 2008 and the net goodwill after the impairment is now $15,880. The goodwill was primarily associated with the November 2006 merger of Centrue Financial Corporation and UnionBancorp, Inc.

35.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

	2009		2008

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,

Nonaccrual loans	$67,162	$15,398	$10,318	$12,487	$19,808
Trouble Debt Restructurings	584	75	—	—	—
Loans 90 days past due and still accruing interest	—	—	—	—	—

Total nonperforming loans	67,746	15,473	10,318	12,487	19,808

Other real estate owned	13,582	12,772	12,723	12,445	4,317

Total nonperforming assets	$81,328	$28,245	$23,041	$24,932	$24,125

Nonperforming loans to total end of period loans	7.10%	1.57%	1.03%	1.28%	1.97%
Nonperforming assets to total end of period loans	8.53%	2.87%	2.29%	2.56%	2.40%
Nonperforming assets to total end of period assets	6.19%	2.06%	1.64%	1.87%	1.76%

Credit quality performance in the second quarter was driven by the concentration of loan portfolio being 17.6% invested in real estate construction and development loans and 41.3% invested in commercial real estate (excluding construction and development). These sectors of the economy continue to be negatively impacted by the continued economic weakness across our markets.

The level of nonperforming loans at June 30, 2009 increased $52,273 or 337.8% from March 31, 2009 levels and $57,428 or 556.6% from the $10,318 that existed at December 31, 2008. The increase in nonperforming loans was concentrated in land, construction and commercial real estate credits as a result of the deterioration of general economic conditions, the ongoing implementation of action plans on previously identified relationships, and the identification of several additional deteriorating relationships. The increase was largely related to the following credits:

36.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

•

The largest, a $13,400 loan to a land development company that has been negatively affected by the real estate downturn. This loan is secured by 165 developed and partially developed residential lots, as well as two display homes. Lots continue to be sold, but at a substantially slower pace than originally anticipated.

•

An $11,300 loan relationship with a retailer and operator of recreational facilities has been negatively affected by the economy. Developed real estate and recreational facilities make up the bulk of the collateral value.

•

A $10,900 loan relationship with a land development company. The Bank and borrower are currently negotiating a consent foreclosure. The loans are secured by 169 acres of raw land held for commercial and residential development.

•

A $5,000 loan relationship with a residential building company. The loans are secured by two display homes, a spec home, a pre-sold home in the process of completion, and three partially complete spec homes.

•

A $4,600 loan relationship with a land development company. The loans are secured by a display home, a spec home, a senior lien on the residential lots, as well as junior liens on lots in another development and the guarantor’s principal residence.

Nonaccrual real estate construction loans comprised 55.0% of total nonaccrual loans at June 30, 2009. Additionally, 91.4% of total nonaccrual loans at June 30, 2008 represented loans to 15 borrowers.

The increase in nonperforming loans was concentrated in our commercial real estate portfolio with borrowers dependent on the housing industry. The level of nonperforming loans to total end of period loans was 7.10% at June 30, 2009, as compared to 1.57% at March 31, 2009 and 1.03% at December 31, 2008. The reserve coverage ratio (allowance to nonperforming loans) was reported at 39.70% as of June 30, 2009 as compared to 145.55% as of December 31, 2008 and 103.47% as of March 31, 2009.

          Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrower’s projects in current economic environment. Currently, management has identified $86,168 of loans that are currently performing and on accrual status but due to economic conditions facing these borrowers, were classified by management as impaired. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $9,113 at June 30, 2009 as compared to $9,181 at December 31, 2008. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

          Allowance for Loan Losses

At June 30, 2009, the allowance for loan losses was $26,894 or 2.82% of total loans as compared to $16,010 or 1.62% at March 31, 2009 and $15,018 or 1.50% of total loans at December 31, 2008. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

•	general economic conditions;

•	the type of loan being made;

•	the creditworthiness of the borrower over the term of the loan;

•	in the case of a collateralized loan, the quality of the collateral for such a loan.

37.

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

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential real estate exposure. While most of these relationships are performing, the economic outlook for this industry will likely remain extremely challenging throughout 2009. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

38.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has access to advances from FHLB secured generally by residential mortgage loans. At June 30, 2009, the Company maintained significant unused borrowing capacity from the Federal Reserve Bank discount window and FHLB based on current collateral requirements.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $2,624 from December 31, 2008 to June 30, 2009.

During the first six months of 2009, the Company experienced net cash inflows of $65,686 in investing activities due to maturities and calls on securities along with a reduction in loans and $10,378 in operating activities. In contrast, net cash outflows of $73,440 were used in financing activities largely due to the repayment on borrowed debt.

39.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments.

The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2009.

	Payments Due by Period

	Within 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Contractual Obligations

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	417	2,366	2,097	5,750	10,630
Certificates of deposit	383,078	176,888	8,541	144	568,651
Operating leases	294	611	613	306	1,824
Severance payments	21	—	—	—	21
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	3,209	53,000	15,061	5,000	76,270

Total contractual cash obligations	$387,019	$233,133	$26,312	$32,070	$678,534

	Amount of Commitment Expiration Per Period

	Within 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Off-Balance Sheet Financial Instruments

Lines of credit	$142,471	$8,927	$1,155	$22,935	$175,488
Standby letters of credit	6,906	2,455	—	2,771	12,132

Total contractual cash obligations	$149,377	$11,382	$1,155	$25,706	$187,620

Capital Resources

          Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at June 30, 2009 was $131,367, an increase of $15,459 or 13.34%, from December 31, 2008. The change in stockholders’ equity was largely the result of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (the “CPP” program) partially offset by losses incurred in the second quarter, which were negatively impacted primarily by a goodwill impairment charge, and a decrease in accumulated other comprehensive income related to the unrealized loss on the securities portfolio. Average quarterly equity as a percentage of average quarterly assets was 10.69% at June 30, 2009, compared to 8.82% at December 31, 2008. Book value per common share equaled $16.25 at June 30, 2009 compared to $19.14 at December 31, 2008.

          Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

40.

Centrue Financial Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Share and Per Share Data)

          Capital Measurements

As discussed in Note 8, the Company’s current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 12.1% and 14.3%, respectively, at June 30, 2009. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company’s capital ratios:

				Minimum	Well
	Jun 30,	December 31,		Capital	Capitalized
	2009	2008	2007	Ratios	Ratios

Tier 1 risk-based capital	$131,468	$105,581	$101,831
Tier 2 risk-based capital	23,740	23,237	10,755

Total capital	$155,208	$128,818	$112,586

Risk-weighted assets	$1,086,051	$1,058,969	$1,102,602

Capital ratios:
Tier 1 risk-based capital	12.1%	10.0%	9.2%	4.0%	6.0%
Total risk-based capital	14.3%	12.2%	10.2%	8.0%	10.0%
Leverage ratio	9.9%	8.1%	7.7%	4.0%	5.0%

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

41.

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

42.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(In Thousands, Except Share and Per Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2009 and December 31, 2008, respectively:

		Change in Net Interest Income Over One Year Horizon

		June 30, 2009		December 31, 2008

		Change		Change

		$	%	$	%

+	200 bp	$(1,024)	(2.54)%	$728	2.08%
+	100 bp	(892)	(2.22)	295	0.84
+	50 bp	(397)	(0.99)	166	0.47

	Base	—	—	—	—

-	50 bp	976	2.43	(179)	(0.51)

As shown above, the Company’s model at June 30, 2009, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $1,024 or 2.54%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $976 or 2.43%. If rates increase approximately 250 basis points, there would be no impact to net interest income. Above a 250 basis point increase, there would be a positive impact to earnings.

For the Company’s credit agreements with its commercial customers, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in the past three quarters to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. Management has begun positioning the balance sheet to take advantage of the higher rates over the longer term as we began extending out our funding over the three and five year terms and thereby mitigate the impact on the margin of the limited income benefit of moderately rising rates. The Company continues to take advantage of the lower funding costs in reaction to FOMC rate reductions.

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

43.

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

44.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

At the April 22, 2009 annual meeting of stockholders, Michael A. Griffith, Michael J. Hejna and John A. Shinkle were elected to serve as Class II directors until 2012. Continuing as Class III directors until 2010 are Thomas A. Daiber, Dennis J. McDonnell, Mark L. Smith and Scott C. Sullivan. Continuing as Class I directors until 2011 are Richard J. Berry, Walter E. Breipohl and Randall E. Ganim.

There were 6,028,491 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meetings was as follows:

	For	Withheld

Election of Directors

Michael A. Griffith	4,860,309	199,197
Michael J. Hejna	4,510,375	549,131
John A. Shinkle	4,856,623	202,883

	For	Against	Withheld

Non-binding proposal on executive compensation	4,157,283	762,373	139,850

Item 5. Other Information

          None

45.

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

46.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: August 10, 2009	By:	/s/ Thomas A. Daiber

Thomas A. Daiber
President and Principal Executive Officer

Date: August 10, 2009	By:	/s/ Kurt R. Stevenson

Kurt R. Stevenson
Senior Executive Vice President and
Principal Financial and Accounting Officer

47.