Form 10-Q
period 2009-09-30
CENTRUE FINANCIAL CORP
filed 2009-11-09
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 9, 2009

Common Stock, Par Value $1.00	6,043,176

Centrue Financial Corporation
Form 10-Q Index
September 30, 2009

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
September 30, 2009 and December 31, 2008 (In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$46,025	$35,014
Securities available-for-sale	262,374	241,851
Restricted securities	10,711	10,711
Loans	921,340	1,004,390
Allowance for loan losses	(27,965)	(15,018)

Net loans	893,375	989,372
Cash value of life insurance	29,081	27,917
Mortgage servicing rights	2,909	2,890
Premises and equipment, net	30,766	32,376
Goodwill	15,880	24,494
Intangible assets, net	7,906	9,088
Other real estate	13,961	12,723
Other assets	25,486	15,445

Total assets	$1,338,474	$1,401,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$108,013	$118,745
Interest-bearing	953,530	930,475

Total deposits	1,061,543	1,049,220
Federal funds purchased and securities sold under agreements to repurchase	31,401	46,306
Federal Home Loan Bank advances	76,262	140,285
Notes payable	10,880	19,826
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	10,434	9,448

Total liabilities	1,211,408	1,285,973

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32,668)	30,036	—
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at September 30, 2009 and December 31, 2008	7,454	7,454
Surplus	74,709	71,488
Retained earnings	36,625	62,476
Accumulated other comprehensive income (loss)	(62)	(3,590)

	149,262	138,328
Treasury stock, at cost 1,410,379 shares at September 30, 2009 and 1,425,064 shares at December 31, 2008	(22,196)	(22,420)

Total stockholders’ equity	127,066	115,908

Total liabilities and stockholders’ equity	$1,338,474	$1,401,881

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2009 and 2008
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Interest income
Loans	$12,958	$15,316	$40,720	$48,584
Securities
Taxable	2,041	2,150	6,697	6,731
Exempt from federal income taxes	312	351	937	1,064
Federal funds sold and other	24	14	51	94

Total interest income	15,335	17,831	48,405	56,473

Interest expense
Deposits	4,931	6,225	15,869	21,591
Federal funds purchased and securities sold under agreements to repurchase	39	189	111	675
Federal Home Loan Bank advances	595	838	1,708	2,786
Series B mandatory redeemable preferred stock	4	12	12	37
Subordinated debentures	257	322	821	956
Notes payable	101	263	382	739

Total interest expense	5,927	7,849	18,903	26,784

Net interest income	9,408	9,982	29,502	29,689
Provision for loan losses	14,500	1,225	29,799	2,857

Net interest income (loss) after provision for loan losses	(5,092)	8,757	(297)	26,832

Noninterest income
Service charges	1,756	1,980	4,812	5,491
Mortgage banking income	351	349	1,860	1,184
Bank owned life insurance	248	260	763	767
Securities gains	—	—	246	848
Total other-than-temporary impairment losses	(4,822)	—	(11,193)	—
Portion of loss recognized in other comprehensive income (before taxes)	1,690	—	2,144	—

Net impairment on securities	(3,132)	—	(9,049)	—
Gain on sale of OREO	130	122	166	360
Gain (loss) on sale of other assets	9	(33)	117	1,078
Other income	704	916	2,253	3,096

	66	3,594	1,168	12,824

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2009 and 2008
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Noninterest expenses
Salaries and employee benefits	3,931	3,554	12,379	12,876
Occupancy, net	777	761	2,547	2,718
Furniture and equipment	602	649	1,726	2,055
Marketing	191	355	579	906
Supplies and printing	108	101	344	331
Telephone	164	172	654	614
Data processing	374	378	1,136	912
FDIC insurance	538	63	1,877	138
Goodwill impairment	—	30	8,451	724
Amortization of intangible assets	375	458	1,182	1,448
Other expenses	1,931	1,601	5,258	4,937

	8,991	8,122	36,133	27,659

Income (loss) before income taxes	$(14,017)	$4,229	$(35,262)	$11,997
Income taxes (benefit)	(5,605)	1,430	(11,700)	4,048

Net income (loss)	$(8,412)	$2,799	$(23,562)	$7,949

Preferred stock dividends	467	52	1,342	156

Net income (loss) for common stockholders	$(8,879)	$2,747	$(24,904)	$7,793

Basic earnings (loss) per common share	$(1.47)	$0.46	$(4.13)	$1.29

Diluted earnings (loss) per common share	$(1.47)	$0.46	$(4.13)	$1.29

Total comprehensive income (loss):
Net income (loss)	$(8,412)	$2,799	$(23,562)	$7,949
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	1,753	—	(811)	—

Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	2,501	(514)	(2,234)	(6,647)
Reclassification adjustment:
Net impairment loss recognized in earnings	3,132	—	9,049	—
(Gains) recognized in earnings	—	—	(246)	(848)

Net unrealized gains (loss)	7,386	(514)	5,758	(7,495)
Tax expense (benefit)	2,861	(199)	2,230	(2,904)

Other comprehensive income (loss)	4,525	(315)	3,528	(4,591)
Total comprehensive income (loss)	$(3,887)	$2,484	$(20,034)	$3,358

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Nine Months Ended September 30, 2009 and 2008 (In Thousands)

	Nine Months Ended
	September 30,

	2009	2008

Cash flows from operating activities
Net Income (Loss)	$(23,562)	$7,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,997	2,157
Goodwill impairment	8,451	724
Amortization of intangible assets	1,182	1,448
Amortization of mortgage servicing rights, net	708	370
Amortization of bond premiums, net	533	386
Share based compensation	260	318
Provision for loan losses	29,799	2,857
Provision for deferred income taxes	7,046	5,113
Earnings on bank-owned life insurance	(763)	(767)
Other than temporary impairment, securities	9,049	—
Securities losses (gains), net	(246)	(848)
(Gain) loss on sale of OREO	(166)	(360)
(Gain) loss on sale of other assets	(117)	—
(Gain) loss on sale of loans	(1,860)	(904)
(Gain) on sale of branches	—	(1,107)
Loss related to sale of Wealth Management	163	340
Proceeds from sales of loans held for sale	113,171	61,394
Origination of loans held for sale	(110,883)	(60,907)
Change in assets and liabilities
(Increase) decrease in other assets	(17,624)	(5,424)
Increase (decrease) in other liabilities	(1,372)	687

Net cash provided by operating activities	15,766	13,426
Cash flows from investing activities
Securities available-for-sale
Proceeds from calls, maturities, paydowns, and sales	58,497	113,428
Purchases	(82,424)	(86,848)
Net decrease (increase) in loans	63,811	(70,341)
(Purchase) disposal of premises and equipment	(387)	(202)
(Purchase) of bank owned life insurance	(401)	—
Proceeds from sale of OREO	856	10,408
Sale of Branches, net of premium received	—	(19,498)

Net cash provided by (used in) investing activities	39,952	(53,053)
Cash flows from financing activities
Net increase (decrease) in deposits	12,323	27,924
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(14,905)	(12,240)
Repayment of advances from the Federal Home Loan Bank	(244,023)	(494,322)
Proceeds from advances from the Federal Home Loan Bank	180,000	504,000
Payments on notes payable	(8,946)	(3,397)
Proceeds from notes payable	—	10,250
Dividends on common stock	(482)	(2,477)
Dividends on preferred stock	(1,342)	(156)
Proceeds from exercise of stock options	—	233
Net proceeds from preferred stock issued	32,668	—
Purchase of treasury stock	—	(1,174)

Net cash provided by (used in) financing activities	(44,707)	28,641

Net increase (decrease) in cash and cash equivalents	11,011	(10,986)
Cash and cash equivalents
Beginning of period	35,014	51,628

End of period	$46,025	$40,642

Supplemental disclosures of cash flow information
Cash payments for
Interest	$18,799	$28,958
Income taxes	1,028	4,017
Transfers from loans to other real estate owned	1,959	19,709

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. All financial information is in thousands (000s), except shares and per share data.

Note 2. Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

5.

Centrue Financial Corporation
Notes To Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 2. Earnings Per Share (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Basic Earnings Per Common Share
Net income (loss) for common shareholders	$(8,879)	$2,747	$(24,904)	$7,793
Weighted average common shares outstanding	6,043	6,028	6,033	6,036

Basic earnings (loss) per common share	$(1.47)	$0.46	$(4.13)	$1.29

Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,043	6,028	6,033	6,036
Add: dilutive effect of assumed exercised stock options	—	2	—	15
Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—

Weighted average common and dilutive potential shares outstanding	6,043	6,030	6,033	6,051

Diluted earnings (loss) per common share	$(1.47)	$0.46	$(4.13)	$1.29

There were approximately 695,569 and 611,738 options and 508,320 and 0 warrants outstanding for the three months ended September 30, 2009 and 2008, respectively that were not included in the computation of diluted earnings per share. There were approximately 695,569 and 523,300 options and 508,320 and 0 warrants outstanding for the nine months ended September 30, 2009 and 2008, respectively that were not included in the computation of diluted earnings per share. These options and warrants were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

Note 3. Available for Sale Securities

The primary strategic objective related to the Company’s $262,374 investment securities portfolio is to assist with liquidity and interest rate risk management. These securities are classified as available-for-sale and are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity.

The fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

U.S. government agencies	$3,993	$243	$—	$3,750
States and political subdivisions	37,841	1,305	(19)	36,555

U.S. government agency residential mortgage-backed securities	188,688	2,924	(238)	186,002
Collateralized residential mortgage obligations	16,481	100	(428)	16,809
Equity securities	1,863	32	(35)	1,866
Collateralized debt obligations	12,509	—	(3,985)	16,494
Corporate	999	2	(2)	999

	$262,374	$4,606	$(4,707)	$262,475

6.

Centrue Financial Corporation
Notes To Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 3. Available for Sale Securities (continued)

	December 31, 2008

	Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

U.S. government agencies	$16,995	$482	$—	$16,513
States and political subdivisions	38,202	530	(194)	37,866
U.S. government agency residential mortgage-backed securities	143,378	1,148	(887)	143,117
Collateralized residential mortgage obligations	20,004	53	(1,453)	21,404
Equity securities	1,496	—	(75)	1,571
Collateralized debt obligations	19,848	—	(5,400)	25,248
Corporate	1,928	7	(70)	1,991

	$241,851	$2,220	$(8,079)	$247,710

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Proceeds from calls	$1,160	$—	$17,205	$83,897
Proceeds from sales	—	—	8,347	—
Realized gains	—	—	246	848
Realized losses	—	—	—	—
Net impairment loss recognized in earnings	(3,132)	—	(9,049)	—
Tax benefit (provision) related to net realized gains and losses	—	—	94	329

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

September 30, 2009	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	446	(4)	781	(15)	1,227	(19)
U.S. government agency residential mortgage-backed securities	57,296	(238)	—	—	57,296	(238)
Collateralized residential mortgage obligations	—	—	10,962	(428)	10,962	(428)
Equities	—	—	60	(35)	60	(35)
Collateralized debt obligations	—	—	12,509	(3,985)	12,509	(3,985)
Corporate	—	—	497	(2)	497	(2)

Total temporarily impaired	$57,742	$(242)	$24,809	$(4,465)	$82,551	$(4,707)

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

The fair values of securities classified as available-for-sale at September 30, 2009, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

Fair Value

Due in one year or less	$4,137
Due after one year through five years	23,590
Due after five years through ten years	7,673
Due after ten years	18,943
U.S. government agency residential mortgage-backed securities	188,688
Collateralized residential mortgage obligations	16,481
Equity and corporate securities	2,862

$262,374

The following table below presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2009:

Beginning balance, July 1, 2009	$8,652
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	933
Additions/Subtractions Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	2,199

Ending balance, September 30, 2009	$11,784

8.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 3. Available for Sale Securities (continued)

The following table below presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2009:

Beginning balance, January 1, 2009	$2,734
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	8,150
Additions/Subtractions Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	900

Ending balance, September 30, 2009	$11,784

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009		December 31, 2008

	$	%	$	%

Commercial	$122,264	13.3%	$152,807	15.2%
Agricultural	14,788	1.6	16,914	1.7
Real estate:
Commercial mortgages	444,992	48.3	460,920	45.9
Construction	151,619	16.4	164,820	16.4
Agricultural	16,013	1.7	17,339	1.7
1-4 family mortgages	166,746	18.1	185,666	18.5
Installment	4,345	0.5	5,267	0.5
Other	573	0.1	657	0.1

Total loans	921,340	100.0%	1,004,390	100.0%

Allowance for loan losses	(27,965)		(15,018)

Loans, net	$893,375		$989,372

The following table presents data on impaired loans:

			September 30,	December 31,
			2009	2008

Impaired loans for which an allowance has been provided			$105,008	$36,754
Impaired loans for which no allowance has been provided			56,385	1,880

Total loans determined to be impaired			$161,393	$38,634

Allowance for loan loss for impaired loans included in the allowance for loan losses			$23,159	$8,357

9.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 4. Loans (continued)

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. Included in the impaired loans above is $685 of troubled debt restructurings. These consist of 33 loans which are categorized as 1 to 4 family, installment, home equity loans, commercial and commercial real estate.

The Company has loans held for sale of $1,714 and $2,143 as of September 30, 2009 and December 31, 2008 respectively.

The Company conducts a quarterly evaluation as to the adequacy of the allowance for loan losses. Transactions in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Beginning balance	$26,894	$11,542	$15,018	$10,755
Charge-offs	(13,493)	(1,364)	(17,291)	(2,384)
Recoveries	64	58	439	233
Provision for loan losses	14,500	1,225	29,799	2,857

Ending balance	$27,965	$11,461	$27,965	$11,461

Period end total loans	$921,340	$973,933	$921,340	$973,933

Average loans	$938,905	$987,758	$971,836	$999,848

Ratio of net charge-offs to average loans	1.43%	0.13%	1.73%	0.22%
Ratio of provision for loan losses to average loans	1.54	0.12	3.07	0.29
Ratio of allowance for loan losses to period end total loans	3.04	1.18	3.04	1.18
Ratio of allowance for loan losses to total nonperforming loans	36.48	91.78	36.48	91.78
Ratio of allowance for loan losses to average loans	2.98	1.16	2.88	1.15

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

A summary of the status of the option plans as of September 30, 2009, and changes during the period ended on those dates is presented below:

	September 30, 2009

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	635,519	$18.68
Granted	143,000	8.13
Exercised	—	—
Forfeited	(82,950)	17.30

Outstanding at end of period	695,569	$16.68	4.5 years	$—

Vested or expected to vest	686,938	$16.73	4.4 years	$—

Options exercisable at period end	503,769	$17.72	4.0 years	$—

Options outstanding at September 30, 2009 and December 31, 2008 were as follows:

			Outstanding		Exercisable

Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Number	Weighted- Average Exercise Price

September 30, 2009:

$5.24	—	$13.00	170,381	5.3 years	77,381	$7.96
13.88	—	18.63	238,388	4.2 years	171,988	16.59
19.03	—	23.31	286,800	4.3 years	254,400	21.44

			695,569	4.5 years	503,769	$17.72

December 31, 2008:

$11.25	—	$11.75	46,381	1.6 years	46,381	11.60
14.25	—	18.63	249,338	4.6 years	161,338	16.43
19.03	—	23.31	339,800	5.1 years	247,800	21.55

			635,519	4.6 years	455,519	$18.72

11.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 5. Share Based Compensation (continued)

Information related to the stock option plan during the quarter ended September 30, 2009 and 2008 was as follows:

	September 30, 2009	September 30, 2008

Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $49 and $48 for the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, it was $272 and $304. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $0 and $5 for the three months ended September 30, 2009 and 2008. The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $(12) and $14 for the nine months ended September 30, 2009 and 2008. For the nine month period ended September 30, 2009, the negative amounts reflect the adjustment of previously recognized expense due to the forfeiture of the remainder of this restricted stock.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately). The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in the third quarter 2009. Year to date data for September 30, 2009, December 31, 2008 and September 30, 2008, is as follows:

	September 30, 2009	December 31, 2008	September 30, 2008

Fair value	$1.79 - 3.70	$3.36 - 3.69	$3.36 - 3.69
Risk-free interest rate	1.53% - 2.01%	2.75% - 2.95%	2.75% - 2.95%
Expected option life (years)	6	6	6
Expected stock price volatility	68.84 – 116.39%	23.91% - 24.07%	23.91% - 24.07%
Dividend yield	5.71 - 7.31%	2.79 - 2.95%	2.79 - 2.95%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2009 and beyond is estimated as follows:

Amount

September, 2009 – December, 2009	$35
2010	140
2011	136
2012	93
2013	39
2014	1

Total	$444

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

Information reported internally for performance assessment follows:

	Three Months Ended

	September 30, 2009

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$2,128	$6,830	$1,220	$(770)	$9,408
Other revenue	2,560	329	(3,131)	308	66
Other expense	2,824	741	68	4,349	7,982
Noncash items
Depreciation	324	1	—	309	634
Provision for loan losses	—	14,500	—	—	14,500
Other intangibles	375	—	—	—	375
Net allocations	2,095	2,879	146	(5,120)	—
Income tax benefit	(509)	(4,461)	(635)	—	(5,605)

Segment profit (loss)	$(421)	$(6,501)	$(1,490)	$—	$(8,412)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$243,805	$778,291	$257,302	$59,076	$1,338,474

	Three Months Ended

	September 30, 2008

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$3,437	$6,596	$815	$(866)	$9,982
Other revenue	2,834	259	—	501	3,594
Other expense	2,711	599	41	3,619	6,970
Noncash items
Depreciation	369	2	—	293	664
Provision for loan losses	—	1,225	—	—	1,225
Other intangibles	458	—	—	30	488
Net allocations	1,692	2,223	392	(4,307)	—
Income tax expense (benefit)	219	1,154	57	—	1,430

Segment profit (loss)	$822	$1,652	$325	$—	$2,799

Goodwill	$12,006	$12,488	$—	$—	$24,494
Segment assets	$262,272	$774,190	$247,073	$58,647	$1,342,182

13.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 7. Segment Information (continued)

	Nine Months Ended

	September 30, 2009

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$7,085	$20,815	$3,968	$(2,366)	$29,502
Other revenue	7,996	865	(8,803)	1,110	1,168
Other expense	9,004	1,919	174	21,857	32,954
Noncash items
Depreciation	1,162	5	—	830	1,997
Provision for loan losses	425	29,374	—	—	29,799
Other intangibles	1,182	—	—	—	1,182
Net allocations	9,747	11,719	2,477	(23,943)	—
Income tax benefit	(1,886)	(7,854)	(1,960)	—	(11,700)

Segment profit (loss)	$(4,553)	$(13,483)	$(5,526)	$—	$(23,562)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$243,805	$778,291	$257,302	$59,076	$1,338,474

	Nine Months Ended

	September 30, 2008

	Retail Segment	Commercial Segment	Treasury Segment	Other Operations	Total Company

Net interest income (loss)	$10,286	$20,045	$1,780	$(2,422)	$29,689
Other revenue	9,267	893	848	1,816	12,824
Other expense	9,024	2,354	151	11,801	23,330
Noncash items
Depreciation	1,363	5	—	789	2,157
Provision for loan losses	—	2,857	—	—	2,857
Other intangibles	1,446	—	—	726	2,172
Net allocations	5,569	6,961	1,392	(13,922)	—
Income tax expense	608	3,238	202	—	4,048

Segment profit (loss)	$1,543	$5,523	$883	$—	$7,949

Goodwill	$12,006	$12,488	$—	$—	$24,494
Segment assets	$262,272	$774,190	$247,073	$58,647	$1,342,182

Note 8. Borrowed Funds and Debt Obligations

On March 31, 2008, the Company entered into a loan agreement with Bank of America (“BofA”) consisting of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February, 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20,250 in borrowings. The first credit facility consists of a $10,000 secured revolving line of credit which matured on June 30, 2009 and was not renewed by BofA. When it matured on June 30, 2009, there was no balance on this line of credit in comparison to $8,865 at December 31, 2008. The second credit facility consists of a $250 secured term facility, which will mature on March 31, 2015. The balance on this facility was $250 as of September 30, 2009 and December 31, 2008. The third credit facility consists of $10,000 in subordinated debt, which also matures on March 31, 2015. The balance on this facility was $10,000 as of September 30, 2009 and December 31, 2008. The interest rate on the term and subordinated debt credit facilities is three month LIBOR plus 295 basis points. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facilities are secured by a pledge of the stock of Centrue Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

14.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 8. Borrowed Funds and Debt Obligations (continued)

The loan agreement contains customary covenants, including but not limited to, Centrue Bank’s maintenance of its status as well-capitalized, Centrue Bank’s minimum return on average assets (“ROA”) on an annual basis of 0.50%, Centrue Bank’s maximum nonperforming assets to primary capital below 20%, and Centrue Bank’s minimum loan loss reserves to total loans of 1.00%. The Company submitted to BofA its covenant certification as required that it was in compliance with all of the debt covenants with the exception of the covenant related to the return of assets percentage which requires a ROA of 0.50% at the Bank level and the nonperforming asset ratio which requires the ratio to be 20% or below at the Bank level. The ROA at the Bank level was (0.78%) for the period ending September 30, 2009 and the nonperforming asset ratio was 53.07%. BofA could call the secured term facility of $250 due to this noncompliance with covenants but at this point have not elected to do so. The loan agreement contains no penalty for early repayment of either the secured term credit facility or the subordinated debt credit facility. As of September 30, 2009, the outstanding balance on these lines is $10,250. Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing on October 24, 2012 related to a prior acquisition. The balance as of September 30, 2009 was $630 and December 31, 2008 was $711.

Note 9. Fair Value

Accounting standards on fair value measurement (i.e. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. They also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

          Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

          Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Each bank in the tranche was analyzed so that additional defaults and deferrals could be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals. The cash flow for each tranche was updated for each scenario. A discount factor to be applied to LIBOR was developed for each specific tranche and incorporated to arrive at the discount rate for CDO. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. Additionally, First Tennessee (the Company’s security broker) has developed a CDO stressing model that generates nine possible scenarios from basic data inputs on each of the CDOs. A simple average of the nine possible scenarios was developed. This result was also weighted together with the results of the weighted internal scenarios and one value was developed for each instrument.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for September 30, 2009. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At September 30, 2009, the Company held nine pooled trust preferred CDOs with a book value of $16,494 (after third quarter 2009 impairment). These securities were rated high quality (A3 and above) at inception, but at September 30, 2009 S&P rated these securities as B+/B-, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for other-than-temporary-impairment (“OTTI”) for each of the nine CDOs. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on five of these CDOs, with an aggregate cost basis of $13,632. Total impairment for these five CDOs totaled $5,376, of which $3,132 was related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

During the third quarter 2009, the collateralized mortgage obligation (“CMO”) pool was evaluated using management’s required collateral coverage of 4%. Based on the Company’s third quarter monitoring of its CMO security portfolio, all of the securities in this portfolio maintained coverage ratios exceeding the 4%. Thus, no further impairments were taken regarding this portion of the security portfolio. The CMO portfolio contains home mortgages which experienced pressure due to the economy in the previous quarter.

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

16.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 9. Fair Value (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. government agencies	$3,993	$—	$3,993	$—
State and political subdivisions	37,841	—	37,841	—
U.S. government agency residential mortgage-backed securities	188,688	—	188,688	—
Collateralized residential mortgage obligations	16,481	—	14,911	1,570
Equities	1,863	—	1,863	—
Collateralized debt obligations	12,509	—	—	12,509
Corporate	999	—	999	—

Available-for-sale securities	$262,374	$—	$248,295	$14,079

	Fair Value measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. government agencies	$16,995	$—	$16,995	$—
State and political subdivisions	38,202	—	38,202	—
U.S. government agency residential mortgage-backed securities	143,378	—	143,378	—
Collateralized residential mortgage obligations	20,004	—	20,004	—
Equities	1,496	—	1,496	—
Collateralized debt obligations	19,848	—	—	19,848
Corporate	1,928	—	1,928	—

Available-for-sale securities	$241,851	$—	$222,003	$19,848

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009:

17.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 9. Fair Value (continued)

Available for Sale Securities

Beginning balance, July 1, 2009	$11,099
Total gains or losses (realized/unrealized) included in earnings
Transfers into Level 3	—
Interest income on securities	—
Security impairment	(3,132)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	6,112

Ending Balance, September 30, 2009	$14,079

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Available for Sale Securities

Beginning balance, January 1, 2009	$19,848
Total gains or losses (realized/unrealized) included in earnings
Transfers into Level 3	1,330
Interest income on securities	—
Security impairment	(9,049)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	1,950

Ending Balance, September 30, 2009	$14,079

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$81,849	$—	$81,849	$—

	Fair Value measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$28,397	$—	$28,397	$—

Impaired and restructured loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $105,008 with a valuation allowance of $23,159, resulting in an additional provision for loan losses of $1,598 for the period.

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$46,025	$46,025	$35,014	$35,014
Securities	262,374	262,374	241,851	241,851
Restricted securities	10,711	N/A	10,711	N/A
Net loans	893,375	852,583	989,372	994,010
Accrued interest receivable	5,171	5,171	5,547	5,547
Financial liabilities
Deposits	1,061,543	1,062,586	1,049,220	1,050,795
Federal funds purchased and securities sold under agreements to repurchase	31,401	31,401	46,306	46,306
Federal Home Loan Bank advances	76,262	77,894	140,285	141,430
Notes payable	10,880	8,012	19,826	18,921
Subordinated debentures	20,620	15,184	20,620	18,031
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,334	4,334	4,230	4,230

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

The preferred securities issued by Centrue pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. For the August scheduled payment, the Company suspended paying its dividends on these preferred shares after properly notifying the Treasury Department. The Company is accruing the expense in accordance to GAAP and the terms of the program. Centrue may, at its option, redeem the preferred securities at their liquidation preference plus accrued and unpaid dividends at any time. Both the preferred securities and the warrant will be accounted for as components of regulatory Tier 1 capital. The original securities purchase agreement, between the Company and the Treasury, limits the payment of dividends on the Common Stock to a quarterly cash dividend of $0.14 per share (as discussed above the Company is deferring these dividends), limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain executive compensation limitations.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Management performed its annual review of goodwill at December 31, 2008 using the comparable transaction approach and has updated that review each quarter as the stock prices in the financial services sector generally remained out of favor. Due to continued pressures created by the economy on asset quality, the Company hired a third party in the second quarter 2009 to conduct an in-depth step one analysis per accounting standards (i.e. ASC 350 “Goodwill and Other Intangible Assets”). The results of this analysis showed that the Company failed step one. The third party conducted a step two test which indicated an impairment of $8,451 which was recorded in the second quarter 2009. Based on the Company’s analysis at September 30, 2009, there was no additional goodwill impairment taken in the third quarter of 2009. However, if the economy remains stressed and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

The change in balance of goodwill during the year is as follows:

	September 30, 2009	December 31, 2008

Beginning of period	$24,494	$25,498
Goodwill impairment due to sale of Wealth Management	(163)	(724)
Goodwill allocated to Brokerage & Asset Management sale	—	(280)
Impairment	(8,451)	—

End of period	$15,880	$24,494

20.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 11. Goodwill and Intangible Assets (continued)

In late 2008, the Company completed the sale of its asset management and brokerage product lines. Additionally, the Company entered into an agreement to sell its Trust product line to Hometown National Bank in LaSalle, Illinois. This transaction was completed during the first quarter of 2009. The goodwill impairment related to the sale of Wealth Management, Asset Management and Brokerage is the result of these transactions.

Acquired Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	September 30, 2009		December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$6,799	$14,124	$5,617
Other customer relationship intangibles	—	—	—	—
Missouri charter	581	—	581	—

Total	$14,705	$6,799	$14,705	$5,617

The core deposit intangible asset recorded in the 2006 merger with Centrue Financial Corporation was $13,035. Aggregate amortization expense was $1,182 and $1,448 for the nine months ended September 30, 2009 and 2008.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2009	$356
2010	1,257
2011	1,029
2012	951
2013	951
Thereafter	2,781

Note 12. Subsequent Events

As defined in ASC 855, Subsequent Events, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through November 9, 2009, which is the date that the Company’s financial statements are being issued.

21.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 13. Recent Accounting Developments

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which is codified as ASC 325-40. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings. This amendment allows for changes which include using reasonable judgment of the probability that the holder will be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. Beginning on March 31, 2009, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified as ASC 320-10. This amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the nine months ended September 30, 2009, the Company recognized a $8,878 non-cash impairment charge to write down five of our collateralized debt obligations due to other-than-temporary impairment, which was credit related. Please see Note 9 of the Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified as ASC 480-10. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The adoption of this FSP did not have a significant impact to the Company’s financial statements.

22.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 13. Recent Accounting Developments (continued)

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is codified as ASC 825-10. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP for the three months ended March 31, 2009, and the fair value disclosures are included in this Form 10-Q.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 167 amends Interpretation No. 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is codified as ASC 105, Generally Accepted Accounting Principles. The objective of this Statement is to replace Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will not impact the Company’s financial condition. Beginning with this Quarterly Report on Form 10-Q for September 30, 2009, and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.

23.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

Note 13. Recent Accounting Developments (continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.

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

The following discussion provides an analysis of the Company’s results of operations and financial condition for the three and nine months ended September 30, 2009 as compared to the same period in 2008. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The annualized results of operations during the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. All financial information is in thousands (000s), except shares and per share data.

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

          Goodwill and other intangible assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and if conditions warrant it more frequently. Any such impairment will be recognized in the period identified. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, and branch company acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which is ten years.

26.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

General

Third Quarter Highlights:

•

Earnings: Third quarter net loss of $8,412 compared to $16,215 net loss for second quarter 2009 and $2,799 net income for third quarter 2008. Results were adversely impacted by $14,500 provision for loan losses and $3,132 impairment on collateralized debt obligations (“CDO”) securities.

•

Risk-Based Capital Ratios: All regulatory capital ratios to be considered “well-capitalized” were exceeded as of September 30, 2009 as total risk-based capital was 13.16% as compared to 12.18% at year-end 2008.

•

Credit Quality: Increased the allowance for loan losses to 3.04% of total loans; Nonperforming assets increased $9,290 from second quarter 2009 to 6.7% of total assets; provision levels exceeded net charge-offs by $1,071.

•

Balance Sheet: Total loans decreased $83,050 since year-end 2008 on strategic reduction initiatives to reduce balance sheet risk. Total deposits increased $12,323 since year-end 2008. In-market deposits increased $47,095, FHLB advances decreased $64,023 and brokered deposits decreased $34,771 during the same period.

•	Net Interest Margin: Net interest margin compressed 6 basis points from the prior quarter to 3.21% mainly due to increased levels of nonaccrual loans and surplus liquidity initiatives.

•	Liquidity: In-market deposits, cash and securities grew while wholesale funding and loans decreased.

Results of Operations

          Net Income (Loss)

Net income (loss) for the third quarter ended September 30, 2009 equaled $(8,412) or $(1.47) per common diluted share as compared to $2,799 or $0.46 per common diluted share in the same period of 2008.

The results for the third quarter 2009 were adversely impacted by a $14,500 provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Also contributing to the loss was a $3,132 non-cash impairment charge related to CDO securities largely reflective of conditions impacting the banking sector leading to deterioration of capital, liquidity and asset quality. For the nine months ended September 30, 2008, net income (loss) equaled $(23,562) or $(4.13) per common diluted share as compared to $7,949 or $1.29 per common diluted share in the same period during 2008. Results for full year 2009 were adversely impacted by a $29,799 provision for loans losses, a $8,451 goodwill impairment charge taken in the second quarter 2009, and a $9,049 impairment on CDO securities.

Return on average equity was (25.47)% for the third quarter 2009 as compared to 9.64% for the same period in 2008. Return on average assets was (2.51)% for the third quarter 2009 compared to 0.83% for the same period in 2008.

Return on average equity was (22.38)% for the nine month period ended September 30, 2009 compared to 9.04% for the same period in 2008. Return on average assets was (2.32)% for the nine month period ended September 30, 2009 compared to 0.78% for the same period in 2008.

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

Fully tax equivalent net interest income for the third quarter 2009 decreased 6.0% to $9,609 as compared to $10,225 for the same period in 2008. The decline in net interest income was due to downward pressure on the net interest margin and interest income lost due to non-accrual loans and loans charged-off.

The net interest margin, on a tax equivalent basis, was 3.21% for the third quarter, representing decreases of 6 basis points from 3.27% recorded in the second quarter of 2009 and 16 basis points from 3.37% recorded in the third quarter of 2008. Downward pressure placed on interest income due to higher nonaccrual loans and re-investing dollars from loan pay downs into the lower yielding investment portfolio, and a decline in loan yields which outpaced the decline in funding costs, led to a reduction in the net interest spread and margin compared with the third quarter 2008. Due largely to the protracted economic downturn, the increase of nonaccrual loans, and the Company’s interest rate sensitivity and liquidity position, the margin will likely remain under pressure through the remainder of 2009 and into 2010.

Fully tax equivalent net interest income for the nine months ended September 30, 2009 totaled $30,113, representing a decrease of $331 or 1.1% compared to the $30,444 earned during the same period in 2008. The decrease in the net interest income is due mainly to the same reasons stated above for the third quarter 2009.

28.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended September 30,

	2009			2008

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net

ASSETS

Interest-earning assets
Interest-earning deposits	$2,783	$17	2.44%	$2,179	$2	0.37%	$2	$13	$15
Securities
Taxable	210,600	2,034	3.83	179,204	2,134	4.75	381	(481)	(100)
Non-taxable	35,683	487	5.42	38,882	548	5.61	(42)	(19)	(61)

Total securities (tax equivalent)	246,283	2,521	4.06	218,086	2,682	4.89	339	(500)	(161)

Federal funds sold	—	—	—	769	12	6.21	(6)	(6)	(12)

Loans
Commercial	142,326	2,143	5.97	181,255	2,749	6.03	(576)	(30)	(606)
Real estate	790,466	10,726	5.38	797,900	12,478	6.22	28	(1,780)	(1,752)
Installment and other	5,530	130	9.31	7,841	151	7.67	(43)	22	(21)

Gross loans (tax equivalent)	938,322	12,999	5.50	986,996	15,378	6.20	(591)	(1,788)	(2,379)

Total interest-earnings assets	1,187,388	15,537	5.19	1,208,030	18,074	5.95	(256)	(2,281)	(2,537)

Noninterest-earning assets
Cash and cash equivalents	54,262			26,357
Premises and equipment, net	30,908			33,472
Other assets	56,948			69,965

Total nonearning assets	142,118			129,794

Total assets	$1,329,506			$1,337,824

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	108,794	148	0.54	104,196	274	1.04	6	(132)	(126)
Money market accounts	146,862	434	1.17	155,965	886	2.26	(66)	(386)	(452)
Savings deposits	89,478	61	0.27	86,303	59	0.27	2	—	2
Time deposits	589,945	4,288	2.88	543,434	5,006	3.67	433	(1,151)	(718)
Federal funds purchased and repurchase Agreements	31,344	39	0.50	42,482	189	1.76	(46)	(104)	(150)
Advances from FHLB	76,266	595	3.10	123,862	838	2.69	(359)	116	(243)
Notes payable & subordinated debt	31,742	363	4.53	42,218	597	5.63	(117)	(117)	(234)

Total interest-bearing liabilities	1,074,431	5,928	2.19	1,098,460	7,849	2.84	(147)	(1,774)	(1,921)

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,778			113,282
Other liabilities	11,244			10,561

Total noninterest-bearing liabilities	124,022			123,843

Stockholders’ equity	131,053			115,521

Total liabilities and stockholders’ equity	$1,329,506			$1,337,824

Net interest income (tax equivalent)		$9,609			$10,225		$(109)	$(507)	$(616)

Net interest income (tax equivalent) to total earning assets			3.21%			3.37%

Interest-bearing liabilities to earning assets	90.49%			90.93%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.

(4)	Loan fees are included in the specific loan category.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Nine Months Ended September 30,

	2009			2008

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net

ASSETS

Interest-earning assets
Interest-earning deposits	$2,738	$27	1.32%	$2,668	$11	0.55%	$1	$15	$16
Securities
Taxable	209,791	6,677	4.26	183,117	6,666	4.88	929	(918)	11
Non-taxable	35,547	1,464	5.51	39,134	1,677	5.72	(149)	(64)	(213)

Total securities (tax equivalent)	245,338	8,141	4.44	222,251	8,343	5.01	780	(982)	(202)

Federal funds sold	—	—	—	2,543	83	4.34	(41)	(42)	(83)

Loans
Commercial	155,655	6,720	5.77	201,767	9,613	6.36	(2,035)	(858)	(2,893)
Real estate	810,025	33,742	5.57	787,267	38,681	6.56	1,118	(6,057)	(4,939)
Installment and other	5,615	387	9.20	9,851	497	6.74	(199)	89	(110)

Gross loans (tax equivalent)	971,295	40,849	5.62	998,885	48,791	6.52	(1,116)	(6,826)	(7,942)

Total interest-earnings assets	1,219,371	49,017	5.38	1,226,347	57,228	6.23	(376)	(7,835)	(8,211)

Noninterest-earning assets
Cash and cash equivalents	40,902			29,708
Premises and equipment, net	31,452			34,442
Other assets	64,003			69,216

Total nonearning assets	136,357			133,366

Total assets	$1,355,728			$1,359,713

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	104,571	481	0.62	107,722	968	1.20	(53)	(434)	(487)
Money market accounts	147,975	1,708	1.54	159,126	3,313	2.78	(298)	(1,307)	(1,605)
Savings deposits	89,391	180	0.27	88,870	262	0.39	(3)	(79)	(82)
Time deposits	595,548	13,501	3.03	555,681	17,048	4.10	861	(4,408)	(3,547)
Federal funds purchased and repurchase Agreements	28,180	111	0.53	44,087	675	2.04	(217)	(347)	(564)
Advances from FHLB	91,277	1,708	2.50	118,772	2,786	3.13	(611)	(467)	(1,078)
Notes payable & subordinated debt	33,291	1,215	4.88	40,870	1,732	5.66	(289)	(228)	(517)

Total interest-bearing liabilities	1,090,233	18,904	2.32	1,115,128	26,784	3.21	(610)	(7,270)	(7,880)

Noninterest-bearing liabilities
Noninterest-bearing deposits	113,965			116,220
Other liabilities	10,781			10,882

Total noninterest-bearing liabilities	124,746			127,102

Stockholders’ equity	140,749			117,483

Total liabilities and stockholders’ equity	$1,355,728			$1,359,713

Net interest income (tax equivalent)		$30,113			$30,444		$234	$(565)	$(331)

Net interest income (tax equivalent) to total earning assets			3.30%			3.32%

Interest-bearing liabilities to earning assets	89.41%			90.93%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.

(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.

(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.

(4)	Loan fees are included in the specific loan category.

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

As of September 30, 2009, the Company increased its allowance for loan losses to $27,965, an increase of $12,947 from December 31, 2008 and $16,504 from September 30, 2008. The allowance for loan losses represented 3.04% of total loans outstanding at September 30, 2009, compared to 1.50% at December 31, 2008 and 1.18% at September 30, 2008.

The provision for loan losses for third quarter 2009 was $14,500, compared to $13,064 and $1,225 for second quarter 2009 and third quarter 2008, respectively. The third quarter 2009 provision for loan loss was driven by higher levels of nonperforming loans, declining real estate values on collateral for certain impaired credits where either new appraisals dictated further impairment charges on collateral-dependent loans or where other loans became totally collateral-dependent and deterioration in other existing relationships leading to adverse risk rating changes.

Net charge-offs for the third quarter 2009 were $13,429 or 1.43% of average loans as compared to $2,180 or 0.22% reported in the second quarter 2009 and $1,306 in net charge-offs reported in the third quarter 2008. Net charge-offs for the nine months ended September 30, 2009 were $16,852 or 1.73% of average loans as compared to $2,151 or 0.22% of average loans for the comparable period in 2008.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. During the third quarter, many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry. This will likely remain to be extremely challenging throughout 2009 and into 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

          Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s increases in cash surrender value on bank-owned life insurance.

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

The following table summarizes the Company’s noninterest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Service charges	$1,756	$1,980	$4,812	$5,491
Mortgage banking income	351	349	1,860	1,184
Bank owned life insurance	248	260	763	767
Securities gains	—	—	246	848
Net impairment on securities	(3,132)	—	(9,049)	—
Gain on sale of OREO	130	122	166	360
Gain (loss) on sale of other assets	9	(33)	117	1,078
Other income	704	916	2,253	3,096

Total noninterest income	$66	$3,594	$1,168	$12,824

Noninterest income decreased $3,528 during the third quarter 2009 as compared to the same period in 2008. Excluding $3,132 of impairment charges taken on securities, noninterest income decreased $396 or 11.0%. This decrease largely stems from reduced consumer spending and the impact on overdraft fees. Further, trust and brokerage fees declined resulting from the impact of selling the wealth management product lines in late 2008 and first quarter 2009.

Noninterest income totaled $1,168 for the nine months ended September 30, 2009, compared to $12,824 for the same period in 2008. Excluding the $8,803 for impairment charges and gain on securities in 2009 and the gain on securities and from the sale of four branches in the 2008, noninterest income decreased $927 or 8.5%. The decrease is partly due to the same reasons as stated above but the negative variances are slightly offset by increased mortgage banking income.

          Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Salaries and employee benefits	$3,931	$3,554	$12,379	$12,876
Occupancy, net	777	761	2,547	2,718
Furniture and equipment	602	649	1,726	2,055
Marketing	191	355	579	906
Supplies and printing	108	101	344	331
Telephone	164	172	654	614
Data processing	374	378	1,136	912
FDIC insurance	538	63	1,877	138
Goodwill impairment	—	30	8,451	724
Amortization of intangible assets	375	458	1,182	1,448
Other expenses	1,931	1,601	5,258	4,937

Total noninterest expense	$8,991	$8,122	$36,133	$27,659

Total noninterest expense for the third quarter 2009 was $8,991, an increase of $869 or 10.7%, compared to $8,122 recorded during the same period in 2008. The increase in expenses was primarily related to salaries and benefits and loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate. Additionally, FDIC insurance premiums increased by $475 during the third quarter due to the Company’s previous year’s credit expiring and higher factor used to calculate amount of insurance premium.

32.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

Noninterest expense totaled $36,133 for the nine months ended September 30, 2009 increasing by $8,474 or 30.6% from the same period in 2008. Excluding nonrecurring charges of $9,627 from 2009 and $1,373 for 2008, noninterest expense levels increased $220 or 0.8% for the first nine months of 2009 as compared to 2008. The increase in expenses was primarily related to salaries and benefits and loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate. This was almost offset by cost savings in occupancy, furniture and equipment and marketing as a result of having fewer locations due to the sale of four branches in the first half of 2008. Additionally, FDIC insurance premiums increased during the nine month period due to the Company’s previous year’s credit expiring and higher factor used to calculate amount of insurance premium.

          Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Income (loss) before income taxes	$(14,017)	$4,229	$(35,262)	$11,997
Applicable income taxes	(5,605)	1,430	(11,700)	4,048
Effective tax rates	40.0%	33.8%	33.2%	33.7%

The Company recorded an income tax benefit of $(5,605) and income tax expense of $1,430 for the three months ended September 30, 2009 and 2008, respectively. Effective tax rates equaled 40.0% and 33.8% respectively, for such periods. The Company recorded an income tax benefit of $(11,700) and income tax expense of $4,048 for the nine months ended September 30, 2009 and 2008, respectively. Effective tax rates equaled 33.2% and 33.7% respectively, for such periods.

With the exception of the three months ended September 30, 2009, the Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The higher effective tax rate for the three months ended September 30, 2009 was due to the taxable loss generating a tax benefit at the combined statutory rate of 38.8% and further increased by the tax-exempt items.

The income tax benefit was generated by the non-cash impairment charges related to CDO securities, the deductible portion of the goodwill impairment charge from the second quarter, and higher provision for loan loss recorded in 2009. The Company recorded a third quarter 2009 income tax benefit of $5,605, as a result of the pre-tax loss of $14,017. It should be noted that $6,545 of the goodwill impairment charge of $8,451 was not deductible for income tax purposes in the year to date tax benefit. Excluding these items, the effective tax rate would have been approximately 30.4% for the three months ended September 30, 2009 and 31.3% for the nine months ended September 30, 2009.

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

Retail generated a loss of $421 or 5.0% of total Segment loss in the third quarter of 2009 as compared to net income of $822 or 29.4% during the same period in 2008. Year to date Retail Segment net loss was $4,553 or 19.3% as compared to net income of $1,543 or 19.4% for the same period in 2008. Retail assets were $243,805 at September 30, 2009, $255,028 at December 31, 2008 and $262,272 as of September 30, 2008. This represented 18.2%, 18.2% and 19.5% of total consolidated assets, respectively.

The major factors impacting results for the third quarter were primarily related to lower net interest income due to pressure on lower loan yields and non-interest income due to reduction in overdraft fees. This reduction in revenue was slightly offset by lower interest expense. The segment was further impacted by higher allocations and non-interest expense.

The change in net income for the nine months ended September 30, 2009 was due to the same reasons as stated above for the quarter but was also largely impacted by higher allocations which are higher because of the goodwill impairment taken in the second quarter.

          Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial showed a loss of $6,501 or 77.3% of total Segment loss in the third quarter of 2009 as compared to a profit of $1,652 or 59.0% of total Segment income during the same period in 2008. Year to date Commercial Segment net loss was $13,483 or 57.2% of total Segment loss as compared to a profit of $5,523 or 69.5% of total Segment income during the same period in 2008. Commercial assets were $778,291 at September 30, 2009, $803,069 at December 31, 2008 and $774,190 as of September 30, 2008. This represented 58.1%, 57.3% and 57.7% of total consolidated assets, respectively.

The large provision for loan losses related to land development, construction and commercial real estate credits contributed to the decline from the third quarter of 2008. Additionally, non-interest expense was higher due to loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate.. Offsetting these negative variances were a decrease in allocations, higher non-interest income and slightly better net interest income related to pricing floors on most new and renewed loans.

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

For the nine months ended September 30, 2009, the decrease in net income was due mainly to higher allocations from the goodwill impairment taken in the second quarter and the larger provision for loan loss taken over the course of the nine months. This was slightly offset by a stronger net interest margin and lower non-interest expenses.

          Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio and acquiring wholesale funding for loan activity. Additionally, this area is responsible for assisting in the management of the Company’s liquidity and interest rate risk. Treasury generated a loss of $1,490 or 17.7% of total Segment net loss in the third quarter of 2009 and a net income of $325 or 11.6% of total Segment net income during the same period in 2008. Year to date Treasury Segment net loss was $5,526 or 23.5% of total Segment net loss as compared to a profit of $883 or 11.1% of total Segment net income for the same period in 2008. Treasury assets were $257,302 at September 30, 2009, $277,597 at December 31, 2008 and $247,073 at September 30, 2008. This represented 19.2%, 19.8% and 18.4% of total consolidated assets, respectively.

Results for Treasury were impacted by the non-cash impairment charge for securities of $3,132 during the third quarter 2009. Additionally, net interest income is higher while the net allocations are lower.

Net income for the first nine months of 2009 decreased in comparison to 2008 mainly due to the decrease in non-interest revenue from the $9,049 non-cash impairment and reduction in gain on sales of securities from 2008. This was further impacted by higher allocations from the goodwill impairment taken in the second quarter 2009 and higher other non-interest expense. These negative effects were offset slightly by an increase in net interest income.

Financial Condition

          General

Following are highlights of the September 30, 2009 balance sheet when compared to December 31, 2008:

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

Securities at September 30, 2009 totaled $273,085 as compared to $252,562 recorded at December 31, 2008. This represents an increase of $20,523 or 8.1%. To enhance the Company’s liquidity position, the increase in securities is attributed to reinvesting dollars from the loan portfolio in instruments with shorter durations.

At quarter-end, the Company held nine pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $16,494 and fair value of $12,509. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

35.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

Per guidance and rulings issued by the Financial Accounting Standards Board (“FASB”) regarding the recognition and presentation of Other-Than-Temporary Impairments, codified as ASC 320-10, the Company recorded for the third quarter 2009 a $3,132 pre-tax non-cash impairment charge based upon management’s determination that five trust preferred securities with an aggregate cost before impairment of $13,632 were other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals in the third quarter. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

Management has determined that the remaining $5,994 of trust-preferred securities is deemed to be only temporarily impaired at quarter-end. An unrealized loss of approximately $2,441 associated with all trust preferred securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

          Loans. Outstanding loans totaled $921,340 at September 30, 2009 which compared to $1,004,390 at December 31, 2008, representing a decrease of $83,050 or 8.3% due to a combination of normal attrition, pay-downs, and loan charge-offs. The decrease was largely concentrated in commercial lending, commercial real estate, and construction land development and residential mortgages and part of the Company’s strategy to reduce balance sheet risk by shrinking the loan portfolio. Due to economic conditions, the number of loan applications are decreasing and many borrowers are trying to reduce the amount of debt they have outstanding in order to reduce their interest expense.

          As of September 30, 2009, the Company had 16.5% of its total loan portfolio invested in real estate construction and development loans and 48.3% invested in commercial real estate (excluding construction and development).

          The Company does not have any material direct exposure to sub-prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in locally known markets.

          Deposit. Total deposits equaled $1,061,543 at September 30, 2009 compared to $1,049,220 recorded at December 31, 2008 representing an increase of $12,323 or 1.2%. In-market deposits increased $47,588 due to an increase in certificates of deposits and savings accounts. Wholesale funding decreased $98,794 as $34,771 in maturing brokered certificates of deposits and $64,023 in FHLB advances were not replaced. Non-interest bearing deposits were 10.2% of total deposits at September 30, 2009 as compared to 11.3% recorded at December 31, 2008.

          Goodwill. Goodwill was $15,880 as of September 30, 2009 as compared to $24,494 recorded at December 31, 2008. U.S. Generally Accepted Accounting Principles requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2008. Results for that test indicated no impairment since the fair value of the reporting unit exceeded its carrying value. Due primarily to the deterioration in the general economic environment, the resulting decline in the Company’s share price and market capitalization, and in conjunction with the decline in earnings and increase in nonperforming loans, the Company recorded in the second quarter of 2009 a non-cash charge of $8,451 for impairment of goodwill recorded at Centrue Bank. There was no additional goodwill impairment taken in the third quarter of 2009 and the Company will conduct its annual impairment test during the fourth quarter 2009. However, if the economy remains stressed and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

This non-cash impairment charge had no effect on liquidity, cash flows, operations, tangible book value, or regulatory capital ratios at Centrue Bank or Centrue Financial Corporation. The impairment charge represented 34.5% of the $24,494 in total goodwill (prior to impairment charge being taken) as of December 31, 2008 and the net goodwill after the impairment is now $15,880. The goodwill was primarily associated with the November 2006 merger of Centrue Financial Corporation and UnionBancorp, Inc.

          Other Assets. Other assets equaled $25,486 at September 30, 2009 compared to $15,445 recorded at December 31, 2008, representing an increase of $10,041 or 39.4%. The majority of this increase was related to the deferred tax asset which has grown primarily due to the level of loan loss provisions incurred and the OTTI impairment on the CDO securities.

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

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to collectability on a case-by-case basis. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring or judicial collection actions.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters.

	2009			2008

	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,

Nonaccrual loans	$75,973	$67,162	$15,398	$10,318	$12,487
Troubled Debt Restructurings	684	584	75	—	—
Loans 90 days past due and still accruing interest	—	—	—	—	—

Total nonperforming loans	76,657	67,746	15,473	10,318	12,487

Other real estate owned	13,961	13,582	12,772	12,723	12,445

Total nonperforming assets	$90,618	$81,328	$28,245	$23,041	$24,932

Nonperforming loans to total end of period loans	8.32%	7.10%	1.57%	1.03%	1.28%
Nonperforming assets to total end of period loans	9.84%	8.53%	2.87%	2.29%	2.56%
Nonperforming assets to total end of period assets	6.77%	6.19%	2.06%	1.64%	1.87%

Total nonperforming assets were $90,618, or 6.77% of total assets, at September 30, 2009. This included $684 in troubled debt restructurings, $13,961 of foreclosed assets and repossessed real estate, and $75,973 of nonaccrual loans. The majority of the other real estate owned is comprised of three parcels (commercial development, commercial real estate and residential real estate) which account for 91.1% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 67.1% of total nonaccrual loans at September 30, 2009 were concentrated in land, construction and commercial real estate credits. Additionally, 80.5% of total nonaccrual loans represented loans to 15 borrowers.

37.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at September 30, 2009 increased $8,911 or 13.2% from June 30, 2009 levels and $66,339 or 642.9% from the $10,318 that existed at December 31, 2008. The increase in nonperforming loans was concentrated in land development, construction and commercial real estate credits as a result of the deterioration of general economic conditions, the ongoing implementation of action plans on previously identified relationships, and the identification of several additional deteriorating relationships.

The level of nonperforming loans to total end of period loans was 8.32% at September 30, 2009, as compared to 7.10% at June 30, 2009 and 1.03% at December 31, 2008. As a result of the increase in nonperforming loans, the allowance to nonperforming loan coverage ratio was reported at 36.48% as of September 30, 2009 as compared to 145.55% as of December 31, 2008 and 39.70% as of June 30, 2009.

          Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrower’s projects in current economic environment. Currently, management has identified $32,060 of loans that are currently performing and on accrual status but due to economic conditions facing these borrowers, were classified by management as impaired. The new relationships identified during this period were $13,857. Of the $32,060, four large relationships make up 95% of these loans. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $5,531 at September 30, 2009 as compared to $9,181 at December 31, 2008. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

          Allowance for Loan Losses

At September 30, 2009, the allowance for loan losses was $27,965 or 3.04% of total loans as compared to $26,894 or 2.82% at June 30, 2009 and $15,018 or 1.50% of total loans at December 31, 2008. In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the following:

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

Based on an estimation computed pursuant to the requirements published by accounting standards committees, the analysis of the allowance for loan losses consists of three components:

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

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential real estate and commercial development exposures. During the third quarter, many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry. This will likely remain to be extremely challenging throughout 2009 and into 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

          Liquidity

The Company has taken steps to strengthen its liquidity position during the first nine months of 2009 by reducing reliance on wholesale funding sources and reinvesting loan paydowns into securities. As total deposits increased $12,323 during this period, in-market deposits increased $47,095, while total out-of-market deposits decreased by $98,794 as FHLB advances decreased $64,023 and brokered deposits decreased $34,771. Our average cash and due from banks grew to $57,045 as of September 30, 2009 from $28,120 as of December 31, 2008. In comparison to September 30, 2008, it was $28,536.

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

39.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At September 30, 2009, the Company maintained significant unused borrowing capacity from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $11,011 from December 31, 2008 to September 30, 2009.

During the first nine months of 2009, the Company experienced net cash inflows of $39,952 in investing activities due to maturities and calls on securities along with a reduction in loans and $15,766 in operating activities. In contrast, net cash outflows of $44,707 were used in financing activities largely due to the repayment on funding primarily FHLB advances.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2009.

	Payments Due by Period

	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total

Contractual Obligations

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	667	2,366	2,097	5,500	10,630
Certificates of deposit	427,646	172,734	19,570	109	620,059
Operating leases	298	612	613	306	1,829
Severance payments	12	—	—	—	12
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	5,201	51,000	15,061	5,000	76,262

Total contractual cash obligations	$433,824	$226,980	$37,341	$31,785	$729,930

40.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

	Amount of Commitment Expiration Per Period

	Within 1 Year	After 1 – 3 Years	4 – 5 Years	5 Years	Total

Off-Balance Sheet Financial Instruments
Lines of credit	$138,855	$6,813	$959	$22,351	$168,978
Standby letters of credit	6,990	6,395	—	1,715	15,100

Total contractual cash obligations	$145,845	$13,208	$959	$24,066	$184,078

Capital Resources

          Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at September 30, 2009 was $127,066, an increase of $11,158 or 9.63%, from December 31, 2008. The change in stockholders’ equity was largely the result of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (the “CPP” program) partially offset by year-to-date losses incurred. Average quarterly equity as a percentage of average quarterly assets was 9.86% at September 30, 2009, compared to 8.82% at December 31, 2008. Book value per common share equaled $15.54 at September 30, 2009 compared to $19.14 at December 31, 2008. Tangible book value per common share equaled $11.60 at September 30, 2009 compared to $13.57 at December 31, 2008.

          Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

          Capital Measurements

As discussed in Note 8, the Company’s current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 11.0% and 13.2%, respectively, at September 30, 2009. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company’s capital ratios:

	Sep 30,	December 31,		Minimum Capital	Well Capitalized
	2009	2008	2007	Ratios	Ratios

Tier 1 risk-based capital	$115,700	$105,581	$101,831
Tier 2 risk-based capital	23,388	23,237	10,755

Total capital	$139,088	$128,818	$112,586

Risk-weighted assets	$1,056,502	$1,058,969	$1,102,602

Capital ratios:
Tier 1 risk-based capital	11.0%	10.0%	9.2%	4.0%	6.0%
Total risk-based capital	13.2%	12.2%	10.2%	8.0%	10.0%
Leverage ratio	8.9%	8.1%	7.7%	4.0%	5.0%

41.

Centrue Financial Corporation
Item 2. Management’s Discussion and analysis of Financial Condition and results of Operations
(In Thousands, Except Share and Per Share Data)

Based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles, the preceding ratios include a reduction of 70 basis points in the total risk-based and tier 1 risk-based capital ratios and 56 basis points in the leverage ratio related to a disallowance of $7,300, or approximately 49.4% of the Company’s deferred tax assets.

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

Centrue Financial Corporation
Item 3. Quantitative and Qualitative disclosures About Market Risk
(In Thousands, Except Share and Per Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2009 and December 31, 2008, respectively:

		Change in Net Interest Income Over One Year Horizon

		September 30, 2009		December 31, 2008

		Change		Change

		$	%	$	%

+	200 bp	$(996)	(2.67% )	$728	2.08%
+	100 bp	(822)	(2.20)	295	0.84
+	50 bp	(357)	(0.96)	166	0.47

	Base	—	—	—	—

-	50 bp	1,203	3.22	(179)	(0.51)

As shown above, the Company’s model at September 30, 2009, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $996 or 2.67%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $1,203 or 3.22%. If rates increase approximately 250 basis points, there would be no impact to net interest income. Above a 250 basis point increase, there would be a positive impact to earnings.

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

45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: November 9, 2009	By:	/s/ Thomas A. Daiber

Thomas A. Daiber
President and Principal Executive Officer

Date: November 9, 2009	By:	/s/ Kurt R. Stevenson

Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

46.