Form 10-K
period 2009-12-31
CENTRUE FINANCIAL CORP
filed 2010-03-26
CIK 1019650

Securities And Exchange Commission

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Yes ☐     No ☑.

As of March 01, 2010, the Registrant had issued and outstanding 6,043,176 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009, the last business day of the Registrant’s most recently completed second quarter, was $15,648,071.*

*
Based on the last reported price of $4.43 of an actual transaction in the Registrant’s Common Stock on June 30, 2009, and reports of beneficial ownership filed by directors and executive officers of the Registrant.  Shares of Common Stock held by any executive officer or director of the Registrant have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used in this report, the terms “we,” “us,” “our,” “Centrue” and the “Company” mean Centrue Financial Corporation and its subsidiary, unless the context indicates another meaning, and the term “Common Stock” means our common stock, par value $1.00 per share.

CENTRUE FINANCIAL CORPORATION
Form 10-K Index

THIS PAGE INTENTIONALLY

LEFT BLANK

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Item 1.	Business

The Company

Centrue Financial Corporation

Centrue Financial Corporation (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $1.313 billion at year-end 2009 and is headquartered in St. Louis, Missouri. The Company provides a full range of banking services to individual and corporate customers extending from western and southern suburbs of the Chicago metropolitan area across Central Illinois down to metropolitan St. Louis area.

The Company operates one wholly owned subsidiary: Centrue Bank (the “Bank”), employing 304.5 full-time equivalent employees at December 31, 2009. The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2009, the Bank had $1.281 billion in total assets, $1.058 billion in total deposits, and thirty offices (twenty-seven full-service bank branches and three back-room sales support non-banking facilities) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.

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

Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), effective March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, and future action stemming from the Act, is expected to continue to significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

1.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Supervision And Regulation

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service, state taxing authorities, and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank. See also “Recent Developments” under Management’s Discussion and Analysis.

The Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of operations and such additional information as the Federal Reserve may require. The Company is also subject to regulation by the IDFPR under the Illinois Bank Holding Company Act, as amended.

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

2.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and the operation of mortgage banking and brokerage businesses. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

In November 1999, the GLB Act was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination.

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

3.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

As of December 31, 2009, the Company had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

Company	11.34%	7.10%

The risk-based capital ratio and the leverage capital ratio were 3.34% and 3.10% respectively, in excess of the Federal Reserve’s minimum requirements. See Note 18 in the Notes in Consolidated Financial Statements for further information.

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

As a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the U. S. Department of Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Plan (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company’s common stock in excess of $0.14 per share per quarter, as adjusted for any stock dividend or stock split. This restriction no longer applies on the earlier to occur of January 9, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions. On August 10, 2009, the Company announced that it would defer scheduled interest payments on the $29.9 million in principal outstanding Series C, fixed rate cumulative, perpetual preferred stock.

4.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Sarbanes-Oxley section 404 requires significant oversight of a public company’s internal control over the financial statements. The rules also require them to provide management’s report on internal control over financial reporting by December 31, 2009. The rule further requires a filer to have an external auditor’s attestation report on internal control over financial reporting as of December 31, 2009. During 2009, the Company incurred additional expenses to comply with the provisions of the Sarbanes-Oxley Act.

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

The Company participated in the TARP CPP and on January 9, 2009, completed the sale of $32.7 million in preferred shares to the Treasury. The Company issued the Preferred Shares (32,668 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C ), with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share (the “Warrant”).

The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. Both the Preferred Shares and the Warrant will be accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Preferred Shares, may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators. In addition, if dividends on the Preferred Shares are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors. The Treasury’s right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

5.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

ARRA was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the TARP CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA include, among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments” to certain employees, the establishment by publicly registered TARP CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid.

On October 22, 2009, the Federal Reserve issued proposed guidance for structuring incentive compensation arrangements at all financial institutions. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the institution to material amounts of risk.

The Bank

Centrue Bank

The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.

Deposit Insurance. As an FDIC-insured institution, pursuant to a risk-based assessment system, the Bank is required to pay deposit insurance premium assessments to the Deposit Insurance Funds. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the base limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The increase is effective on a temporary basis until December 31, 2013.

Under the FDIC’s risk-based assessment regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the deposit insurance fund at the reserve ratio designated by the FDIC. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Generally, deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as the Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

Due to a decrease in the reserve ratio of the deposit insurance fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates varied depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.

6.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

On May 22, 2009, the FDIC also imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $0.6 million.

On November 12, 2009, the FDIC adopted the final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at a five percent annual rates uniformly by three basis beginning in 2011. Based on the Bank’s risk rating, no prepayment of these assessments was required.

On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC provides full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Bank did not opt out of the Transaction Account Guarantee portion of the TGLP. The Transaction Account Guarantee was to expire on December 31, 2009, but has been extended until June 30, 2010. Through December 31, 2009, participating institutions were assessed a 10 basis point surcharge on the portion of eligible accounts that exceed the general limit on deposit insurance coverage. After December 31, 2009, participating institutions will be assessed 15 to 25 basis points depending on the risk category assigned to the institution. All insured depository institutions currently participating may opt out of participation in the extended period. The Bank has elected to continue its participation in the Transaction Account Guarantee program.

Also pursuant to the TLGP, the FDIC will guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”). The Company and the Bank opted out of the Debt Guarantee portion of TLGP.

In 2006, the FDIC adopted a final rule allocating a one-time assessment credit among insured financial institutions. This credit may be used to offset deposit insurance assessments (not to include FICO assessments) beginning in 2007. The Company began taking advantage of this credit in 2007 and realized benefits from this credit thru the second quarter of 2009.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2009, the FICO assessment rate for DIF members ranged between approximately 0.0102% of deposits and approximately 0.0114% of deposits. During the year ended December 31, 2009, the Bank paid FICO assessments totaling $0.1 million.

7.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

For the first quarter of 2010, the rate established by the FDIC for the FICO assessment is 0.0106% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2009, the Bank paid supervisory assessments to the IDFPR totaling $0.2 million.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see “—The Company—Capital Requirements”).

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

During the year ended December 31, 2009, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2009, the Bank had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

The Bank	11.13%	7.60%

The risk-based capital ratio and the leverage capital ratio are 3.13% and 3.60% in excess of the Federal Reserve’s minimum requirements. See Note 18 in the Notes in Consolidated Financial Statements for further information.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2009, the Bank was considered well capitalized.

8.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Regulatory Agreements. On December 18, 2009, the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “Federal Reserve-Chicago”) and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These prohibited actions include, among other things, the Bank paying dividends to the Company, the Company paying dividends on its common or preferred stock, the Company increasing its debt level and the Company redeeming or repurchasing any shares of its stock.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed such bank’s calendar year-to-date net income plus such bank’s retained net income for the two preceding calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, notwithstanding the availability of funds for dividends, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As discussed above, the Agreement requires the Bank to obtain the prior written consent of the Federal Reserve-Chicago for the payment of dividends. During 2010, the Bank will not be expected to pay dividends.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from the banks with which the Bank maintains a correspondent relationship.

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

9.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Additionally, the Bank has authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals.

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

10.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Reserve Requirement. Federal Reserve regulations, as presently in effect, require depository institutions including the Bank to maintain cash reserves against their net transaction accounts (primarily NOW and regular checking accounts). Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves.

EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the board of directors. In addition to the information provided in the 2010 Proxy Statement, the names and ages of the executive officers of the Company, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

Thomas A. Daiber, 52, is the President & Chief Executive Officer of Centrue Financial Corporation and the Bank. Mr. Daiber joined the former Centrue Financial in October of 2002 as its President and Chief Executive Officer.

Kurt R. Stevenson, 43, is the Senior Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and the Bank and has held that role since 2003.

Everett J. Solon, 57, is the Market President for the Bank’s Streator, Dwight, Ottawa and Peru locations, a position held since 2003. In 2007, he also acted as the Bank’s Head of Mortgage Banking.

Robert L. Davidson, 64, is the Bank’s Executive Vice President, Chief Investment Officer and ALCO Manager, a position held since January of 2006. He had previously served as the Bank’s Senior Vice President, Chief Investment Officer and ALCO Manager since 2001.

Roger D. Dotson, 62, is the Bank’s Executive Vice President, a position held since late 2007. In 2009, he was also named the Head of Operations. In this capacity, he is responsible for oversight in the operations, IT, deposit operations, and loan operations areas. He had previously served as the Bank’s Head of Retail Banking. Mr. Dotson joined the former Centrue Bank as their Regional President in 2005. Prior to joining the Bank, Mr. Dotson served as the President & CEO of Illinois Community Bank located in Effingham, Illinois.

Heather M. Hammitt, 35, is the Bank’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined the Bank in March of 1998 and has served in various positions of management in the human resources department during that time.

Kenneth A. Jones, 46, is the Bank’s Executive Vice President & Chief Credit Officer. Mr. Jones joined the Bank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.

James J. Kerley, Jr., 61, is the Bank’s Executive Vice President & Senior Lender. Prior to joining the Bank in May of 2009, Mr. Kerley was an agent with Fiduciary Asset Management, an investment management firm, since 1999 and was also a partner of KD Advisory LLC, a consulting firm providing workout services to banks, since 2007.

Diane F. Leto, 48, is the Bank’s Executive Vice President & Chief Risk Officer. She had previously served as the Bank’s Executive Vice President & Head of Operations through year-end 2008. She has been with the Bank since June of 2004.

Ricky R. Parks, 44, is the Market President for the Bank’s Fairview Heights, Aviston, Belleville, Effingham and St. Rose locations. Mr. Parks joined the former Centrue Bank in January of 2004 as a Senior Vice President and Senior Lender and in October of 2004 was named its Regional Bank President.

11.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Mary Jane Raymond, 53, is the Bank’s Executive Vice President & Head of Retail Banking. Ms. Raymond joined the former Centrue Bank in March of 2005 as a Vice President/Regional Sales Manager. Prior to joining the former Centrue Bank, Ms. Raymond worked as a Vice President for Regions Bank from May of 1997 to March of 2005.

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

In 2009 and continuing in 2010, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

The EESA authorizes the U. S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, which the Company participated in, the U. S. Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until December 31, 2013 and is not covered by deposit insurance premiums paid by the banking industry. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Common Stock.

12.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

Managing the Company’s allowance for loan losses is based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, and (6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. Although the Company believes that the allowance for loan losses is adequate, there can be no assurance that such allowance will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the allowance for loan losses would result in a material decrease in the Company’s net income, and possibly its capital, among other adverse consequences.

We are subject to lending risk.

As of December 31, 2009 approximately 81.48% of the Company’s loan portfolio consisted of commercial, financial, and agricultural, real estate construction, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. In addition, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company’s loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.

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

13.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

Decline in the Company’s stock price could require a write-down of some portion or all of the Company’s goodwill.

If the Company’s stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company’s tangible book value. Such write off would reduce earnings in the period in which it is recorded. The Company’s stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company’s performance. A write-down of goodwill could have a material adverse effect on the Company’s results of operations.

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

Future growth or operating results may require the Company to raise additional capital but that capital may not be available or it may be dilutive.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company’s future operating results erode capital or the Company elects to expand through loan growth or acquisition it may be required to raise capital. The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from other real estate owned (“OREO”) fair value appraisals.

The Company’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009.

14.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Company’s OREO properties.

Overdraft regulation could have an adverse effect on the Company.

The Federal Reserve has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. Such change could adversely affect the level of the Company’s overdraft fees.

The Company and the Bank may not be able to realize the benefit of deferred tax assets.

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is a bank holding Company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2009, the Company’s subsidiary had deposits and other liabilities of $1.14 billion.

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

15.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company’s interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on the Company’s balance sheet. See Part II sections “Net Interest Income” and “Interest Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion related to the Company’s management of interest rate risk.

Mergers and Acquisitions may disrupt our business and dilute stockholder value.

The Company regularly evaluates mergers and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. The Company seeks merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring or merging with other banks, businesses, and acquiring branches involves potential adverse impact to the Company’s financial results and various other risks commonly associated with mergers and acquisitions, including, among other things:

●	difficulty in estimating the value of the target company;
●	payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term;
●	potential exposure to unknown or contingent liabilities of the target company;
●	exposure to potential asset quality issues of the target company;
●	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
●	difficulty and expense of integrating the operations and personnel of the target company;
●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
●	potential disruption to the Company’s business;
●	potential diversion of the Company’s management’s time and attention;
●	the possible loss of key employees and customers of the target company; and
●	potential changes in banking or tax laws or regulations that may affect the target company.

16.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

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

None.

17.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Item 2.	Properties

At December 31, 2009, the Company operated thirty offices (twenty-six full-service bank branches and three back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in St. Louis, Missouri. All of the Company’s offices are owned by the Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois, one in St. Clair County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.

Affiliate	Markets Served	Property/Type Location

The Company		Administrative Office: St. Louis, MO

Centrue Bank	Bureau, Champaign, Clinton, DeKalb, Effingham, Grundy, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois	Main Office: Streator, IL Twenty-six full-service banking offices and three non-banking offices located in markets served.

	St. Louis County in Missouri	One full-service banking office

In addition to the banking locations listed above, the Bank owns twenty-seven automated teller machines, all of which are housed within banking offices.

At December 31, 2009 the properties and equipment of the Company had an aggregate net book value of approximately $30.3 million.

Item 3.	Legal Proceedings

Neither the Company nor its subsidiary are involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company’s consolidated financial condition.

Item 4.	Reserved

18.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was held by approximately 887 stockholders of record as of March 1, 2010, and is traded on The NASDAQ Stock Market under the symbol “TRUE.” The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales		Cash Dividends
	High	Low
2009
First Quarter	$6.95	$2.76	$0.07
Second Quarter	6.89	4.07	0.01
Third Quarter	5.74	2.92	0.00
Fourth Quarter	3.79	1.00	0.00

2008
First Quarter	$22.94	$17.26	$0.13
Second Quarter	19.90	11.03	0.14
Third Quarter	16.00	9.12	0.14
Fourth Quarter	14.57	5.70	0.14

The holders of the Common Stock are entitled to receive dividends as declared by the board of directors of the Company, which considers payment of dividends quarterly. Upon the consummation of an acquisition in 1996, preferential dividends were required to be paid or accrued quarterly, with respect to the outstanding shares of Preferred Stock. In preparation for participation in the U. S. Department of the Treasury’s Capital Purchase Program, the Company has added a Fixed Rate Cumulative Preferred Stock, Series C. This preferred securities series issued by the Company will pay cumulative dividends of 5% a year for the first five years and 9% thereafter.

The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. As discussed on page 9, the Bank is prohibited from paying dividends to the Company. In determining cash dividends, the board of directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. The Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

Prior to the second quarter of 2009, the Company had paid regular cash dividends on the Common Stock since it commenced operations in 1982. The Bank is prohibited from paying dividends as discussed on page 9. Beginning with the third quarter of 2009, the Company suspended payment of its Common Stock cash dividends. Once the Agreement is lifted, the Bank can return to paying dividends to the Company. However, there can be no assurance that the Company will promptly return to paying any such dividends. The timing and amount of any future dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Bank, as well as the general economic conditions and other relevant factors affecting the Company and the Bank. Per the Company’s debt agreement with Cole Taylor Bank, the Company cannot declare or pay dividends in excess of 40% of the then current year’s earnings without prior consent. In addition, the terms of the Series A Preferred Stock, and the Series B Preferred Stock issued to certain preferred stockholders prohibit the payment of dividends by the Company on the Common Stock during any period for which dividends on the respective series of Preferred Stock are in arrears. Additionally, the securities purchase agreement, between the Company and the Treasury limits the payment of dividends on the Common Stock to the current quarterly cash dividend of $0.14 per share.

19.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the NASDAQ Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2005 and ending on December 31, 2009. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.

COMPARISON OF CUMULATIVE TOTAL RETURN
(ASSUMES $100 INVESTED ON JANUARY 1, 2005)

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Centrue Financial Corporation	100.00	102.29	95.72	113.51	32.35	13.87
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Midwest Bank	100.00	96.36	111.38	86.81	57.11	48.40

20.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

Item 6.	Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2009:

	2009	2008	2007	2006	2005
Statement of Income Data
Interest income	$63,245	$73,518	$83,576	$43,858	$34,697
Interest expense	24,562	33,944	44,735	21,351	13,704
Net interest income	38,683	39,574	38,841	22,507	20,993
Provision for loan losses	52,049	8,082	675	(1,275)	250
Net interest income (loss) after provision for loan losses	(13,366)	31,492	38,166	23,782	20,743
Noninterest income	711	13,409	15,665	6,688	6,298
Noninterest expense	46,658	35,745	37,333	22,723	21,343
Income (loss) before income taxes	(59,313)	9,156	16,498	7,747	5,698
Income taxes (benefit)	(21,234)	2,766	5,175	2,145	1,319
Income (loss) from continuing operations (after taxes)	(38,079)	6,390	11,323	5,602	4,379
Loss on discontinued operations	—	—	—	(415)	(206)
Net income (loss)	$(38,079)	$6,390	$11,323	$5,187	$4,173
Preferred stock dividends	1,810	207	207	207	207
Net income (loss) for common stockholders	$(39,889)	$6,183	$11,116	$4,980	$3,966

Per Share Data
Basic earnings (loss) per common shares from continuing operations	$(6.61)	$1.02	$1.75	$1.31	$1.06
Basic earnings (loss) per common share	(6.61)	1.02	1.75	1.21	1.01
Diluted earnings (loss) per common share from continuing operations	(6.61)	1.02	1.74	1.30	1.04
Diluted earnings (loss) per common share	(6.61)	1.02	1.74	1.20	0.99
Dividends per common stock	0.08	0.55	0.51	0.48	0.44
Dividend payout ratio for common stock	NM	53.71%	29.17%	27.05%	43.39%
Book value per common stock	$13.15	$19.14	$19.50	$18.23	$17.23
Basic weighted average common shares outstanding	6,035,598	6,033,896	6,341,693	4,119,235	3,943,741
Diluted weighted average common shares outstanding	6,035,598	6,042,296	6,380,659	4,163,836	4,002,908
Period-end common shares outstanding	6,043,176	6,028,491	6,071,546	6,455,068	3,806,876

Balance Sheet Data
Securities	$275,483	$252,562	$249,331	$298,692	$196,440
Loans	885,095	1,004,390	957,285	836,944	417,525
Allowance for loan losses	40,909	15,018	10,755	10,835	8,362
Total assets	1,312,684	1,401,881	1,364,999	1,283,025	676,222
Total deposits	1,054,689	1,049,220	1,033,022	1,026,610	543,841
Stockholders’ equity	112,614	115,908	118,876	118,191	66,075

Earnings Performance Data
Return on average total assets	(2.82)%	0.47%	0.85%	0.69%	0.63%
Return on average stockholders’ equity	(27.80)	5.43	9.53	6.69	6.06
Net interest margin ratio	3.26	3.32	3.35	3.41	3.56
Efficiency ratio (1)	71.21	64.32	66.67	76.81	77.78

Asset Quality Ratios
Nonperforming assets to total end of period assets	7.40%	1.64%	0.51%	1.08%	0.62%
Nonperforming loans to total end of period loans	9.14	1.03	0.43	1.40	0.96
Net loan charge-offs to total average loans	2.74	0.38	0.08	0.22	0.39
Allowance for loan losses to total loans	4.62	1.50	1.12	1.29	2.00
Allowance for loan losses to nonperforming loans	50.59	145.55	262.96	92.14	208.84

Capital Ratios
Average equity to average assets	10.14%	8.69%	8.90%	10.35%	10.39%
Total capital to risk adjusted assets	11.34	12.18	10.23	11.94	13.33
Tier 1 leverage ratio	7.10	8.10	7.69	7.90	9.03

(1)
Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses and gains on sale of assets.

NM	Not meaningful.

21.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2007 through 2009 and Consolidated Statements of Financial Condition as of December 31, 2009 and 2008. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

Management’s discussion and analysis (“MD&A”) should be read in conjunction with “Selected Consolidated Financial Data,” the consolidated financial statements of the Company, and the accompanying notes thereto. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis. All financial information in the following tables are displayed in thousands (000s), except per share data.

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

Critical Accounting Policies and Estimates

Note 1 to our Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. The policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

22.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for probably loan losses charged to expense, which represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses is based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board guidance and rules stating that the analysis of the allowance for loan losses consists of three components:

●
Specific Component. The specific credit allocation component is based on an analysis of individual loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification for which the recorded investment in the loan exceeds its fair value. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values;

●
Historical Loss Component. The historical loss component is based statistically on using a loss migration analysis that examines historical loan loss experience for each loan category. The loss migration is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume. The methodology utilized by management to calculate the historical loss portion of the allowance adequacy analysis is based on historical losses. During 2009, this historical loss period migrated from a rolling twenty quarters average (5 years) to a weighted twelve-quarter average (3 years). This migration reflects the increasing economic risk and higher losses being experienced in the portfolio; and

●
Qualitative Component. The qualitative component requires qualitative judgment and estimates reserves based on general economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

To the extent actual outcomes differs from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

23.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Securities: Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost  that are other than temporary are reflected as realized losses. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred collateralized debt obligations (“CDO”). These securities were historically priced using Level 2 inputs. However, during 2008, the decline in the level of observable inputs and market activity for CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. The following information is incorporated into the pricing model utilized in determining individual security valuations:

●	historical and current performance of the underlying collateral;
●	deferral/default rates;
●	collateral coverage ratios;
●	break in yield calculations;
●	cash flow projections;
●	required liquidity and credit premiums; and
●	financial trend analysis with respect to the individual issuing financial institutions and insurance companies.

Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

For additional discussion on securities, see Notes 3 and 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Goodwill: Goodwill and other intangible assets are reviewed annually for potential impairment on December 31 or more often if events or circumstances indicate that they may be impaired. Goodwill was tested for impairment at the reporting unit level as of June 30, 2009 and a total impairment loss was recorded as a result of management’s determination that the carrying amount of goodwill exceeded its implied fair value. The Company’s market price per share had continued to be less than its stockholders’ common equity as the Company’s stock continued to trade at a price below its book value. At the same time, the Bank’s operating losses, primarily driven by the deterioration of the real estate markets, decreased as nonperforming assets, particularly loans and related charge-offs increased. The Company engaged an independent third party to test for impairment of its goodwill using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step included a screen for potential impairment and the second step measured the amount of impairment.

The first step of the June 30, 2009 analysis used both an income and market approach as part of that analysis. The income approach was based on discounted cash flows, which were derived from internal forecasts and economic expectations for the Bank reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach calculated the change of control price a market participant could have been reasonably expected to pay for the Bank by adding a change of control premium. The results of the first step of the analysis indicated that the Bank’s carrying value exceeded its fair value, which indicated that an impairment existed and required that the Company perform the second step of the analysis to determine the amount of the impairment. The second step of the analysis measures the amount of impairment and involved a valuation of all of the assets of the Bank as if it had just been acquired and comparing the resultant goodwill with the actual carrying amount of goodwill. The results of the second step of the analysis determined that goodwill was impaired, which resulted in the pre-tax impairment charge of $8.5 million.

24.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The Company performed its annual goodwill impairment analysis at the reporting unit as of December 31, 2009. The analysis was performed using the same independent third party, with updated projections and information, utilizing the same steps as described for the June 30, 2009 test. Based on the results of the first step of the analysis, the Company identified potential impairment associated with the Company’s goodwill. The Company performed another step two analysis, using the same steps as described for the June 30, 2009 test, and compared the resultant goodwill with the actual carrying amount of goodwill as of the December 31, 2009 balance sheet. The result of the second step of the analysis determined no additional impairment since the fair value of the balances supported the level of goodwill carried as of December 31, 2009. However, if the economy remains stressed, the Bank’s operating losses continue and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

Deferred Income Taxes: Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2009 and determined that no valuation allowance was necessary. An allowance was previously established upon the merger of UnionBancorp, Inc. with Centrue Financial Corporation for the portion of federal net operating loss carryforward that will expire unused under Section 382 of the Internal Revenue Code. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings up until the current year, is well-capitalized, and has positive expectations regarding future taxable income. In addition, the entire current year net taxable loss can be carried back to offset taxable income in both 2007 and 2008, with the exception of the State of Illinois loss which must be carried forward and can be used over a twenty year carry forward period. The deferred tax balance also includes an Alternative Minimum Tax credit carryforward which does not expire as well as a donation carryforward which has a five year expiration.

The deferred tax asset will be analyzed quarterly to determine if a valuation allowance is warranted. However, there can be no guarantee that a valuation allowance will not be necessary in future periods. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, the Company considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

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

25.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Merger, Acquisition and Divestiture Activity

On January 23, 2009 the Company completed the sale of its trust product line. There was no gain or loss recorded on this transaction, other than the $0.2 million impairment of related goodwill.

Results of Operations

Net Income

2009 compared to 2008. Net loss equaled $38.1 million or ($6.61) per diluted share for the year ended December 31, 2009 as compared to net income of $6.4 million or $1.02 per diluted share for the year ended December 31, 2008.

The Company’s annual results for 2009 were adversely impacted by a $52.0 million provision for loan losses, an $8.5 million goodwill impairment charge taken in the second quarter and $12.6 million non-cash impairment charges primarily related to CDOs. These factors were largely reflective of continued deterioration of general economic conditions, primarily driven by the deterioration of the real estate markets and the extraordinary volatility in the securities markets experienced during 2009.

Return on average assets was (2.82)% for the year ended December 31, 2009 compared to 0.47% for the same period in 2008. Return on average stockholders’ equity was (27.80)% for the year ended December 31, 2009 compared to 5.43% for the same period in 2008.

2008 compared to 2007. Net income equaled $6.4 million or $1.02 per diluted share for the year ended December 31, 2008 as compared to net income of $11.3 million or $1.74 per diluted share for the year ended December 31, 2007. This represents a 43.36% decrease in net income and a 41.38% decrease in diluted per share earnings in 2008 versus 2007.

The Company’s annual results for 2008 were adversely impacted by an $8.1 million provision for loan losses and $2.7 million non-cash impairment charges primarily related to CDOs. These two factors were largely reflective of continued deterioration of general economic conditions and the extraordinary volatility in the securities markets experienced in fourth quarter 2008. These items were offset by decreases in noninterest expenses due to the impact of selling four branches in the first and second quarter of 2008 and management initiatives to reduce costs.

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

26.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2009 compared to 2008. Net interest income, on a tax equivalent basis, decreased $1.1 million from $40.6 million earned during the full year 2008 to $39.5 million for the full year 2009. This was the result of a decrease in interest income more than offsetting a decrease in interest expense.

Tax-equivalent interest income declined $10.5 million as compared to 2008. An $11.1 million decrease in interest-earning assets reduced interest income by $0.7 million. The decrease in interest-earning assets was largely due to a reduction in loan growth related to strategic initiatives to reduce balance sheet risk and there being fewer qualified borrowers in the market. An 81 basis point decline in the average yield on interest-earning assets reduced interest income by $9.8 million as new loans were placed on nonaccrual status and the variable rate portion of our loan and security portfolios adjusted to rate decreases that occurred in 2008.

Interest expense declined $9.4 million as compared to 2008. A $21.8 million decrease in interest-bearing liabilities reduced interest expense by $0.7 million. The decrease in interest-bearing liabilities was largely due to strategic initiatives to reduce balance sheet risks by limiting loan growth and using growth from in-market deposits and the proceeds from loan payoffs to decrease brokered CD and FHLB advances borrowing levels. An 80 basis point decline in total funding costs reduced interest expense by $8.7 million as the pricing on deposits lagged the sharp decline in rates experienced in 2008.

The net interest margin decreased 6 basis points to 3.26% for the year ended December 31, 2009 from 3.32% during the same period in 2008. The Company’s margin has been under pressure primarily due to the cost of increasing liquidity, average loan volume declines, the cost of carrying higher nonaccrual loans and the impact of nonaccrual loan interest reversals. Our net interest margin was positively impacted by a decrease in the cost of funds. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans and the Company’s interest rate sensitivity, the margin will remain under pressure throughout 2010.

2008 compared to 2007. Net interest income, on a tax equivalent basis, increased $0.6 million from $40.0 million earned during the full year 2007 to $40.6 million for the full year 2008. Tax-equivalent interest income declined $10.2 million as compared to 2007. The increase in interest-earning assets increased interest income by $1.9 million, while a 99 basis point decline in the average rate earned on interest-earning assets reduced interest income by $12.1 million. Interest expense declined $10.8 million as compared to 2007. The increase in interest-bearing liabilities increased interest expense by $1.1 million, but the shift to less expensive wholesale borrowing, coupled with an overall 107 basis point decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $11.9 million.

The net interest margin decreased 3 basis points to 3.32% for the year ended December 31, 2008 from 3.35% during the same period in 2007. The Company’s margin in 2008 was pressured by falling short-term interest rates, as approximately 40.00% of the Company’s loan portfolio was tied to prime or LIBOR and immediately repriced downward upon a rate change; whereas, pricing on deposits remained at relatively high competitive levels.

27.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME

	For the Years Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS

Interest-earning assets
Interest-earning deposits	$2,755	$48	1.76%	$2,891	$13	0.45%	$2,362	$33	1.40%
Securities
Taxable	217,717	8,670	3.98	185,507	8,992	4.85	237,078	12,473	5.26
Non-taxable	35,540	1,946	5.48	38,843	2,208	5.68	40,950	2,248	5.49
Total securities (tax equivalent)	253,257	10,616	4.19	224,350	11,200	4.99	278,028	14,721	5.29
Federal funds sold	—	—	—	2,567	54	2.10	10,811	545	5.04
Loans
Commercial	151,821	8,869	5.84	191,578	11,965	6.25	180,714	14,962	8.28
Real estate	797,431	43,992	5.52	791,033	50,630	6.40	708,734	53,480	7.55
Installment and other	5,431	499	9.18	9,413	636	6.76	13,210	952	7.21
Gross loans (tax equivalent)	954,683	53,360	5.59	992,024	63,231	6.37	902,658	69,394	7.69
Total interest-earnings assets	1,210,695	64,024	5.29	1,221,832	74,498	6.10	1,193,859	84,693	7.09

Noninterest-earning assets
Cash and cash equivalents	44,315			28,415			31,692
Premises and equipment, net	31,225			33,992			35,747
Other assets	64,410			69,919			73,579
Total non-interest-earning assets	139,950			132,326			141,018

Total assets	$1,350,645			$1,354,158			$1,,334,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	103,928	611	0.59%	105,800	1,211	1.14%	105,417	1,740	1.65%
Money market accounts	145,870	2,125	1.46	155,001	4,083	2.63	126,614	4,861	3.84
Savings deposits	89,315	240	0.27	87,615	319	0.36	96,838	655	0.68
Time $100,000 and over	237,912	6,195	2.60	216,112	7,945	3.68	226,605	12,010	5.30
Other time deposits	363,356	11,383	3.13	343,456	13,997	4.08	387,530	18,294	4.72
Federal funds purchased and repurchase agreements	28,670	148	0.52	42,148	760	1.80	43,859	1,881	4.29
Advances from FHLB	87,547	2,296	2.62	119,800	3,279	2.74	64,964	2,834	4.36
Notes payable	32,628	1,564	4.74	41,077	2,350	5.72	32,428	2,460	7.59
Total interest-bearing liabilities	1,089,226	24,562	2.26	1,111,009	33,944	3.06	1,084,255	44,735	4.13

Noninterest-bearing liabilities
Noninterest-bearing deposits	113,533			114,994			120,355
Other liabilities	10,926			10,545			11,459
Total noninterest-bearing liabilities	124,459			125,539			131,814
Stockholders’ equity	136,960			117,610			118,808

Total liabilities and stockholders’ equity	$1,350,645			$1,354,158			$1,334,877
Net interest income (tax equivalent)		$39,462			$40,554			$39,958
Net interest income (tax equivalent) to total earning assets			3.26%			3.32%			3.35%
Interest-bearing liabilities to earning assets	89.97%			90.93%			90.82%

(1)	Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34.00%.
(3)	Nonaccrual loans are included in the average balances.
(4)	Overdraft loans are excluded in the average balances.

28.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

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

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME

	For the Years Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-income:
Interest-earning deposits	$1	$34	$35	$3	$(23)	$(20)
Investment securities:
Taxable	1,498	(1,820)	(322)	(2,640)	(841)	(3,481)
Non-taxable	(180)	(82)	(262)	(128)	88	(40)
Federal funds sold	(26)	(28)	(54)	(300)	(191)	(491)
Loans	(1,966)	(7,905)	(9,871)	5,010	(11,173)	(6,163)
Total interest income	$(673)	$(9,801)	$(10,474)	$1,945	$(12,140)	$(10,195)

Interest expense:
NOW accounts	(49)	(551)	(600)	45	(574)	(529)
Money market accounts	(315)	(1,643)	(1,958)	1,098	(1,876)	(778)
Savings deposits	2	(81)	(79)	(35)	(301)	(336)
Time, $100,000 and over	605	(2,355)	(1,750)	(255)	(3,810)	(4,065)
Other time deposits	593	(3,207)	(2,614)	(1,744)	(2,553)	(4,297)
Federal funds purchased and repurchase agreements	(222)	(390)	(612)	(507)	(614)	(1,121)
Advances from FHLB	(859)	(124)	(983)	1,899	(1,454)	445
Notes payable	(409)	(377)	(786)	578	(688)	(110)
Total interest expense	$(654)	$(8,728)	$(9,382)	$1,079	$(11,870)	$(10,791)

Net interest income	$(19)	$(1,073)	$(1,092)	$866	$(270)	$596

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

2009 compared to 2008. The 2009 provision for loan losses charged to operating expense totaled $52.0 million, an increase of $43.9 million in comparison to $8.1 million recorded in the 2008 period. The increase to the 2009 provision for loan loss was driven by the following factors throughout 2009:

●	increase in nonperforming and action list loans;
●	increase in charge-offs and losses which impacts historical loss levels;
●	deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers;
●	guarantor positions collapsing due to economic conditions; and
●	increase in the level of past due loans.

29.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

As the status of many collateral dependent loans deteriorated throughout 2009, management monitored these credits to analyze the adequacy of the cash flows to support the debt levels and obtained updated appraisals to determine the collateral’s fair value for impairment analysis. Based on our analysis, management increased its specific reserves for impaired loans by $44.5 million and updated the historical loss and qualitative factors by $7.5 million to reflect trends for losses being experienced.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2009 and is projected to continue through much of 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

2008 compared to 2007. The 2008 provision for loan losses charged to operating expense totaled $8.1 million, an increase of $7.4 million in comparison to $0.7 million recorded in the 2007 period. The increase in the provision was the result of identifying and addressing problem credits and the continued deterioration of economic conditions. Specifically, nine relationships were identified during 2008 where large specific provisions were recorded.

The following factors also impacted 2008 provision levels:

●	increase in nonperforming and action list loans since year-end;
●	increase in the level of past due loans.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s brokerage, trust and asset management services as well as increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Years Ended December 31,
	2009	2008	2007

Service charges	$6,421	$7,303	$6,789
Mortgage banking income	2,303	1,525	1,743
Electronic banking services	1,923	1,807	1,579
Bank-owned life insurance	1,048	1,022	991
Other Income	1,065	1,951	3,485
Subtotal recurring noninterest income	12,760	13,608	14,587
Securities gains (losses)	251	848	(29)
Net impairment on securities	(12,606)	(2,735)	—
Gain on sale of Oreo	178	379	1,107
Gain on sale of other assets	128	1,309	—

Total noninterest income	$711	$13,409	$15,665

2009 compared to 2008. Total noninterest income totaled $0.7 million for the year ended December 31, 2009, as compared to $13.4 million for the same period in 2008. This represented a decrease of $12.7 million or 94.78% in 2009 over the prior period. Recurring noninterest income declined $0.8 million or 5.88% in 2009 versus 2008 levels.

30.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The decline in recurring noninterest income was primarily due to a $0.9 million decrease related to reduced consumer spending and its impact on NSF and overdraft fees. Also contributing was a $0.8 million decrease due to the sale of the asset management and brokerage business lines which were finalized in 2008. These negative variances were partially offset by a $0.8 million volume related increase in revenue generated from the mortgage banking division.

Furthermore, the Company concluded that six CDOs were other than temporarily impaired throughout 2009, resulting in a $12.6 million before-tax reduction in earnings. During 2010, additional OTTI might be incurred if the economic environment does not improve.

2008 compared to 2007. Total noninterest income totaled $13.4 million for the year ended December 31, 2008, as compared to $15.7 million for the same period in 2007. This represented a decrease of $2.3 million or 14.65% in 2008 over the prior period. Recurring noninterest income declined $1.0 million in 2008 verse 2007.

The decline was primarily the result of volume related reductions in the mortgage banking division and the sale of the asset management and brokerage business lines which were finalized in third and fourth quarters of 2008. These decreases were partially offset by growth in service charges and NSF fees on deposit accounts.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Years Ended December 31,
	2009	2008	2007

Salaries and employee benefits	$16,195	$16,283	$17,635
Occupancy expense, net	3,364	3,598	4,043
Furniture and equipment expenses	2,303	2,673	2,621
Marketing	783	1,228	1,035
Supplies and printing	458	470	653
Telephone	838	772	834
Data processing	1,510	1,309	1,650
FDIC insurance	2,780	184	122
Amortization of intangible assets	1,537	1,883	2,307
Goodwill impairment	8,451	724	—
Other expenses	8,439	6,621	6,433

Total noninterest expense	$46,658	$35,745	$37,333

2009 compared to 2008. Noninterest expense totaled $46.7 million for the year ended December 31, 2009, as compared to $35.7 million for the same period in 2008. This represented an increase of $11.0 million or 30.81% in 2009 from 2008.

The increase was primarily related to the recognition of an $8.5 million goodwill impairment charge taken during the second quarter 2009. The change was largely a result of increasing loan remediation costs, including collection expenses on nonperforming loans, general expenses associated with maintaining other real estate owned and a valuation adjustment taken on one property held in other real estate owned. Also contributing to the change was an industry-wide increase in FDIC insurance premiums. These increases were partially offset by management’s initiatives to reduce costs with regard to salaries and employee benefits, occupancy expense, furniture and equipment costs and marketing expense.

With the regulatory environment, FDIC insurance premiums will continue at elevated levels. Costs to remediate loans and collect on nonperforming loans will continue to be elevated if the economic conditions do not improve. Additionally, expenses associated with maintaining foreclosed real estate will remain higher than normal. Finally, if operating losses continue, the economy does not improve and bank stocks remain out of favor, additional goodwill impairment charges could be realized in 2010.

31.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2008 compared to 2007. Noninterest expense totaled $35.7 million for the year ended December 31, 2008, as compared to $37.3 million for the same period in 2007. This represented a decrease of $1.6 million or 4.29% in 2008 from 2007.

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

Applicable Income Taxes.

Income tax expense (benefit) for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

	Years Ended December 31,
	2009	2008	2007

Income (loss) before income taxes	$(59,313)	$9,156	$16,498
Applicable income tax expense (benefit)	(21,234)	2,766	5,175
Effective tax rates	(35.80%)	30.21%	31.37%

The Company recorded an income tax benefit of $(21.2) million and income tax expense of $2.8 million and $5.2 million for 2009, 2008 and 2007, respectively. Effective tax rates equaled (35.80%), 30.21% and 31.37% respectively, for such periods.

The Company recorded a 2009 income tax benefit of $(21.2) million, as a result of the pre-tax loss of $(59.3) million which was generated by the non-cash impairment charges related to CDO securities, the goodwill impairment charge in the second quarter and higher provision for loan loss. It should be noted that $6.5 million of the goodwill impairment charge of $8.5 million was not deductible for income tax purposes in the 2009 tax benefit number. Excluding this item, the effective tax rate would have been approximately 40.24% in 2009, which equals the tax benefit at the combined statutory rate of 38.62% and further increased by the tax-exempt items.

The Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The higher effective tax rate in 2009 was due to the taxable loss generating a tax benefit at the combined statutory rate of 38.62%, which was lowered by the non-deductible portion of the goodwill impairment charge.

Preferred Stock Dividends

The Company paid $1.8 million of preferred stock dividends in 2009. For 2008 and 2007, the Company paid $0.2 million. The increase in 2009 is due to the issuance of the Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32.7 million) for the Company’s participation in the U. S. Department of Treasury’s Capital Purchase Program.

32.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

During the second quarter 2009, the Company suspended regularly scheduled dividend payments on its Series C fixed rate, cumulative perpetual preferred stock.

Earnings Review by Business Segment

The Company’s internal reporting and planning process focuses on three primary lines of business Segments: Retail, Commercial, and Treasury. See Note 22 of the Notes to Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a standalone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial, and Treasury Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

Retail Segment

The Retail Segment (Retail) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include consumer lending, checking, savings, money market and CD accounts, safe deposit rental, ATMs and other traditional and electronic banking services.

2009 compared to 2008. Retail generated a loss of $5.4 million or 14.17% of total segment net loss in 2009 as compared to income of $0.7 million or 10.94% of total segment net income in 2008. Retail assets were $223.4 million at December 31, 2009 and represented 17.02% of total consolidated assets. This compared to $255.0 million or 18.19% at December 31, 2008.

For 2009, net income decreased due to weaker interest income, lower revenues on electronic banking services, lower income on service charges, lower gain on sale of other assets due to the branch sales which occurred in 2008 and lower miscellaneous revenue. Provision for loan losses was higher in 2009 due to economic conditions facing our customers. Net allocations were higher in 2009 due to the allocation of the goodwill impairment charge and increased costs to originate and service loans. Offsetting these negative variances slightly were lower noninterest expenses for most categories except payroll and benefits, OREO costs and loan related costs. Additionally, there was a tax benefit in 2009 generated from the operating loss which further offset the negative variances. The decline in the retail assets was primarily related to the decline in the held residential mortgages portfolio.

2008 compared to 2007. Retail generated $0.7 million or 10.94% of total segment net income in 2008 as compared to a loss of $1.0 million or (8.85)% in 2007. Retail assets were $255.0 million at December 31, 2008 and represented 18.19% of total consolidated assets. This compared to $306.1 million or 22.42% at December 31, 2007.

33.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

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

Commercial Segment

The Commercial Segment (Commercial) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

2009 compared to 2008. Commercial generated a loss of $25.3 million or 66.40% of total segment net loss in 2009 as compared to income of $4.0 million or 62.50% of total segment net income in 2008. Commercial assets were $693.1 million at December 31, 2009 and represented 52.80% of total consolidated assets. This compared to $803.1 million or 57.29% at December 31, 2008.

Net interest income for 2009 increased to $28.0 million from $26.0 million in 2008. This was offset by elevated levels of provision of $51.4 million which combined with elevated levels of allocations drove the earnings significantly lower than 2008 levels. Furthermore, other income levels are lower and other expense levels are higher than 2008 levels. These negative variances were slightly offset by an income tax benefit generated by the operating loss. The large increase for the provision for loan loss recorded in 2009 was the result of the continued deterioration of the economic conditions impacting collateral values on collateral dependent loans and the cash flows on these deteriorated as well. Additionally, there was a large valuation adjustment on OREO property to properly value it as of December 31, 2009. Net allocations were higher in 2009 due to the allocation of the goodwill impairment charge and increased costs to originate and service loans. The decline in the assets was due primarily to strategic reduction initiatives designed to reduce balance sheet risks.

2008 compared to 2007. Commercial generated $4.0 million or 62.50% of total segment net income in 2008 as compared to $13.2 million or 116.81% in 2007. Commercial assets were $803.1 million at December 31, 2008 and represented 57.29% of total consolidated assets. This compared to $741.9 million or 54.35% at December 31, 2007.

Net income for 2008 decreased to $4.0 million as compared to $13.2 million for the same period in 2007. The decrease is attributable to the $8.1 million provision for loan loss recorded in 2008 as compared to the $0.6 million of provision in 2007. The increase in the provision was the result of identifying additional problem credits and the continued deterioration of the economic conditions. Additionally, there was a large gain on sale of OREO recorded and service revenue was higher during 2007 leading to a decrease in noninterest income between these periods. Offsetting these negative variances is lower noninterest expenses and lower income tax related due to decreased pre-tax earnings in 2008. The growth in the assets was due primarily to organic loan growth generated primarily in the St. Louis market.

Treasury Segment

The Treasury Segment (Treasury) is the area of the bank responsible for managing the investment portfolio and acquiring wholesale funding for loan activity. Additionally, this area is responsible for assisting in the management of liquidity and interest rate risk.

34.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2009 compared to 2008. The Treasury Segment net loss was $7.3 million or 19.16% of total segment net loss in 2009 as compared to net income of $1.8 million or 28.13% of total segment net income for the same period in 2008. Treasury assets were $277.4 million at December 31, 2009, or 21.13% of consolidated assets. This compares to $277.6 million or 19.80% at December 31, 2008.

Treasury’s net income for 2009 was impacted by $12.6 million in non-cash impairment charges related to CDO securities. This negative variance is also augmented by lower net interest income, higher other expenses, and higher allocated expenses. Net allocations were higher in 2009 due to the allocation of the goodwill impairment charge and increased costs to originate and service loans. An income tax benefit generated by the 2009 operating loss slightly offset these negative variances.

In 2009, the assets were increased in the latter part of the year to strengthen liquidity positions and to generate interest income.

2008 compared to 2007. The Treasury Segment net gain was $1.7 million or 26.56% of total segment net income in 2008 as compared to a net loss of $0.9 million or (7.96)% for the same period in 2007. Treasury assets were $277.6 million at December 31, 2008, or 19.80% of consolidated assets. This compares to $268.5 million or 19.67% at December 31, 2007.

Treasury’s net income for 2008 was impacted by a $2.7 million non-cash other than temporary impairment charge recorded for certain trust preferred securities which is partially offset by the gains on sales from called securities earlier in 2008. This negative variance is also slightly offset by lower noninterest expenses, lower allocated expenses and lower income taxes in 2008. In comparison to 2007 results, there was also a slight improvement in the margin attributable to lower funding costs on wholesale funds.

In 2008, the assets were increased in the latter part of the year to better position the portfolio and leverage the current rate environment.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are funded for the most part by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Bank depends, to a substantial extent, on “rate differentials,” i.e., the differences between the income the Bank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. This analysis measures the change in net interest income in the event of sudden and instantaneous hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase in market interest rates or a 100 to 200 basis point decrease in market rates. Due to the current rate environment, this analysis was done in 2009 using a 50 basis point decrease in rates versus the normal 100 to 200 basis point decrease. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

35.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The tables below present the Company’s projected changes in net interest income for 2009 and 2008 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon

	December 31, 2009		December 31, 2008
	Change		Change
	$	%	$	%

+300 bp	$224	0.61%	$1,567	4.48%
+200 bp	(1,261)	(3.42)	728	2.08
+100 bp	(962)	(2.61)	295	0.84
+ 50 bp	(462)	(1.25)	166	0.47
Base	—	—	—	—
- 50 bp	1,338	3.63	(179)	(0.51)

Based on the Company’s model at December 31, 2009, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 3.42% or approximately $1.3 million. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $1.3 million or 3.63%.

Results for the 2009 net interest income analysis were impacted by the strategy to implement floors on commercial loans and extending duration of funding. During late 2008 and 2009, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in order to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. An increase of 300 basis points in the interest rates enables the Company to overcome the rate floors implemented in 2008 and 2009 to stabilize income during the falling rate environment.

Management also continued to extend the duration of its borrowing in 2009 to lock in lower rates over the next three to five year period. Existing funding which carried higher rates were reduced or replaced with funding in lower environment. The mix of our funding portion of the balance sheet has been adjusted to offset it against our non-sensitive asset portion of the balance sheet. With these changes, we have been able to reposition our funding and align it better with the intermediate portion of the yield curve which minimizes our exposure to our assets that are non-rate sensitive for rate increases below 200 basis points.

Based on the Company’s model at December 31, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 2.08% or approximately $0.7 million. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $0.2 million or 0.51%.

Financial Condition

Loans and Asset Quality

The Company offers a broad range of products, including commercial, commercial real estate, residential real estate, agribusiness and installment loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.

Outstanding loans totaled $885.1 million at December 31, 2009 compared to $1.004 billion at December 31, 2008, representing a decrease of $119.3 million or 11.88%. Excluding net charge-offs of $26.2 million and transfers to OREO of $6.9 million, loans decreased primarily due to a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce lending exposure. Construction lending, which is

36.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

inherently more risky in the current economic climate, decreased $36.5 million or 22.15% since year end 2008. Due to economic conditions, we have also experienced a decrease in the number of loan applications as many borrowers are trying to reduce their debt.

As of December 31, 2009 and 2008, commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $154.1 million and $258.5 million respectively.

The following table describes the composition of loans by major categories outstanding:

LOAN PORTFOLIO

	Aggregate Principal Amount
	December 31,
	2009	2008	2007	2006	2005

Commercial and Industrial	$126,342	$152,807	$181,210	$154,829	$91,537
Agricultural	18,851	16,914	21,861	23,118	26,694
Real estate:
Commercial mortgages	437,995	460,920	362,920	274,909	126,503
Construction	128,351	164,820	159,274	116,608	68,508
Agricultural	9,602	17,339	23,560	27,624	33,033
1-4 family mortgages	159,325	185,666	198,208	226,884	57,920
Installment	4,093	5,267	8,611	11,998	12,747
Other	536	657	1,641	974	583
Total loans	$885,095	$1,004,390	$957,285	$836,944	$417,525
Allowance for loan losses	(40,909)	(15,018)	(10,755)	(10,835)	(8,362)
Loans, net	$844,186	$989,372	$946,530	$826,109	$409,163

	Percentage of Total Loan Portfolio
	December 31,
	2009	2008	2007	2006	2005

Commercial and Industrial	14.27%	15.21%	18.93%	18.50%	21.92%
Agricultural	2.13	1.68	2.28	2.76	6.39
Real estate:
Commercial mortgages	49.50	45.89	37.91	32.85	30.31
Construction	14.50	16.41	16.64	13.93	16.41
Agricultural	1.08	1.73	2.46	3.30	7.91
1-4 family mortgages	18.00	18.49	20.71	27.11	13.87
Installment	0.46	0.52	0.90	1.43	3.05
Other loans	0.06	0.07	0.17	0.12	0.14
Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

37.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2009 were as follows:

STATED LOAN MATURITIES (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Commercial	$71,642	$47,528	$8,619	$127,789
Agricultural	15,027	3,166	658	18,851
Real estate	292,819	233,705	207,223	733,747
Installment	1,240	3,266	202	4,708

Total	$380,728	$287,665	$216,702	$885,095

(1)	Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2009 were as follows:

LOAN REPRICING

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Fixed rate	$96,485	$208,193	$64,487	$369,165
Variable rate	361,052	67,872	6,142	435,066
Nonperforming Loans	74,947	2,952	2,965	80,864
Total	$532,484	$279,017	$73,594	$885,095

Nonperforming Assets

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

Each of the Company’s commercial loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further

38.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

The following table sets forth a summary of nonperforming assets:

	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$80,121	$10,318	$4,090	$11,759	$3,082
Loans 90 days past due and still accruing interest	—	—	—	—	922
Troubled Debt Restructure	743	—	—	—	—
Total nonperforming loans	$80,864	$10,318	$4,090	$11,759	$4,004

Other real estate owned	16,223	12,723	2,937	2,136	203

Total nonperforming assets	$97,087	$23,041	$7,027	$13,895	$4,207

Nonperforming loans to total end of period loans	9.14%	1.03%	0.43%	1.40%	0.96%
Nonperforming assets to total end of period loans	10.97	2.29	0.73	1.66	1.01
Nonperforming assets to total end of period assets	7.40	1.64	0.51	1.08	0.62

The Company’s level of nonperforming assets continues to be high as it, and many others in the banking industry, copes with one of the most severe recessions in decades. The deterioration in the overall economy and real estate markets in particular has negatively impacted the Company’s lending portfolio. Total nonperforming assets were $97.1 million, or 7.40% of total assets, at December 31, 2009. This included $0.7 million in troubled debt restructures $16.2 million of foreclosed assets and repossessed real estate and $80.2 million of nonaccrual loans. Approximately 87.8% of total nonaccrual loans at December 31, 2009 were concentrated in land development, construction and commercial real estate credits. Additionally, 64.6% of total nonaccrual loans represented loans to 10 borrowers.

Nonperforming Loans

Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) increased $4.2 million from September 30, 2009 and $70.5 million from December 31, 2008 largely due to the following factors:

●	deterioration of the commercial real estate portfolio and the impact that general economic conditions had on collateral values;
●	borrowers ability to sustain appropriate cash flow levels to support current payment terms;
●	ongoing implementation of action plans on previously identified relationships; and
●	identification of additional weakening relationships.

The level of nonperforming loans to end of period loans was 9.14% as of December 31, 2009 as compared to 8.32% as of September 30, 2009 and 1.03% as of December 31, 2008. As a result of the increase in the allowance for loan losses, the allowance to nonperforming loan coverage ratio increased to 50.59% in the fourth quarter from 36.48% during the third quarter 2009 and 145.55% during the fourth quarter 2008.

Other Real Estate Owned

Other real estate owned (OREO) was $16.2 million as of December 31, 2009 compared to $12.7 million as of December 31, 2008. During 2009, the Company transferred $6.9 million of foreclosed or repossessed real estate from the loan portfolio and reduced the carrying value of one OREO property by $1.1 million to reflect existing market conditions and more aggressive disposition strategies.

39.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2009 and 2008:

	2009		2008
	Number	Net Book	Number	Net Book
	Of	Carrying	Of	Carrying
	Parcels	Value	Parcels	Value
Developed property	14	$4,081	10	$4,296
Vacant land or unsold lots	7	12,142	3	8,427
Total other real estate owned	21	$16,223	13	$12,723

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Throughout 2009, management identified $72.7 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 57.3% of the loans deemed impaired during 2009. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $23.4 million at December 31, 2009 as compared to $9.2 million at December 31, 2008. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.

Construction Lending Concentration

A strategy to reduce exposure to construction lending that began in 2008 has seen this category fall 28.90% from its highest point at $180.6 million as of June 30, 2008 down to $128.4 million as of December 31, 2009. Construction and land development loans now represent 14.50% of the total loan portfolio, down from 16.41% recorded as of December 31, 2008. During 2008, this category grew to a high of $180.8 million or 17.99% of the total portfolio as of June 30, 2008. Since June 30, 2008, it has declined $52.4 million falling to 14.50% of the total portfolio.

Allowance for Loan Losses

At December 31, 2009, the allowance for loan losses was $40.9 million, or 4.62% of total loans, as compared to $15.0 million, or 1.50% of total loans, at December 31, 2008. The Company recorded a provision of $52.0 million to the allowance for loan losses in 2009 largely due to the following factors:

●	increase in nonperforming and action list loans;
●	increase in charge-offs and losses which impacts historical loss levels;
●	deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers;
●	guarantor positions collapsing due to economic conditions; and
●	increase in the level of past due loans.

Net loan charge-offs for the year ended December 31, 2009 were $26.2 million, or 2.74% of average loans, compared with $3.8 million, or 0.38% of average loans, in the same period of 2008. Loan charge-offs during 2009 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and

40.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.

The level of the provision for loan losses recognized was 199.0% of net loan charge offs during the full year 2009, compared to 211.63% in the same period of 2008. Management believes we are recognizing losses in our portfolio through charge-offs as credit developments warrant. The fact that our provisions are still well over our charge-offs shows proactive response to the difficult credit environment.

Of the $40.9 million allowance for loan losses, $36.6 million, or 89.44%, was allocated to real estate loans which is the segment of the loan portfolio under greatest duress. As the status of many of these collateral dependent real estate loans deteriorated throughout 2009, management monitored these credits to analyze the adequacy of the cash flows to support the debt levels and obtained updated appraisals to determine the collateral’s fair value for impairment analysis. Based on our analysis, management increased its specific reserves for impaired loans by $44.5 million and updated the historical loss and qualitative factors by $7.5 million to reflect trends for losses being experienced. These increases, offset by net loan charge-offs of $26.2 million, resulted in our allowance totaling $40.9 million.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2009 and is projected to continue through much of 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at December 31, 2009 was adequate to absorb credit losses inherent in the loan portfolio.

The following tables present a detailed analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2009	2008	2007	2006	2005
Beginning balance	$15,018	$10,755	$10,835	$8,362	$9,732
Charge-offs:
Commercial	1,862	479	797	552	342
Real estate mortgages	24,864	3,545	651	1,044	1,611
Installment and other loans	78	82	119	88	367
Total charge-offs	$26,804	$4,106	$1,567	$1,684	$2,320
Recoveries:
Commercial	$473	$208	$442	$223	$394
Real estate mortgages	147	27	263	357	208
Installment and other loans	26	52	107	85	98
Total recoveries	$646	$287	$812	$665	$700
Net charge-offs	26,158	3,819	755	1,019	1,620
Provision for loan losses	$52,049	$8,082	$675	$(1,275)	$250
Reduction due to sale of loans	—	—	—	—	—
Increase due to merger	—	—	—	4,767	—
Ending balance	$40,909	$15,018	$10,755	$10,835	$8,362
Period end total loans	$885,095	$1,004,390	$957,285	$836,944	$417,525
Average loans	$954,683	$992,024	$902,658	$464,968	$411,783

41.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

ALLOWANCE FOR LOAN LOSS RATIOS

	December 31,
	2009	2008	2007	2006	2005
Ratio of net charge-offs to average loans	2.74%	0.38%	0.08%	0.22%	0.39%
Ratio of provision for loan losses to average loans	5.45	0.81	0.07	(0.27)	0.06
Ratio of allowance for loan losses to ending total loans	4.62	1.50	1.12	1.29	2.00
Ratio of allowance for loan losses to total nonperforming loans	50.59	145.55	262.96	92.14	208.84

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$4,288	16.40%	$2,717	16.89%	$4,013	21.21%	$4,888	21.26%	$7,386	28.32%
Real estate	36,588	83.08	12,201	82.52	6,553	77.72	5,668	77.19	773	68.49
Installment and other loans	33	0.52	100	0.59	189	1.07	279	1.55	203	3.19

Total	$40,909	100.00%	$15,018	100.00%	$10,755	100.00%	$10,835	100.00%	$8,362	100.00%

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. During 2009, many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry. This will likely remain to be extremely challenging throughout 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the allowance for loan losses.

Securities Activities

The primary objective of the Company’s $275.5 million securities portfolio is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Equity securities consist primarily of trust preferred stock as well as Community Capital Management (CRA) and Federal Agriculture Mortgage Corporation (FAMC) stock. The Company does not hold any securities containing Fannie Mae or Freddie Mac equities. Neither the Company nor the Bank hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $264.8 million at December 31, 2009 compared to $241.9 million at December 31, 2008. The Company does not have any securities classified as trading or held-to-maturity. The Company also holds $10.7 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of December 31, 2009 and December 31, 2008, respectively.

As of December 31, 2009, the Company held nine pooled trust preferred CDO securities involving 300 issuers with a total book value of $13.2 million versus a balance of $25.2 million for December 31, 2008. The decrease of $12.0 million represents OTTI taken in 2009 as well as principal pay-downs. The investments in CDO securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of 22 banks or, in a few instances, capital notes from

42.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

insurance companies. An unrealized loss of approximately $3.5 million associated with these securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits of the CDOs may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

The following table describes the composition of securities by major category and maturity:

SECURITIES PORTFOLIO

	December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Available-for-Sale
U.S. government agencies	$3,966	1.50%	$16,995	7.03%	$103,624	43.42%
U.S. government agency mortgage- backed securities	198,183	74.85	143,378	59.28	47,784	20.02
States and political subdivisions	36,541	13.80	38,202	15.80	41,561	17.41
Collateralized mortgage obligations	14,426	5.45	20,004	8.27	24,077	10.09
Corporate bonds	—	0.00	1,928	0.80	2,741	1.15
Other securities	11,656	4.40	21,344	8.82	18,874	7.91

Total	$264,772	100.00%	$241,851	100.00%	$238,661	100.00%

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2009. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

MATURITY SCHEDULE

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Total
Maturing Period	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-Sale
U.S. government agencies and corporations	$763	4.994%	$—	—%	$3,203	6.000%	$—	—%	$3,966
U.S. government agency mortgage-backed securities	46	4.695	403	5.101	8,727	4.827	189,007	3.533	198,183
States and political subdivisions (1)	4,842	5.183	21,584	5.600	5,741	5.932	4,374	5.908	36,541
Collateralized mortgage obligations	—	—	—	—	1,746	6.099	1,515	5.228	3,261
Non Agency CMO	—	—	—	—	52	5.461	11,113	5.349	11,165
Preferred Stock	—	—	—	—	—	—	9,758		9,758
Equity Securities	—	—	—	—	—	—	1,898	—	1,898
Total	$5,651		$21,987		$19,469		$217,665		$264,772

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34.00% income tax rate

43.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Deposit Activities

Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $1.054 billion for 2009, representing an increase of $31.0 million or 3.03% compared with the average balance of total deposits for 2008 of $1.023 billion.

The following table sets forth certain information regarding the Bank’s average deposits:

AVERAGE DEPOSITS

	For the Years Ended December 31,
	2009			2008			2007
		%	Average		%	Average		%	Average
	Average	of	Rate	Average	Of	Rate	Average	of	Rate
	Amount	Total	Paid	Amount	Total	Paid	Amount	Total	Paid
Non-interest-bearing demand deposits	$113,533	10.77%	—%	$114,994	11.24%	—%	$120,355	11.32%	—%
Savings accounts	89,315	8.47	0.27	87,615	8.56	0.36	96,838	9.11	0.68
Interest-bearing demand deposits	249,798	23.71	1.10	260,801	25.50	2.03	232,031	21.82	2.84
Time, less than $100,000	363,356	34.48	3.13	343,456	33.57	4.08	387,530	36.44	4.72
Time, $100,000 or more	237,912	22.57	2.60	216,112	21.13	3.68	226,605	21.31	5.30

Total deposits	$1,053,914	100.00%	1.95%	$1,022,978	100.00%	2.69%	$1,063,359	100.00%	3.53%

As of December 31, 2009, average time deposits over $100,000 represented 22.57% of total average deposits, compared with 21.13% of total average deposits as of December 31, 2008. The Company’s large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2009:

Time Deposits Of $100,000 Or More
Maturity Range
Three months or less	$58,557
Over three months through six months	35,790
Over six months through twelve months	56,334
Over twelve months	85,328

Total	$236,009

Return on Equity and Assets. The following table presents various ratios for the Company:

Return On Equity And Assets
	For the Years Ended
	December 31,
	2009	2008	2007

Return on average assets	(2.82)%	0.47%	0.85%
Return on average equity	(27.80)	5.43	9.53
Average equity to average assets	10.14	8.69	8.90
Dividend payout ratio for common stock	NM	53.71	29.17

44.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net increase in cash and cash equivalents of $21.4 million from December 31, 2009 to December 31, 2008.

During 2009, the Company experienced net cash outflows of $57.3 million in financing activities primarily due to large decreases in FHLB borrowings and eliminating the federal funds purchased position due to the decrease in loan portfolio. In contrast, net cash inflows of $57.6 million were provided by investing activities due to decreases in loans and $21.1 million from operating activities largely due to increases to provision for loan losses.

The Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2009, 25.23% of the Bank’s interest-bearing liabilities were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank’s liquidity could be adversely affected. Currently, the maturities of the large time deposits are spread throughout the year, with 23.56% maturing in the first quarter of 2010, 15.17% maturing in the second quarter of 2010, 23.86% maturing in the third and fourth quarters of 2010, and the remaining 36.14% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

At December 31, 2009, borrowings included $10 million each for Centrue Statutory Trust II and Centrue Statutory Trust III, $10.25 million payable to the Company’s principal correspondent bank, $86.3 million in FHLB advances, $16.2 million in securities sold under agreements to repurchase and a shareholder note for $0.6 million. The note to the principal correspondent bank is renewable annually, requires quarterly interest payments, and is collateralized by the Company’s stock in the Bank. The shareholder note requires bi-annual payments of $0.1 million at an imputed interest rate.

In August 2009, the Company announced that in order to improve its liquidity position, the board of directors elected to defer interest expense payments on all $20.2 million in outstanding junior subordinated debentures related to the trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The Company also suspended its regularly scheduled dividend payments on its common stock and deferred regularly scheduled dividend payments on the $0.5 million in principal outstanding on Series A convertible preferred stock (aggregate liquidation preference of $2.8 million), the $0.3 principal outstanding Series B mandatory redeemable preferred stock and $29.0 million in principal outstanding Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32.7 million). By taking these actions, the Company expects to save approximately $2.8 million in annual cash payments.

45.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The Company’s principal source of funds for repayment of the indebtedness is dividends from the Bank. At December 31, 2009, the Bank is precluded from paying dividends without prior regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2009:

	Payments Due by Period
	Within 1			After
Contractual Obligations	Year	1-3 Years	4-5 Years	5 Years	Total

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	674	2,372	2,000	5,500	10,546
Certificates of deposit	431,694	146,482	19,175	107	597,458
Operating leases	309	628	628	315	1,880
Severance payments	118	—	—	—	118
Series B Mandatory redeemable preferred stock	—	268	—	—	268
Subordinated Debentures	—	—	—	20,620	20,620
FHLB Advances	15,200	51,000	15,061	5,000	86,261

Total contractual cash obligations	$447,995	$200,750	$36,864	$31,792	$717,401

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2009, the Company had $146.2 million in outstanding loan commitments including outstanding commitments for various lines of credit and $7.9 million of standby letters of credit. See Note 19 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ Equity

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders’ equity at December 31, 2009 was $112.6 million, a decrease of $3.3 million or 2.85%, from December 31, 2008. The change in stockholders’ equity during 2009 was largely the result of a operating losses offset by the issuance of the Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32.7 million) for the Company’s participation in the U. S. Department of Treasury’s Capital Purchase Program and a decrease in accumulated other comprehensive income related to the unrealized loss on the securities portfolio. Average equity as a percentage of average assets was 10.14% at December 31, 2009, compared to 8.69% at December 31, 2008. Book value per common share equaled $13.15 at December 31, 2009, a decrease from $19.14 reported at the end of 2008.

46.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Stock Repurchase Programs

The Company currently does not have a stock repurchase program.

Capital Measurements

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. We have managed our capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered “well-capitalized,” which is the highest capital category established.

All regulatory capital ratios to be considered “well-capitalized” were exceeded as of December 31, 2009. Total risk-based capital ratio was 11.34% as compared to 12.18% at year end 2008. Tier 1 ratio was 9.07% as compared to 10.04% at year end 2008. The Company is currently, and expects to continue to be, in compliance with these guidelines.

Total capital and corresponding capital ratios decreased during 2009 due to net operating losses for the full year 2009 and a $16.6 million deduction to tier 1 capital related to the Company’s deferred tax assets. Based upon a regulatory accounting standard that is not directly applicable under generally accepted accounting principles, the preceding ratios include a reduction of 165 basis points in the total risk-based and tier 1 risk-based capital ratios and 163 basis points in the leverage ratio.

The following table sets forth an analysis of the Company’s capital ratios:

				Minimum	Well
	December 31,			Capital	Capitalized
	2009	2008	2007	Ratios	Ratios

Tier 1 risk-based capital	$91,891	$105,581	$101,831
Tier 2 risk-based capital (1)	23,014	23,237	10,755
Total capital	$114,905	$128,818	$112,586
Risk-weighted assets	$1,013,230	$1,058,969	$1,102,602
Capital ratios:
Tier 1 risk-based capital	9.07%	10.04%	9.24%	4.0%	N/A
Total risk-based capital	11.34	12.23	10.21	8.0	N/A
Leverage ratio	7.10	8.18	7.69	4.0	N/A

(1) Tier 2 risk-based capital was comprised of $13.0 million in allowance for loan losses (limited to 1.25% of risk-weighted assets) and $10.0 million of subordinated debt.

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

47.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Regulatory Orders

In December 2009, the Company and the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Illinois Department of Financial and Professional Regulation (the “Department”). The Agreement is based on the findings of the Federal Reserve and the Department during an examination that commenced in June 2009 (the “Examination”). Since the completion of the Examination, the boards of directors of the Company and the Bank have aggressively taken steps to address the findings of the Examination. The Company and the Bank have taken an active role in working with the Federal Reserve and the Department to improve the condition of the Bank and have addressed many of the items included in the Agreement.

Under the terms of the Agreement, the Bank must prepare and submit written plans and/or reports to the regulators that address the following items: strengthening the Bank’s credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. While the Agreement remains in place, the Company and the Bank may not pay dividends and the Company may not increase debt or redeem any shares of its stock without the prior written consent of the regulators. Further, the Bank will comply with applicable laws and regulations.

The Company and the Bank believe that the proactive steps that have been taken by the board of directors and by management will help the Company and the Bank address the Agreement and the concerns leading to the Agreement.

48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The discussion under the caption “Interest Rate Sensitivity Management” contained in Item 7 of this Form 10-K is incorporated herein by this reference.

Item 8.	Financial Statements and Supplementary Data

Supplementary Data

The Supplementary Financial Information required to be included in this Item 8 is hereby incorporated by reference to Note 23 to the Notes to Consolidated Financial Statements contained herein.

49.

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
Centrue Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Centrue Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

50.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Centrue Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois
March 26, 2010

51.

Centrue Financial Corporation
Part II
Consolidated Balance Sheets
December 31, 2009 and 2008 (In Thousands, Except Share and per share Data)

	2009	2008
ASSETS
Cash and cash equivalents	$56,452	$35,014
Securities available-for-sale	264,772	241,851
Restricted securities	10,711	10,711
Loans	885,095	1,004,390
Allowance for loan losses	(40,909)	(15,018)
Net loans	844,186	989,372
Bank-owned life insurance	29,365	27,917
Mortgage servicing rights	2,885	2,890
Premises and equipment, net	30,260	32,376
Goodwill	15,880	24,494
Other intangible assets, net	7,551	9,088
Other real estate owned	16,223	12,723
Other assets	34,399	15,445

Total assets	$1,312,684	$1,401,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$119,313	$118,745
Interest-bearing	935,376	930,475
Total deposits	1,054,689	1,049,220
Federal funds purchased and securities sold under agreements to repurchase	16,225	46,306
Federal Home Loan Bank advances	86,261	140,285
Notes payable	10,796	19,826
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	11,211	9,448
Total liabilities	1,200,070	1,285,973

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	30,190	—
Common stock, $1 par value, 15,000,000 shares authorized;7,453,555 and 7,453,555 shares issued in 2009 and 2008	7,454	7,454
Surplus	74,741	71,488
Retained earnings	21,486	62,476
Accumulated other comprehensive income (loss)	439	(3,590)
	134,810	138,328
Treasury stock, at cost, 1,410,379 shares - 2009 and 1,425,064 – 2008	(22,196)	(22,420)
Total stockholders’ equity	112,614	115,908

Total liabilities and stockholders’ equity	$1,312,684	$1,401,881

See Accompanying Notes to Consolidated Financial Statements.

52.

Centrue Financial Corporation
Part II
Consolidated Statement of Income (Loss)
Years Ended December 31, 2009, 2008 and 2007 (In Thousands, Except PER Share Data)

	2009	2008	2007
Interest income
Loans	$53,223	$62,975	$69,060
Securities
Taxable	8,696	9,032	12,419
Exempt from federal income taxes	1,246	1,405	1,520
Federal funds sold and other	80	106	577
Total interest income	63,245	73,518	83,576

Interest expense
Deposits	20,554	27,555	37,560
Federal funds purchased and securities sold
under agreements to repurchase	148	760	1,881
Federal Home Loan Bank advances	2,296	3,279	2,834
Series B Mandatory Redeemable Preferred Stock	16	50	50
Subordinated debentures	1,074	1,272	1,688
Notes payable	474	1,028	722
Total interest expense	24,562	33,944	44,735
Net interest income	38,683	39,574	38,841
Provision for loan losses	52,049	8,082	675
Net interest income (loss) after provision for loan losses	(13,366)	31,492	38,166

Noninterest income
Service charges	6,421	7,303	6,789
Mortgage banking income	2,303	1,525	1,743
Electronic banking services	1,923	1,807	1,579
Bank-owned life insurance	1,048	1,022	991
Securities gains (losses)	251	848	(29)
Total other-than-temporary impairment losses	(15,814)	(2,735)	—
Portion of loss recognized in other
Comprehensive income (before taxes)	3,208	—	—
Net impairment on securities	(12,606)	(2,735)	—
Gain on sale of OREO	178	379	1,107
Gain on sale of other assets	128	1,309	—
Other income	1,065	1,951	3,485
	711	13,409	15,665
Noninterest expenses
Salaries and employee benefits	16,195	16,283	17,635
Occupancy, net	3,364	3,598	4,043
Furniture and equipment	2,303	2,673	2,621
Marketing	783	1,228	1,035
Supplies and printing	458	470	653
Telephone	838	772	834
Data processing	1,510	1,309	1,650
FDIC insurance	2,780	184	108
Goodwill impairment	8,451	724	—
Amortization of intangible assets	1,537	1,883	2,307
Other expenses	8,439	6,621	6,447
	46,658	35,745	37,333

(Continued)

53.

Centrue Financial Corporation
Part II
Consolidated Statement of Income (Loss)
Years Ended December 31, 2009, 2008 and 2007 (In Thousands, Except PER Share Data)

	2009	2008	2007
Income (loss) before income taxes	(59,313)	9,156	16,498
Income tax expense (benefit)	(21,234)	2,766	5,175
Net income (loss)	$(38,079)	$6,390	$11,323

Preferred stock dividends	1,810	207	207

Net income (loss) for common stockholders	$(39,889)	$6,183	$11,116

Basic earnings (loss) per common share for common stockholders	$(6.61)	$1.02	$1.75
Diluted earnings (loss) per common share for common stockholders	$(6.61)	$1.02	$1.74
Dividends per common share for common stockholders	$0.08	$0.55	$0.51

See Accompanying Notes to Consolidated Financial Statements

54.

Centrue Financial Corporation
Part II
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007 (In Thousands)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance,
January 1, 2007	$500	$—	$7,412	$70,460	$52,469	$235	$(12,885)	$118,191

Common stock dividends	—	—	—	—	(3,241)	—	—	(3,241)
Preferred stock dividends	—	—	—	—	(207)	—	—	(207)
Exercise of stock options (25,900 shares)	—	—	26	360	—	—	—	386
Restricted stock awards granted	—	—	—	(90)	—	—	90	—
Share-based compensation	—	—	—	171	—	—	—	171
Purchase of 409,422 shares of treasury stock	—	—	—	—	—	—	(8,451)	(8,451)
Comprehensive income
Net income	—	—	—	—	11,323	—	—	11,323
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	704	—	704
Total comprehensive income	—	—	—	—	—	—	—	12,027
Balance,
December 31, 2007	$500	$—	$7,438	$70,901	$60,344	$939	$(21,246)	$118,876

Common stock dividends	—	—	—	—	(3,321)	—	—	(3,321)
Preferred stock dividends	—	—	—	—	(207)	—	—	(207)
Exercise of stock options (15,445 shares)	—	—	16	217	—	—	—	233

Share-based compensation	—	—	—	370	—	—	—	370
Purchase of 58,500 shares of treasury stock	—	—	—	—	—	—	(1,174)	(1,174)
Cumulative effect of BOLI post-retirement liability	—	—	—	—	(730)	—	—	(730)
Comprehensive income
Net income	—	—	—	—	6,390	—	—	6,390
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(4,529)	—	(4,529)
Total comprehensive income	—	—	—	—	—	—	—	1,861
Balance,
December 31, 2008	$500	$—	$7,454	$71,488	$62,476	$(3,590)	$(22,420)	$115,908

(Continued)

55.

Centrue Financial Corporation
Part II
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007 (In Thousands)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance,
December 31, 2008	$500	$—	$7,454	$71,488	$62,476	$(3,590)	$(22,420)	$115,908

Common stock dividends	—	—	—	—	(482)	—	—	(482)
Preferred stock dividends	—	—	—	—	(1,810)	—	—	(1,810)
Deferred compensation distribution (17,685 shares)	—	—	—	(190)	—	—	278	88
Restricted stock awards forfeited (2,000 shares)	—	—	—	52	—	—	(54)	(2)
Share-based compensation	—	—	—	294	—	—	—	294
Issued 32,668 shares of series C preferred stock	—	32,668	—	—	—	—	—	32,668
Issued warrants to purchase 508,320 shares of common stock	—	(3,097)	—	3,097	—	—	—	—
Series C preferred stock discount accretion	—	619	—	—	(619)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(38,079)	—	—	(38,079)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	4,029	—	4,029
Total comprehensive income (loss)	—	—	—	—	—	—	—	(34,050)
Balance,
December 31, 2009	$500	$30,190	$7,454	$74,741	$21,486	$439	$(22,196)	$112,614

See Accompanying Notes to Consolidated Financial Statements.

56.

Centrue Financial Corporation
Part II
Consolidated Statement of Cash Flows
Years Ended December 31, 2009, 2008 and 2007 (In Thousands)

	2009	2008	2007
Cash flows from operating activities
Net Income (loss)	$(38,079)	$6,390	$11,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,600	2,841	2,366
Goodwill impairment	8,451	724	—
Goodwill impairment related to sale of Wealth Management	163	340	—
Amortization of intangible assets	1,537	1,883	2,307
Amortization of mortgage servicing rights, net	826	482	525
Amortization of bond premiums, net	952	534	178
Share based compensation	346	370	171
Gain on sale of branches	—	(1,107)	—
Provision for loan losses	52,049	8,082	675
Provision for deferred income taxes	(16,343)	(2,077)	533
Earnings on bank-owned life insurance	(1,048)	(1,022)	(991)
Other-than-temporary impairment, securities	12,606	2,735	—
OREO valuation allowance	1,057	—	—
Securities sale losses/(gains), net	(251)	(848)	29
Gain on sale of other assets, net	(128)	—	—
Gain on sale of OREO	(178)	(379)	(1,107)
Gain on sale of loans	(2,232)	(1,116)	(1,262)
Proceeds from sale of loans held for sale	132,758	72,101	82,810
Origination of loans held for sale	(129,895)	(70,947)	(78,296)
Change in assets and liabilities
(Increase) decrease in other assets	(3,151)	(604)	1,371
Increase (decrease) in other liabilities	(953)	(160)	384
Net cash provided by operating activities	21,087	18,222	21,016

Cash flows from investing activities
Proceeds paydowns of securities available for sale	$46,259	$34,018	$60,616
Proceeds from calls and maturities of securities available for sale	20,088	86,930	—
Proceeds from sales of securities available for sale	8,854	—	2,548
Purchases of securities available for sale	(104,618)	(133,684)	(9,838)
Purchase (redemption) of restricted securities	—	—	(2,202)
Purchase of Bank-owned life insurance	(400)	—	—
Net decrease (increase) in loans	85,598	(103,287)	(133,124)
Purchase of premises and equipment	(484)	(375)	(2,578)
Proceeds from sale of OREO	2,344	10,486	8,804
Purchase of Missouri Bank Charter	—	—	(581)
Sale of branches, net of premium received	-	(19,498)	—
Net cash provided by (used in) investing activities	57,641	(125,410)	(76,355)

(Continued)

57.

Centrue Financial Corporation
Part II
Consolidated Statement of Cash Flows
Years Ended December 31, 2009, 2008 and 2007 (In Thousands)

	2009	2008	2007

Cash flows from financing activities
Net increase (decrease) in deposits	$5,469	$68,419	$6,412
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(30,081)	1,369	8,618
Repayment of advances from the Federal Home Loan Bank	(244,024)	(719,332)	(58,656)
Proceeds from advances from the Federal Home Loan Bank	190,000	738,000	117,124
Payments on notes payable	(9,030)	(4,226)	(463)
Proceeds from notes payable	—	10,250	5,250
Redemption of subordinated debentures	—	—	(10,310)
Issuance of subordinated debentures	—	—	10,310
Dividends on common stock	(482)	(3,321)	(3,241)
Dividends on preferred stock	(1,810)	(207)	(207)
Redemption of preferred stock	—	563	—
Proceeds from exercise of stock options	—	233	386
Net proceeds from preferred stock issued	32,668	—	—
Purchase of treasury stock	—	(1,174)	(8,451)
Net cash provided by (used in) financing activities	(57,290)	90,574	66,772

Net increase (decrease) in cash and cash equivalents	21,438	(16,614)	11,433

Cash and cash equivalents
Beginning of year	35,014	51,628	40,195

End of year	$56,452	$35,014	$51,628

Supplemental disclosures of cash flow information
Cash payments for
Interest	$24,741	$35,927	$44,417
Income taxes	1,028	5,629	3,292
Transfers from loans to other real estate owned	6,908	20,075	8,776

See Accompanying Notes to Consolidated Financial Statements.

58.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Centrue Financial Corporation is a bank holding company organized under the laws of the State of Delaware. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank. The Company and the Bank provide a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. Additionally, brokerage; asset management; and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, carrying value of goodwill, other-than-temporary impairment of securities, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change.

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

Securities

Available-for-sale. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income (loss). Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating OTTI, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. Securities are written down to fair value when a decline in fair value is not temporary.

59.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

For trust preferred collateralized debt obligations (“CDOs”), the issuer’s financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument, are analyzed. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement and ratio information. Industry and market information are also considered. The Company considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. The Company conducts regular reviews of the bond agency ratings of securities.

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

Restricted Securities. The Company owns investments in the stock of the Federal Reserve Bank, the Federal Home Loan Bank of Chicago (FHLB). No ready market exists for these stocks and they have no quoted market values. Federal Reserve Bank stock is redeemable at par. The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB and periodically evaluated for impairment. The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLB.

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

60.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Loans, for which terms have been modified, and for which the borrower is experiencing difficulties, are considered troubled debt restructurings and classified as impaired.

Concentration of Credit Risk

Most of the Company’s growth and business activity with large dollar credit facilities is with customers located in St. Louis County, Missouri. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the St. Louis County area. Additionally, the Company has a high concentration of real estate development loans.

61.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Mortgage servicing rights

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with noninterest expense in the other expense line on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $0.7 million $0.4 million, $0.5 million for the years ended December 31, 2009, 2008 and 2007. Late fees and ancillary fees related to loan servicing are not material.

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

Bank-owned life insurance

The Company has invested in bank-owned life insurance policies on key executives, for which the Company is also the beneficiary. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Management performs a monthly analysis to determine the current cash surrender value and adjusts the value accordingly. These policies have an approximate cash surrender value of $29.4 million and $27.9 million at December 31, 2009 and 2008, respectively.

62.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB Emerging Issues Task Force finalized guidance on the accounting treatment for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. Upon adoption, the Company recorded a $0.7 million reduction to the beginning balance of retained earnings as of January 1, 2008.

Goodwill and other intangible assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. The Company has selected December 31 as the date to perform the annual impairment test. During 2009, impairment of $8.6 million was taken as a result of the decline in valuation of the Company. Approximately $0.1 million of the impairment is related to the sale of wealth management and $8.5 million was related to the Company’s goodwill impairment valuation conducted during the second quarter. See Note 9 for further details.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch company acquisitions. They are initially measured at fair value and then are amortized over ten years using an accelerated method. Management reviews intangible assets at least annually for impairment and any such impairment will be recognized in the period identified.

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

63.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company is no longer subject to examination by federal taxing authorities for the tax year 2005 and the years prior.

Earnings per share

Basic earnings per common share is net income for common stockholders divided by the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and Series A convertible preferred shares using the treasury stock method.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of the stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Stockholders’ Equity:

Preferred stock

The Company’s Certificate of Incorporation authorizes its board of directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2009 and 2008. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

64.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 268 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2009 and 2008 respectively, which are shown in other liabilities in accordance with accounting guidance. In December, 2008, 563 shares were redeemed at the shareholder’s request. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company become obligated to redeem such holder’s shares of Series B Preferred Stock upon the earlier to occur of the death of the respective original holder of Series B Preferred Stock or August 6, 2006. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

Series C Fixed Rate Cumulative Perpetual Preferred Stock: The Company has authorized 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share. There were 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock issued at December 31, 2009. Dividends accrue on each share of Series C Preferred Stock from the date of issuance. Management is accreting the discount on the preferred stock over a five year life using an effective yield.

The Series C Fixed Rate Cumulative Perpetual Preferred Stock issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The Company may, at its option, redeem the preferred securities at their liquidation preference plus accrued and unpaid dividends at any time. Both the preferred securities and the warrant will be accounted for as components of regulatory Tier 1 capital. The securities purchase agreement, between the Company and the Treasury, limits the payment of dividends on the Common Stock to a quarterly cash dividend of $0.14 per share, limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain executive compensation limitations.

Dividend restriction

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the subsidiary bank to the holding company or by the holding company to stockholders. As discussed on page 9, the Bank and the Company cannot declare dividends per the Agreement.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

65.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

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

Adoption of new accounting standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009 and is reflected in these financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about OTTI for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this guidance as of January 1, 2009. During the twelve months ended December 31, 2009, the Company recognized a $12.2 million non-cash impairment charge to write down six of our collateralized debt obligations due to the OTTI, which was credit related. Please see Note 5 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

66.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 and early adoption for periods ending after March 15, 2009. The effect of adopting this new guidance did not have a material effect on the Company’s financial statements.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this new guidance did not have a significant impact to the Company’s financial statements.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

67.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Business Acquisitions and Divestitures

On March 28, 2008, the Company completed the sale of its Hanover and Elizabeth branches to Apple River State Bank headquartered in Apple River, Illinois. Apple River assumed approximately $22.7 million in deposits and acquired $14.7 million in loans, and $0.4 million in premises and equipment. The net gain on the sale was $0.5 million.

On June 6, 2008, the Company completed the sale of its Manlius and Tampico branches to Peoples National Bank headquartered in Kewanee, Illinois. Peoples National assumed approximately $29.5 million in deposits and acquired $17.6 million in loans and $0.2 million in premises and equipment. The net gain on the sale was $0.6 million.

On August 29, 2008, the Company completed the sale of its Asset Management product line to Vezzetti Capital Management. There was no gain or loss recorded on this transaction.

On September 18, 2008, the Company completed the sale of its brokerage product line. The net loss on sale was $0.03 million.

On January 23, 2009, the Company completed the sale of its Trust unit of the Wealth Management division to Hometown National Bank headquartered in LaSalle, Illinois. The Company’s loss on the sale was attributed to the allocation of $0.1 million impairment of goodwill allocated to the completion of the sale of this division.

Management has analyzed on an overall basis the impact of the above divestitures on an individual and aggregate basis and determined that per accounting guidance on disposal of long-lived assets, that the results for the asset divestitures is immaterial to the Company as a whole and does not require them to be reported as discontinued operations on the financial statements.

Note 3. Securities

The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. government agencies	$3,750	$216	$—	$3,966
States and political subdivisions	35,473	1,093	(25)	36,541
U.S. government agency residential mortgage-back securities	195,229	3,203	(249)	198,183
Collateralized residential mortgage obligations	14,502	61	(137)	14,426
Equity securities	1,886	55	(43)	1,898
Collateralized debt obligations	13,216	—	(3,458)	9.758
	$264,056	$4,628	$(3,912)	$264,772

68.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
U.S. government agencies	$16,513	$482	$—	$16,995
States and political subdivisions	37,866	530	(194)	38,202
U.S. government agency residential mortgage-back securities	143,117	1,148	(887)	143,378
Collateralized residential mortgage obligations	21,404	53	(1,453)	20,004
Equity securities	1,571	—	(75)	1,496
Collateralized debt obligations	25,248	—	(5,400)	19,848
Corporate	1,991	7	(70)	1,928
	$247,710	$2,220	$(8,079)	$241,851

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Years Ended December 31,
	2009	2008	2007
Proceeds from calls and maturities	$20,088	$86,930	$—
Proceeds from sales	8,854	—	2,548
Realized gains	251	848	11
Realized losses	—	—	(40)
Net impairment loss recognized in earnings	(12,606)	(2,735)	—
Tax benefit (provision) related to net realized gains and losses	97	329	(11)

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$5,512	$5,604
Due after one year through five years	20,850	21,584
Due after five years through ten years	8,558	8,945
Due after ten years	17,519	14,132
U.S. government agency mortgage-backed securities	195,229	198,183
Collateralized mortgage obligations	14,502	14,426
Equity securities	1,886	1,898
	$264,056	$264,772

	December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$3,813	$3,845
Due after one year through five years	38,691	39,362
Due after five years through ten years	6,984	7,230
Due after ten years	30,139	24,608
U.S. government agency mortgage-backed securities	143,117	143,378
Collateralized mortgage obligations	21,404	20,004
Equity securities	3,562	3,424
	$247,710	$241,851

69.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The Company held callable securities with a carrying value of $22.9 million and an amortized cost basis of $42.7 million as of December 31, 2009 and with a carrying value of $43.8 million and an amortized cost basis of $55.2 million at December 31, 2008.

Securities with carrying values of approximately $182.6 million and $193.0 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders’ equity.

The Company does not have any securities classified as trading or held-to-maturity.

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$444	$(6)	$777	$(19)	$1,221	$(25)
U.S. government agency residential mortgage-backed securities	40,920	(249)	—	—	40,920	(249)
Collateralized residential mortgage obligations	—	—	9,841	(137)	9,841	(137)
Equities	—	—	51	(43)	51	(43)
Collateralized debt obligations	—	—	9,758	(3,458)	9,758	(3,458)

Total temporarily impaired	$41,364	$(255)	$20,427	$(3,657)	$61,791	$(3,912)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$7,284	$(194)	$—	$—	$7,284	$(194)
U.S. government agency residential mortgage-backed securities	59,742	(796)	3,245	(91)	62,987	(887)
Collateralized residential mortgage obligations	16,385	(1,453)	—	—	16,385	(1,453)
Equities	—	—	1,496	(75)	1,496	(75)
Collateralized debt obligations	7,579	(2,524)	12,269	(2,876)	19,848	(5,400)
Corporate	1,423	(70)	—	—	1,423	(70)

Total temporarily impaired	$92,413	$(5,037)	$17,010	$(3,042)	$109,423	$(8,079)

Unrealized losses on agency bonds have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds(s) approach maturity.

At December 31, 2009, approximately 93.21% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

70.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $14.4 million which had unrealized losses of approximately $0.1 million at December 31, 2009. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors to insure it has adequate credit support and as of December 31, 2009, OTTI was realized on three CMO instruments for a recorded loss of $0.5 million, of which $0.4 million was recorded as expense and $0.1 million was recorded in other comprehensive income. For the remaining CMOs the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities included in collateralized debt obligations. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis includes the seven pooled trust preferred securities (“CDOs”) making up this portfolio with a $13.2 million book value, after impairment. These securities were rated high quality (A1 and above) at inception, but at December 31, 2009, S&P rated these securities as B+/B-, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class. Upon completion of the December 31, 2009, analysis, our model indicated OTTI on six of the seven securities, all of which experienced additional defaults or deferrals and/or prepayments. These six securities had OTTI losses of $15.3 million, of which $12.2 million was recorded as expense and $3.1 million was recorded in other comprehensive income. These securities remained classified as available for sale at December 31, 2009, and together, the seven securities accounted for $3.5 million of the unrealized loss in the other securities category at December 31, 2009.

71.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table below presents a roll forward of the credit losses recognized in earnings for the year ended December 31, 2009:

Beginning balance, January 1, 2009	$2,735
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	10,906
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,700

Ending balance, December 31, 2009	$15,341

Note 4. Loans

The major classifications of loans follow:

	December 31,
	2009	2008

Commercial	$145,193	$169,721
Commercial real estate	570,214	633,773
Real estate	163,547	192,829
Real estate loans held for sale	1,512	2,143
Installment	4,093	5,267
Other	536	657
	$885,095	$1,004,390

An analysis of activity in the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of year	$15,018	$10,755	$10,835
Provision (credit) for loan losses	52,049	8,082	675
Recoveries	646	287	812
Loans charged off	(26,804)	(4,106)	(1,567)
Balance at end of year	$40,909	$15,018	$10,755

72.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents data on impaired loans:
	December 31,
	2009	2008	2007

Year-end impaired loans for which an allowance has been provided	$129,655	$36,754	$5,502
Year-end impaired loans for which no allowance has been provided	35,923	1,880	5,923

Total impaired loans	$165,578	$38,634	$11,425

Allowance for loan loss allocated to impaired loans	$26,717	$8,357	$2,350
Average recorded investment in impaired loans	116,260	19,156	14,246
Interest income recognized from impaired loans	11,376	1,760	1,047
Cash basis interest income recognized from impaired loans	9,322	1,803	1,052

Due to the economic conditions facing many of its customers, the Company determined that there were $84.7 million of loans that were classified as impaired but were considered to be performing loans at December 31, 2009. This resulted in the increase in impaired loans as of December 31, 2009.

Nonperforming loans were as follows:
	December 31,
	2009	2008

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	80,121	10,318
Trouble Debt Restructuring	743	—

Total Nonperforming Loans	$80,864	$10,318

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company has allocated $0.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructuring as of December 31, 2009. The Company has also committed $0.7 million to customers whose loans are classified as a troubled debt restructuring.

         Loans made to executive officers, directors, and their affiliates during 2009 were as follows:

Balance at December 31, 2008	$11,241
New loans, extensions, and modification	426
Repayments	(4,206)
Effect of changes in composition of related parties	(4,456)
Balance at December 31, 2009	$3,005

Note 5. Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

73.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for Sale Securities. The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDOs. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

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

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for December 31, 2009. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

74.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

The Company performed an analysis per accounting guidelines and evaluated for other-than-temporary-impairment (“OTTI”) for each of the seven CDOs. Upon completion of the December 31, 2009 analysis, our model indicated other-than-temporary impairment on six of these CDOs, with an aggregate cost basis of $13.2 million. Total impairment for these six CDOs totaled $15.3 million, of which $12.2 million was recognized through income during 2009 and related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining book value on all CDOs of $13.2 million is deemed to be only temporarily impaired at year-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

During the fourth quarter 2009, the collateralized mortgage obligation (“CMO”) pool was evaluated using management’s required collateral coverage of 5%. Based on the Company’s fourth quarter monitoring of its CMO security portfolio, three of the securities in this portfolio had not maintained coverage ratios exceeding the 5%. Thus, further impairments of $0.4 million were taken regarding this portion of the security portfolio. The CMO portfolio contains home mortgages which experienced pressure due to the economy in the previous quarter.

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

Other Real Estate Owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Mortgage Servicing Rights. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.

Loans Held For Sale. Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
U.S. government agencies	$3,966	$—	$3,966	$—
State and political subdivisions	36,541	—	36,541	—
U.S. government agency residential mortgage-backed securities	198,183	—	198,183	—
Collateralized residential mortgage obligations	14,426	—	4,637	9,789
Equities	1,898	—	1,898	—
Collateralized debt obligations	9,758	—	—	9,758
Available-for-sale securities	$264,772	$—	$245,225	$19,547

75.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2008
U.S. government agencies	$16,995	$—	$16,995	$—
State and political subdivisions	38,202	—	38,202	—
U.S. government agency residential mortgage-backed securities	143,378	—	143,378	—
Collateralized residential mortgage obligations	20,004	—	20,004	—
Equities	1,496	—	1,496	—
Collateralized debt obligations	19,848	—		19,848
Corporate	1,928	—	1,928	—
Available-for-sale securities	$241,851	$—	$222,003	$19,848

The table below presents a reconciliation of income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended December 31, 2009.

	Securities Available for Sale
	2009		2008

	CDO’s	CMO’s
Beginning balance, January 1,	$19,848	$—	$—

Transfers into Level 3	—	10,655	21,910
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(12,191)	(415)	(2,735)
Other changes in fair value
Included in other comprehensive income	2,101	(451)	673
Ending Balance, December 31,	$9,758	$9,789	$19,848

Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
Impaired loans	$102,938	$—	$—	$102,938
OREO property	16,223			16,223
Goodwill	15,880	—	—	15,880

December 31, 2008
Impaired loans	$28,397	$—	$—	$28,397

76.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $129.7 million with a valuation allowance of $26.7 million in 2009, resulting in an additional provision for loan losses of $17.7 million for the period. In 2008, they had a carrying amount of $36.8 million with a valuation allowance of $8.4 million, resulting in an additional provision for loan losses of $5.4 million for that period. The majority of our impaired loans are collateralized by real estate. The carrying values for this real estate secured impaired loans were based upon information in independent appraisals obtained on the underlying collateral.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $16.2 million, which is made up of the outstanding balance of $17.3 million, net of valuation allowance of $1.1 million at December 31, 2009, resulting in a write-down of $1.1 million for the year ending December 31, 2009.

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$56,452	$56,452	$35,014	$35,014
Securities	264,772	264,772	241,851	241,851
Restricted Securities	10,711	N/A	10,711	N/A
Net Loans	844,186	808,446	989,372	994,010
Accrued interest receivable	4,709	4,709	5,547	5,547
Financial liabilities
Deposits	1,054,689	1,059,766	1,049,220	1,050,795
Federal funds purchased and securities sold under agreements to repurchase	16,225	16,225	46,306	46,306
Federal Home Loan Bank Advances	86,261	87,727	140,285	141,430
Notes payable	10,796	9,092	19,826	18,921
Subordinated debentures	20,620	11,383	20,620	18,031
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,051	4,051	4,230	4,230

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the trust operations, the trained work force, customer goodwill, and similar items.

77.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 6. Loan Sales and Servicing

Loans held for sale at year end related to our secondary mortgage market activities are as follows:

	December 31,
	2009	2008
Loans held for sale	$1,512	$2,143
Less: Allowance to adjust to lower of cost or fair value	—	—
Loans held for sale	$1,512	$2,143

The following summarizes the secondary mortgage market activities:

	Years Ended December 31,
	2009	2008	2007
Proceeds from sales of mortgage loans	$132,758	$72,101	$82,810

Gain on sales of mortgage loans	$2,232	$1,116	$1,262

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2009	2008
Federal Home Loan Mortgage Corporation	$75,438	$104,115
Federal National Mortgage Association	265,484	226,193
IHDA	1,357	1,738
	$342,279	$332,046

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2.2 million at December 31, 2009 and 2008, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,890	$3,161	$3,510
Originated mortgage servicing rights	821	211	176
Amortization	(826)	(482)	(525)
Balance at end of year	$2,885	$2,890	$3,161

Management periodically evaluates assets for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $2.9 million and $3.0 million at December 31, 2009 and 2008, respectively. Fair value was determined using discount rates ranging from 9.50% to 17.00% and prepayment speeds ranging from 17.70% to 19.50% depending on the stratification of the specific right.

78.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 6. Loan Sales and Servicing (Continued)

Estimated amortization expense for each of the next five years is as follows:

2010	$485
2011	465
2012	450
2013	425
2014	410

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2009	2008

Land	$9,778	$9,878
Buildings	22,789	23,183
Furniture and equipment	22,696	22,113
Construction in process	37	193
	55,300	55,367
Less accumulated depreciation	25,040	22,991
	$30,260	$32,376

As discussed in Note 2, the Company completed the sale of four branches during 2008. A total of $0.6 million of Premises and Equipment was included with those sales.

During 2008, the Company disposed of three buildings and abandoned leasehold improvements related to an exited lease contract. These actions resulted in a $0.5 million decrease of Premises and Equipment during the period. On December 18, 2009, the Company entered into an agreement to sell an operations building. This transaction reduced Premises and Equipment by $0.4 million as it closed on March 15, 2010. There was a gain of $0.2 million associated with the transaction.

Note 8. Participation in the Treasury Capital Purchase Program

On January 9, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 32,668 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $1.00 per share and liquidation value $1,000 per share (the “Series C Preferred Stock”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share.

The Series C Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Preferred Stock may be redeemed by the Company at any time subject to consultation with the Federal Reserve. The Series C Preferred Stock is not subject to any contractual restrictions on transfer.

79.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 8. Participation in the Treasury Capital Purchase Program (Continued)

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to October 28, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

On August 10, 2009, the Company announced that it would defer scheduled interest payments on the $29.9 million in principal outstanding Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the expense in accordance to GAAP and the terms of the program. The Company may, at its option, with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Both the preferred securities and the warrant are accounted for as components of regulatory Tier 1 capital. Per accounting guidelines, the Company is accreting the discount for this instrument.

Note 9. Goodwill and Intangible Assets

Goodwill

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis on December 31 each year, or more often if events or circumstances indicate that they may be impaired. Goodwill was tested for impairment at the reporting unit level as of June 30, 2009 and a total impairment loss was recorded as a result of management’s determination that the carrying amount of goodwill exceeded its implied fair value. The Company’s market price per share had continued to be less than its stockholders’ common equity as the Company’s stock continued to trade at a price below its book value. At the same time, the Bank’s operating losses, primarily driven by the deterioration of the real estate markets, decreased as nonperforming assets, particularly loans and related charge-offs increased. The Company engaged an independent third party to test for impairment of its goodwill using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step included a screen for potential impairment and the second step measured the amount of impairment.

The first step of the June 30, 2009 analysis used both an income and market approach as part of that analysis. The income approach was based on discounted cash flows, which were derived from internal forecasts and economic expectations for the Bank reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach calculated the change of control price a market participant could have been reasonably expected to pay for the Bank by adding a change of control premium. The results of the first step of the analysis indicated that the Bank’s carrying value exceeded its fair value, which indicated that an impairment existed and required that the Company perform the second step of the analysis to determine the amount of the impairment. The second step of the analysis measures the amount of impairment and involved a valuation of all of the assets of the Bank as if it had just been acquired and comparing the resultant goodwill with the actual carrying amount of goodwill. The results of the second step of the analysis determined that goodwill was impaired, which resulted in the pre-tax impairment charge of $8.5 million.

80.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Goodwill and Intangible Assets (Continued)

At December 31, 2009, the Company performed its annual goodwill impairment analysis by repeating its step one analysis using a third party. The results of this analysis showed that the Company again identified potential impairment. The step two results obtained from the third party were applied to our December 31 balance sheet which resulted in no additional impairment was required as the fair value of the balances supported the level of goodwill carried as of December 31. However, if the economy remains stressed and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

The change in balance of goodwill during the year is as follows:

	December 31,
	2009	2008

Beginning of year	$24,494	$25,498
Goodwill impairment due to sale of Wealth Management	(163)	(724)
Goodwill allocated to Brokerage & Asset Management sale	—	(280)
Goodwill impairment	(8,451)	—

End of year	$15,880	$24,494

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$7,154	$14,124	$5,617
Other customer relationship intangibles	—	—	—	—
Missouri charter	581	—	581	—

Total	$14,705	$7,154	$14,705	$5,617

The core deposit intangible asset primarily related to a $13 million addition from a 2006 merger. Aggregate amortization expense was $ 1.5 million, $1.9 million, and $2.3 million for 2009, 2008, and 2007, respectively.

Estimated amortization expense for subsequent years is as follows:

2010	$1,258
2011	1,029
2012	951
2013	951
2014	951
Thereafter	2,411

81.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Deposits

Deposit account balances by type are summarized as follows:

	December 31,
	2009	2008
Non-interest-bearing demand deposit	$119,313	$118,745
Savings, NOW, and money market accounts	337,918	336,466
Time deposits of $100 or more	236,009	261,192
Other time deposits	361,449	332,817
	$1,054,689	$1,049,220

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Year	Amount

2010	$431,694
2011	106,266
2012	40,216
2013	5,108
2014	14,067
Thereafter	107
$597,458

Time certificates of deposit in denominations of $100 or more mature as follows:

	December 31,
	2009	2008
3 months or less	$58,557	$150,091
Over 3 months through 6 months	35,790	31,078
Over 6 months through 12 months	56,334	26,202
Over 12 months	85,328	53,821
	$236,009	$261,192

Deposits from principal officers, directors and their affiliates at year end 2009 and 2008 were $1.8 million and $1.6 million.

Note 11. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $16.2 million and $27.1 million at year-end 2009 and 2008. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008

Average daily balance during the year	$27,631	$33,157
Average interest rate during the year	0.51%	1.60%
Maximum month-end balance during the year	40,709	42,581
Weighted average interest rate at year-end	0.61%	0.51%

82.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 12. Subordinated Debentures

The Company has two $10.0 million trust preferred issuances that were issued in April 2004 and April 2007 in cumulative trust preferred securities through special-purpose trusts Centrue Statutory Trust II (Trust II) and Centrue Statutory Trust III (Trust III). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust II and Trust III totaling $20.6 million. Trust II and Trust III are wholly-owned subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures.

Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 0.25% for Trust II and a 6.67% fixed rate for Trust III, respectively, (at a rate of 2.90% and 6.67% at December 31, 2009) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures is fixed for five years and then transitions to a variable rate that is 1.65% over the LIBOR rate. Interest expense on the trust preferred securities was $1.1 million and $1.3 million for the years ended December 31, 2009 and 2008. During the third quarter of 2009, the Company began deferring the interest payments on these instruments. All interest is accrued as of December 31, 2009. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

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

In accordance with accounting guidelines, the trusts are not consolidated with the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability and the Company’s investment in the common stock for the trusts of $0.6 million is included in other assets.

Note 13. Borrowed Funds

At December 31, 2009 and 2008, $8.0 million and $75.0 million of FHLB advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had specifically $102.9 million collateral credited to the Company by the FHLB. This amount consists of pledged securities of $67.4 million earning us a collateral credit of $64.5 million. Additionally, the Company has pledged $69.6 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The FHLB credits the Company $38.4 million for these. The Company has no variable rate advances at year-end 2009 and four variable rate advances, two at 0.45% and two at 0.55% at year-end 2008. The variable rate instruments were paid off in 2009. The remaining advances at 2009 are at fixed rates ranging from 0.42% to 4.90%.

83.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Borrowed Funds (Continued)

The scheduled maturities of advances from the FHLB at December 31, 2009 and 2008 are as follows:

	2009		2008
	Average		Average
	Interest		Interest
Year	Rate	Amount	Rate	Amount
2009	—%	$—	0.61%	$82,023
2010	1.81	15,200	4.50	5,200
2011	2.78	48,000	2.78	48,000
2012	2.15	3,000	—	—
2013	4.61	61	4.61	62
2014	3.00	15,000	—	—
Thereafter	4.37	5,000	4.37	5,000
	2.72%	$86,261	1.63%	$140,285

Notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Revolving credit loan ($10,000) from Bank of America; interest due quarterly at the higher of 90-day LIBOR plus 2.50% or a floor of 5.00%. The note matured on June 30, 2009; secured by 100% of the stock of Centrue Bank.	$—	$8,865

Term note ($250) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; secured by 100% of the stock of Centrue Bank.	250	250

Subordinated debt note ($10,000) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; the debt is unsecured and intended to qualify as tier II capital for regulatory purposes.	10,000	10,000

A note to an individual related to a prior acquisition. The original amount was $2,000. The note was entered into on October 23, 2002 and carries an imputed interest of 5.25%. The note matures on October 24, 2012.	546	711
	$10,796	$19,826

On March 31, 2008, the Company originally entered into a loan agreement with Bank of America consisting of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $.03 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, the Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

The loan agreement contains customary covenants, including but not limited to, the Bank’s maintenance of its status as well-capitalized, the Bank’s minimum return on average assets on an annual basis of 0.50%, the Bank’s maximum nonperforming assets to primary capital below 20%, and the Bank’s minimum loan loss reserves to total loans of 1.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of the subordinated debt credit facility. The Company obtained a waiver from Cole Taylor for its noncompliance with the ROA and nonperforming asset ratio covenants at December 31, 2009.

84.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Borrowed Funds (Continued)

Information concerning borrowed funds is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal Funds Purchased
Year-end balance	$—	$19,200	$—
Maximum month-end balance during the year	8,600	35,700	15,100
Average balance during the year	1,039	8,991	1,282
Weighted average interest rate for the year	0.71%	2.54%	5.83%
Weighted average interest rate at year end	N/A	0.45%	N/A
Advances from the Federal Home Loan Bank
Maximum month-end balance during the year	$140,283	$140,285	$121,615
Average balance during the year	87,547	119,800	69,202
Weighted average interest rate for the year	2.62%	2.74%	4.41%
Weighted average interest rate at year end	2.72%	1.69%	4.30%
Notes Payable
Maximum month-end balance during the year	$19,826	$24,016	$13,802
Average balance during the year	11,740	19,628	11,107
Weighted average interest rate for the year	4.04%	5.24%	6.68%
Weighted average interest rate at year end	3.38%	5.77%	6.65%

Note 14. Income Taxes

Income tax expense (benefit) consisted of:

	Years Ended December 31,
	2009	2008	2007
Federal
Current	$(3,839)	$4,182	$4,264
Deferred	(13,756)	(1,911)	225
	(17,595)	2,271	4,489
State
Current	(1,052)	661	378
Deferred	(2,587)	(166)	308
	(3,639)	495	686
	$(21,234)	$2,766	$5,175

The Company’s income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,
	2009	2008	2007
Expected income taxes	$(20,166)	$3,113	$5,609
Income tax effect of
Interest earned on tax-free investments and loans	(513)	(646)	(736)
Nondeductible interest expense incurred to carry tax-free investments and loans	51	82	112
Nondeductible amortization	—	40	—
State income taxes, net of federal tax benefit	(2,402)	327	453
State income tax refund	(61)	—	—
Earnings on Bank-owned life insurance	(338)	(329)	(337)
Nondeductible goodwill impairment	2,225	—	—
Stock option expense	39	53	29
Nondeductible meals and health club dues	31	45	—
Other	(100)	81	45
	$(21,234)	$2,766	$5,175

85.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

The significant components of deferred income tax assets and liabilities consisted of:

	December 31,
	2009	2008
Deferred tax assets
Allowance for loan losses	$15,801	$5,830
Other-than-temporary impairment on securities	5,926	1,061
Deferred compensation, other	274	459
Stock based expense	227	154
Net operating loss carryforwards	1,773	1,233
Securities available for sale	—	2,269
Deferred tax credits	148	—
OREO valuation allowance	408	13
Donation carryforward	154	—
Other	179	—
Total deferred tax assets	24,890	11,019
Deferred tax liabilities
Depreciation	$(581)	$(662)
Adjustments arising from acquisitions	(1,695)	(1,701)
Mortgage servicing rights	(1,114)	(1,122)
Securities available-for-sale	(278)	—
Federal Home Loan Bank dividend received in stock	(783)	(787)
Deferred loan fees & costs	(500)	(573)
Prepaid expenses	(355)	(278)
Other	—	(108)
Total deferred tax liabilities	(5,306)	(5,231)
Valuation allowance on NOL carry forwards	(370)	(370)
Net deferred tax assets	$19,214	$5,418

The 2009 net operating loss carry forwards includes $3.6 million related to the Illinois Community Bancorp Inc. acquisition. Additionally, the 2008 and 2007 federal NOL amounts of $3.6 million and $3.8 million respectively, are also related to this transaction. This acquisition also generated an NOL of $2.6 million for the State of Illinois NOL. The NOL carry forward expires in 2021 thru 2024, and can be used at a rate of $0.16 million per year based on Section 382 limitations. For any amounts that cannot be used, a valuation account is created. The valuation allowance of $0.4 million was established since some of the NOL cannot be used before they expire. The 2009 net operating loss carry forwards also includes $11.2 million in state of Illinois loss carry forwards generated in 2009 that have a twelve year carry forward period.

The deferred tax credits represent $0.15 million in Alternative Minimum Tax credit carry forwards generated in 2007. These credits can be carried forward indefinitely until used. In addition, the donation carry forwards of $0.4 million generated in 2009 will expire in five years if unused.

In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against their deferred tax assets (DTAs) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of December 31, 2009 related to DTAs except for a valuation reserve related to certain acquired net operating losses as explained above.

In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carryback net operating losses to prior tax periods, tax planning strategies that are prudent and feasible, the reversal of deductible temporary differences that can be offset by taxable temporary differences and future taxable income.

86.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

Tax planning strategies represent a source of positive evidence that must be considered when assessing the need for a valuation allowance. Tax planning strategies must be prudent and feasible (and within the control of the company), something that a company might not ordinarily implement, but would implement to prevent an operating loss or tax credit carryforward from expiring unused, and would result in the realization of DTAs. The Company has evaluated a number of tax planning strategies that, if implemented, could result in the realization of a majority of the net DTA balance that exists at December 31, 2009. These strategies mainly involve the sale of appreciated assets (e.g., sale of branches, certain fixed assets, publicly-traded securities and insurance policies, etc.). Management would not expect that the execution of any of the actions would involve a significant amount of expense.

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation adjustment was necessary as of December 31, 2009 and believes that it is more likely than not that that the deferred tax assets will be fully realized although there is no guarantee that those assets will be realized in future periods.

During 2009, there was no interest and penalties recorded in the income statement. In 2008 and 2007, the amounts were immaterial. There were no amounts accrued for interest and penalties at December 31, 2009, 2008 and 2007.

Note 15. Benefit Plans

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits under the company safe harbor plan status. In 2009, the Company contributed 3% of employee wages to all eligible participants regardless of whether and to what extent the employee elected a salary deferral.

Contributions to the 401(k) plan are expensed currently and approximated $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2009, 2008, and 2007.

The Company also entered into certain non-qualified deferred compensation agreements with members of the senior management team and other select individuals deemed to meet the criteria of “top hat” plan participants.

The Company may make discretionary matching contributions with a respect to a portion of the participant’s deferral. Additionally, the Company continues its non-qualified deferred compensation plan for the directors. These agreements, which are subject to the rules of Internal Revenue Code Section 409(a), relate to the voluntary deferral of compensation received. The accrued liability as of December 31, 2009, 2008 and 2007 is $0.4 million, $0.7 million and $0.1 million. The Company match for the employees deferred compensation plan was $0.1 million for 2009 and $0.9 million for 2008. During 2009, there were distributions of 17,685 shares for a director that left the Company and took his deferred compensation match in shares. A portion of the benefit is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in these agreements.

87.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to common stock at 100% of the fair market value on the date the option is granted. The Company had authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and were 100% fully vested. The options had an exercise period of ten years from the date of grant. The plan terminated on November 18, 2009 leaving no shares available for grant under this plan.

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company’s common stock at an exercise price to be determined by the executive and compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of seven to ten years from the date of grant. There are 66,000 shares available to grant under this plan.

The Company awarded 5,000 shares of restricted stock in November, 2006 that were available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $90. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vested at a rate of 20% of the initially awarded amount per year, beginning on the date of the award and were contingent upon continuous service by the recipient through the vesting date. As of April 3, 2009, the contingency was not fulfilled and the remaining 2,000 shares of unvested restricted stock were forfeited and returned to treasury stock.

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $0.3 million, $0.4 million and $0.2 million for 2009, 2008 and 2007. The compensation cost that has been charged against income for the restricted stock portion of the 2003 Option Plan was ($0.01) million, $0.02 million and $0.02 million for 2009, 2008 and 2007. The negative amount for 2009 reflects the adjustment of previously recognized expense due to the forfeiture of the remainder of the restricted stock.

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

88.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation (Continued)

	2009	2008	2007

Fair value	$1.79 - 3.70	$3.36 - 3.69	$4.41 - 4.65
Risk-free interest rate	1.53 - 2.01%	2.75 - 2.95%	4.06 - 4.95%
Expected option life (years)	6	6	6
Expected stock price volatility	68.84 - 116.39%	23.91 - 24.07%	23.33 - 23.67%
Dividend yield	5.71 - 7.31%	2.79 - 2.95%	2.57 - 2.64%

During 2009, options were granted on January 9, March 25, April 22, and May 15. During 2008, options were granted on two separate dates of February 7 and April 23. While in 2007, options were granted at three separate dates of January 31, April 24, and October 30. Therefore, a range of values have been shown in the table above for all three years.

A summary of the status of the option plan for 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at beginning of year	635,519	$18.68
Granted	143,000	8.13
Exercised	—	—
Forfeited	(87,750)	17.06

Outstanding at end of year	690,769	$16.68	4.1 years	$—

Vested or expected to vest	682,372	16.73	3.8 years	$—

Exercisable at year end	504,169	$17.75	3.6 years	$—

Options outstanding at year-end 2009 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Number	Life	Number	Price

$ 5.24 – $13.00	170,381	4.9 years	77,381	$7.96
$13.88 – $18.63	233,588	3.9 years	167,188	16.60
$19.03 – $23.31	286,800	3.9 years	259,600	21.41

	690,769	4.1 years	504,169	$17.75

Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$—	$—	$184
Cash received from option exercises	—	233	337
Tax benefit realized from option exercises	—	—	49
Weighted average of fair value of options granted	2.41	3.47	4.53

89.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation (Continued)

As of December 31, 2009, there was $0.4 million total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.12 years.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is anti-dilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 690,769 shares, 555,877 shares and 294,200 shares of common stock and 508,320 warrants, 0 warrants and 0 warrants were outstanding for 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

	2009	2008	2007
Basic earnings per share
Net income (loss) for common shareholders	$(39,889)	$6,183	$11,116
Weighted average common shares outstanding	6,036	6,034	6,342

Basic earnings (loss) per common share	$(6.61)	$1.02	$1.75

Diluted earnings per share
Weighted average common shares outstanding	6,036	6,034	6,342
Add dilutive effect of assumed exercised stock options	—	8	38
Add dilutive effect of assumed exercised common stock warrants	—	—	—
Weighted average common and dilutive potential shares outstanding	6,036	6,042	6,380

Diluted earnings (loss) per common share	$(6.61)	$1.02	$1.74

Note 18. Regulatory Matters

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Management believes as of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which it is subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all of the capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent notification from the corresponding regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

90.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 18. Regulatory Matters (Continued)

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets)
Centrue Financial	$114,905	11.3%	$81,058	8.0%	N/A	N/A
Centrue Bank	111,165	11.1	79,891	8.0	99,864	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$91,891	9.1	40,529	4.0	N/A	N/A
Centrue Bank	98,331	9.9	39,945	4.0	59,918	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$91,891	7.1	51,775	4.0	N/A	N/A
Centrue Bank	98,331	7.6	51,763	4.0	64,704	5.0

As of December 31, 2008
Total capital (to risk-weighted assets)
Centrue Financial	$128,818	12.2%	$84,575	8.0%	N/A	N/A
Centrue Bank	135,297	12.8	84,880	8.0	106,100	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$105,581	10.0	42,288	4.0	N/A	N/A
Centrue Bank	122,013	11.5	42,440	4.0	63,660	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$105,581	8.1	52,120	4.0	N/A	N/A
Centrue Bank	122,013	9.4	51,998	4.0	64,997	5.0

The Company’s ability to pay dividends is dependent on the subsidiary bank, which is restricted by various laws and regulations. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years subject to the capital requirements described above. As of December 31, 2009, the Bank is prohibited from paying dividends up to the Company.

On December 18, 2009, the Bank entered into the Agreement with the Federal Reserve-Chicago and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These actions include, among other things, the payment of dividends by the Bank to the Company, the Company cannot pay dividends on its common or preferred shares, the Company may not increase its debt level and the Company cannot redeem or purchase any shares of its stock.

91.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 19. Commitments, Contingencies, and Credit Risk

In the normal course of business, there are various contingent liabilities outstanding, such as claims and legal actions, which are not reflected in the consolidated financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claim.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows:

	Standby				Range of Rates
	Letters	Variable Rate	Fixed Rate	Total	On Fixed Rate
	of Credit	Commitments	Commitments	Commitments	Commitments
Commitments
December 31, 2009	$7,856	$101,878	$43,368	$154,102	3.19% - 18.00%
December 31, 2008	$12,693	$197,104	$48,674	$258,471	3.25% - 18.00%

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The standby letters of credit are unsecured.

The Company has employment agreements with certain executive officers and certain other management personnel. These agreements generally continue until terminated by the executive or the Company and provide for continued salary and benefits to the executive under certain circumstances. The agreements provide the employees with additional rights if there is a change of control of the Company.

92.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 19. Commitments, Contingencies, and Credit Risk (Continued)

The Company leases certain branch properties under operating leases. Rent expense was $0.3 million each year for 2009, 2008 and 2007. Rent commitments, before considering renewal options that generally are present, were as follows:

2010	$309
2011	314
2012	314
2013	314
2014	314
Thereafter	315
Total	$1,880

Note 20. Condensed Financial Information - Parent Company Only

Condensed financial information for Centrue Financial Corporation follows:

Balance Sheets (Parent Company Only)

	December 31,
ASSETS	2009	2008

Cash and cash equivalents	$3,629	$991
Securities available for sale	2,617	2,332
Investment in subsidiary	136,614	153,362
Other assets	3,522	841

	$146,382	$157,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2009	2008
LIABILITIES

Notes payable	$10,796	$19,826
Mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	2,084	904
	33,768	41,618
Stockholders’ equity	112,614	115,908
	$146,382	$157,526

Income (Loss) Statements (Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
Dividends from subsidiary	$2,500	$8,528	$7,661
Interest income	135	202	334
Other income	3	10	(122)
Interest expense	1,564	2,348	2,454
Other expense	886	1,567	912
Income tax benefit	(843)	(1,365)	(1,189)
Equity in undistributed earnings of subsidiary (dividends in excess of earnings)	(39,111)	200	5,627

Net income (loss)	(38,079)	6,390	11,323
Less dividends on preferred stock	1,810	207	207

Net income (loss) on common stock	$(39,889)	$6,183	$11,116

93.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 20. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(38,079)	$6,390	$11,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Undistributed earnings of subsidiary	39,111	(200)	(5,627)
Decrease (increase) in other assets	(2,662)	(468)	159
Increase (decrease) in other liabilities	1,076	2,058	(130)
Net cash provided by (used in) operating activities	(554)	7,780	5,725
Cash flows from investing activities
Capital infusion to subsidiary	(18,500)	(10,000)	—
Sales and maturities	—	—	1,018
Net cash provided by (used in) investing activities	(18,500)	(10,000)	1,018

Cash flows from financing activities
Net increase (decrease) in notes payable	$(9,030)	$(3,906)	$4,866
Issuance of subordinated debt	—	10,000
Dividend paid on common stock	(482)	(3,321)	(3,241)
Dividend paid on preferred stock	(1,810)	(207)	(207)
Proceeds from exercise of stock options	—	233	386
Stock option expense	346	370	171
Purchase of preferred stock	32,668	(563)	—
Purchase of treasury stock	—	(1,174)	(8,451)
Net cash provided by (used in) financing activities	21,692	1,432	(6,476)
Net increase (decrease) in cash and cash equivalents	2,638	(788)	267
Cash and cash equivalents
Beginning of year	991	1,779	1,512

End of year	$3,629	$991	$1,779

Note 21. Other Comprehensive Income

Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Change in unrealized gains on securities available-for-sale	$(5,780)	$(9,279)	$1,120
Other than temporary impairment on securities	12,606	2,735	—
Reclassification adjustment for losses (gains) recognized in income	(251)	(848)	29
Net unrealized gains	6,575	(7,392)	1,149
Tax expense	2,546	(2,863)	445
Other comprehensive income (loss)	$4,029	$(4,529)	$704

94.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 22. Segment Information

The Company utilizes an internal reporting and planning process that focuses on lines of business (LOB). The reportable segments were determined by the products and services offered, primarily distinguished between retail, commercial, treasury, and other operations. Loans and deposits generate the revenues in the commercial segments; deposits, loans, secondary mortgage sales and servicing generates the revenue in the retail segment; investment income generates the revenue in the treasury segment; and holding company services generate the revenue in the other operations segment. The “net allocations” line represents the allocation of the costs that are overhead being spread to the specific segments.

The accounting policies used with respect to segment reporting are the same as those described in the summary of significant accounting policies set forth in Note 1. Segment performance is evaluated using net income.

Information reported internally for performance assessment follows:

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2009
Net interest income (loss)	$9,080	$27,972	$5,421	$(3,790)	$38,683
Other revenue	10,073	1,138	(12,355)	1,855	711
Other expense	11,712	3,859	226	26,724	42,521
Noncash items
Depreciation	1,475	7	—	1,118	2,600
Provision for loan losses	615	51,434	—	—	52,049
Other intangibles	1,537	—	—	—	1,537
Net allocations	11,990	14,755	3,031	(29,776)	—
Income tax expense (benefit)	(2,729)	(15,632)	(2,873)	—	(21,234)
Segment profit (loss)	(5,448)	(25,313)	(7,318)	—	(38,079)
Goodwill	7,784	8,096	—	—	15,880
Segment assets	223,418	693,121	277,422	118,723	1,312,684

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2008
Net interest income (loss)	$12,324	$25,966	$6,096	$(4,812)	$39,574
Other revenue	11,796	1,316	(1,886)	2,183	13,409
Other expense	11,911	2,746	195	15,294	30,146
Noncash items
Depreciation	1,749	7	—	1,236	2,992
Provision for loan losses	—	8,082	—	—	8,082
Other intangibles	1,882	—	—	725	2,607
Net allocations	6,959	10,937	1,988	(19,884)	—
Income tax expense	968	1,521	277	—	2,766
Segment profit (loss)	651	3,989	1,750	—	6,390
Goodwill	12,006	12,488	—	—	24,494
Segment assets	255,028	803,069	277,597	66,187	1,401,881

95.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 22. Segment Information (Continued)

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2007
Net interest income (loss)	$12,971	$26,826	$1,446	$(2,402)	$38,841
Other revenue	8,938	1,832	(22)	4,917	15,665
Other expense	11,429	3,214	218	16,975	31,836
Noncash items
Depreciation	1,769	16	—	1,405	3,190
Provision for loan losses	43	632	—	—	675
Other intangibles	2,303	—	—	4	2,307
Net allocations	5,554	8,728	1,587	(15,869)	—
Income tax expense	1,811	2,846	518	—	5,175
Segment profit (loss)	(1,000)	13,222	(899)	—	11,323
Goodwill	12,499	12,999	—	—	25,498
Segment assets	306,156	741,861	268,484	48,498	1,364,999

Note 23. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2009 Three Months Ended				Year Ended December 31, 2008 Three Months Ended
	Dec. 31 1	Sep. 30 1	June 30 2	March 31	Dec. 31 1	Sep. 30	June 30	March 31

Total interest income	$14,840	$15,335	$16,048	$17,022	$17,045	$17,831	$18,460	$20,182
Total interest expense	5,659	5,927	6,332	6,644	7,160	7,849	8,456	10,479
Net interest income	9,181	9,408	9,716	10,378	9,885	9,982	10,004	9,703

Provision for loan losses	22,250	14,500	13,064	2,235	5,225	1,225	866	766
Noninterest income	(457)	66	(941)	2,043	585	3,594	4,292	4,938
Noninterest expense	10,525	8,991	18,265	8,877	8,086	8,122	9,221	10,316
Income (loss) before income taxes	(24,051)	(14,017)	(22,554)	1,309	(2,841)	4,229	4,209	3,559
Income tax expense (benefit)	(9,534)	(5,605)	(6,339)	244	(1,282)	1,430	1,504	1,114
Net income (loss)	(14,517)	(8,412)	(16,215)	1,065	(1,559)	2,799	2,705	2,445
Preferred stock dividend	468	467	460	415	51	52	52	52
Net income (loss) for common stockholders	$(14,985)	$(8,879)	$(16,675)	$650	$(1,610)	$2,747	$2,653	$2,393
Basic earnings (loss) per share	$(2.48)	$(1.47)	$(2.77)	$0.11	$(0.27)	$0.46	$0.44	$0.40
Diluted earnings (loss) per share	$(2.48)	$(1.47)	$(2.77)	$0.11	$(0.27)	$0.46	$0.44	$0.39

(1)	Quarterly results impacted by higher provision levels and OTTI impairment on CDO securities.
(2)	Quarterly results impacted by higher provision levels, OTTI impairment on CDO securities and goodwill impairment.

96.

Centrue Financial Corporation
Part II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on page 50.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

97.

Centrue Financial Corporation
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company’s 2010 Proxy Statement under the caption “Election of Directors”, on page 11 of the 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance,” on page 27 under the caption “Audit Committee Financial Expert” and on page 7 under the caption “Code of Ethics” is incorporated herein by reference. The Company’s executive officers are identified under the caption “Executive Officers” contained in Part I of this report.

The Audit Committee of the Company’s board of directors is an “audit committee” for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Walter E. Breipohl, Randall E. Ganim and Scott C. Sullivan.

Item 11.	Executive Compensation

The information beginning on page 7 under the caption “Compensation of Directors”, pages 14 through 26 of the 2010 Proxy Statement under the caption “Compensation Discussion and Analysis,” page 12 under the caption “Report of Executive and Compensation Committee” and page 13 under the caption “Executive and Compensation Committee Interlocks,” are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information on pages 10 and 11 of the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table summarizes information about our equity compensations plans by type as of December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders (1)	630,369	$18.7060	209,000
Total	635,519	$18.6845	209,000

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

98.

Centrue Financial Corporation
Part III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information on page 26 of the 2010 Proxy Statement under the caption “Transactions with Management” and on page 2 under the caption “Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information on page 26 of the 2010 Proxy Statement under the caption “Accountant Fees” is incorporated herein by reference.

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

99.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2010.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2010

/s/ Walter E. Breipohl	/s/ Dennis J. McDonnell
Walter E. Breipohl	Dennis J. McDonnell
Director	Director

/s/ Thomas A. Daiber	/s/ John A. Shinkle
Thomas A. Daiber	John A. Shinkle
Director	Director

/s/ Randall E. Ganim	/s/ Mark L. Smith
Randall E. Ganim	Mark L. Smith
Director	Director

/s/ Michael A. Griffith	/s/ Scott C. Sullivan
Michael A. Griffith	Scott C. Sullivan
Director	Director

Centrue Financial Corporation

Exhibit Index
To
Annual Report On Form 10-K

Exhibits

3.1(1)	Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

3.1 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2009].

3.2	Bylaws of the Company [incorporated by reference from Exhibit 3.1(ii) to Current Report on Form 8-K filed on October 26, 2009].

4.1
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

4.3	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of the Company [incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K filed on January 14, 2009].

4.4	Specimen Common Stock Certificate [incorporated by reference from Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2006].

4.5	Warrant for 508,320 shares of Common Stock issued to U. S. Treasury [incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on January 14, 2009].

10.1
Registration Agreement dated August 6, 1996, between the Company and each of Wayne W. Whalen and Dennis J. McDonnell [incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Company on August 19, 1996 (File No. 33-9891)].

10.2
Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated March 31, 2008 [incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2008].

10. 3
Centrue Financial Corporation 1999 Nonqualified Stock Option Plan [incorporated by reference from Exhibit 10.1 to the registration statement on Form S-8 filed by the Company on December 10, 1999 (File No. 333-92549)].

10.4	Centrue Financial Corporation Amended and Restated 2003 Stock Option Plan [incorporated by reference from Centrue’s 2007 Proxy Statement].

10.5	Form of Stock Option Agreements [incorporated by reference from Exhibit 10.2 and 10.3 to Form 10-Q for the Quarter Ended March 31, 2007].

10.6	Thomas A. Daiber Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-1 to Exhibit 2.1)].

10.7	Kurt R. Stevenson Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-3 to Exhibit 2.1)].

10.8	Amendment to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on November 17, 2006].

10.9	Roger D. Dotson Employment Agreement [incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.10	Heather M. Hammitt Employment Agreement [incorporated by reference from Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.11	Kenneth A. Jones Employment Agreement [incorporated by reference from Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.12	Diane F. Leto Employment Agreement [incorporated by reference from Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.13	Ricky R. Parks Employment Agreement [incorporated by reference from Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.14	Everett J. Solon Employment Agreement [incorporated by reference from Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2007].

10.15	Non-employee Directors’ Deferred Compensation Plan [incorporated by reference from Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2008].

10.16	Kankakee Bancorp, Inc. 1992 Stock Option Plan [incorporated by reference from Schedule 14A for the 1993 Annual Meeting of Stockholders of former Centrue Financial Corporation (Filer No. 001-15025)].

10.17
Kankakee Bancorp, Inc. 2003 Director Short Term Incentive Plan [incorporated by reference from Exhibit 10.1 to Form S-8 (Registration No. 333-104913) of former Centrue Financial Corporation (Filer No. 001-15025) filed on May 1, 2003].

10.18	Kankakee Bancorp, Inc. 2003 Stock Incentive Plan [incorporated by reference from Appendix B to Schedule 14A filed on March 14, 2003 of former Centrue Financial Corporation (Filer No. 001-15025)].

10.19
Indenture dated April 22, 2004 between the Company and U.S. Bank, N.A. [incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 of former Centrue Financial Corporation (Filer No. 001-150250].

10.20	Indenture dated April 19, 2007 between the Company and Wilmington Trust Company [incorporated by reference from Exhibit 10.24 to annual report on Form 10-K for the year ended December 31, 2008].

10.21	Executive Deferred Compensation Plan [incorporated by reference from Exhibit 10.25 to annual report on Form 10-K for the year ended December 31, 2008].

10.22	Amendment #1 to Thomas A. Daiber Employment Agreement [incorporated by reference from Exhibit 10.1 to Current Report on 8-K filed on January 5, 2009].

10.23	Amendment #1 to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 10.2 to Current Report on 8-K filed on January 5, 2009].

10.24	2008 Amendment to Employment Agreement (Heather H. Hammitt) [incorporated by reference from Exhibit 10.5 to Current Report on 8-K filed on January 5, 2009].

10.25	2008 Amendment to Employment Agreement (Kenneth A. Jones) [incorporated by reference from Exhibit 10.6 to Current Report on 8-K filed on January 5, 2009].

10.26	2008 Amendment to Employment Agreement (Diane F. Leto) [incorporated by reference from Exhibit 10.7 to Current Report on 8-K filed on January 5, 2009].

10.27	2008 Amendment to Employment Agreement (Roger D. Dotson) [incorporated by reference from Exhibit 10.8 to Current Report on 8-K filed on January 5, 2009].

10.28	2008 Amendment to Employment Agreement (Everett J. Solon) [incorporated by reference from Exhibit 10.9 to Current Report on 8-K filed on January 5, 2009].

10.29	2008 Amendment to Employment Agreement (Ricky R. Parks) [incorporated by reference from Exhibit 10.10 to Current Report on 8-K filed on January 5, 2009].

10.30
Written agreement with the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional regulation [incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on December 24, 2009].

10.31
Letter Agreement dated January 9, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury [incorporated by reference from Form 8-K filed on January 1, 2009].

10.32	Form of Waiver of Senior Executive Officers [incorporated by reference from Form 8-K filed on January 14, 2009].

10.33	Form of Omnibus Amendment Agreement [incorporated by reference from Form 8-K filed on January 14, 2009].

14.1	Code of Ethics [filed herewith].

21.1	Subsidiaries of Centrue Financial Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Thomas A. Daiber, the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt R. Stevenson, the Company’s Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2*
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Senior Executive Vice President and Principal Financial and Accounting Officer.

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer.

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer.

*
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.