Form 10-Q
period 2010-03-31
CENTRUE FINANCIAL CORP
filed 2010-05-14
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 14, 2010
Common Stock, Par Value $1.00	6,043,176

Centrue Financial Corporation
Form 10-Q Index
March 31, 2010

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
March 31, 2010 and December 31, 2009 (In Thousands, Except Share and Per Share Data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$65,484	$56,452
Securities available-for-sale	274,671	264,772
Restricted securities	10,711	10,711
Loans	838,700	885,095
Allowance for loan losses	(41,845)	(40,909)
Net loans	796,855	844,186
Bank-owned life insurance	29,620	29,365
Mortgage servicing rights	2,839	2,885
Premises and equipment, net	29,420	30,260
Goodwill	15,880	15,880
Other intangible assets, net	7,212	7,551
Other real estate owned	15,230	16,223
Other assets	38,610	34,399

Total assets	$1,286,532	$1,312,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$113,292	$119,313
Interest-bearing	932,941	935,376
Total deposits	1,046,233	1,054,689
Federal funds purchased and securities sold under agreements to repurchase	14,671	16,225
Federal Home Loan Bank advances	76,060	86,261
Notes payable	10,796	10,796
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	11,797	11,211
Total liabilities	1,180,445	1,200,070

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	30,345	30,190
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at March 31, 2010 and December 31, 2009	7,454	7,454
Surplus	74,765	74,741
Retained earnings	14,597	21,486
Accumulated other comprehensive income (loss)	622	439
	128,283	134,810
Treasury stock, at cost 1,410,379 shares at March 31, 2010 and 1,425,064 shares at December 31, 2009	(22,196)	(22,196)
Total stockholders’ equity	106,087	112,614

Total liabilities and stockholders’ equity	$1,286,532	$1,312,684

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months Ended March 31, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans	$11,248	$14,189
Securities
Taxable	1,733	2,505
Exempt from federal income taxes	278	317
Federal funds sold and other	27	11
Total interest income	13,286	17,022

Interest expense
Deposits	4,371	5,606
Federal funds purchased and securities sold under agreements to repurchase	18	39
Federal Home Loan Bank advances	581	543
Series B mandatory redeemable preferred stock	4	4
Subordinated debentures	254	290
Notes payable	88	162
Total interest expense	5,316	6,644

Net interest income	7,970	10,378
Provision for loan losses	9,350	2,235
Net interest income (loss) after provision for loan losses	(1,380)	8,143

Noninterest income
Service charges	1,420	1,457
Mortgage banking income	319	698
Bank-owned life insurance	255	256
Electronic banking services	484	457
Securities gains	2	14
Total other-than-temporary impairment losses	(4,516)	(2,611)
Portion of loss recognized in other comprehensive income (before taxes)	2,909	1,403
Net impairment on securities	(1,607)	(1,208)
Gain on sale of OREO	9	7
Gain on sale of other assets	202	93
Other income	238	269
	1,322	2,043

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months Ended March 31, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2010	2009

Noninterest expenses
Salaries and employee benefits	3,771	4,126
Occupancy, net	788	865
Furniture and equipment	524	560
Marketing	107	183
Supplies and printing	98	119
Telephone	179	193
Data processing	382	370
FDIC insurance	854	245
OREO valuation adjustment	1,657	—
Amortization of intangible assets	339	413
Other expenses	1,787	1,803
	10,486	8,877

Income (loss) before income taxes	$(10,544)	$1,309
Income tax expense (benefit)	(4,284)	244
Net income (loss)	$(6,260)	$1,065

Preferred stock dividends	473	415
Net income (loss) for common stockholders	$(6,733)	$650

Basic earnings (loss) per common share	$(1.11)	$0.11
Diluted earnings (loss) per common share	$(1.11)	$0.11

Total comprehensive income (loss):
Net income (loss)	$(6,260)	$1,065
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(1,784)	(1,815)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	478	(3,020)
Reclassification adjustment:
Net impairment loss recognized in earnings	1,607	1,208
(Gains) recognized in earnings	(2)	(14)
Net unrealized gains (loss)	299	(3,641)
Tax expense (benefit)	116	(1,411)
Other comprehensive income (loss)	183	(2,230)
Total comprehensive income (loss)	$(6,077)	$(1,165)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Three Months Ended March 31, 2010 and 2009 (In Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(6,260)	$1,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	575	593
Goodwill impairment related to sale of Wealth Management	—	163
Amortization of intangible assets	339	413
Amortization of mortgage servicing rights, net	106	263
Amortization of bond premiums, net	554	141
Share based compensation	24	73
Provision for loan losses	9,350	2,235
Provision for deferred income taxes	(189)	1,127
Earnings on bank-owned life insurance	(255)	(256)
Other than temporary impairment, securities	1,607	1,208
OREO valuation allowance	1,657	—
Securities losses (gains), net	(2)	(14)
(Gain) on sale of other assets, net	—	(93)
(Gain) on sale of OREO	(9)	(7)
(Gain) loss on sale of loans	(190)	(747)
Proceeds from sales of loans held for sale	10,886	41,130
Origination of loans held for sale	(9,699)	(40,108)
Change in assets and liabilities
(Increase) decrease in other assets	(4,101)	(2,442)
Increase (decrease) in other liabilities	436	2,358
Net cash provided by operating activities	4,829	7,102
Cash flows from investing activities
Proceeds paydowns of securities available for sale	15,943	8,648
Proceeds from calls and maturities of securities available for sale	2,310	8,551
Proceeds from sales of securities available for sale	51	—
Purchases of securities available for sale	(30,012)	(2,529)
Net decrease (increase) in loans	36,203	17,280
(Purchase) disposal of premises and equipment	265	168
Proceeds from sale of OREO	127	67
Net cash provided by (used in) investing activities	24,887	32,185
Cash flows from financing activities
Net increase (decrease) in deposits	(8,456)	19,233
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,554)	(23,611)
Repayment of advances from the Federal Home Loan Bank	(25,201)	(212,008)
Proceeds from advances from the Federal Home Loan Bank	15,000	162,000
Payments on notes payable	—	(8,865)
Dividends on common stock	—	(422)
Dividends on preferred stock	(473)	(215)
Net proceeds from preferred stock issued	—	32,668
Net cash provided by (used in) financing activities	(20,684)	(31,220)
Net increase (decrease) in cash and cash equivalents	9,032	8,067
Cash and cash equivalents
Beginning of period	56,452	35,014
End of period	$65,484	$43,081
Supplemental disclosures of cash flow information
Cash payments for
Interest	$4,885	$6,284
Income taxes	—	—
Transfers from loans to other real estate owned	781	128

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Summary of Significant Accounting Policies

Centrue Financial Corporation is a bank holding company organized under the laws of the State of Delaware. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank. The Company and the Bank provide a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. Additionally, brokerage, asset management, and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation have been prepared in conformity with U. S. Generally Accepted Accounting Principles (GAAP) and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, carrying value of goodwill, other-than-temporary impairment of securities, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2009 amounts have been reclassified to conform to the 2010 presentation. The annualized results of operations during the three months ended March 31, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. All financial information in the following tables is in thousands (000s), except shares and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

5.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share

Basic earnings per share for the three months ended March 31, 2010 and 2009 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

	Three Months Ended March 31,
	2010	2009
Basic Earnings Per Common Share
Net income (loss) for common shareholders	$(6,733)	$650
Weighted average common shares outstanding	6,043	6,028

Basic earnings (loss) per common share	$(1.11)	$0.11

Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,043	6,028
Add: dilutive effect of assumed exercised stock options	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—
Weighted average common and dilutive potential shares outstanding	6,043	6,028

Diluted earnings (loss) per common share	$(1.11)	$0.11

There were approximately 670,769 and 711,369 options and 508,320 and 508,320 warrants outstanding for the three months ended March 31, 2010 and 2009, respectively that were not included in the computation of diluted earnings per share as they were anti-dilutive. The Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s $285.4 million investment securities portfolio is to assist with liquidity and interest rate risk management. Securities classified as available-for-sale, carried at fair value, were $274.7 million at March 31, 2010 compared to $264.8 million at December 31, 2009. The Company also holds $10.7 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of March 31, 2010 and December 31, 2009, respectively. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2010 and December 31, 2009:

	March 31, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,445	$195	$—	$3,250
States and political subdivisions	34,797	1,183	(9)	33,623
U.S. government agency residential mortgage-backed securities	208,661	3,708	(240)	205,193
Collateralized residential mortgage obligations	17,349	32	(335)	17,652
Equity securities	2,166	42	(29)	2,153
Collateralized debt obligations	8,253	—	(3,532)	11,785

	$274,671	$5,160	$(4,145)	$273,656

6.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

Of the $17.3 million of collateralized residential mortgage obligations (“CMOs”) held at March 31, 2010, five instruments are private label representing fair value of $9.6 million and unrealized loss of $0.2 million.

	December 31, 2009
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,966	$216	$—	$3,750
States and political subdivisions	36,541	1,093	(25)	35,473
U.S. government agency residential mortgage-backed securities	198,183	3,203	(249)	195,229
Collateralized residential mortgage obligations	14,426	61	(137)	14,502
Equity securities	1,898	55	(43)	1,886
Collateralized debt obligations	9,758	—	(3,458)	13,216

	$264,772	$4,628	$(3,912)	$264,056

Of the $14.4 million CMOs held at December 31, 2009, five instruments are private label representing fair value of $11.2 million and unrealized loss of $0.1 million.

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended March 31,
	2010	2009
Proceeds from calls and maturities	$2,310	$8,551
Proceeds from sales	51	—
Realized gains	2	14
Realized losses	—	—
Net impairment loss recognized in earnings	(1,607)	(1,208)
Tax benefit (provision) related to net realized gains and losses	1	5

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	732	(1)	567	(8)	1,299	(9)
U.S. government agency residential mortgage-backed securities	49,256	(240)	—	—	49,256	(240)
Collateralized residential mortgage obligations	5,207	(152)	8,493	(183)	13,700	(335)
Equities	—	—	66	(29)	66	(29)
Collateralized debt obligations	—	—	8,253	(3,532)	8,253	(3,532)

Total temporarily impaired	$55,195	$(393)	$17,379	$(3,752)	$72,574	$ (4,145)

7.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	444	(6)	777	(19)	1,221	(25)
U.S. government agency residential mortgage-backed securities	40,920	(249)	—	—	40,920	(249)
Collateralized residential mortgage obligations	—	—	9,841	(137)	9,841	(137)
Equities	—	—	51	(43)	51	(43)
Collateralized debt obligations	—	—	9,758	(3,458)	9,758	(3,458)

Total temporarily impaired	$41,364	$(255)	$20,427	$(3,657)	$61,791	$(3,912)

The fair values of securities classified as available-for-sale at March 31, 2010, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$8,124	$8,269
Due after one year through five years	16,510	17,190
Due after five years through ten years	7,940	8,335
Due after ten years	16,084	12,701
U.S. government agency residential mortgage-backed securities	205,193	208,661
Collateralized residential mortgage obligations	17,652	17,349
Equity	2,153	2,166
	$273,656	$274,671

The following table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2010:

Beginning balance, January 1, 2010	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,607
Ending balance, March 31, 2010	$16,948

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

8.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010		December 31, 2009
	$	%	$	%
Commercial	$114,950	13.7%	$126,342	14.3%
Agricultural	15,531	1.9	18,851	2.1
Real estate:
Commercial mortgages	428,799	51.1	437,995	49.5
Construction	112,309	13.4	128,351	14.5
Agricultural	9,983	1.2	9,602	1.1
1-4 family mortgages	153,044	18.2	159,325	18.0
Installment	3,645	0.4	4,093	0.4
Other	439	0.1	536	0.1

Total loans	838,700	100.0%	885,095	100.0%
Allowance for loan losses	(41,845)		(40,909)

Loans, net	$796,855		$844,186

The following table presents data on impaired loans:

	March 31, 2010	December 31, 2009
Impaired loans for which an allowance has been provided	$137,593	$129,655
Impaired loans for which no allowance has been provided	17,092	35,923

Total loans determined to be impaired	$154,685	$165,578

Allowance for loan loss allocated to impaired loans	$28,228	$26,717

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. Included in the impaired loans above is $10.9 million of troubled debt restructurings representing 5 loans categorized as 1 to 4 family and commercial real estate.

Nonaccrual loans were $78.9 million and $80.1 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, there were no loans that were past 90 days and still accruing. The Company has loans held for sale of $0.5 million and $1.5 million as of March 31, 2010 and December 31, 2009, respectively.

9.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The Company conducts a quarterly evaluation of the allowance for loan losses. Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$40,909	$15,018
Charge-offs	(8,536)	(1,309)
Recoveries	122	66
Provision for loan losses	9,350	2,235

Ending balance	$41,845	$16,010

Period end total loans	$838,700	$985,464

Average loans	$867,578	$1,000,409

Ratio of net charge-offs to average loans	0.97%	0.12%
Ratio of provision for loan losses to average loans	1.08	0.22
Ratio of allowance for loan losses to period end total loans	4.99	1.62
Ratio of allowance for loan losses to total nonperforming loans	46.40	103.47
Ratio of allowance for loan losses to average loans	4.82	1.60

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

The Company awarded 5,000 shares of restricted stock in November, 2006 that was available under the restricted stock portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $0.09 million. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vested at a rate of 20% of the initially awarded amount per year, beginning on the date of the award and were contingent upon continuous service by the recipient through the vesting date. As of April 3, 2009, the contingency was not fulfilled and the remaining 2,000 shares of unvested restricted stock were forfeited and returned to treasury stock.

10.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

A summary of the status of the option plans as of March 31, 2010, and changes during the period ended on those dates is presented below:

	March 31, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	690,769	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	14.17

Outstanding at end of period	670,769	$16.76	3.8 years	$—
Vested or expected to vest	664,834	$16.79	3.7 years	$—
Options exercisable at period end	538,869	$17.48	3.5 years	$—

Options outstanding at March 31, 2010 and December 31, 2009 were as follows:

	Outstanding		Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
		Contractual		Exercise
Range of Exercise Prices	Number	Life	Number	Price
March 31, 2010:

$ 5.24 - $ 13.00	161,381	4.5 years	95,281	$8.26
13.88 - 18.63	224,588	3.6 years	181,388	16.69
19.03 - 23.31	284,800	3.7 years	262,200	21.38

	670,769	3.8 years	538,869	$17.48

December 31, 2009:

$ 5.24 - $ 13.00	170,381	4.9 years	77,381	7.96
13.88 - 18.63	233,588	3.9 years	167,188	16.60
19.03 - 23.31	286,800	3.9 years	259,600	21.41

	690,769	4.1 years	504,169	$17.75

Information related to the stock option plan during the quarter ended March 31, 2010 and 2009 was as follows:

	March 31, 2010	March 31, 2009
Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—

The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.02 million and $0.07 million for the three months ended March 31, 2010 and 2009, respectively. There was no compensation cost charged against income for the restricted stock portion of the Option Plans for the three months ended March 31, 2010 and 2009.

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

11.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in the first quarter 2010. Year to date data for March 31, 2010, December 31, 2009 and December 31, 2008, is as follows:

	March 31, 2010	December 31, 2009	December 31, 2008
Fair value	$—	$1.79 - 3.70	$1.79
Risk-free interest rate	—	1.53 - 2.01%	1.53%
Expected option life (years)	—	6	6
Expected stock price volatility	—	68.84 - 116.39%	68.84%
Dividend yield	—	5.71 - 7.31%	7.57%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2010 and beyond is estimated as follows:

Amount
April, 2010 – December, 2010	$93
2011	120
2012	82
2013	34
2014	1

Total	$330

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

12.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

Information reported internally for performance assessment follows:

	Three Months Ended
	March, 31 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,261	$6,426	$903	$(620)	$7,970
Other revenue	1,672	235	(1,604)	1,019	1,322
Other expense	2,359	2,226	52	4,936	9,573
Noncash items
Depreciation	314	2	—	259	575
Provision for loan losses	—	9,350	—	—	9,350
Other intangibles	338	—	—	—	338
Net allocations	1,541	2,837	418	(4,796)	—
Income tax benefit	(680)	(3,197)	(407)	—	(4,284)
Segment profit (loss)	$(939)	$(4,557)	$(764)	$—	$(6,260)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$220,268	$650,706	$301,065	$114,493	$1,286,532

	Three Months Ended
	March 31, 2009
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,522	$7,156	$1,487	$(787)	$10,378
Other revenue	2,595	278	(1,194)	364	2,043
Other expense	3,173	597	53	4,047	7,870
Noncash items
Depreciation	329	1	—	263	593
Provision for loan losses	175	2,060	—	—	2,235
Other intangibles	414	—	—	—	414
Net allocations	1,743	2,574	416	(4,733)	—
Income tax expense (benefit)	(237)	644	(163)	—	244
Segment profit (loss)	$(480)	$1,558	$(13)	$—	$1,065

Goodwill	$11,927	$12,404	$—	$—	$24,331
Segment assets	$247,303	$793,624	$256,262	$73,174	$1,370,363

Note 8. Borrowed Funds and Debt Obligations

On March 31, 2008, the Company originally entered into a loan agreement with Bank of America consisting of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, the Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

The loan agreement contains customary covenants, including but not limited to, the Bank’s maintenance of its status as well-capitalized, the Bank’s maximum nonperforming assets to primary capital below 90%, and the Bank’s minimum loan loss reserves to total loans of 2.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of the subordinated debt credit facility. The Company is in compliance with all covenants as of March 31, 2010.

13.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations (Continued)

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of March 31, 2010 and December 31, 2009 was $0.5 million.

Note 9. Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for Sale Securities: The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3.

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

14.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Each bank in the tranche was analyzed so that additional defaults and deferrals could be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals. The cash flow for each tranche was updated for each scenario. A discount factor to be applied to LIBOR was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. Additionally, First Tennessee (the Company’s security broker) has developed a CDO stressing model that generates nine possible scenarios from basic data inputs on each of the CDOs. A simple average of the nine possible scenarios was developed. This result was also weighted together with the results of the weighted internal scenarios and one value was developed for each instrument.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for March 31, 2010. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At March 31, 2010, the Company held seven pooled trust preferred CDOs with a book value of $11.8 million (after first quarter 2010 impairment). These securities were rated high quality (A3 and above) at inception, but at March, 2010 S&P rated these securities as B-, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for other-than-temporary-impairment (“OTTI”) for each of the seven CDOs. Upon completion of the March 31, 2010 analysis, our model indicated other-than-temporary impairment on four of these CDOs, with an aggregate cost basis of $7.8 million. Total impairment for these four CDOs totaled $4.3 million of which $1.5 million was related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

During the fourth quarter 2009, the private labeled instruments in the CMO pool was evaluated using management’s required collateral coverage of 5%. Based on the Company’s first quarter monitoring of its CMO security portfolio, two of the securities in the portfolio fell below the required coverage ratio of 5%. Therefore a $0.1 million impairment charge was taken to bring those instruments back above the 5% coverage ratio.

The Company’s unrealized losses on other securities relate primarily to its investment in CDO securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. The Company does not intend to sell these securities or more likely than not will be required to sell these securities before its anticipated recovery.

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

15.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value measurements at March 31, 2010 Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	March 31, 2010

Assets:
U.S. government agencies	$3,445	$—	$3,445	$—
State and political subdivisions	34,797	—	34,797	—
U.S. government agency residential mortgage-backed securities	208,661	—	208,661	—
Collateralized residential mortgage obligations	17,349	—	8,856	8,493
Equities	2,166	—	2,166	—
Collateralized debt obligations	8,253	—	—	8,253

Available-for-sale securities	$274,671	$—	$257,925	$16,746

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies	$3,966	$—	$3,966	$—
State and political subdivisions	36,541	—	36,541	—
U.S. government agency residential mortgage-backed securities	198,183	—	198,183	—
Collateralized residential mortgage obligations	14,426	—	4,637	9,789
Equities	1,898	—	1,898	—
Collateralized debt obligations	9,758	—	—	9,758

Available-for-sale securities	$264,772	$—	$245,225	$19,547

16.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2010	$9,758	$9,789	$19,547

Transfers into Level 3	—	—	—
Interest income on securities	—	—	—
Security impairment	(1,468)	(139)	(1,607)
Other changes in fair value	37	(1,110)	(1,073)
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	(74)	(47)	(121)
Ending Balance, March 31, 2010	$8,253	$8,493	$16,746

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2009	$19,848	$—	$19,848

Transfers into Level 3	—	—	—
Interest income on securities	—	—	—
Security impairment	(1,208)	—	(1,208)
Other changes in fair value	—	—	—
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	(6,269)	—	(6,269)
Ending Balance, March 31, 2009	$12,371	$—	$12,371

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value measurements at March 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$109,365	$—	$—	$109,365
Oreo property	$12,908	$—	$—	$12,908

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$102,938	$—	$—	$102,938
Oreo property	$10,985	$—	$—	$10,985
Goodwill	$15,880	$—	$—	$15,880

Impaired and restructured loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $137.6 million with a valuation allowance of $28.2 million resulting in an additional provision for loan losses of $1.5 million for the period.

The majority of our impaired loans are collateralized by real estate. The carrying value for these real estate secured impaired loans was based upon information in independent appraisals obtained on the underlying collateral.

17.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $12.9 million. This is made up of the outstanding balance of $15.6 million, net of the valuation allowance of $2.7 million, at March 31, 2010, resulting in a write-down of $1.6 million for the period ending March 31, 2010. The net carrying amount of $11.0 million, which is made up of the outstanding balance of $12.1 million, net of valuation allowance of $1.1 million, at December 31, 2009, resulting in a write-down of $1.1 million for the year ending December 31, 2009.

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

It was not practicable to determine the fair value of the restricted securities due to restrictions placed on transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$65,484	$65,484	$56,452	$56,452
Securities	274,671	274,671	264,772	264,772
Restricted securities	10,711	N/A	10,711	N/A
Net loans	796,855	760,144	844,186	808,446
Accrued interest receivable	4,389	4,389	4,709	4,709
Financial liabilities
Deposits	1,046,233	1,045,736	1,054,689	1,059,766
Federal funds purchased and securities sold under agreements to repurchase	14,671	14,671	16,225	16,225
Federal Home Loan Bank advances	76,060	77,710	86,261	87,727
Notes payable	10,796	8,795	10,796	9,092
Subordinated debentures	20,620	15,233	20,620	11,383
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,481	4,481	4,051	4,051

18.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

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

On August 10, 2009, the Company announced that it would defer scheduled interest payments on the principal outstanding Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the expense in accordance with GAAP and the terms of the program. The Company may, at its option, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

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

At December 31, 2009, the Company performed its annual goodwill impairment analysis by using a third party to perform its step one analysis per accounting standards (i.e. ASC 350 “Goodwill and Other Intangible Assets”). The results of this analysis showed that the Company identified potential impairment. The step two results obtained from the third party were applied to our December 31 balance sheet which resulted in no additional impairment as the fair value of the balances supported the level of goodwill carried as of December 31. However, if the economy remains stressed and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

19.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

The change in balance of goodwill during the year is as follows:

	March 31, 2010	December 31, 2009

Beginning of period	$15,880	$24,494
Goodwill allocated to sale of Wealth Management	—	(163)
Impairment recorded June 30, 2009	—	(8,451)

End of period	$15,880	$15,880

In late 2008, the Company completed the sale of its asset management and brokerage product lines. Additionally, the Company entered into an agreement to sell its Trust product line to Hometown National Bank in LaSalle, Illinois. This transaction was completed during the first quarter of 2009. The goodwill reduction related to the sale of Wealth Management, Asset Management and Brokerage is the result of these transactions.

Acquired Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$7,493	$14,124	$7,154
Missouri charter	581	—	581	—

Total	$14,705	$7,493	$14,705	$7,154

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2010	$919
2011	1,029
2012	951
2013	951
2014	951
Thereafter	1,830

20.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 12. Recent Accounting Developments

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

21.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three months ended March 31, 2010 as compared to the same period in 2009. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

The MD&A should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes thereto. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. All financial information in the following tables is displayed in thousands (000s), except per share data.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s 2009 Annual Report on Form 10-K.

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

22.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Securities: Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains or losses, net of the related income tax effect, reported in other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses when the Company is unable to retain their position in the instrument allowing it to recover. If the Company is able to retain the instrument and allow it to recover its value, only the credit component of any identified impairment is recognized through the income statement. The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are trust preferred CDOs and five CMOs. These securities were historically priced using Level 2 inputs. In 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, these investments are now considered Level 3 inputs and are priced using an internal model. The following information is incorporated into the pricing model utilized in determining individual security valuations:

●	historical and current performance of the underlying collateral
●	deferral/default rates
●	collateral coverage ratios
●	break in yield calculations
●	cash flow projections
●	required liquidity and credit premiums
●	financial trend analysis with respect to the individual issuing financial institutions and insurance companies

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

Per accounting guidance, the Company reviewed its deferred tax assets at March 31, 2010 and determined that no valuation allowance was necessary. An allowance was previously established upon the merger of UnionBancorp, Inc. with Centrue Financial Corporation for the portion of federal net operating loss carryforward that will expire unused under Section 382 of the Internal Revenue Code. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings up until the current year, is well-capitalized, and has positive expectations regarding future taxable income. In addition, the entire current year net taxable loss can be carried back to offset taxable income in both 2007 and 2008, with the exception of the State of Illinois loss which must be carried forward and can be used over a twenty year carry forward period. The deferred tax balance also includes an Alternative Minimum Tax credit carryforward which does not expire as well as a donation carryforward which has a five year expiration.

23.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

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

General

First Quarter Highlights:

●
Earnings: First quarter net loss of $6.3 million compared to $14.5 million net loss for fourth quarter 2009 and net income of $1.1 million in the first quarter of 2009. Results were adversely impacted by a $9.4 million provision for loan losses, a $1.6 million impairment on securities and a $1.7 million valuation adjustment on other real estate owned (“OREO”).

●
Risk-Based Capital Ratios: All regulatory capital ratios to be considered “well-capitalized” were exceeded as of March 31, 2010. Total risk-based capital ratio was 11.01% as compared to 11.34% at year-end 2009.

●
Credit Quality: The allowance for loan losses was increased to 4.99% of total loans; nonperforming assets increased $8.3 million from fourth quarter 2009 to 8.19% of total assets; provision levels exceeded net loan charge-offs by $0.9 million.

●
Balance Sheet: Total loans decreased $46.4 million since year-end 2009 on strategic initiatives to reduce balance sheet risk. Total deposits decreased $8.5 million since year-end 2009. In-market deposits decreased $3.0 million, brokered deposits decreased $5.5 million and FHLB advances decreased $10.2 million during the same period.

●
Net Interest Margin: Net interest margin compressed 25 basis points from the prior quarter to 2.88% primarily due to lower loan levels, increased levels of nonaccrual loans, surplus liquidity initiatives and expiration of the loan portfolio purchase accounting adjustments from the Company’s 2006 merger.

●	Liquidity: The Bank’s liquidity improved as cash and securities grew while loans and wholesale funding (brokered deposits and FHLB advances) decreased.

Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2010 equaled $(6.3) million or $(1.11) per common diluted share as compared to $1.1 million or $0.11 per common diluted share in the same period of 2009.

The results for the first quarter 2010 were adversely impacted by a $9.4 million provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Also contributing to the loss was a $1.7 million reduction in carrying value of OREO properties reflective of existing market conditions and more aggressive disposition strategies and a $1.6 million non-cash impairment charge on securities largely reflective of conditions impacting the banking sector leading to deterioration of capital, liquidity and asset quality.

24.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

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

Fully tax equivalent net interest income for the first quarter 2010 decreased 23.6% to $8.1 million as compared to $10.6 million for the same period in 2009. The net interest margin, on a tax equivalent basis, was 2.88% for the first quarter, representing decreases of 25 basis points from 3.13% recorded in the fourth quarter of 2009 and 54 basis points from 3.42% recorded in the first quarter of 2009.

The decrease in net interest income and the net interest margin from 2009 was primarily due to the cost of increasing liquidity, average loan volume decline, the cost of carrying higher nonaccrual loans and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Positively impacting net interest income were lower cost of funds. Due largely to the protracted economic downturn, the increase of nonaccrual loans, and the Company’s interest rate sensitivity and liquidity position, the margin will likely remain under pressure through the remainder of 2010.

25.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$3,255	$19	2.41%	$2,562	$2	0.41%	$3	$14	$17
Securities
Taxable	242,567	1,729	2.89	217,497	2,498	4.66	340	(1,109)	(769)
Non-taxable	32,989	433	5.33	35,887	496	5.61	(36)	(27)	(63)

Total securities (tax equivalent)	275,556	2,162	3.18	253,384	2,994	4.79	304	(1,136)	(832)

Federal funds sold	833	—	0.00	—	—	0.00	—	—	—

Loans
Commercial	146,405	2,008	5.56	168,983	2,323	5.57	(309)	(6)	(315)
Real estate	717,245	9,181	5.19	824,916	11,779	5.79	(1,364)	(1,234)	(2,598)
Installment and other	3,928	86	8.89	6,001	132	8.96	(43)	(3)	(46)

Gross loans (tax equivalent)	867,578	11,275	5.27	999,900	14,234	5.77	(1,716)	(1,243)	(2,959)

Total interest-earnings assets	1,147,222	13,456	4.76	1,255,846	17,230	5.56	(1,409)	(2,365)	(3,774)

Noninterest-earning assets
Cash and cash equivalents	60,301			29,559
Premises and equipment, net	29,953			32,009
Other assets	65,049			71,133

Total nonearning assets	155,303			132,701

Total assets	$1,302,525			$1,388,547

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	101,325	118	0.47	102,491	186	0.74	(7)	(61)	(68)
Money market accounts	133,816	386	1.17	146,006	712	1.98	(76)	(250)	(326)
Savings deposits	92,157	61	0.27	86,994	57	0.27	4	—	4
Time deposits	611,036	3,806	2.53	595,754	4,650	3.16	75	(920)	(845)
Federal funds purchased and repurchase Agreements	14,821	18	0.48	28,251	39	0.56	(19)	(2)	(21)
Advances from FHLB	81,964	581	2.87	123,181	543	1.79	(231)	269	38
Notes payable	31,981	346	4.39	36,171	457	5.12	(41)	(70)	(111)

Total interest-bearing liabilities	1,067,100	5,316	2.02	1,118,848	6,644	2.41	(295)	(1,034)	(1,329)

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,272			112,469
Other liabilities	12,405			10,095
Total noninterest-bearing liabilities	124,677			122,564

Stockholders’ equity	110,748			147,135

Total liabilities and stockholders’ equity	$1,302,525			$1,388,547

Net interest income (tax equivalent)		$8,141			$10,586		$(1,114)	$(1,331)	$(2,445)
Net interest income (tax equivalent) to total earning assets			2.88%			3.42%
Interest-bearing liabilities to earning assets	93.02%			89.09%

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
(Table Amounts In Thousands, Except Share Data)

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

The provision for loan losses for first quarter 2010 was $9.4 million, compared to $22.3 million and $2.2 million for fourth quarter 2009 and first quarter 2009, respectively. The first quarter 2010 provision was driven by continued elevated levels of net loan charge-offs, an increase in nonperforming loans and declining collateral values, reflecting the impact of the economic climate on the Company’s borrowers.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential and commercial real estate exposure. The prolonged period of high economic uncertainty that existed throughout 2009 continued into the first quarter of 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty. In turn, the level of nonperforming loans, charge-offs and delinquencies will rise, requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended
	March 31,
	2010	2009
Service charges	$1,420	$1,457
Mortgage banking income	319	698
Electronic banking services	484	457
Bank-owned life insurance	255	256
Other income	238	269
Subtotal recurring noninterest income	2,716	3,137
Securities gains	2	14
Net impairment on securities	(1,607)	(1,208)
Gain on sale of OREO	9	7
Gain on sale of other assets	202	93
Total noninterest income	$1,322	$2,043

Noninterest income totaled $1.3 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009. Excluding security impairment charges, securities gains and other gains, noninterest income decreased $0.4 million or 12.5%. The decrease is mainly due to the drop in mortgage banking income as mortgage interest rates have increased from a year ago and government incentives for purchasing and refinancing began to unwind.

27.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended
	March 31,
	2010	2009
Salaries and employee benefits	$3,771	$4,126
Occupancy expense, net	788	865
Furniture and equipment expense	524	560
Marketing	107	183
Supplies and printing	98	119
Telephone	179	193
Data processing	382	370
FDIC insurance	854	245
OREO valuation adjustment	1,657	—
Amortization of intangible assets	339	413
Other expenses	1,787	1,803

Total noninterest expense	$10,486	$8,877

Total noninterest expense for the first quarter of 2010 was $10.5 million, an increase of $1.6 million, compared to $8.9 million recorded during the same period in 2009. Excluding OREO valuation adjustments of $1.7 million and increased FDIC insurance premium costs of $0.6 million, noninterest expense levels decreased by $0.7 million, or 7.9%. This $0.7 million decline in other expenses was spread over various noninterest expense categories, including salaries and employee benefits, net occupancy costs and amortization expense. Adversely impacting expense levels were increases in loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Income (loss) before income taxes	$(10,544)	$1,309
Applicable income taxes	(4,284)	244
Effective tax rates	40.6%	18.6%

The Company recorded an income tax benefit of $4.3 million and income tax expense of $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Effective tax rates equaled 40.6% and 18.6% respectively, for such periods.

The higher effective tax rate for the three months ended March 31, 2010 was due to the taxable loss generating a tax benefit at the combined statutory rate of 38.6% and further increased by the tax-exempt items. For the three months ended March 31, 2009, the Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.

28.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The income tax benefit was generated by the non-cash impairment charges related to trust preferred securities, valuation adjustments taken on OREO and higher provision for loan loss recorded during the first quarter 2010. Excluding these items, the effective tax rate would have been approximately 21.6% for the three months ended March 31, 2010.

In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against deferred tax assets (“DTAs”) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of March 31, 2010 related to DTAs except for a valuation reserve related to certain acquired net operating losses as explained above.

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

Tax planning strategies represent a source of positive evidence that must be considered when assessing the need for a valuation allowance. Tax planning strategies must be prudent and feasible (and within the control of the company), something that a company might not ordinarily implement, but would implement to prevent an operating loss or tax credit carryforward from expiring unused, and would result in the realization of DTAs. The Company has evaluated a number of tax planning strategies that, if implemented, could result in the realization of a majority of the net DTA balance that exists at March 31, 2010. These strategies mainly involve the sale of appreciated assets (e.g., sale of branches, certain fixed assets, publicly-traded securities and insurance policies, etc.). Management would not expect that the execution of any of the actions would involve a significant amount of expense.

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation adjustment was necessary as of March 31, 2010 and believes that it is more likely than not that that the deferred tax assets will be fully realized although there is no guarantee that those assets will be realized in future periods.

Earnings Review by Business Segment

The Company’s internal reporting and planning process focuses on three primary lines of business: Retail, Commercial and Treasury. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a stand alone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial and Treasury Segments also include funds transfer pricing adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

Since there are no comprehensive authorities for management accounting equivalent to GAAP, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines and changes in management structure.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Retail Segment. The Retail Segment (“Retail”) provides retail banking services to individual customers through the Company’s branch locations in Illinois and Missouri. The services provided by this Segment include direct lending, checking, savings, money market, CD accounts, safe deposit rental, ATMs and other traditional and electronic banking services.

Retail generated a loss of $0.9 million, or 15.0% of total Segment loss, in the first quarter 2010 as compared to a loss of $0.5 million, or 45.9% of total Segment loss, during the same period in 2009. Retail assets were $220.3 million at March 31, 2010, $223.5 million at December 31, 2009 and $247.3 million as of March 31, 2009. This represented 17.1%, 17.0% and 18.0% of total consolidated assets, respectively.

The major factors impacting results for the first quarter 2010 were primarily related to lower net interest income due to pressure on lower loan yields, reduced earning asset levels and reduced loan fee income. Non-interest income saw a sharp decline from first quarter 2009 primarily due to a $0.6 million reduction in gains on sale of residential mortgages. This reduction in revenue was slightly offset by higher net servicing fees, lower allocations and reductions in non-interest expense.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial generated a loss of $4.6 million, or 72.8% of total Segment loss, in the first quarter 2010 as compared to a profit of $1.6 million, or 146.8% of total Segment income, during the same period in 2009. Commercial assets were $650.7 million at March 31, 2010, $693.1 million at December 31, 2009 and $793.6 million as of March 31, 2009. This represented 50.6%, 52.8% and 57.9% of total consolidated assets, respectively.

The large provision for loan losses related to land development, construction and commercial real estate credits contributed to the decline from the first quarter 2009. Net interest income was adversely was impacted by the cost of increasing liquidity, average loan volume decline, the cost of carrying higher nonaccrual loans and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Noninterest income was lower from the same period in 2009 due to lower service charges on deposit accounts and reduced gains on sale of tax credits. Additionally, noninterest expense was higher due to higher loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate and OREO valuation adjustments.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Treasury generated a loss of $0.8 million, or 12.2% of total Segment net loss, in the first quarter 2010 as compared to a net loss of $0.01 million, or 0.9% of total Segment net income, during the same period in 2009. Treasury assets were $301.1 million at March 31, 2010, $277.4 million at December 31, 2009 and $256.3 million at March 31, 2009. This represented 23.4%, 21.1% and 18.7% of total consolidated assets, respectively.

Results for Treasury were impacted by the $1.6 million non-cash impairment charge for securities during the first quarter 2010 as compared to $1.2 million in the same period of 2009. Additionally, net interest income was lower due to decreased yields in the security portfolio.

30.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Financial Condition

General

Following are highlights of the March 31, 2010 balance sheet when compared to December 31, 2009:

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

Securities at March 31, 2010 totaled $285.4 million as compared to $275.5 million recorded at December 31, 2009. This represents an increase of $9.9 million or 3.6%. To enhance the Company’s liquidity position, the increase in securities is attributed to reinvesting dollars from the loan portfolio in instruments with shorter durations.

At quarter-end, the Company held seven pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $11.8 million and fair value of $8.3 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

Per guidance and rulings issued by the Financial Accounting Standards Board (“FASB”) regarding the recognition and presentation of Other-Than-Temporary Impairments, codified as ASC 320-10, the Company recorded for the first quarter 2010 a $1.6 million pre-tax non-cash impairment charge based upon management’s determination that four trust preferred securities with an aggregate cost before impairment of $7.8 million and certain CMOs were other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals in the first quarter. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Outstanding loans totaled $838.7 million at March 31, 2010 which compared to $885.1 million at December 31, 2009, representing a decrease of $46.4 million or 5.2%. The decrease was due to a combination of normal attrition, pay-downs and loan charge-offs and largely concentrated in commercial lending, commercial real estate, and construction land development and residential mortgages. Due to economic conditions, the number of loan applications are decreasing and many borrowers are trying to reduce the amount of debt they have outstanding in order to reduce their interest expense.

As of March 31, 2010, the Company had 13.4% of its total loan portfolio invested in real estate construction and development loans and 45.6% invested in commercial real estate (excluding construction and development).

The Company does not have any material direct exposure to sub-prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in locally known markets.

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Deposit. Total deposits equaled $1.046 billion at March 31 2010 compared to $1.055 billion recorded at December 31, 2009 representing a decrease of $8.5 million or 0.8%. In-market deposits decreased $3.0 million due to a decrease in core deposits and public fund certificates of deposits. Wholesale funding decreased $15.7 million, as $5.5 million in maturing brokered certificates of deposits and $10.2 million in FHLB advances were not replaced.

Goodwill. Goodwill was $15.9 million as of March 31, 2010 which represented no change from the level at December 31, 2009. U.S. Generally Accepted Accounting Principles requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2009. Results of the analysis determined no goodwill impairment since the fair value of the balances supported the level of goodwill carried. However, if the economy remains stressed, the Bank’s operating losses continue and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

Other Assets. Other assets equaled $38.6 million at March 31, 2010 compared to $34.4 million recorded at December 31, 2009, representing an increase of $4.2 million or 12.2%. The majority of this increase was related to deferred tax assets which has grown primarily due to the level of loan loss provisions incurred, OREO valuation adjustments and impairment charges taken on CDO securities.

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

Each of the Company’s commercial loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

32.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2010	2009
	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,
Nonaccrual loans	$78,958	$80,121	$75,973	$67,162	$15,398
Troubled debt restructurings	11,226	743	684	584	75
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	90,184	80,864	76,657	67,746	15,473

Other real estate owned	15,230	16,223	13,961	13,582	12,772
Total nonperforming assets	$105,414	$97,087	$90,618	$81,238	$28,245

Nonperforming loans to total end of period loans	10.75%	9.14%	8.32%	7.10%	1.57%
Nonperforming assets to total end of period loans	12.57%	10.97%	9.84%	8.53%	2.87%
Nonperforming assets to total end of period assets	8.19%	7.40%	6.77%	6.19%	2.06%

Total nonperforming assets were $105.4 million, or 8.19% of total assets, at March 31, 2010. This included $11.3 million in troubled debt restructurings, $15.2 million of OREO and $78.9 million of nonaccrual loans. The majority of the OREO is comprised of three parcels (land development and commercial real estate) which account for 84.8% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 53.0% of total nonaccrual loans at March 31, 2010 were concentrated in land development and construction credits. Additionally, 64.5% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at March 31, 2010 increased $9.3 million, or 11.5%, from December 31, 2009 levels and $74.7 million, or 481.9%, from the $15.5 million that existed at March 31, 2009. The increase in nonperforming loans was concentrated in land development, construction and commercial real estate credits as a result of the deterioration of general economic conditions, the ongoing implementation of action plans on previously identified relationships, and the identification of several additional deteriorating relationships.

The level of nonperforming loans to total end of period loans was 10.75% at March 31, 2010, as compared to 9.14% at December 31, 2009 and 1.57% at March 31, 2009. As a result of the increase in nonperforming loans, the allowance to nonperforming loan coverage ratio was reported at 46.40% as of March 31, 2010 as compared to 50.59% as of December 31, 2009.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the first quarter of 2010, $75.4 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 37.2% of the loans deemed impaired during the first quarter of 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $10.7 million at March 31, 2010 as compared to $23.4 million at December 31, 2009. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At March 31, 2010, the allowance for loan losses was $41.8 million, or 4.99% of total loans, as compared to $40.9 million, or 4.62%, at December 31, 2009 and $16.0 million, or 1.62%, of total loans at March 31, 2009.

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The Company recorded a provision of $9.4 million to the allowance for loan losses in the first quarter 2010 largely due to the following factors:

●	increase in nonperforming and action list loans;
●	increase in charge-offs and losses which impacts historical loss levels;
●	deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers;
●	guarantor positions collapsing due to economic conditions; and
●	increase in the level of past due loans.

Net loan charge-offs for the first quarter 2010 were $8.4 million, or 0.97% of average loans, compared with $9.3 million, or 1.03% of average loans, for the fourth quarter 2009 and $1.2 million, or 0.12% of average loans, for the first quarter 2009. The level of the provision for loan losses recognized was 111.9% of net loan charge offs in the first quarter 2010, 239.8% of net loan charge-offs in the fourth quarter 2009 and 183.3% in the first quarter 2009. Loan charge-offs during the first quarter 2010 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the first quarter 2010 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at March 31, 2010 represented probable incurred credit losses inherent in the loan portfolio.

Liquidity

The Company has taken strategic steps to strengthen its liquidity position during the first quarter 2010 by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Also contributing was an increase in liquid assets, including excess reserves on deposit at the Federal Reserve Bank and unencumbered securities. During the first quarter 2010, total deposits decreased $8.5 million, or 0.8%, to $1.046 billion. In-market deposits decreased $3.0 million, or 0.3%, primarily as the result of a decrease in balances in core deposit and public funds accounts. Wholesale funding (brokered deposits and FHLB advances) decreased $15.7 million, or 10.1%, as maturing brokered certificates of deposit and FHLB advances were not replaced.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At March 31, 2010, the Company maintained significant unused borrowing capacity from the Federal Reserve Bank discount window.

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $9.0 million from December 31, 2009 to March 31, 2010.

During the first quarter of 2010, the Company experienced net cash inflows of $24.9 million in investing activities due to maturities and calls on securities along with a reduction in loans and $4.8 million in operating activities. In contrast, net cash outflows of $20.7 million were used in financing activities largely due to the repayment on funding primarily FHLB advances and decreases in deposits.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2010.

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	174	372	—	10,000	10,546
Certificates of deposit	413,166	171,275	23,497	107	608,045
Operating leases	312	629	629	314	1,884
Severance payments	88	—	—	—	88
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	25,000	31,000	15,060	5,000	76,060

Total contractual cash obligations	$438,740	$203,544	$39,186	$36,291	$717,761

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$100,090	$2,645	$5,640	$24,277	$132,652
Standby letters of credit	6,132	—	40	—	6,172

Total contractual cash obligations	$106,222	$2,645	$5,680	$24,277	$138,824

35.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Capital Resources

Stockholders’ Equity

Stockholders’ equity at March 31, 2010 was $106.1 million, a decrease of $6.5, or 5.8%, from December 31, 2009. The change in stockholders’ equity was largely related to the operating loss incurred in the first quarter 2010. Book value per common share equaled $12.46 at March 31, 2010 compared to $13.15 at December 31, 2009. Tangible book value per common share equaled $8.64 at March 31, 2010 compared to $9.27 at December 31, 2009.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

Capital Measurements

As discussed in Note 8, the Company’s current debt agreements include a covenant that require the Bank to maintain the status of being well capitalized which is a ratio of 10.0% for total risk based capital. The Bank is expected to meet a minimum risk-based capital to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Company was 8.7% and 11.0%, respectively, at March 31, 2010. The Company is currently, and expects to continue to be, in compliance with these guidelines.

The following table sets forth an analysis of the Company’s capital ratios:

				Minimum	Well
	March 31,	December 31,		Capital	Capitalized
	2010	2009	2008	Ratios	Ratios
Tier 1 risk-based capital	$80,930	$91,891	$105,581
Tier 2 risk-based capital	22,067	23,014	23,237

Total capital	$102,997	$114,905	$128,818

Risk-weighted assets	$935,608	$1,013,230	$1,058,969

Capital ratios:
Tier 1 risk-based capital	8.7%	9.1%	10.0%	4.0%	6.0%
Total risk-based capital	11.0%	11.3%	12.2%	8.0%	10.0%
Leverage ratio	6.4%	7.1%	8.1%	4.0%	5.0%

Total capital and corresponding capital ratios decreased during the first quarter 2010 due to net operating losses and a $21.2 million deduction to tier 1 capital related to the Company’s deferred tax assets. Based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles, the $21.2 million deferred tax asset deduction to tier 1 capital represents decreases of 226 basis points in the total risk-based and tier 1 risk-based capital ratios and 168 basis points in the leverage ratio.

Recent Accounting Developments

See Note 12 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

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

Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

●	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;
●	fluctuations in the value of the Company’s investment securities;
●	the Company’s ability to ultimately collect on any downgraded loan relationships;
●	the Company’s ability to respond and adapt to economic conditions in our geographic market;
●	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
●	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;
●	volatility of rate sensitive deposits;
●	operational risks, including data processing system failures or fraud;
●	asset/liability matching risks and liquidity risks;
●	the ability to successfully acquire low cost deposits or funding;
●	the ability to successfully execute strategies to increase noninterest income;
●	the ability to successfully grow non-commercial real estate loans;
●	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
●	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;
●	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;
●	fluctuation in the valuation of the Company and its impact on goodwill;
●	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;
●	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values in a market that is very volatile;
●	the Company’s might not be able to realize the benefit of its deferred tax assets.

37.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Table Amounts In Thousands, Except Share Data)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2010 and December 31, 2009, respectively:

	Change in Net Interest Income Over One Year Horizon
	March 31, 2010		December 31, 2009
	Change		Change
	$	%	$	%
+ 300 bp	$(70)	(0.20)%	$224	0.61%
+ 200 bp	(1,272)	(3.59)	(1,261)	(3.42)
+ 100 bp	(908)	(2.56)	(962)	(2.61)
+ 50 bp	(432)	(1.22)	(462)	(1.25)

Base	—	—	—	—

- 50 bp	1,150	3.25	1,338	3.63

As shown above, the Company’s model at March 31, 2010, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $1.3 million or 3.59%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $1.1 million or 3.25%. Rate increases over 200 basis points have a lesser negative impact than a 200 point increase and the impact becomes positive when the increase is over 325 basis points.

For the Company’s credit agreements with its commercial customers, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in the past five quarters to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. Management has begun positioning the liability side of the balance sheet as we have extended our funding out over the three and five year terms. Due to liquidity needs, the investment portfolio has been used to ensure that funding is available which has impacted our rate sensitivity. The Company continues to take advantage of the lower funding costs in reaction to FOMC rate reductions.

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

38.

Centrue Financial Corporation Item 4. Controls And Procedures

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

39.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 1A. Risk Factors

The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. [Reserved]

Item 5. Other Information

 None.

Item 6. Exhibits

 Exhibits:

10.1	2010 amendment to employment agreement for Everett J. Solon (incorporated by reference from current report on Form 8-K filed on January 28, 2010.

31.1	Certification of Thomas A. Daiber, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

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

40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: May 14, 2010	By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

Date: May 14, 2010	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

41.