Form 10-Q
period 2010-06-30
CENTRUE FINANCIAL CORP
filed 2010-08-13
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

Commission File Number: 0-28846

Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 13, 2010
Common Stock, Par Value $1.00	6,048,405

Centrue Financial Corporation
Form 10-Q Index
June 30, 2010

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
June 30, 2010 and December 31, 2009 (In Thousands, Except Share and Per Share Data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$34,651	$56,452
Securities available-for-sale	296,819	264,772
Restricted securities	11,027	10,711
Loans	792,289	885,095
Allowance for loan losses	(42,378)	(40,909)
Net loans	749,911	844,186
Bank-owned life insurance	29,877	29,365
Mortgage servicing rights	2,562	2,885
Premises and equipment, net	26,909	30,260
Goodwill	15,880	15,880
Other intangible assets, net	6,891	7,551
Other real estate owned	16,182	16,223
Other assets	36,060	34,399

Total assets	$1,226,769	$1,312,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$114,110	$119,313
Interest-bearing	879,160	935,376
Total deposits	993,270	1,054,689

Federal funds purchased and securities sold under agreements to repurchase	11,499	16,225
Federal Home Loan Bank advances	76,060	86,261
Notes payable	10,711	10,796
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	12,394	11,211
Total liabilities	1,124,822	1,200,070

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32,668)	30,500	30,190
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at June 30, 2010 and December 31, 2009	7,454	7,454
Surplus	74,795	74,741
Retained earnings	10,039	21,486
Accumulated other comprehensive income	855	439
	124,143	134,810
Treasury stock, at cost 1,410,379 shares at June 30, 2010 and 1,410,379 shares at December 31, 2009	(22,196)	(22,196)
Total stockholders’ equity	101,947	112,614

Total liabilities and stockholders’ equity	$1,226,769	$1,312,684

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans	$10,773	$13,573	$22,021	$27,762
Securities
Taxable	1,613	2,151	3,346	4,656
Exempt from federal income taxes	258	308	536	625
Federal funds sold and other	38	16	65	27
Total interest income	12,682	16,048	25,968	33,070

Interest expense
Deposits	4,049	5,332	8,420	10,938
Federal funds purchased and securities sold under agreements to repurchase	12	33	30	72
Federal Home Loan Bank advances	579	570	1,160	1,113
Series B mandatory redeemable preferred stock	4	4	8	8
Subordinated debentures	259	274	513	564
Notes payable	92	119	180	281
Total interest expense	4,995	6,332	10,311	12,976

Net interest income	7,687	9,716	15,657	20,094
Provision for loan losses	7,550	13,064	16,900	15,299
Net interest income (loss) after provision for loan losses	137	(3,348)	(1,243)	4,795

Noninterest income
Service charges	1,299	1,599	2,719	3,056
Mortgage banking income	167	811	486	1,509
Bank-owned life insurance	257	259	512	515
Electronic banking services	528	475	1,012	933
Securities gains	1,012	232	1,014	246
Total other-than-temporary impairment losses	(3,921)	(10,082)	(5,762)	(11,290)
Portion of loss recognized in other comprehensive income (before taxes)	2,004	5,373	2,238	5,373
Net impairment on securities	(1,917)	(4,709)	(3,524)	(5,917)
Gain on sale of OREO	1	29	10	36
Gain on sale of other assets	1,268	15	1,470	108
Other income	191	348	429	616
	2,806	(941)	4,128	1,102

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Noninterest expenses
Salaries and employee benefits	3,701	4,322	7,472	8,448
Occupancy, net	943	905	1,731	1,770
Furniture and equipment	519	564	1,043	1,124
Marketing	82	205	189	388
Supplies and printing	98	117	196	236
Telephone	194	297	373	490
Data processing	397	392	779	762
FDIC insurance	853	1,094	1,707	1,339
Loan processing and collection costs	602	285	1,114	463
Goodwill impairment	—	8,451	—	8,451
OREO valuation adjustment	330	—	1,987	—
Amortization of intangible assets	321	394	660	807
Other expenses	1,570	1,239	2,845	2,864
	9,610	18,265	20,096	27,142

Income (loss) before income taxes	$(6,667)	$(22,554)	$(17,211)	$(21,245)
Income tax expense (benefit)	(2,742)	(6,339)	(7,026)	(6,095)
Net income (loss)	$(3,925)	$(16,215)	$(10,185)	$(15,150)

Preferred stock dividends	478	460	951	875
Net income (loss) for common stockholders	$(4,403)	$(16,675)	$(11,136)	$(16,025)

Basic earnings (loss) per common share	$(0.73)	$(2.77)	$(1.84)	$(2.66)
Diluted earnings (loss) per common share	$(0.73)	$(2.77)	$(1.84)	$(2.66)

Total comprehensive income (loss):
Net income (loss)	$(3,925)	$(16,215)	$(10,185)	$(15,150)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(982)	(3,120)	(2,633)	(6,738)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	458	655	803	(562)
Reclassification adjustment:
Net impairment loss recognized in earnings	1,917	4,709	3,524	5,917
(Gains) recognized in earnings	(1,012)	(232)	(1,014)	(246)
Net unrealized gains (loss)	381	2,012	680	(1,629)
Tax expense (benefit)	148	779	264	(632)
Other comprehensive income (loss)	233	1,233	416	(997)
Total comprehensive income (loss)	$(3,692)	$(14,982)	$(9,769)	$(16,147)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Six Months Ended March 31, 2010 and 2009 (In Thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(10,185)	$(15,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,133	1,363
Goodwill impairment	—	8,451
Amortization of intangible assets	660	807
Amortization of mortgage servicing rights, net	218	570
Amortization of bond premiums, net	1,291	293
Mortgage servicing rights valuation adjustment	225	—
Share based compensation	53	211
Provision for loan losses	16,900	15,299
Provision for deferred income taxes	(4,377)	2,546
Earnings on bank-owned life insurance	(512)	(515)
Other than temporary impairment, securities	3,524	5,917
Securities losses (gains), net	(1,014)	(246)
OREO valuation allowance	1,987	—
(Gain) on sale of OREO	10	(36)
(Gain) on sale of other assets, net	(291)	(108)
(Gain) loss on sale of loans	(462)	(1,509)
(Gain) loss on sale of branches	(1,179)	—
Loss related to sale of Wealth Management	—	163
Proceeds from sales of loans held for sale	24,036	93,325
Origination of loans held for sale	(22,767)	(91,935)
Change in assets and liabilities
(Increase) decrease in other assets	4,032	(10,553)
Increase (decrease) in other liabilities	(117)	1,485
Net cash provided by operating activities	13,165	10,378
Cash flows from investing activities
Proceeds paydowns of securities available for sale	37,993	19,861
Proceeds from calls and maturities of securities available for sale	4,405	16,045
Proceeds from sales of securities available for sale	34,860	8,347
Purchases of securities available for sale	(112,643)	(24,895)
Net decrease (increase) in loans	68,504	46,053
(Purchase) disposal of premises and equipment	221	(22)
Proceeds from sale of OREO	232	297
Sale of branch, net of premium received	(11,726)	—
Net cash provided by (used in) investing activities	21,846	65,686
Cash flows from financing activities
Net increase (decrease) in deposits	(41,885)	(15,104)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,726)	(16,686)
Repayment of advances from the Federal Home Loan Bank	(25,201)	(241,015)
Proceeds from advances from the Federal Home Loan Bank	15,000	177,000
Payments on notes payable	—	(8,946)
Dividends on common stock	—	(482)
Dividends on preferred stock	—	(875)
Net proceeds from preferred stock issued	—	32,668
Net cash provided by (used in) financing activities	(56,812)	(73,440)
Net increase (decrease) in cash and cash equivalents	(21,801)	2,624
Cash and cash equivalents
Beginning of period	56,452	35,014
End of period	$34,651	$37,638
Supplemental disclosures of cash flow information
Cash payments for interest	$9,924	$13,145
Cash payments for income taxes	—	1,028
Transfers from loans to other real estate owned	2,188	1,139

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Summary of Significant Accounting Policies

Centrue Financial Corporation is a bank holding company organized under the laws of the State of Delaware. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank. The Company and the Bank provide a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. Additionally, brokerage, asset management, and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services. Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of Centrue Financial Corporation have been prepared in conformity with U. S. Generally Accepted Accounting Principles (“GAAP”) and with general practice in the banking industry. In preparing the financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, and actual results could differ. The allowance for loan losses, carrying value of goodwill, other-than-temporary impairment of securities, value of mortgage servicing rights, deferred taxes, and fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2009 amounts have been reclassified to conform to the 2010 presentation. These reclassifications did not have an impact on net income or stockholder’s equity. The annualized results of operations during the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

5.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 were computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share for the same periods were computed by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings (loss) per share are provided as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(4,403)	$(16,675)	$(11,136)	$(16,025)
Weighted average common shares outstanding	6,043	6,027	6,043	6,028

Basic earnings (loss) per common share	$(0.73)	$(2.77)	$(1.84)	$(2.66)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,043	6,027	6,043	6,028
Add: dilutive effect of assumed exercised stock options	—	1	—	—

Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—

Weighted average common and dilutive potential shares outstanding	6,043	6,028	6,043	6,028

Diluted earnings (loss) per common share	$(0.73)	$(2.77)	$(1.84)	$(2.66)

There were approximately 628,569 and 647,669 options and 508,320 and 508,320 warrants outstanding at June 30, 2010 and 2009, respectively that were not included in the computation of diluted earnings per share as they were anti-dilutive. The Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s $307.8 million investment securities portfolio is to assist with liquidity and interest rate risk management. At June 30, 2010, the Company carried at fair value $296.8 million classified as available-for-sale compared to $264.8 million at December 31, 2009. The Company also holds $11.0 million and $10.7 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of June 30, 2010 and December 31, 2009, respectively. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$20,071	$211	$—	$19,860
States and political subdivisions	31,152	895	(14)	30,271
U.S. government agency residential mortgage-backed securities	205,133	3,424	(291)	202,000
Collateralized residential mortgage obligations	31,087	14	(147)	31,220
Equity securities	2,248	77	—	2,171
Collateralized debt obligations	7,128	—	(2,773)	9,901

	$296,819	$4,621	$(3,225)	$295,423

6.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

Of the $31.1 million of collateralized residential mortgage obligations (“CMOs”) held at June 30, 2010, five instruments are private label with a fair value of $8.0 million and an unrealized loss of $0.1 million. The remaining CMOs are agency type.

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

Of the $14.4 million CMOs held at December 31, 2009, five instruments are private label with a fair value of $11.2 million and an unrealized loss of $0.1 million. The remaining CMOs are agency type.

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from calls/maturities	$2,095	$7,494	$4,405	$16,045
Proceeds from sales	34,809	8,347	34,860	8,347
Realized gains	1,012	232	1,014	246
Realized losses	—	—	—	—
Net impairment loss recognized in earnings	(1,917)	(4,709)	(3,524)	(5,917)
Tax benefit (provision) related to net realized gains and losses	392	89	393	94

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$1,399	$(4)	$564	$(10)	$1,963	$(14)
U.S. government agency residential mortgage-backed securities	68,748	(291)	—	—	68,748	(291)
Collateralized residential mortgage obligations	12,384	(35)	7,208	(112)	19,592	(147)
Collateralized debt obligations	—	—	7,128	(2,773)	7,128	(2,773)

Total temporarily impaired	$82,531	$(330)	$14,900	$(2,895)	$97,431	$ (3,225)

7.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$444	$(6)	$777	(19)	1,221	(25)
U.S. government agency residential mortgage-backed securities	40,920	(249)	—	—	40,920	(249)
Collateralized residential mortgage obligations	—	—	9,841	(137)	9,841	(137)
Equities	—	—	51	(43)	51	(43)
Collateralized debt obligations	—	—	9,758	(3,458)	9,758	(3,458)

Total temporarily impaired	$41,364	$(255)	$20,427	$(3,657)	$61,791	$(3,912)

The fair values of securities classified as available-for-sale at June 30, 2010, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$11,449	$11,659
Due after one year through five years	26,809	27,273
Due after five years through ten years	7,577	7,894
Due after ten years	14,197	11,525
U.S. government agency residential mortgage-backed securities	202,000	205,133
Collateralized residential mortgage obligations	31,220	31,087
Equity	2,171	2,248
	$295,423	$296,819

The following table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2010:

Beginning balance, April 1, 2010	$16,948
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,917

Ending balance, June 30, 2010	$18,865

8.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table below presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2010:

Beginning balance, January 1, 2010	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	3,524

Ending balance, June 30, 2010	$18,865

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010		December 31, 2009
	$	%	$	%

Commercial	$110,164	13.9%	$126,342	14.3%
Agricultural	15,439	2.0	18,851	2.1
Real estate:
Commercial mortgages	402,019	50.8	437,995	49.5
Construction	105,658	13.3	128,351	14.5
Agricultural	10,526	1.3	9,602	1.1
1-4 family mortgages	144,215	18.2	159,325	18.0
Installment	3,459	0.4	4,093	0.4
Other	809	0.1	536	0.1

Total loans	792,289	100.0%	885,095	100.0%
Allowance for loan losses	(42,378)		(40,909)

Loans, net	$749,911		$844,186

The following table presents data on impaired loans:

	June 30, 2010	December 31, 2009

Impaired loans for which an allowance has been provided	$120,270	$129,655
Impaired loans for which no allowance has been provided	34,286	35,923

Total loans determined to be impaired	$154,556	$165,578

Allowance for loan loss allocated to impaired loans	$29,935	$26,717

9.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. Included in the impaired loans above is $14.9 million of troubled debt restructurings representing 6 loans categorized as 1 to 4 family and commercial real estate.

Nonaccrual loans were $78.2 million and $80.1 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, there were no loans that were past 90 days and still accruing. The Company has loans held for sale of $0.7 million and $1.5 million as of June 30, 2010 and December 31, 2009, respectively.

Management evaluates the allowance for loan losses based on the combined total of specific allocations, historical loss and qualitative components and believes that the allowance for loan losses represented probable incurred credit losses inherent in the loan portfolio at June 30, 2010. Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$41,845	$16,010	$40,909	$15,018
Charge-offs	(7,059)	(2,490)	(15,595)	(3,799)
Recoveries	42	310	164	376
Provision for loan losses	7,550	13,064	16,900	15,299

Ending balance	$42,378	$26,894	$42,378	$26,894

Period end total loans	$792,289	$953,894	$792,289	$953,894

Average loans	$820,133	$976,339	$843,724	$988,055

Ratio of net charge-offs to average loans	0.86%	0.22%	1.83%	0.35%
Ratio of provision for loan losses to average loans	0.92	1.34	2.00	1.55
Ratio of allowance for loan losses to period end total loans	5.35	2.82	5.35	2.82
Ratio of allowance for loan losses to total nonperforming loans	45.49	39.70	45.49	39.70
Ratio of allowance for loan losses to average loans	5.17	2.75	5.02	2.72

Loans held for sale were $0.7 million and $1.5 million as of June 30, 2010 and December 31, 2009.

Note 5. Share Based Compensation

In 1999, the Company adopted the 1999 Option Plan. Under the 1999 Option Plan, nonqualified options may be granted to employees and eligible directors of the Company and its subsidiaries to purchase the Company’s common stock at 100% of the fair market value on the date the option is granted. The Company has authorized 50,000 shares for issuance under the 1999 Option Plan. During 1999, 40,750 of these shares were granted and are 100% fully vested. The options had an exercise period of ten years from the date of grant, and all options have expired. The plan terminated on November 18, 2009 leaving no shares available for grant under this plan.

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiary to purchase the Company’s common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company’s unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of seven to ten years from the date of grant. There are 66,000 shares available to grant under this plan.

10.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

The Company awarded 5,000 shares of restricted stock in November, 2006 that was available under the restricted stock portion of the plan. The restricted shares were issued out of treasury stock with an aggregate grant date fair value of $0.09 million. The awards were granted using the fair value as the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $18.03. The awarded shares vested at a rate of 20% of the initially awarded amount per year, beginning on the date of the award and were contingent upon continuous service by the recipient through the vesting date. As of April 3, 2009, the contingency was not fulfilled and the remaining 2,000 shares of unvested restricted stock were forfeited and returned to treasury stock.

A summary of the status of the option plans as of June 30, 2010, and changes during the period ended on those dates is presented below:

	June 30, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	690,769	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(62,200)	16.47

Outstanding at end of period	628,569	$16.70	3.7 years	$—
Vested or expected to vest	622,971	$16.74	3.6 years	$—
Options exercisable at period end	504,169	$17.44	3.4 years	$—

Options outstanding at June 30, 2010 and December 31, 2009 were as follows:

	Outstanding		Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
		Contractual		Exercise
Range of Exercise Prices	Number	Life	Number	Price
June 30, 2010:

$ 5.24 - $ 13.00	152,381	4.4 years	88,781	$8.39
13.88 - 18.63	217,588	3.4 years	174,388	16.62
19.03 - 23.31	258,600	3.6 years	241,000	21.36

	628,569	3.7 years	504,169	$17.44

December 31, 2009:

$ 5.24 - $ 13.00	170,381	4.9 years	77,381	7.96
13.88 - 18.63	233,588	3.9 years	167,188	16.60
19.03 - 23.31	286,800	3.9 years	259,600	21.41

	690,769	4.1 years	504,169	$17.75

There were no options exercised for the periods ended June 30, 2009 and 2010.

The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.03 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.05 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

11.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and director options are tracked separately.

The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in the first and second quarter 2010. Year to date data for June 30, 2010, December 31, 2009 and December 31, 2008, is as follows:

	June 30, 2010	December 31, 2009	December 31, 2008
Fair value	$—	$1.79 – 3.70	$3.36 – 3.69
Risk-free interest rate	—	1.53 - 2.01%	2.75- 2.95%
Expected option life (years)	—	6	6
Expected stock price volatility	—	68.84 -116.39%	23.91 -24.07%
Dividend yield	—	5.71 – 7.31%	2.79 – 2.95%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2010 and beyond is estimated as follows:

Amount
July, 2010 – December, 2010	$59
2011	113
2012	79
2013	33
2014	—

Total	$284

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

12.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

Information reported internally for performance assessment follows:

	Three Months Ended
	June 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$962	$6,489	$852	$(616)	$7,687
Other revenue	3,817	347	(906)	(452)	2,806
Other expense	3,350	1,132	54	4,195	8,731
Noncash items
Depreciation	307	2	—	249	558
Provision for loan losses	—	7,550	—	—	7,550
Other intangibles	321	—	—	—	321
Net allocations	2,146	2,875	491	(5,512)	—
Income tax benefit	(583)	(1,994)	(165)	—	(2,742)
Segment profit (loss)	$(762)	$(2,729)	$(434)	$—	$(3,925)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$207,392	$614,586	$309,694	$95,097	$1,226,769

	Three Months Ended
	June 30, 2009
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,435	$6,829	$1,261	$(809)	$9,716
Other revenue	2,841	258	(4,478)	438	(941)
Other expense	3,006	581	53	13,462	17,102
Noncash items
Depreciation	509	3	—	257	769
Provision for loan losses	250	12,814	—	—	13,064
Other intangibles	394	—	—	—	394
Net allocations	5,909	6,266	1,915	(14,090)	—
Income tax benefit	(1,140)	(4,037)	(1,162)	—	(6,339)
Segment profit (loss)	$(3,652)	$(8,540)	$(4,023)	$—	$(16,215)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$240,256	$758,065	$254,554	$60,654	$1,313,529

	Six Months Ended
	June 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,223	$12,915	$1,755	$(1,236)	$15,657
Other revenue	5,489	582	(2,510)	567	4,128
Other expense	5,708	3,358	106	9,131	18,303
Noncash items
Depreciation	621	4	—	508	1,133
Provision for loan losses	—	16,900	—	—	16,900
Other intangibles	660	—	—	—	660
Net allocations	3,687	5,712	909	(10,308)	—
Income tax benefit	(1,263)	(5,191)	(572)	—	(7,026)
Segment profit (loss)	$(1,701)	$(7,286)	$(1,198)	$—	$(10,185)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$207,392	$614,586	$309,694	$95,097	$1,226,769

13.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

	Six Months Ended
	June 30, 2009
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$4,957	$13,985	$2,748	$(1,596)	$20,094
Other revenue	5,436	536	(5,672)	802	1,102
Other expense	6,180	1,178	106	17,508	24,972
Noncash items
Depreciation	838	4	—	521	1,363
Provision for loan losses	425	14,874	—	—	15,299
Other intangibles	807	—	—	—	807
Net allocations	7,652	8,840	2,331	(18,823)	—
Income tax expense	(1,377)	(3,393)	(1,325)	—	(6,095)
Segment profit (loss)	$(4,132)	$(6,982)	$(4,036)	$—	$(15,150)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$240,256	$758,065	$254,554	$60,654	$1,313,529

Note 8. Borrowed Funds and Debt Obligations

As of June 30, 2010, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, the Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

The loan agreement contains customary covenants, including but not limited to, the Bank’s maintenance of its status as well-capitalized, the Bank’s maximum nonperforming assets to primary capital below 90%, and the Bank’s minimum loan loss reserves to total loans of 2.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of the subordinated debt credit facility. The Company is in compliance with all covenants as of June 30, 2010.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of June 30, 2010 and December 31, 2009 was $0.4 million and $0.5 million, respectively.

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

14.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
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

The assets included in Level 3 are trust preferred collateralized debt obligations (“CDOs”). These securities were historically priced using Level 2 inputs. However, in 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, the Company uses an internal other than temporary impairment (“OTTI”) evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments.

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each bank in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the banks in each traunch can be divided between a pool of “performing” banks and “under-performing” banks. A factor is applied to the under-performing banks for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation were approximately 5% of the performing balance of the instrument across the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be applied to LIBOR was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor applied ranged from 200 basis points to 600 basis points based on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 40%, 46% and 14%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for June 30, 2010 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

At June 30, 2010, the Company held seven pooled trust preferred CDOs with a book value of $9.9 million (after second quarter 2010 credit impairment). These securities were rated high quality (A3 and above) at inception, but at March, 2010 S&P rated these securities as B-, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the seven CDOs. Upon completion of the June 30, 2010 analysis, our model indicated OTTI on three of these CDOs, with an aggregate cost basis of $6.8 million. Total impairment for these three CDOs totaled $3.9 million. Of this, $2.0 million is carried in other comprehensive income. The impairment of $1.9 million was related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

In addition, private label CMOs were evaluated using management’s internal analysis process. Based on the Company’s second quarter monitoring of its CMO security portfolio, none of the securities in the portfolio were deemed to be impaired. Therefore no impairment charge was taken on these instruments this quarter.

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

Impaired Loans. Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with authoritative guidance for impairments. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

16.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value measurements at June 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies	$20,071	$—	$20,071	$—
State and political subdivisions	31,152	—	31,152	—
U.S. government agency residential mortgage-backed securities	205,133	—	205,133	—
Collateralized residential mortgage obligations	31,087	—	23,088	7,999
Equities	2,248	—	2,248	—
Collateralized debt obligations	7,128	—	—	7,128

Available-for-sale securities	$296,819	$—	$281,692	$15,127

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies	$3,966	$—	$3,966	$—
State and political subdivisions	36,541	—	36,541	—
U.S. government agency residential mortgage-backed securities	198,183	—	198,183	—
Collateralized residential mortgage obligations	14,426	—	4,637	9,789
Equities	1,898	—	1,898	—
Collateralized debt obligations	9,758	—	—	9,758

Available-for-sale securities	$264,772	$—	$245,225	$19,547

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010:

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, April 1, 2010	$8,253	$8,493	$16,746

Transfers into Level 3	—	788	788
Interest income on securities	—	—	—
Security impairment	(1,917)	—	(1,917)
Other changes in fair value	33	(1,356)	(1,323)
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	759	74	833

Ending balance, June 30, 2010	$7,128	$7,999	$15,127

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, April 1, 2009	$12,371	$—	$12,371

Transfers into Level 3	—	1,330	1,330
Interest income on securities	—	—	—
Security impairment	(4,538)	(171)	(4,709)
Other changes in fair value	—	—	—
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	1,914	193	2,107

Ending balance, June 30, 2009	$9,747	$1,352	$11,099

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2010	$9,758	$9,789	$19,547

Transfers into Level 3	—	788	788
Interest income on securities	—	—	—
Security impairment	(3,385)	(139)	(3,524)
Other changes in fair value	71	(2,467)	(2,396)
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	684	28	712

Ending balance, June 30, 2010	$7,128	$7,999	$15,127

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2009	$19,848	$—	$19,848

Transfers into Level 3	—	1,330	1,330
Interest income on securities	—	—	—
Security impairment	(5,746)	(171)	(5,917)
Other changes in fair value	—	—	—
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	(4,355)	193	(4,162)

Ending balance, June 30, 2009	$9,747	$1,352	$11,099

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value measurements at June 30, 2010 Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	June 30, 2010

Assets:
Impaired loans	$79,801	$—	$—	$79,801
Oreo property	$12,700	$—	$—	$12,700

18.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	December 31, 2009
Assets:
Impaired loans	$102,938	$—	$—	$102,938
Oreo property	$11,107	$—	$—	$11,107

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $105.4 million with a valuation allowance of $26.4 million resulting in an additional provision for loan losses of $1.7 million for the period.

The majority of our impaired loans are collateralized by real estate. The carrying value for these real estate secured impaired loans was based upon information in independent appraisals obtained on the underlying collateral. For troubled debt restructurings, impairment is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measure and accordingly, such loans are excluded from the fair value disclosures above.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $12.7 million. This is made up of the outstanding balance of $15.7 million, net of the valuation allowance of $3.0 million, at June 30, 2010. Per management’s fair value analysis a valuation allowance of $0.3 million was required for the quarter ending June 30, 2010 bringing the year to date valuation allowance to $2.0 million. The net carrying amount at December 31, 2009, was $11.1 million, which is made up of the outstanding balance of $12.2 million, net of valuation allowance of $1.1 million.

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

19.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$34,651	$34,651	$56,452	$56,452
Securities	296,819	296,819	264,772	264,772
Restricted securities	11,027	N/A	10,711	N/A
Net loans	749,911	709,169	844,186	808,446
Accrued interest receivable	4,425	4,425	4,709	4,709
Financial liabilities
Deposits	993,270	996,394	1,054,689	1,059,766
Federal funds purchased and securities sold under agreements to repurchase	11,499	11,499	16,225	16,225
Federal Home Loan Bank advances	76,060	78,272	86,261	87,727
Notes payable	10,711	8,800	10,796	9,092
Subordinated debentures	20,620	11,750	20,620	11,383
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,438	4,438	4,051	4,051

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

20.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Participation in the Treasury Capital Purchase Program (Continued)

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

The change in balance of goodwill during the year is as follows:

	June 30, 2010	December 31, 2009

Beginning of period	$15,880	$24,494
Goodwill allocated to sale of Trust	—	(163)
Impairment recorded June 30, 2009	—	(8,451)

End of period	$15,880	$15,880

In the first quarter of 2009, the Company sold its Trust product line which resulted in a goodwill charge to earnings.

Acquired Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$7,814	$14,124	$7,154
Missouri charter	581	—	581	—

Total	$14,705	$7,814	$14,705	$7,154

21.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $0.7 million and $0.8 million for the six months ended June 30, 2010 and 2009.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2010	$598
2011	1,029
2012	951
2013	951
2014	951
Thereafter	1,830

Note 12. Business Acquisitions and Divestures

On June 30, 2010, the Company completed the sale of its Effingham branch to Washington Savings Bank headquartered in Effingham, Illinois. Washington Savings Bank assumed approximately $19.5 million in deposits and acquired $5.9 million in loans. The net gain on the sale was $1.2 million.

The sale of the Effingham branch in 2010 is not expected to have a material impact on the future operations and results of the Company.

Note 13. Recent Accounting Developments

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

22.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and six months ended June 30, 2010 as compared to the same period in 2009. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Per accounting guidance, the Company reviewed its deferred tax assets at June 30, 2010 and determined that no valuation allowance was necessary. An allowance was previously established upon the merger of UnionBancorp, Inc. with Centrue Financial Corporation for the portion of federal net operating loss carryforward that will expire unused under Section 382 of the Internal Revenue Code. Despite the current year net operating loss and challenging economic environment, the Company has a history of strong earnings up until 2009, is well-capitalized, and has positive expectations regarding future taxable income. In addition, a portion of the current year net taxable loss can be carried back to offset taxable income in 2008, with the exception of the State of Illinois loss which must be carried forward and can be used over a twenty year carry forward period. The deferred tax balance also includes an Alternative Minimum Tax credit carryforward which does not expire as well as a donation carryforward which has a five year expiration.

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

General

Second Quarter Highlights:

●	Earnings: Second quarter 2010 net loss of $3.9 million compared to first quarter 2010 net loss of $6.3 million and second quarter 2009 net loss of $16.2 million.

●
Risk-Based Capital Ratios: All regulatory capital ratios at the Company and Bank exceeded regulatory “well-capitalized” levels as of June 30, 2010. Total Company risk-based capital ratio and tier 1 leverage ratio was 10.72% and 6.01%, respectively. Total Bank risk-based capital ratio and tier 1 leverage ratio was 11.12% and 6.86%, respectively.

●
Credit Quality: The allowance for loan losses was increased to 5.35% of total loans; nonperforming assets increased $3.9 million from first quarter 2010 to 8.91% of total assets; the coverage ratio (allowance for loan losses to nonperforming loans) remained relatively unchanged from first quarter 2010; quarterly provision levels exceeded net loan charge-offs by $0.6 million.

●
Balance Sheet: Total assets equaled $1.227 billion, representing decreases of $59.7 million, or 4.6%, from March 31, 2010 and $85.9 million, or 6.5%, from year-end 2009. Total loans equaled $792.3 million, representing decreases of $46.4 million, or 5.5%, from March 31, 2010 and $92.8 million, or 10.5%, from year-end 2009. Total deposits equaled $993.3 million, representing decreases of $52.9 million, or 5.1%, from March 31, 2010 and $61.4 million, or 5.8%, from year-end 2009.

●
Net Interest Margin: The net interest margin was 2.79% for the second quarter 2010, representing decreases of 9 basis points from 2.88% recorded in the first quarter 2010 and 48 basis points from 3.27% reported in the second quarter 2009.

●	Liquidity: The Bank’s liquidity improved as securities grew while loans and wholesale funding (brokered deposits and FHLB advances) decreased since year-end 2009.

●
Operations: The Bank completed the sale of its Effingham branch to Effingham, IL based Washington Savings Bank. Washington Savings Bank assumed approximately $19.5 million of deposit liabilities related to the branch as well as $5.9 million of branch loans. The transaction generated a net gain on sale of $1.2 million.

Results of Operations

Net Income (Loss)

The Company reported a second quarter net loss of $3.9 million. This compares with a net loss of $6.3 million in the first quarter of 2010 and a net loss of $16.2 million in the second quarter of 2009, which included a goodwill impairment charge of $8.5 million. The net loss per common diluted share in the second quarter 2010 was $0.73, compared to $1.11 in the first quarter of 2010 and $2.77 in the second quarter 2009. For the first half of 2010, the Company reported a net loss of $10.2 million, or $1.84 per common diluted share, compared to a net loss of $15.2 million, or $2.66 per common diluted share, for the same period in 2009.

25.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Credit costs continued to weigh heavily on second quarter 2010 earnings, as we recorded $7.6 million in provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolio. Also contributing to the loss was a $1.9 million non-cash credit impairment charge to securities and increased loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate. Positively contributing to earnings were gains on sale of the Effingham branch and securities.

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

Fully tax equivalent net interest income for the second quarter 2010 decreased 21.2% to $7.8 million as compared to $9.9 million for the same period in 2009. The net interest margin, on a tax equivalent basis, was 2.79% for the second quarter, representing decreases of 9 basis points from 2.88% recorded in the first quarter of 2010 and 48 basis points from 3.27% recorded in the second quarter of 2009.

The decrease in net interest income and the net interest margin from 2009 was primarily due to the cost of increasing liquidity, average loan volume decline, the cost of carrying higher balances of nonaccrual loans and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Positively impacting the margin was increased utilization of interest rate floors on a majority of variable rate loans and a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and decline in market interest rates. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans, and the Company’s interest rate sensitivity the margin will likely remain under pressure through the remainder of 2010.

Fully tax equivalent net interest income for the six months ended June 30, 2010 totaled $16.0 million, representing a decrease of $4.5 million or 22.0% compared to the $20.5 million earned during the same period in 2009. The net interest margin, on a tax equivalent basis, was 2.83% for the six months ended June 30, 2010, representing a decrease of 52 basis points from 3.35% recorded in the same period of 2009. The decrease of net interest income and the net interest margin was driven by the same factors impacting the second quarter.

26.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$4,173	$24	2.32%	$2,867	$6	1.03%	$8	$10	$18
Securities
Taxable	268,472	1,610	2.41	201,352	2,145	4.27	837	(1,372)	(535)
Non-taxable	30,433	402	5.30	35,072	483	5.50	(59)	(22)	(81)

Total securities (tax equivalent)	298,905	2,012	2.70	236,424	2,628	4.46	778	(1,394)	(616)

Federal funds sold	4,890	7	0.56	—	—	—	7	—	7

Loans
Commercial	133,610	1,864	5.60	155,949	2,255	5.80	(294)	(97)	(391)
Real estate	682,374	8,846	5.20	815,071	11,237	5.53	(1,592)	(799)	(2,391)
Installment and other	4,149	90	8.68	5,319	124	9.35	(22)	(12)	(34)

Gross loans (tax equivalent)	820,133	10,800	5.28	976,339	13,616	5.59	(1,908)	(908)	(2,816)

Total interest-earnings assets	1,128,101	12,843	4.57	1,215,630	16,250	5.36	(1,115)	(2,292)	(3,407)

Noninterest-earning assets
Cash and cash equivalents	61,191			38,613
Premises and equipment, net	29,014			31,450
Other assets	64,807			64,087

Total nonearning assets	155,012			134,150

Total assets	$1,283,113			$1,349,780

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	97,697	75	0.31	102,358	147	0.58	(11)	(61)	(72)
Money market accounts	134,778	337	1.00	151,048	561	1.49	(68)	(156)	(224)
Savings deposits	96,842	49	0.20	91,675	62	0.27	2	(15)	(13)
Time deposits	596,538	3,588	2.41	601,008	4,562	3.04	(85)	(889)	(974)
Federal funds purchased and repurchase Agreements	13,992	12	0.34	24,910	33	0.53	(13)	(8)	(21)
Advances from FHLB	76,060	579	3.06	74,900	570	3.05	9	1	10
Notes payable and subordinated debt	32,183	356	4.42	32,008	397	4.97	(5)	(37)	(42)

Total interest-bearing liabilities	1,048,090	4,996	1.91	1,077,907	6,332	2.36	(171)	(1,165)	(1,336)

Noninterest-bearing liabilities
Noninterest-bearing deposits	118,049			61,778
Other liabilities	12,696			65,859
Total noninterest-bearing liabilities	130,745			127,637

Stockholders’ equity	104,278			144,236

Total liabilities and stockholders’ equity	$1,283,113			$1,349,780

Net interest income (tax equivalent)		$7,847			$9,918		$(944)	$(1,127)	$(2,071)
Net interest income (tax equivalent) to total earning assets			2.79%			3.27%
Interest-bearing liabilities to earning assets	92.91%			88.67%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

27.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$3,716	$43	2.73%	$2,715	$10	0.67%	$10	$23	$33
Securities
Taxable	255,591	3,339	2.63	209,380	4,646	4.47	1,171	(2,478)	(1,307)
Non-taxable	31,704	835	5.31	35,477	974	5.55	(94)	(45)	(139)

Total securities (tax equivalent)	287,295	4,174	2.93	244,857	5,620	4.63	1,077	(2,523)	(1,446)

Federal funds sold	2,873	7	0.48	—	—	—	7	—	7

Loans
Commercial	139,972	3,872	5.58	162,430	4,577	5.68	(609)	(96)	(705)
Real estate	699,713	18,027	5.20	819,966	23,016	5.66	(2,938)	(2,051)	(4,989)
Installment and other	4,039	176	8.78	5,659	257	8.72	(66)	(15)	(81)

Gross loans (tax equivalent)	843,724	22,075	5.28	988,055	27,850	6.20	(3,613)	(2,162)	(5,775)

Total interest-earnings assets	1,137,608	26,299	4.66	1,235,627	33,480	5.46	(2,519)	(4,662)	(7,181)

Noninterest-earning assets
Cash and cash equivalents	60,748			34,111
Premises and equipment, net	29,481			31,728
Other assets	64,929			67,591

Total nonearning assets	155,158			133,430

Total assets	$1,292,766			$1,369,057

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	99,501	193	0.39	102,424	333	0.66	(16)	(124)	(140)
Money market accounts	134,300	723	1.09	148,541	1,273	1.73	(140)	(410)	(550)
Savings deposits	94,512	110	0.24	89,347	119	0.27	6	(15)	(9)
Time deposits	603,747	7,394	2.47	598,395	9,213	3.10	22	(1,841)	(1,819)
Federal funds purchased and repurchase Agreements	14,404	30	0.41	26,571	72	0.54	(31)	(11)	(42)
Advances from FHLB	78,996	1,160	2.96	98,907	1,113	2.27	(261)	308	47
Notes payable & subordinated debt	32,082	701	4.41	34,079	853	5.05	(46)	(106)	(152)

Total interest-bearing liabilities	1,057,542	10,311	1.97	1,098,264	12,976	2.38	(466)	(2,199)	(2,665)

Noninterest-bearing liabilities
Noninterest-bearing deposits	115,176			114,568
Other liabilities	12,553			10,547
Total noninterest-bearing liabilities	127,729			125,115

Stockholders’ equity	107,495			145,678

Total liabilities and stockholders’ equity	$1,292,766			$1,369,057

Net interest income (tax equivalent)		$15,988			$20,504		$(2,053)	$(2,463)	$(4,516)
Net interest income (tax equivalent) to total earning assets			2.83%			3.35%
Interest-bearing liabilities to earning assets	92.96%			88.88%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

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

The provision for loan losses for second quarter 2010 was $7.6 million, compared to $9.4 million and $13.1 million for first quarter 2010 and second quarter 2009, respectively. The second quarter 2010 provision was driven by an increase in nonperforming and action list loans; increase in charge-offs and losses which impacts historical loss levels; deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers; guarantor positions collapsing due to economic conditions; and increase in the level of past due loans.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential and commercial real estate exposure. The prolonged period of high economic uncertainty that existed throughout 2009 continued into the second quarter of 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty. In turn, the level of nonperforming loans, charge-offs and delinquencies will rise, requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s increases in cash surrender value on bank-owned life insurance.

The following table summarizes the Company’s noninterest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service charges	$1,299	$1,599	$2,719	$3,056
Mortgage banking income	392	811	711	1,509
Electronic banking income	528	475	1,012	933
Bank owned life insurance	257	259	512	515
Other income	191	348	429	616
Subtotal recurring noninterest income	2,667	3,492	5,383	6,629
Securities gains	1,012	232	1,014	246
Net impairment on securities	(1,917)	(4,709)	(3,524)	(5,917)
Valuation adjustment Mortgage Servicing Rights	(225)	—	(225)	—
Gain on sale of OREO	1	29	10	36
Gain on sale of other assets	1,268	15	1,470	108

Total noninterest income	$2,806	$(941)	$4,128	$1,102

Total noninterest income for the second quarter of 2010 was $2.8 million, an increase of $3.7 million, compared to $(0.9) million reported in the same period in 2009. Included in noninterest income for the second quarter of 2010 was a $1.0 million gain on sale of securities, $1.9 million of credit impairment charges on CDO securities, a $1.2 million gain related to the sale of the Effingham branch, a $0.2 million valuation adjustment on mortgage servicing rights and a $0.1 million related to the gain on sale of OREO and other assets. Excluding nonrecurring items from 2010 and 2009, noninterest income decreased $0.8 million or 22.9%. This net decrease largely stems from reduced consumer spending and the impact on overdraft fees and lower revenue generated from the mortgage banking business as volume has declined due to the rate environment.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

For the six months ended June 30, 2010, total noninterest income was $4.1 million compared to $1.1 million. This was a $3.0 million or 272.7% increase. Recurring noninterest income decreased $1.2 million or 18.2%. The decline for the six months was due to similar items as for the three month period.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, deposit account expense, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$3,701	$4,322	$7,472	$8,448
Occupancy, net	943	905	1,731	1,770
Furniture and equipment	519	564	1,043	1,124
Marketing	82	205	189	388
Supplies and printing	98	117	196	236
Telephone	194	297	373	490
Data processing	397	392	779	762
FDIC insurance	853	1,094	1,707	1,339
Loan processing and collection costs	602	285	1,114	463
Amortization of intangible assets	321	394	660	807
Other expenses	1,570	1,239	2,845	2,864
Subtotal recurring noninterest expenses	9,280	9,814	18,109	18,691
Goodwill impairment	—	8,451	—	8,451
OREO valuation adjustment	330	—	1,987	—

Total noninterest expense	$9,610	$18,265	$20,096	$27,142

Total noninterest expense for the second quarter of 2010 was $9.6 million, a decrease of $8.7 million, compared to $18.3 million recorded during the same period in 2009. Excluding the OREO valuation adjustment of $0.3 million for 2010 and goodwill impairment charge of $8.5 million in 2009, noninterest expense levels decreased by $0.5 million, or 5.1%. The lower expense levels were attributed to reductions in various noninterest expense categories, including salaries and employee benefits, FDIC costs and reduced discretionary spending in areas such as marketing, contributions, dues and subscriptions and travel. These lower expense levels were offset by higher loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate.

Noninterest expense totaled $20.1 million for the six months ended June 30, 2010 decreasing by $7.0 million or 25.8% from the same period in 2009. Excluding nonrecurring charges of $2.0 million for 2010 and $8.5 million for 2009, noninterest expense levels decreased $0.5 million or 2.7% for the first six months of 2010 as compared to 2009. The decrease was due mainly to the same reasons as expressed for second quarter.

30.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$(6,667)	$(22,554)	$(17,211)	$(21,245)
Applicable income taxes	(2,742)	(6,339)	(7,026)	(6,095)
Effective tax rates	41.13%	28.11%	40.82%	28.7%

The Company recorded an income tax benefit of $2.7 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively. Effective tax rates equaled 41.13% and 28.11% respectively, for such periods. The Company recorded income tax benefit of $7.0 million and $6.1 million for the six months ended June 30, 2010 and 2009 respectively. Effective tax rates equaled 40.82% and 28.69% respectively, for such periods.

The Company’s tax rates were impacted by several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Third, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. Finally, the income tax benefits for all periods were impacted by the non-cash impairment charges related to trust preferred securities, writedowns on other real estate owned properties, higher than normal provision for loan losses and goodwill impairment charges.

For the three and six months ended June 30, 2009, the Company’s effective tax rate was lower than statutory rates due to the non-deductible portion of the goodwill impairment charge taken in the second quarter of 2009. Excluding this item, the effective tax rates for the three and six months ended June 30, 2009 would have been approximately 39.78% and 41.94%, respectively.

In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against deferred tax assets (“DTAs”) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of June 30, 2010 related to DTAs except for a valuation reserve related to certain acquired net operating losses.

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

Tax planning strategies represent a source of positive evidence that must be considered when assessing the need for a valuation allowance. Tax planning strategies must be prudent and feasible (and within the control of the company), something that a company might not ordinarily implement, but would implement to prevent an operating loss or tax credit carryforward from expiring unused, and would result in the realization of DTAs. The Company has evaluated a number of tax planning strategies that, if implemented, could result in the realization of a majority of the net DTA balance that exists at June 30, 2010. These strategies mainly involve the sale of appreciated assets (e.g., sale of branches, certain fixed assets and insurance policies, etc.). Management would not expect that the execution of any of the actions would involve a significant amount of expense.

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation adjustment was necessary as of June 30, 2010 and believes that it is more likely than not that that the deferred tax assets will be fully realized although there is no guarantee that those assets will be realized in future periods.

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

Retail generated a second quarter 2010 loss of $0.8 million, or 20.5% of total Segment loss, as compared to a loss of $3.7 million, or 22.8% of total Segment loss, during the same period in 2009. Year to date Retail Segment net loss was $1.7 million, or 16.7% of total Segment loss, as compared to net loss of $4.1 million, or 27.0%, for the same period in 2009. Retail assets were $207.4 million at June 30, 2010, $223.4 million at December 31, 2009 and $240.3 million as of June 30, 2009. This represented 16.9%, 17.0% and 18.3% of total consolidated assets, respectively.

The major factors impacting results for the second quarter 2010 were primarily related to lower net interest income due to pressure on loan yields, reduced earning asset levels and reduced loan fee income. Non-interest income increased from second quarter 2009 primarily due to a $1.2 million increase in gains on sale of other assets and lower allocations. This increase in revenue was slightly offset by lower net servicing fees, lower revenue from mortgage product line and higher non-interest expenses.

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

32.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Commercial generated a second quarter 2010 loss of $2.7 million, or 69.2% of total Segment loss, as compared to a loss of $8.5 million, or 52.5% of total Segment income, during the same period in 2009. Year to date Commercial Segment net loss was $7.3 million, or 71.6% of total Segment loss, as compared to net loss of $7.0 million, or 46.1%, for the same period in 2009. Commercial assets were $614.6 million at June 30, 2010, $693.1 million at December 31, 2009 and $758.1 million as of June 30, 2009. This represented 50.1%, 52.8% and 57.7% of total consolidated assets, respectively.

Results for the second quarter 2010 improved due primarily to lower levels of provision for loan losses related to land development, construction and commercial real estate credits as compared to second quarter 2009 levels. Net interest income was adversely impacted by the lower yields on loan portfolio, average loan volume decline, the cost of carrying higher nonaccrual loans and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Additionally, noninterest expense was higher due to higher loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate and OREO valuation adjustments. Net allocations were lower in 2010 as compared to 2009.

    Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a second quarter 2010 loss of $0.4 million, or 10.3% of total Segment net loss, as compared to a net loss of $4.0 million, or 24.7% of total Segment net income, during the same period in 2009. Year to date Treasury Segment net loss was $1.2 million, or 11.8% of total Segment loss, as compared to net loss of $4.0 million, or 26.3%, for the same period in 2009. Treasury assets were $309.7 million at June 30, 2010, $277.4 million at December 31, 2009 and $254.5 million at June 30, 2009. This represented 25.2%, 21.1% and 19.4% of total consolidated assets, respectively.

Results for Treasury were impacted by the $1.9 million non-cash impairment charge for securities during the second quarter 2010 as compared to $4.7 million in the same period of 2009. Additionally, net interest income was lower due to decreased yields in the security portfolio. Offsetting these negative variances, security gains of $1.0 million were recognized during 2010 as well as lower allocations then in 2009.

Financial Condition

General

Following are highlights of the June 30, 2010 balance sheet when compared to March 31, 2010 and December 31, 2009:

    Securities. Total securities equaled $307.8 million, representing increases of $22.4 million, or 7.8%, from March 31, 2010 and $32.3 million, or 11.7%, from year-end 2009. The increase was largely related to surplus liquidity initiatives. The primary strategic objective of the Company’s securities portfolio is to assist with liquidity and interest rate risk management. In managing the securities portfolio, the Company seeks to minimize any credit risk and avoid investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or any Fannie Mae or Freddie Mac equities.

At quarter-end, the Company held seven pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $9.9 million and fair value of $7.1 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Per guidance and rulings issued by the Financial Accounting Standards Board (“FASB”) regarding the recognition and presentation of Other-Than-Temporary Impairments, codified as ASC 320-10, the Company recorded for the second quarter 2010 a $1.9 million pre-tax non-cash impairment charge based upon management’s determination that four trust preferred securities with an aggregate cost before impairment of $6.8 million and certain CMOs were other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

    Loans. Total loans equaled $792.3 million, representing decreases of $46.4 million, or 5.5%, from March 31, 2010 and $92.8 million, or 10.5%, from year-end 2009. This decline was related to a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

The Company does not have any material direct sub-prime exposure as we have focused our residential real estate lending activities on providing traditional loan products to relationship borrowers in locally known markets.

    Deposit. Total deposits equaled $993.3 million, representing decreases of $52.9 million, or 5.1%, from March 31, 2010 and $61.4 million, or 5.8%, from year-end 2009. Excluding $19.5 million in deposits related to the Effingham branch sale, deposits decreased $33.4 million, or 3.2%, from March 31, 2010 and $41.9 million, or 4.0%, from year-end 2009. The net decrease from year-end 2009 was primarily related to declines in NOW accounts and time deposits on strategic initiatives to reduce higher costing in-market time deposits, brokered deposits and collateralized local public agency deposits.

    Goodwill. Goodwill was $15.9 million as of June 30, 2010 which represented no change from the level at March 31, 2010 and December 31, 2009. GAAP requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2009. Results of the analysis determined no goodwill impairment since the fair value of the balances supported the level of goodwill carried. However, if the economy remains stressed, the Bank’s operating losses continue and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings.

    Other Assets. Other assets equaled $36.1 million at June 30, 2010 compared to $38.6 million recorded at March 31, 2010 and $34.4 million recorded at December 31, 2009. The majority of this increase was related to deferred tax assets which has grown primarily due to the level of loan loss provisions incurred, OREO valuation adjustments and impairment charges taken on CDO securities. The impact of the economy could continue to have an impact on these items.

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

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to collectibility on a case-by-case basis and considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2010		2009
	June 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
Nonaccrual loans	$78,260	$78,958	$80,121	$75,973	$67,162
Troubled debt restructurings	14,898	11,226	743	684	584
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	93,158	90,184	80,864	76,657	67,746

Other real estate owned	16,182	15,230	16,223	13,961	13,582
Total nonperforming assets	$109,340	$105,414	$97,087	$90,618	$81,328

Nonperforming loans to total end of period loans	11.76%	10.75%	9.14%	8.32%	7.10%
Nonperforming assets to total end of period loans	13.80%	12.57%	10.97%	9.84%	8.53%
Nonperforming assets to total end of period assets	8.91%	8.19%	7.40%	6.77%	6.19%

Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) increased to $93.2 million at June 30, 2010, from $90.2 million at March 31, 2010 and $80.9 million at December 31, 2009. The level of nonperforming loans to end of period loans was 11.76% as of June 30, 2010 as compared to 10.75% as of March 31, 2010 and 9.14% as of December 31, 2009. The nonperforming loan ratio (nonperforming loans to end of period loans) was negatively impacted to a greater degree by the decrease in total loans outstanding than the increase in nonperforming loans.

Approximately 55.0% of total nonaccrual loans at June 30, 2010 were concentrated in land development and construction credits. The ratio of construction and land development loans to total loans decreased to 13.32% at June 30, 2010 from 13.39% at March 31, 2010 and 14.50% at December 31, 2009.

The coverage ratio (allowance for loan losses to nonperforming loans) was 45.49% at June 30, 2010, representing decreases from 46.40% at March 31, 2010 and 50.59% at December 31, 2009. Our coverage ratio has declined as many of the previously identified workout loans were placed into nonaccrual status in the second quarter of 2010 and marked to fair value of the collateral.

Other real estate owned (“OREO”) increased to $16.2 million at June 30, 2010, from $15.2 million at March 31, 2010 and unchanged from $16.2 million at December 31, 2009. During the second quarter 2010, the Company recorded valuation adjustments on OREO properties by $0.3 million reflective of existing market conditions and more aggressive disposition strategies.

35.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Nonperforming assets (nonaccrual, 90 days past due, troubled debt restructures and OREO) increased to $109.3 million at June 30, 2010, from $105.4 million at March 31, 2010 and $97.1 million at December 31, 2009. This included $78.2 million of nonaccrual loans, $14.9 million in troubled debt restructures and $16.2 million of foreclosed assets and repossessed real estate. The ratio of nonperforming assets to total assets increased to 8.91% at June 30, 2010 from 8.19% at March 31, 2010 and 7.40% as of December 31, 2009.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the second quarter of 2010, $69.7 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 39.8% of the loans deemed impaired during the second quarter of 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $16.3 million at June 30, 2010 as compared to $23.4 million at December 31, 2009. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

The Company increased its allowance for loan losses to $42.4 million, up $1.5 million from December 31, 2009. During the first six months of 2010, the allowance for loan losses increased 73 basis points to 5.35% of total loans outstanding at June 30, 2010, compared to 4.62% at December 31, 2009 and 2.82% at June 30, 2009. Management evaluates the allowance for loan losses based on the combined total of specific reserves, historical loss and qualitative components and believes that the allowance for loan losses represented probable incurred credit losses inherent in the loan portfolio at June 30, 2010.

The provision for loan losses for second quarter 2010 was $7.6 million, down from $9.4 million and $13.1 million for first quarter 2010 and second quarter 2009, respectively. The second quarter 2010 provision was driven by the following factors:

●	increase in nonperforming and action list loans;
●	increase in charge-offs and losses which impacts historical loss levels;
●	deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers;
●	guarantor positions collapsing due to economic conditions; and
●	increase in the level of past due loans.

Net loan charge-offs for the second quarter 2010 were $7.0 million, or 0.86% of average loans, compared with $8.4 million, or 0.97% of average loans, for the first quarter 2010 and $2.2 million, or 0.22% of average loans, for the second quarter 2009. The level of the provision for loan losses recognized was 108.6% of net loan charge offs in the second quarter 2010, 111.9% of net loan charge-offs in the first quarter 2010 and 595.5% in the second quarter 2009. Loan charge-offs during the second quarter 2010 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the second quarter 2010 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

        Liquidity

The Company continues to remain in a strengthened liquidity position during the second quarter 2010 by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Also contributing was an increase in liquid assets, including excess reserves on deposit at the Federal Reserve Bank and unencumbered securities. Total deposits equaled $993.3 million, representing decreases of $52.9 million, or 5.1%, from March 31, 2010 and $61.4 million, or 5.8%, from year-end 2009. During the quarter the Company completed the sale of its Effingham branch location with included approximately $19.5 million in deposits. In-market deposits excluding the sale, decreased $23.4 million or 2.4%, primarily as the result of a decrease in balances in core deposits, public funds accounts and certificates of deposit. Wholesale funding (brokered deposits and FHLB advances) decreased $10.0 million or 7.2%, as maturing brokered certificates of deposit were not replaced.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At June 30, 2010, the Company maintained significant unused borrowing capacity from the Federal Reserve Bank discount window.

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

37.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $21.8 million from December 31, 2009 to June 30, 2010.

During the second quarter of 2010, the Company experienced net cash inflows of $21.8 million in investing activities due to maturities and sales on securities along with a reduction in loans and $13.2 million in operating activities. In contrast, net cash outflows of $56.8 million were used in financing activities largely due to the repayment on funding, primarily decreases in deposits.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2010.

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$—	$250	$250
Long-term debt	178	283	—	10,000	10,461
Certificates of deposit	391,784	147,573	21,898	99	561,354
Operating leases	312	629	629	314	1,884
Severance payments	88	—	—	—	88
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	28,000	28,000	15,060	5,000	76,060

Total contractual cash obligations	$420,362	$176,753	$37,587	$36,283	$670,985

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$94,984	$1,498	$5,015	$24,702	$126,199
Standby letters of credit	6,027	—	40	—	6,067

Total contractual cash obligations	$101,011	$1,498	$5,055	$24,702	$132,266

Capital Resources

Stockholders’ Equity

Stockholders’ equity at June 30, 2010 was $101.9 million, a decrease of $10.7 or 9.5%, from $112.6 million at December 31, 2009. The change in stockholders’ equity was largely related to the operating loss incurred during the first half of 2010. Book value per common share equaled $11.77 at June 30, 2010 compared to $13.15 at December 31, 2009. Tangible book value per common share equaled $8.01 at June 30, 2010 compared to $9.27 at December 31, 2009.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

38.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, all regulatory ratios to be considered “well-capitalized” at the Company and Bank were exceeded as of June 30, 2010:

					Well-
	Company		Bank		Capitalized	Minimum
	Jun 30, 2010	Dec 31, 2009	Jun 30, 2010	Dec 31, 2009	Thresholds	Thresholds
Carrying amounts ($millions):
Total risk-based capital	$93,600	$114,900	$96,000	$111,200
Tier 1 risk-based capital	$74,300	$91,900	$84,900	$98,300
Tangible common equity	$46,000	$56,000	$106,600	$112,600

Capital ratios:
Total risk-based capital	10.72%	11.34%	11.12%	11.13%	10.0%	8.0%
Tier 1 risk-based capital	8.51%	9.07%	9.82%	9.85%	6.0%	4.0%
Tier 1 leverage ratio	6.01%	7.10%	6.86%	7.60%	5.0%	4.0%
Tangible common equity	3.82%	4.35%	8.89%	8.78%	NA	NA

Total capital and corresponding capital ratios decreased during the second quarter 2010 due to net operating losses and a $23.8 million deduction to tier 1 capital related to the Company’s deferred tax assets. Based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles, the $23.8 million deferred tax asset deduction to tier 1 capital represents decreases of 273 basis points in the total risk-based and tier 1 risk-based capital ratios and 193 basis points in the leverage ratio.

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

39.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

●	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
●	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;
●	volatility of rate sensitive deposits;
●	operational risks, including data processing system failures or fraud;
●	asset/liability matching risks and liquidity risks;
●	the ability to successfully acquire low cost deposits or funding;
●	the ability to successfully execute strategies to increase noninterest income;
●	the ability to successfully grow non-commercial real estate loans;
●	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
●	the ability to adopt and implement new regulatory requirements as dictated by Congress, the SEC, FASB or other rule-making bodies which govern our industry;
●	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;
●	fluctuation in the valuation of the Company and its impact on goodwill;
●	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;
●	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values in a market that is very volatile;
●	the Company’s might not be able to realize the benefit of its deferred tax assets.

40.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(table Amounts In Thousands, Except Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, 200 and 300 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2010 and December 31, 2009, respectively:

	Change in Net Interest Income Over One Year Horizon
	June 30, 2010		December 31, 2009
	Change		Change
	$	%	$	%
+ 300 bp	$(632)	(1.83)%	$224	0.61%
+ 200 bp	(1,700)	(4.91)	(1,261)	(3.42)
+ 100 bp	(1,630)	(4.71)	(962)	(2.61)
+ 50 bp	(895)	(2.59)	(462)	(1.25)

Base	—	—	—	—

– 50 bp	848	2.45	1,338	3.63

As shown above, the Company’s model at June 30, 2010, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $1.7 million or 4.91%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.8 million or 2.45%. Rate increases over 200 basis points have a lesser negative impact than a 200 point increase. At about a 400 point increase, the impact to the Company’s net interest income is positive again.

For the Company’s credit agreements with its commercial customers, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in the past six quarters to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. Management has begun positioning the liability side of the balance sheet as we have extended our funding out over the three and five year terms. Due to liquidity needs, the investment portfolio has been used to ensure that funding is available which has impacted our rate sensitivity. The Company continues to take advantage of the lower funding costs in reaction to FOMC rate reductions.

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

41.

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

42.

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

43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: August 13, 2010	By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

Date: August 13, 2010	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

44.