Form 10-Q
period 2010-09-30
CENTRUE FINANCIAL CORP
filed 2010-11-15
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
Commission File Number: 0-28846

Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 15, 2010
Common Stock, Par Value $1.00	6,048,405

Centrue Financial Corporation
Form 10-Q Index
September 30, 2010

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
September 30, 2010 and December 31, 2009 (In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$43,927	$56,452
Securities available-for-sale	271,301	264,772
Restricted securities	10,925	10,711
Loans	764,585	885,095
Allowance for loan losses	(43,390)	(40,909)
Net loans	721,195	844,186
Bank-owned life insurance	30,138	29,365
Mortgage servicing rights	2,480	2,885
Premises and equipment, net	26,162	30,260
Goodwill	15,880	15,880
Other intangible assets, net	6,584	7,551
Other real estate owned	24,695	16,223
Other assets	26,397	34,399

Total assets	$1,179,684	$1,312,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$112,793	$119,313
Interest-bearing	845,239	935,376
Total deposits	958,032	1,054,689

Federal funds purchased and securities sold under agreements to repurchase	11,725	16,225
Federal Home Loan Bank advances	81,060	86,261
Notes payable	10,711	10,796
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	12,220	11,211
Total liabilities	1,094,636	1,200,070

Commitments and contingent liabilities	—	—

Stockholders' equity

Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32,668)	30,655	30,190

Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at September 30, 2010 and December 31, 2009	7,454	7,454
Surplus	74,748	74,741
Retained (deficit) earnings	(7,001)	21,486
Accumulated other comprehensive income	806	439
	107,162	134,810

Treasury stock, at cost 1,405,150 shares at September 30, 2010 and 1,410,379 shares at December 31, 2009	(22,114)	(22,196)
Total stockholders' equity	85,048	112,614

Total liabilities and stockholders’ equity	$1,179,684	$1,312,684

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans	$9,856	$12,958	$31,877	$40,720
Securities
Taxable	1,377	2,041	4,723	6,697
Exempt from federal income taxes	247	312	783	937
Federal funds sold and other	28	24	93	51
Total interest income	11,508	15,335	37,476	48,405

Interest expense
Deposits	3,416	4,931	11,836	15,869

Federal funds purchased and securities sold under agreements to repurchase	7	39	37	111
Federal Home Loan Bank advances	573	595	1,733	1,708
Series B mandatory redeemable preferred stock	4	4	12	12
Subordinated debentures	270	257	783	821
Notes payable	99	101	279	382
Total interest expense	4,369	5,927	14,680	18,903

Net interest income	7,139	9,408	22,796	29,502
Provision for loan losses	7,250	14,500	24,150	29,799
Net interest income (loss) after
provision for loan losses	(111)	(5,092)	(1,354)	(297)

Noninterest income
Service charges	1,215	1,756	3,934	4,812
Mortgage banking income	628	351	1,114	1,860
Bank-owned life insurance	261	248	773	763
Electronic banking services	516	513	1,528	1,447
Securities gains	899	—	1,913	246
Total other-than-temporary impairment losses	(569)	(4,822)	(4,153)	(11,193)
Portion of loss recognized in other comprehensive income (before taxes)	71	1,690	131	2,144
Net impairment on securities	(498)	(3,132)	(4,022)	(9,049)
Gain on sale of OREO	24	130	34	166
Gain on sale of other assets	178	9	1,648	117
Other income	204	191	633	806
	3,427	66	7,555	1,168

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2010 and 2009
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Noninterest expenses
Salaries and employee benefits	3,547	3,931	11,019	12,379
Occupancy, net	647	777	2,378	2,547
Furniture and equipment	642	602	1,685	1,726
Marketing	91	191	280	579
Supplies and printing	106	108	302	344
Telephone	194	164	567	654
Data processing	388	374	1,167	1,136
FDIC insurance	842	538	2,549	1,877
Loan processing and collection costs	675	483	1,789	946
Goodwill impairment	—	—	—	8,451
OREO valuation adjustment	378	—	2,365	—
Amortization of intangible assets	307	375	967	1,182
Other expenses	1,462	1,448	4,307	4,312
	9,279	8,991	29,375	36,133

Income (loss) before income taxes	$(5,963)	$(14,017)	$(23,174)	$(35,262)
Income tax expense (benefit)	10,440	(5,605)	3,414	(11,700)
Net income (loss)	$(16,403)	$(8,412)	$(26,588)	$(23,562)

Preferred stock dividends	484	467	1,435	1,342
Net income (loss) for common stockholders	$(16,887)	$(8,879)	$(28,023)	$(24,904)

Basic earnings (loss) per common share	$(2.79)	$(1.47)	$(4.64)	$(4.13)
Diluted earnings (loss) per common share	$(2.79)	$(1.47)	$(4.64)	$(4.13)

Total comprehensive income (loss):
Net income (loss)	$(16,403)	$(8,412)	$(26,588)	$(23,562)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(341)	1,753	(3,067)	(811)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	661	2,501	1,557	(2,234)
Reclassification adjustment: Net impairment loss recognized in earnings	498	3,132	4,022	9,049
(Gains) recognized in earnings	(899)	—	(1,913)	(246)
Net unrealized gains (loss)	81	7,386	599	5,758
Tax expense (benefit)	(32)	2,861	232	2,230
Other comprehensive income (loss)	(49)	4,525	367	3,528
Total comprehensive income (loss)	$(16,452)	$(3,887)	$(26,221)	$(20,034)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(26,588)	$(23,562)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,927	1,997
Goodwill impairment	—	8,451
Amortization of intangible assets	967	1,182
Amortization of mortgage servicing rights, net	452	708
Amortization of bond premiums, net	2,084	533
Mortgage servicing rights valuation adjustment	225	—
Income tax valuation adjustment	12,816	—
Share based compensation	83	260
Provision for loan losses	24,150	29,799
Provision for deferred income taxes	(6,886)	7,046
Earnings on bank-owned life insurance	(773)	(763)
Other than temporary impairment, securities	4,022	9,049
Securities losses (gains), net	(1,913)	(246)
OREO valuation allowance	2,365	—
(Gain) on sale of OREO	34	(166)
(Gain) on sale of other assets, net	(469)	(117)
(Gain) loss on sale of loans	(1,102)	(1,860)
(Gain) loss on sale of branches	(1,179)	—
Loss related to sale of Wealth Management	—	163
Proceeds from sales of loans held for sale	50,621	113,171
Origination of loans held for sale	(50,135)	(110,883)
Change in assets and liabilities
(Increase) decrease in other assets	3,191	(17,624)
Increase (decrease) in other liabilities	(682)	(1,372)
Net cash provided by operating activities	13,210	15,766

Cash flows from investing activities
Proceeds from paydowns of securities available for sale	56,446	33,945
Proceeds from calls and maturities of securities available for sale	11,650	17,205
Proceeds from sales of securities available for sale	74,152	8,347
Purchases of securities available for sale	(152,431)	(82,424)
Net decrease (increase) in loans	82,107	63,811
(Purchase) disposal of premises and equipment	175	(387)
Proceeds from sale of OREO	801	856
Sale of branch, net of premium received	(11,726)	—
Net cash provided by (used in) investing activities	61,174	39,952

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from financing activities
Net increase (decrease) in deposits	(77,123)	12,323
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,500)	(14,905)
Repayment of advances from the Federal Home Loan Bank	(40,201)	(244,023)
Proceeds from advances from the Federal Home Loan Bank	35,000	180,000
Payments on notes payable	(85)	(8,946)
Dividends on common stock	—	(482)
Dividends on preferred stock	—	(1,342)
Net proceeds from preferred stock issued	—	32,668
Net cash provided by (used in) financing activities	(86,909)	(44,707)

Net increase (decrease) in cash and cash equivalents	(12,525)	11,011

Cash and cash equivalents
Beginning of period	56,452	35,014
End of period	$43,927	$46,025

Supplemental disclosures of cash flow information
Cash payments for interest	$14,454	$18,799
Cash payments for income taxes	—	1,028
Transfers from loans to other real estate owned	11,650	1,959

See Accompanying Notes to Unaudited Financial Statements

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2009 amounts have been reclassified to conform to the 2010 presentation. These reclassifications did not have an impact on net income or stockholder’s equity. The annualized results of operations during the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

6.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share for the same periods were computed by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings (loss) per share are provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(16,887)	$(8,879)	$(28,023)	$(24,904)
Weighted average common shares outstanding	6,046	6,043	6,044	6,033

Basic earnings (loss) per common share	$(2.79)	$(1.47)	$(4.64)	$(4.13)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,046	6,043	6,044	6,033
Add: dilutive effect of assumed exercised stock options	—	—	—	—

Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—

Weighted average common and dilutive potential shares outstanding	6,046	6,043	6,044	6,033

Diluted earnings (loss) per common share	$(2.79)	$(1.47)	$(4.64)	$(4.13)

There were approximately 561,069 and 695,569 options and 508,320 and 508,320 warrants outstanding at September 30, 2010 and 2009, respectively that were not included in the computation of diluted earnings per share as they were anti-dilutive. The Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s $282.2 million investment securities portfolio is to assist with liquidity and interest rate risk management. At September 30, 2010, the Company carried at fair value $271.3 million classified as available-for-sale compared to $264.8 million at December 31, 2009. The Company also holds $10.9 million and $10.7 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of September 30, 2010 and December 31, 2009, respectively. The Company does not have any securities classified as trading or held-to-maturity.

7.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$12,864	$256	$—	$12,608
States and political subdivisions	31,014	1,033	(1)	29,982
U.U.S. government agency residential mortgage-backed securities	185,980	2,777	(148)	183,351
Collateralized residential mortgage obligations:
Agency	22,182	328	—	21,854
Private Label	6,712	39	(42)	6,715
Equity securities	2,264	68	—	2,196
Collateralized debt obligations:
Single Issue	3,859	13	—	3,846
Pooled	6,426	45	(3,053)	9,434

	$271,301	$4,559	$(3,244)	$269,986

	December 31, 2009
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,966	$216	$—	$3,750
States and political subdivisions	36,541	1,093	(25)	35,473
U.U.S. government agency residential mortgage-backed securities	198,183	3,203	(249)	195,229
Collateralized residential mortgage obligations:
Agency	3,261	53	—	3,208
Private Label	11,165	8	(137)	11,294
Equity securities	1,898	55	(43)	1,886
Collateralized debt obligations:
Single Issue	—	—	—	—
Pooled	9,758	—	(3,458)	13,216

	$264,772	$4,628	$(3,912)	$264,056

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from calls/maturities	$7,245	$1,160	$11,650	$17,205
Proceeds from sales	39,293	—	74,152	8,347
Realized gains	937	—	1,951	246
Realized losses	(38)	—	(38)	—
Net impairment loss recognized in earnings	(498)	(3,132)	(4,022)	(9,049)
Tax benefit (provision) related to to net realized gains and losses	348	—	741	94

8.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$—	$—	$354	$(1)	$354	$(1)
U.S. government agency residential mortgage-backed securities	19,028	(148)	—	—	19,028	(148)
Collateralized residential mortgage obligations: Private Label	—	—	4,808	(42)	4,808	(42)
Collateralized debt obligations: Pooled	—	—	6,223	(3,053)	6,223	(3,053)

Total temporarily impaired	$19,028	$(148)	$11,385	$(3,096)	$30,413	$ (3,244)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$444	$(6)	$777	$(19)	$1,221	$(25)
U.S. government agency residential mortgage-backed securities	40,920	(249)	—	—	40,920	(249)
Collateralized residential mortgage obligations: Private Label	—	—	9,841	(137)	9,841	(137)
Equities	—	—	51	(43)	51	(43)
Collateralized debt obligations: Pooled	—	—	9,758	(3,458)	9,758	(3,458)

Total temporarily impaired	$41,364	$(255)	$20,427	$(3,657)	$61,791	$(3,912)

The fair values of securities classified as available-for-sale at September 30, 2010, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized
	Cost	Fair Value
Due in one year or less	$11,442	$11,598
Due after one year through five years	19,281	19,823
Due after five years through ten years	7,574	7,927
Due after ten years	17,573	14,815
U.S. government agency residential mortgage-backed securities	183,351	185,980
Collateralized residential mortgage obligations	28,569	28,894
Equity	2,196	2,264
	$269,986	$271,301

9.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table below presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2010:

Beginning balance, July 1, 2010	$18,865
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	498

Ending balance, September 30, 2010	$19,363

The following table below presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2010:

Beginning balance, January 1, 2010	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	4,022

Ending balance, September 30, 2010	$19,363

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

10.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans

The following table describes the composition of loans by major categories outstanding as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010		December 31, 2009
	$	%	$	%
Commercial	$114,611	15.0%	$126,342	14.3%
Agricultural	16,499	2.2	18,851	2.1
Real estate:
Commercial mortgages	390,400	51.0	437,995	49.5
Construction	89,236	11.7	128,351	14.5
Agricultural	9,517	1.2	9,602	1.1
1-4 family mortgages	140,671	18.4	159,325	18.0
Installment	3,177	0.4	4,093	0.4
Other	474	0.1	536	0.1

Total loans	764,585	100.0%	885,095	100.0%
Allowance for loan losses	(43,390)		(40,909)

Loans, net	$721,195		$844,186

The following table presents data on impaired loans:	September 30,	December 31,
	2010	2009
Impaired loans for which an allowance has been provided	$117,544	$129,655
Impaired loans for which no allowance has been provided	26,255	35,923

Total loans determined to be impaired	$143,799	$165,578

Allowance for loan loss allocated to impaired loans	$32,106	$26,717
Average recorded investment in impaired loans	153,477	116,260
Interest income recognized from impaired loans	3,224	11,376
Cash basis interest income recognized from impaired loans	3,109	9,322

In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio. In making this determination, the Company analyzes the ultimate collectability of the loans in its portfolio; incorporating feedback provided by internal loan staff; the independent loan review function; and information provided by regulatory agencies. Included in the impaired loans above is $16.9 million of troubled debt restructurings representing 8 loans categorized as 1 to 4 family and commercial real estate.

Nonaccrual loans were $78.2 million and $80.1 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, there were no loans that were past 90 days and still accruing. The Company has loans held for sale of $2.1 million and $1.5 million as of September 30, 2010 and December 31, 2009, respectively. In addition, there were $16.9 million of troubled debt restructurings as of September 30, 2010 of which $16.3 million is on nonaccrual. At December 31, 2009, troubled debt restructurings were $0.7 million.

11.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Management evaluates the allowance for loan losses based on the combined total of specific allocations, historical loss and qualitative components and believes that the allowance for loan losses represented probable incurred credit losses inherent in the loan portfolio at September 30, 2010. Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$42,378	$26,894	$40,909	$15,018
Charge-offs	(6,303)	(13,493)	(21,898)	(17,291)
Recoveries	65	64	229	439
Provision for loan losses	7,250	14,500	24,150	29,799

Ending balance	$43,390	$27,965	$43,390	$27,965

Period end total loans	$764,585	$921,340	$764,585	$921,340

Average loans	$780,383	$938,905	$822,379	$971,836

Ratio of net charge-offs to average loans	0.80%	1.43%	2.63%	1.73%
Ratio of provision for loan losses to average loans	0.93	1.54	2.94	3.07
Ratio of allowance for loan losses to period end total loans	5.67	3.04	5.67	3.04
Ratio of allowance for loan losses to total nonperforming loans	45.63	36.48	45.63	36.48
Ratio of allowance for loan losses to average loans	5.56	2.98	5.28	2.88

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

In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiary to purchase the Company's common stock at an exercise price to be determined by the Executive and Compensation committee. Pursuant to the 2003 Option Plan, 570,000 shares of the Company's unissued common stock have been reserved and are available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The options have an exercise period of seven to ten years from the date of grant. There are 66,000 shares available to grant under this plan.

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

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

A summary of the status of the option plans as of September 30, 2010, and changes during the period ended on those dates are presented below:

	September 30, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2010	690,769	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(129,700)	16.89

Outstanding at end of period	561,069	$16.63	3.5 years	$—
Vested or expected to vest	555,471	$16.67	3.4 years	$—
Options exercisable at period end	436,669	$17.46	3.1 years	$—

Options outstanding at September 30, 2010 and December 31, 2009 were as follows:

			Outstanding		Exercisable
				Weighted-
				Average		Weighted-
				Remaining		Average
				Contractual		Exercise
Range of Exercise Prices			Number	Life	Number	Price
September 30, 2010:

$5.24	-	$13.00	146,881	4.1 years	83,281	$8.59
13.88	-	18.63	176,588	3.2 years	133,388	16.58
19.03	-	23.31	237,600	3.4 years	220,000	21.35

			561,069	3.5 years	436,669	$17.46

December 31, 2009:

$5.24	-	$13.00	170,381	4.9 years	77,381	7.96
13.88	-	18.63	233,588	3.9 years	167,188	16.60
19.03	-	23.31	286,800	3.9 years	259,600	21.41

			690,769	4.1 years	504,169	$17.75

There were no options exercised for the periods ended September 30, 2009 and 2010.

The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.03 million and $0.05 million for the three months ended September 30, 2010 and 2009, respectively.

The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.08 million and $0.27 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in the first, second or third quarter 2010. Year to date data for September 30, 2010, December 31, 2009 and December 31, 2008, is as follows:

	September 30, 2010	December 31, 2009	December 31, 2008
Fair value	$—	$1.79 – 3.70	$3.36 – 3.69
Risk-free interest rate	—	1.53 – 2.01%	2.75 – 2.95%
Expected option life (years)	—	6	6
Expected stock price volatility	—	68.84 – 116.39%	23.91 – 24.07%
Dividend yield	—	5.71 – 7.31%	2.79 – 2.95%

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2010 and beyond is estimated as follows:

Amount
October, 2010 – December, 2010	$30
2011	113
2012	79
2013	33
2014	—

Total	$255

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

14.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

Information reported internally for performance assessment follows:

	Three Months Ended
	September 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,197	$5,929	$497	$(484)	$7,139
Other revenue	2,292	431	401	303	3,427
Other expense	2,555	1,061	52	4,510	8,178
Noncash items
Depreciation	541	2	—	251	794
Provision for loan losses	—	7,250	—	—	7,250
Other intangibles	307	—	—	—	307
Net allocations	1,483	3,020	439	(4,942)	—
Income tax benefit	648	10,026	(234)	—	10,440
Segment profit (loss)	$(2,045)	$(14,999)	$641	$—	$(16,403)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$200,119	$597,230	$282,056	$100,279	$1,179,684

	Three Months Ended
	September 30, 2009
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,128	$6,830	$1,220	$(770)	$9,408
Other revenue	2,560	329	(3,131)	308	66
Other expense	2,824	741	68	4,349	7,982
Noncash items
Depreciation	324	1	—	309	634
Provision for loan losses	—	14,500	—	—	14,500
Other intangibles	375	—	—	—	375
Net allocations	2,095	2,879	146	(5,120)	—
Income tax benefit	(509)	(4,461)	(635)	—	(5,605)
Segment profit (loss)	$(421)	$(6,501)	$(1,490)	$—	$(8,412)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$243,805	$778,291	$257,302	$59,076	$1,338,474

	Nine Months Ended
	September 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$3,420	$18,844	$2,252	$(1,720)	$22,796
Other revenue	7,781	1,013	(2,109)	870	7,555
Other expense	8,263	4,419	158	13,641	26,481
Noncash items
Depreciation	1,162	6	—	759	1,927
Provision for loan losses	—	24,150	—	—	24,150
Other intangibles	967	—	—	—	967
Net allocations	5,170	8,732	1,348	(15,250)	—
Income tax benefit	(615)	4,835	(806)	—	3,414
Segment profit (loss)	$(3,746)	$(22,285)	$(557)	$—	$(26,588)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$200,119	$597,230	$282,056	$100,279	$1,179,684

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

	Nine Months Ended
	September 30, 2009
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$7,085	$20,815	$3,968	$(2,366)	$29,502
Other revenue	7,996	865	(8,803)	1,110	1,168
Other expense	9,004	1,919	174	21,857	32,954
Noncash items
Depreciation	1,162	5	—	830	1,997
Provision for loan losses	425	29,374	—	—	29,799
Other intangibles	1,182	—	—	—	1,182
Net allocations	9,747	11,719	2,477	(23,943)	—
Income tax expense	(1,886)	(7,854)	(1,960)	—	(11,700)
Segment profit (loss)	$(4,553)	$(13,483)	$(5,526)	$—	$(23,562)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$243,805	$778,291	$257,302	$59,076	$1,338,474

Note 8. Borrowed Funds and Debt Obligations

As of September 30, 2010, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, the Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes.

The loan agreement contains customary covenants, including but not limited to, the Bank's maintenance of its status as well-capitalized, the Bank’s maximum nonperforming assets to primary capital below 90%, and the Bank’s minimum loan loss reserves to total loans of 2.00%. The Company is using these credit facilities for general working capital purposes. The loan agreement contains no penalty for early repayment of the subordinated debt credit facility. Except for the Tier I leverage ratio covenant which requires the Company to have a ratio of 6%, in which the Company currently has a ratio of 5.75%, the Company is in compliance with the remaining covenants as of September 30, 2010. The Company has received a waiver of this covenant as of September 30, 2010.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of September 30, 2010 and December 31, 2009 was $0.4 million and $0.5 million, respectively.

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

Pooled Trust Preferred CDOs

The assets included in Level 3 are pooled trust preferred collateralized debt obligations (“CDO”). These securities were historically priced using Level 2 inputs. However, in 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, the Company uses an internal other-than-temporary impairment (“OTTI”) evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments.

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each bank in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the banks in each tranche can be divided between a pool of “performing” banks and “under-performing” banks. A factor is applied to the under-performing banks for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation were approximately 5% of the performing balance of the instrument across the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be applied to LIBOR was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor applied ranged from 200 basis points to 600 basis points based on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for September 30, 2010 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At September 30, 2010, the Company held seven pooled trust preferred CDOs with an amortized cost of $9.4 million (after third quarter 2010 credit impairment). These securities were rated high quality (A3 and above) at inception, but at September 30, 2010 rating agencies rated these securities as Ba2/B, which are defined as highly speculative, and C, which is defined as default, with some recovery. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. Specific ratings of our pooled trust preferred CDO’s that have incurred OTTI are listed below as of September 30, 2010:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of September 30, 2010 Moody’s/Fitch	Ratings as of June 30, 2010 Moody’s/Fitch
PreTSL VII	B	$1,283	$1,201	$(82)	Ca / C)	Ca / C)
PreTSL VIII	B-1	638	401	(237)	Ca / C)	Ca / C)
PreTSL XII	B-1	3,255	1,785	(1,470)	Ca / C)	Ca / C)
PreTSL XIII	B-3	577	296	(281)	Ca / C)	Ca / C)
PreTSL XVI	B	547	186	(361)	Ca / C)	Ca / C)
PreTSL XXIV	C-2	107	132	25	Ca / C)	Ca / C)
		$6,407	$4,001	$(2,406)

The Company performed an analysis including evaluation for OTTI for each of the seven CDOs. Upon completion of the September 30, 2010 analysis, our model indicated OTTI on two of these CDOs, with an aggregate cost basis of $4.3 million. Total impairment for these two CDOs totaled $0.6 million. Of this, $0.1 million is carried in other comprehensive income. The impairment of $0.5 million was related to credit loss based on the Company’s analysis of future cash flows. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

Private Label CMOs

Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception. They are all supported primarily by conforming 1-4 family real estate collateral. The RAST series has a limited amount of alt-a real estate as underlying collateral. Specific ratings of our CMOs that have incurred OTTI are listed below as of September 30, 2010:

18.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of September 30, 2010 Moody’s/Fitch	Ratings as of June 30, 2010 Moody’s/Fitch
RAST Series	A3	$1,124	$1,117	$(7)	- / CCC	- / CCC
BOAMS	A10	3,726	3,691	(35)	- / AAA	- / AAA
WFMBS Series	2A6	1,402	1,439	37	Baa3 / BBB	Baa3 / BBB
		$6,252	$6,247	$(5)

Based on the Company’s third quarter 2010 evaluation of its CMO security portfolio, none of the securities in the portfolio were deemed to be impaired.

Single Issue Trust Preferred

During the third quarter of 2010, the Company purchased $3.9 million of single issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. Since these items were purchased in mid-September, the Company determined that all of the securities were performing. Additionally, they have unrealized gains of $0.01 million as of September 30, 2010.

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

19.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value measurements at September 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies	$12,864	$—	$12,864	$—
State and political subdivisions	31,014	—	31,014	—
U.S. government agency residential mortgage-backed securities	185,980	—	185,980	—
Collateralized residential mortgage obligations
Agency	22,182	—	22,182	—
Private Label	6,712	—	—	6,712
Equities	2,264	—	2,264	—
Collateralized debt obligations:
Single Issue	3,859	3,859	—	—
Pooled	6,426	—	—	6,426

Available-for-sale securities	$271,301	$3,859	$254,304	$13,138

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government agencies	$3,966	$—	$3,966	$—
State and political subdivisions	36,541	—	36,541	—
U.S. government agency residential mortgage-backed securities	198,183	—	198,183	—
Collateralized residential mortgage obligations
Agency	3,261	—	3,261	—
Private Label	11,165	—	1,376	9,789
Equities	1,898	—	1,898	—
Collateralized debt obligations:
Single Issue	—	—	—	—
Pooled	9,758	—	—	9,758

Available-for-sale securities	$264,772	$—	$245,225	$19,547

20.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010:

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, July 1, 2010	$7,128	$7,999	$15,127

Transfers into Level 3	—	—	—
Interest income on securities	—	—	—
Security impairment	(498)	—	(498)
Other changes in fair value	30	(1,392)	(1,362)
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	(234)	105	(129)

Ending balance, September 30, 2010	$6,426	$6,712	$13,138

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, July 1, 2009	$9,747	$1,352	$11,099

Transfers into Level 3	—	—	—
Interest income on securities	—	—	—
Security impairment	(3,132)	—	(3,132)
Other changes in fair value	—	—	—
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	5,894	218	6,112

Ending balance, September 30, 2009	$12,509	$1,570	$14,079

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2010	$9,758	$9,789	$19,547

Transfers into Level 3	—	788	788
Interest income on securities	—	—	—
Security impairment	(3,883)	(139)	(4,022)
Other changes in fair value	101	(3,859)	(3,758)
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	450	133	583

Ending balance, September 30, 2010	$6,426	$6,712	$13,138

21.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

	CDOs	CMOs	Total Available for Sale Securities
Beginning balance, January 1, 2009	$19,848	$—	$19,848

Transfers into Level 3	—	1,330	1,330
Interest income on securities	—	—	—
Security impairment	(8,878)	(171)	(9,049)
Other changes in fair value	—	—	—
Gains (losses) on sales of securities	—	—	—
Included in other comprehensive income	1,539	411	1,950

Ending balance, September 30, 2009	$12,509	$1,570	$14,079

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value measurements at September 30, 2010 Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)

	September 30, 2010

Assets:
Impaired loans	$76,727	$—	$—	$76,727
Oreo property	$12,322	$—	$—	$12,322

		Fair Value measurements at December 31, 2009 Using
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)

	December 31,
	2009
Assets:
Impaired loans	$102,938	$—	$—	$102,938
Oreo property	$11,107	$—	$—	$11,107

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $104.7 million with a valuation allowance of $28.0 million resulting in an additional provision for loan losses of $2.2 million for the period.

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

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $12.3 million. This is made up of the outstanding balance of $15.7 million, net of the valuation allowance of $3.4 million, at September 30, 2010. Per management’s fair value analysis a valuation allowance of $0.4 million was required for the quarter ending September 30, 2010 bringing the year to date valuation allowance to $2.4 million. The net carrying amount at December 31, 2009, was $11.1 million, which is made up of the outstanding balance of $12.2 million, net of valuation allowance of $1.1 million.

22.

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

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$43,927	$43,927	$56,452	$56,452
Securities	271,301	271,301	264,772	264,772
Restricted securities	10,925	N/A	10,711	N/A
Net loans	721,195	676,251	844,186	808,446
Accrued interest receivable	4,195	4,195	4,709	4,709
Financial liabilities
Deposits	958,032	961,829	1,054,689	1,059,766
Federal funds purchased and securities sold under agreements to repurchase	11,725	11,725	16,225	16,225
Federal Home Loan Bank advances	81,060	83,458	86,261	87,727
Notes payable	10,711	8,800	10,796	9,092
Subordinated debentures	20,620	11,750	20,620	11,383
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,276	4,276	4,051	4,051

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

23.

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

On August 10, 2009, the Company announced that it would defer scheduled interest payments on the principal outstanding Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the expense in accordance with GAAP and the terms of the program. The Company may, at its option, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time subject to consultation with the Federal Reserve.

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

24.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

The change in balance of goodwill during the year is as follows:

	September 30,	December 31,
	2010	2009

Beginning of period	$15,880	$24,494
Goodwill allocated to sale of Trust	—	(163)
Impairment recorded June 30, 2009	—	(8,451)

End of period	$15,880	$15,880

In the first quarter of 2009, the Company sold its Trust product line which resulted in a goodwill charge to earnings.

Acquired Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$8,121	$14,124	$7,154
Missouri charter	581	—	581	—

Total	$14,705	$8,121	$14,705	$7,154

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $1.0 million and $1.2 million for the nine months ended September 30, 2010 and 2009.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2010	$291
2011	1,029
2012	951
2013	951
2014	951
Thereafter	1,830

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

25.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Income Taxes

Per accounting guidance, the Company reviewed its deferred tax assets at September 30, 2010 and determined that a valuation allowance of $12.8 million was necessary. The Company did not record a valuation allowance in previous quarters due to the weight of all positive evidence overcoming the negative evidence. However, during the third quarter of 2010 changes have occurred which have triggered the need for a valuation allowance. First, the Company has now generated enough net operating losses on a YTD basis to use up the available tax carryback refunds, and an additional NOL carryforward has now been generated and is included in the deferred balance. Second, the revised earnings forecast generated this quarter has declined from previous forecasts largely due to increased provision for loan loss levels and has moved profitability further into the future. Finally, the level of nonperforming assets has not declined as previously planned.

Below is a summary of items included in the deferred tax inventory as of December 31, 2009 and September 30, 2010:

	Balance at 09/30/10	Balance at 12/31/09	Change
Allowance for loan loss	$16,759	$15,801	$958
Impairment on securities portfolio	7,479	5,926	1,553
Net operating loss carryforwards	3,985	1,773	2,212
Valuation adjustments on OREO property	1,321	408	913
Basis adjustments from merger	(1,630)	(1,695)	65
Mortgage servicing rights	(958)	(1,114)	156
All other	(347)	(1,515)	1,168

Net deferred tax	$26,609	$19,584	$7,025
Valuation allowance on NOL carry forwards	(12,816)	(370)	(12,446)
Net deferred tax assets	$13,793	$19,214	$(5,421)

Note 14. Recent Accounting Developments

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

In July 2010, FASB issued guidance requiring companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine components of the allowance for credit losses and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade account receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosures are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for intra-period activity is not expected to have a significant impact to the Company’s financial statements.

26.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and nine months ended September 30, 2010 as compared to the same period in 2009. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Per accounting guidance, the Company reviewed its deferred tax assets at September 30, 2010 and determined that a valuation allowance of $12.8 million was necessary. The Company did not record a valuation allowance in previous quarters due to the weight of all positive evidence overcoming the negative evidence. However, during the third quarter of 2010 changes have occurred which have triggered the need for a valuation allowance. First, the Company has now generated enough net operating losses on a YTD basis to use up the available tax carryback refunds, and an additional NOL carryforward has now been generated and is included in the deferred balance. Second, the revised earnings forecast generated this quarter has declined from previous forecasts largely due to increased provision for loan loss levels and has moved profitability further into the future. Finally, the level of nonperforming assets has not declined as previously planned.

An allowance of $0.4 million was previously established upon the merger of UnionBancorp, Inc. with Centrue Financial Corporation for the portion of federal net operating loss carryforward that will expire unused under Section 382 of the Internal Revenue Code. The tax loss carryforward generated during the current year can be used over a twenty year carry forward period according to both Internal Revenue Service and State of Illinois guidelines. The State of Missouri does not allow carryforwards and therefore no tax benefits are currently being recorded related to Missouri losses. The deferred tax balance also includes an Alternative Minimum Tax credit carryforward which does not expire as well as a donation carryforward which has a five year expiration.

28.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The deferred tax asset will be analyzed quarterly to determine if any additional valuation allowance is warranted. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, the Company considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and if conditions warrant it more frequently. Any such impairment will be recognized in the period identified. Management evaluated goodwill as of September 30, 2010 and concluded there is no additional impairment at this time. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, and branch company acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which is ten years.

General

Third Quarter Highlights:

●
Earnings: Third quarter 2010 net loss of $16.4 million compared to second quarter 2010 net loss of $3.9 million and third quarter 2009 net loss of $8.4 million. The results for the third quarter 2010 were primarily due to a $12.8 million valuation allowance for our deferred tax asset and a $7.3 million provision for loan losses.

●
Risk-Based Capital Ratios: All regulatory capital ratios at the Company and unit Centrue Bank exceeded regulatory “well-capitalized” levels as of September 30, 2010. Total Company risk-based capital ratio and tier 1 leverage ratio were 10.20% and 5.75%, respectively. Total Centrue Bank risk-based capital ratio and tier 1 leverage ratio was 10.42% and 6.52%, respectively.

●
Credit Quality: The allowance for loan losses was increased to 5.67% of total loans; nonperforming assets increased $10.5 million from second quarter 2010 to 10.15% of total assets; the coverage ratio (allowance for loan losses to nonperforming loans) remained relatively unchanged from second quarter 2010; quarterly provision levels exceeded net loan charge-offs by $1.0 million.

●
Balance Sheet: Total assets equaled $1.180 billion, representing decreases of $47.1 million, or 3.8%, from June 30, 2010 and $133.0 million, or 10.1%, from year-end 2009. Total loans equaled $764.6 million, representing decreases of $27.7 million, or 3.5%, from June 30, 2010 and $120.5 million, or 13.6%, from year-end 2009. Total deposits equaled $958.0 million, representing decreases of $35.3 million, or 3.6%, from June 30, 2010 and $96.7 million, or 9.2%, from year-end 2009.

●
Net Interest Margin: The net interest margin was 2.69% for the third quarter 2010, representing decreases of 10 basis points from 2.79% recorded in the second quarter 2010 and 52 basis points from 3.21% reported in the third quarter 2009.

●	Liquidity: The Bank’s liquidity improved as securities grew, while loans and wholesale funding (brokered deposits and FHLB advances) decreased since year-end 2009.
●
Income Taxes: The Company established a $12.8 million valuation allowance against the deferred tax asset in the third quarter 2010 in part due to management’s determination that the third quarter asset quality results impacted the short-term ability to realize the asset.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Results of Operations

Net Income (Loss)

The Company reported a third quarter net loss of $16.4 million. This compares with a net loss of $3.9 million in the second quarter of 2010 and a net loss of $8.4 million in the third quarter of 2009. The net loss per common diluted share in the third quarter 2010 was $2.79, compared to $0.73 in the second quarter of 2010 and $1.47 in the third quarter 2009. For the first nine months of 2010, the Company reported a net loss of $26.6 million, or $4.64 per common diluted share, compared to a net loss of $23.6 million, or $4.13 per common diluted share, for the same period in 2009.

Third quarter 2010 results include a $12.8 million valuation allowance for our deferred tax asset. Excluding the $12.8 million valuation for the deferred tax asset, the third quarter 2010 net loss equaled $3.6 million, or $(0.68) per common diluted share. Credit costs continued to weigh heavily on earnings in the third quarter 2010, as we recorded $7.3 million in provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolio. Also contributing to the loss was a $0.5 million non-cash credit impairment charge to CDO securities, $0.4 million non-cash valuation adjustment to OREO and increased loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate. Positively contributing to earnings were gains on sale of securities and increase in mortgage banking revenue.

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

Fully tax equivalent net interest income for the third quarter 2010 decreased 24.0% to $7.3 million as compared to $9.6 million for the same period in 2009. As compared to the second quarter 2010, it declined $0.5 million or 6.4%. The net interest margin, on a tax equivalent basis, was 2.69% for the third quarter, representing decreases of 10 basis points from 2.79% recorded in the second quarter of 2010 and 52 basis points from 3.21% recorded in the third quarter of 2009.

The decrease in net interest income and the net interest margin from 2009 was primarily due to the cost of increasing liquidity, average loan volume decline, the cost of carrying higher balances of nonaccrual loans and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Positively impacting the margin was increased utilization of interest rate floors on a majority of variable rate loans and a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and decline in market interest rates. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans, and the Company's interest rate sensitivity the margin will likely remain under pressure through the remainder of 2010.

Fully tax equivalent net interest income for the nine months ended September 30, 2010 totaled $23.3 million, representing a decrease of $6.8 million or 22.6% compared to the $30.1 million earned during the same period in 2009. The net interest margin, on a tax equivalent basis, was 2.79% for the nine months ended September 30, 2010, representing a decrease of 51 basis points from 3.30% recorded in the same period of 2009. The decrease of net interest income and the net interest margin was driven by the same factors impacting the third quarter.

30.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$5,209	$18	1.39%	$2,783	$17	2.44%	$12	$(11)	$1
Securities
Taxable	261,093	1,367	2.08	209,980	2,026	3.83	571	(1,230)	(659)
Non-taxable	29,270	384	5.20	35,683	487	5.42	(81)	(22)	(103)

Total securities (tax equivalent)	290,363	1,751	2.39	245,663	2,513	4.06	490	(1,252)	(762)

Federal funds sold & other	620	8	5.18	620	8	4.94	—	—	—

Loans
Commercial	128,435	1,854	5.73	142,326	2,143	5.97	(187)	(102)	(289)
Real estate	647,874	7,935	4.86	790,466	10,726	5.38	(1,647)	(1,144)	(2,791)
Installment and other	4,074	92	8.98	5,530	130	9.31	(30)	(8)	(38)

Gross loans (tax equivalent)	780,383	9,881	5.02	938,322	12,999	5.50	(1,864)	(1,254)	(3,118)

Total interest-earnings assets	1,076,575	11,658	4.30	1,187,388	15,537	5.19	(1,362)	(2,517)	(3,879)

Noninterest-earning assets
Cash and cash equivalents	44,545			54,262
Premises and equipment, net	26,688			30,908
Other assets	66,723			56,948

Total nonearning assets	137,956			142,118

Total assets	$1,214,531			$1,329,506

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	99,931	60	0.24	108,794	148	0.54	(15)	(73)	(88)
Money market accounts	133,091	255	0.76	146,862	434	1.17	(46)	(133)	(179)
Savings deposits	91,736	34	0.15	89,478	61	0.27	—	(27)	(27)
Time deposits	541,171	3,068	2.25	589,945	4,287	2.88	(374)	(845)	(1,219)
Federal funds purchased and repurchase
Agreements	11,697	7	0.25	31,344	39	0.50	(19)	(13)	(32)
Advances from FHLB	75,516	572	3.01	76,266	595	3.10	(7)	(16)	(23)
Notes payable and subordinated debt	31,926	373	4.63	31,742	363	4.53	(3)	13	10

Total interest-bearing liabilities	985,068	4,369	1.76	1,074,431	5,927	2.19	(464)	(1,094)	(1,558)

Noninterest-bearing liabilities
Noninterest-bearing deposits	115,550			112,778
Other liabilities	13,172			11,244
Total noninterest-bearing liabilities	128,722			124,022

Stockholders’ equity	100,741			131,053

Total liabilities and stockholders’ equity	$1,214,531			$1,329,506

Net interest income (tax equivalent)		$7,289			$9,610		$(898)	$(1,423)	$(2,321)

Net interest income (tax equivalent) to total earning assets			2.69%			3.21%
Interest-bearing liabilities to earning assets	91.50%			90.49%

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

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$4,219	$62	1.96%	$2,738	$27	1.32%	$22	$13	$35
Securities
Taxable	257,034	4,690	2.44	209,171	6,652	4.25	1,737	(3,699)	(1,962)
Non-taxable	30,884	1,219	5.28	35,547	1,464	5.51	(176)	(69)	(245)

Total securities (tax equivalent)	287,918	5,909	2.74	244,718	8,116	4.44	1,561	(3,768)	(2,207)

Federal funds sold & other	2,525	30	1.61	620	25	5.29	34	(29)	5

Loans
Commercial	136,084	5,726	5.63	155,655	6,720	5.77	(800)	(194)	(994)
Real estate	682,244	25,962	5.09	810,025	33,742	5.57	(4,612)	(3,168)	(7,780)
Installment and other	4,051	268	8.85	5,615	387	9.20	(96)	(23)	(119)

Gross loans (tax equivalent)	822,379	31,956	5.20	971,295	40,849	5.62	(5,508)	(3,385)	(8,893)

Total interest-earnings assets	1,117,041	37,957	4.54	1,219,371	49,017	5.38	(3,891)	(7,169)	(11,060)

Noninterest-earning assets
Cash and cash equivalents	55,288			40,902
Premises and equipment, net	28,540			31,452
Other assets	65,532			64,003

Total nonearning assets	149,360			136,357

Total assets	$1,266,401			$1,355,728

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	99,646	253	0.34	104,571	481	0.62	(31)	(197)	(228)
Money market accounts	133,892	979	0.98	147,975	1,708	1.54	(181)	(548)	(729)
Savings deposits	93,577	144	0.21	89,391	180	0.27	5	(41)	(36)
Time deposits	582,660	10,460	2.40	595,548	13,500	3.03	(371)	(2,669)	(3,040)
Federal funds purchased and repurchase Agreements	13,492	37	0.37	28,180	111	0.53	(51)	(23)	(74)
Advances from FHLB	77,823	1,733	2.98	91,277	1,708	2.50	(278)	303	25
Notes payable & subordinated debt	32,029	1,074	4.48	33,291	1,215	4.88	(44)	(97)	(141)

Total interest-bearing liabilities	1,033,119	14,680	1.90	1,090,233	18,903	2.32	(951)	(3,272)	(4,223)

Noninterest-bearing liabilities
Noninterest-bearing deposits	115,302			113,965
Other liabilities	12,761			10,781
Total noninterest-bearing liabilities	128,063			124,746

Stockholders’ equity	105,219			140,749

Total liabilities and stockholders’ equity	$1,266,401			$1,355,728

Net interest income (tax equivalent)		$23,277			$30,114		$(2,940)	$(3,897)	$(6,837)

Net interest income (tax equivalent) to total earning assets			2.79%			3.30%
Interest-bearing liabilities to earning assets	92.49%			89.41%

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

The provision for loan losses for third quarter 2010 was $7.3 million, compared to $7.6 million and $14.5 million for second quarter 2010 and third quarter 2009, respectively. The third quarter 2010 provision was driven by an increase in nonperforming loans; elevated levels of charge-offs which impacts historical loss levels; deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers; guarantor positions collapsing due to economic conditions; and an increase in the level of past due loans.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with residential and commercial real estate exposure. The prolonged period of high economic uncertainty that began in 2008 continued into the third quarter of 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty. In turn, the level of nonperforming loans, charge-offs and delinquencies will rise, requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits and mortgage revenues. Also included in this category are revenues generated by the Company’s increases in cash surrender value on bank-owned life insurance.

The following table summarizes the Company’s noninterest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service charges	$1,215	$1,756	$3,934	$4,812
Mortgage banking income	628	351	1,114	1,860
Electronic banking income	516	513	1,528	1,447
Bank owned life insurance	261	248	773	763
Other income	204	191	858	806
Subtotal recurring noninterest income	2,824	3,059	8,207	9,688
Securities gains	899	—	1,913	246
Net impairment on securities	(498)	(3,132)	(4,022)	(9,049)
Valuation adjustment mortgage servicing rights	—	—	(225)	—
Gain on sale of OREO	24	130	34	166
Gain on sale of other assets	178	9	1,648	117

Total noninterest income	$3,427	$66	$7,555	$1,168

Total noninterest income for the third quarter of 2010 was $3.4 million, an increase of $3.3 million, compared to $0.1 million reported in the same period in 2009, which included impairment charges on CDO securities of $3.1 million. Included in noninterest income for the third quarter of 2010 was a $0.9 million gain on sale of securities, $0.5 million of credit impairment charges on CDO securities and a $0.2 million gain related to the sale of other assets. Excluding nonrecurring items from 2010 and 2009, noninterest income decreased $0.3 million or 9.7%. This net decrease largely stems from reduced consumer spending and the impact on overdraft fees partially offset by higher revenue generated from the mortgage banking business as volume has increased due to the rate environment.

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

For the nine months ended September 30, 2010, total noninterest income was $7.6 million compared to $1.2 million. This was a $6.4 million or 533.3% increase. Recurring noninterest income decreased $1.5 million or 15.5%. The decline for the nine months was due to reduced consumer spending and the impact on overdraft fees and lower revenue generated from the mortgage banking business as volume has decreased compared to 2009.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, deposit account expense, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$3,547	$3,931	$11,019	$12,379
Occupancy, net	647	777	2,378	2,547
Furniture and equipment	642	602	1,685	1,726
Marketing	91	191	280	579
Supplies and printing	106	108	302	344
Telephone	194	164	567	654
Data processing	388	374	1,167	1,136
FDIC insurance	842	538	2,549	1,877
Loan processing and collection costs	675	483	1,789	946
Amortization of intangible assets	307	375	967	1,182
Other expenses	1,462	1,448	4,307	4,312
Subtotal recurring noninterest expenses	8,901	8,991	27,010	27,682
Goodwill impairment	—	—	—	8,451
OREO valuation adjustment	378	—	2,365	—

Total noninterest expense	$9,279	$8,991	$29,375	$36,133

Total noninterest expense for the third quarter of 2010 was $9.3 million, an increase of $0.3 million, compared to $9.0 million recorded during the same period in 2009. Included in noninterest expense for the third quarter of 2010 was a $0.4 million valuation adjustment to OREO. Excluding the OREO valuation adjustment, noninterest expense levels decreased by $0.1 million, or 1.1%. The lower expense levels were attributed to reductions in various noninterest expense categories, including salaries and employee benefits and reduced discretionary spending in areas such as marketing, contributions, dues and subscriptions and travel. These lower expense levels were offset by higher FDIC premiums and loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate.

Noninterest expense totaled $29.4 million for the nine months ended September 30, 2010 decreasing by $6.7 million or 18.6% from the same period in 2009. Excluding nonrecurring charges of $2.4 million for 2010 and $8.5 million for 2009, noninterest expense levels decreased $0.6 million or 2.2% for the first nine months of 2010 as compared to 2009. The decrease was due mainly to the same reasons as expressed for third quarter.

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$(5,963)	$(14,017)	$(23,174)	$(35,262)
Applicable income taxes	10,440	(5,605)	3,414	(11,700)
Effective tax rates	(175.08%)	39.99%	(14.73%)	33.18%

The Company recorded income tax expense of $10.4 million and benefit of $5.6 million for the three months ended September 30, 2010 and 2009, respectively. Effective tax rates equaled (175.08%) and 39.99% respectively, for such periods. The Company recorded income tax expense of $3.4 million and benefit of $11.7 million for the nine months ended September 30, 2010 and 2009, respectively. Effective tax rates equaled (14.73%) and 33.18% respectively, for such periods.

The Company recorded a deferred tax valuation allowance of $12.8 million in September 2010, which is included in the income tax expense for the three and nine months ended September 30, 2010. Excluding this item, the income tax benefit for the three and nine months ended September, 2010 would have been $2.4 million and $9.4 million, respectively, and the effective tax rates would have been 39.85% and 40.57%, respectively. For the nine months ended September 30, 2010, the Company’s effective tax rate was lower than statutory rates due to the non-deductible portion of the goodwill impairment charge taken in the second quarter of 2009. Excluding this item, the effective tax rate for the nine months ended September 30, 2010 would have been approximately 40.92%. Excluding the valuation adjustment, the income tax benefits for all periods were generated by the non-cash impairment charges related to trust preferred securities, writedowns on other real estate owned properties, higher than historical provision for loan losses, and the goodwill impairment charge.

The Company’s tax rates are also impacted by several tax-exempt items. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. Excluding the valuation adjustment and goodwill impairment charge, the higher than statutory effective tax rates for the three and nine months ended September 30, 2010 and 2009 were due to the taxable losses generating tax benefits at the combined statutory rate of 38.62% and further increased by the tax-exempt items.

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

Retail generated a third quarter 2010 loss of $2.0 million, or 12.2% of total Segment loss, as compared to a loss of $0.4 million, or 4.8% of total Segment loss, during the same period in 2009. Year to date Retail Segment net loss was $3.7 million, or 13.9% of total Segment loss, as compared to net loss of $4.6 million, or 19.5%, for the same period in 2009. Retail assets were $200.1 million at September 30, 2010, $223.4 million at December 31, 2009 and $243.8 million as of September 30, 2009. This represented 17.0%, 17.0% and 18.2% of total consolidated assets, respectively.

The major factors impacting results for the third quarter 2010 were primarily related to the $0.6 million tax expense attributed to the $12.8 million deferred tax asset valuation adjustment, lower net interest income due to pressure on loan yields, reduced earning asset levels and reduced loan fee income. Segment loss increased from third quarter 2009 primarily due to a $0.5 million decrease in service charges, negative net servicing fees and higher allocations. This decrease in income was slightly offset by higher revenue from the mortgage product line and lower non-interest expenses. For the year to date results, the improvement is primarily due to a reduction in net allocations offset partially by similar items as experienced in the current quarter.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services to business customers served through the Company’s full service branch channels located in Illinois and Missouri. The services provided by this Segment include lending, business checking and deposits, cash management, and other traditional as well as electronic commercial banking services.

Commercial generated a third quarter 2010 loss of $15.0 million, or 91.5% of total Segment loss, as compared to a loss of $6.5 million, or 77.4% of total Segment loss, during the same period in 2009. Year to date Commercial Segment net loss was $22.3 million, or 83.8% of total Segment loss, as compared to net loss of $13.5 million, or 57.2%, for the same period in 2009. Commercial assets were $597.2 million at September 30, 2010, $693.1 million at December 31, 2009 and $778.3 million as of September 30, 2009. This represented 50.6%, 52.8% and 58.1% of total consolidated assets, respectively.

Results for the third quarter 2010 declined due primarily to the $10.0 million tax expense attributable to the $12.8 million deferred tax asset valuation adjustment. Additionally, net interest income was adversely impacted by the lower yields on loan portfolio, average loan volume decline, the cost of carrying higher nonaccrual loans and the impact of nonaccrual loan interest reversals. The loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Finally, noninterest expense was higher due to higher loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate and OREO valuation adjustments. Offsetting these negative impacts slightly were lower levels of provision for loan losses related to land development, construction and commercial real estate credits as compared to third quarter 2009 levels and net allocations were lower in 2010 as compared to 2009. On a year to date basis, results are worse in 2010 than in 2009 due to items described for the quarter except allocations are lower on year to date basis.

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

Treasury generated a third quarter 2010 gain of $0.6 million, as compared to a net loss of $1.5 million, or 17.9% of total Segment net loss, during the same period in 2009. Year to date Treasury Segment net loss was $0.6 million, or 2.3% of total Segment loss, as compared to net loss of $5.5 million, or 23.3%, for the same period in 2009. Treasury assets were $282.1 million at September 30, 2010, $277.4 million at December 31, 2009 and $257.3 million at September 30, 2009. This represented 23.9%, 21.1% and 19.2% of total consolidated assets, respectively.

Results for Treasury were impacted positively by the $0.9 million of security gains during the third quarter 2010 and lower non-cash CDO impairment charges which were $3.1 million in the same period of 2009. Those positives were offset by lower net interest income due to decreased yields in the security portfolio, lower tax benefit and higher allocations. The year to date results for Treasury were impacted by similar items.

Financial Condition

General

Following are highlights of the September 30, 2010 balance sheet when compared to June 30, 2010 and December 31, 2009:

Securities. Total securities equaled $282.2 million, representing a decrease of $25.6 million, or 8.3%, from June 30, 2010 and an increase of $6.7 million, or 2.4%, from year-end 2009. The decrease from June was related to initiatives to increase the margin by reducing high cost funding alternatives. The increase from year end was related to the earlier surplus liquidity initiatives. The primary strategic objective of the Company’s securities portfolio is to assist with liquidity and interest rate risk management. In managing the securities portfolio, the Company seeks to minimize any credit risk and avoid investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or any Fannie Mae or Freddie Mac equities.

At quarter-end, the Company held seven pooled trust preferred collateralized debt obligations (“CDOs”) involving approximately three hundred original issuers with a total book value (after third quarter 2010 impairment) of $9.4 million and fair value of $6.4 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies. The Company also has single issuer trust preferred instruments with an amortized cost of $3.8 million and fair value of $3.9 million.

Per guidance issued by the Financial Accounting Standards Board ("FASB") regarding the recognition and presentation of Other-Than-Temporary Impairments, codified as ASC 320-10, the Company recorded for the third quarter 2010 a $0.5 million pre-tax non-cash impairment charge based upon management’s determination that two trust preferred securities with an aggregate cost before impairment of $4.3 million were other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

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

Loans. Total loans equaled $764.6 million, representing decreases of $27.7 million, or 3.5%, from June 30, 2010 and $120.5 million, or 13.6%, from year-end 2009. This decline was related to a combination of normal attrition, pay-downs, loan charge-offs and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

The Company does not have any material direct sub-prime exposure as we have focused our residential real estate lending activities on providing traditional loan products to relationship borrowers in locally known markets.

Deposit. Total deposits equaled $958.0 million, representing decreases of $35.3 million, or 3.6%, from June 30, 2010 and $96.7 million, or 9.2%, from year-end 2009. Excluding $19.5 million in deposits related to the Effingham branch sale in the second quarter of 2010, deposits decreased $77.2 million, or 7.3%, from year-end 2009. The net decrease from year-end 2009 was primarily related to declines in NOW accounts and time deposits on strategic initiatives to reduce higher costing in-market time deposits, brokered deposits and collateralized local public agency deposits.

Goodwill. Goodwill was $15.9 million as of September 30, 2010 which represented no change from the level at June 30, 2010 and December 31, 2009. GAAP requires companies to perform an annual test for goodwill impairment. The Company performed its last annual goodwill impairment test as of December 31, 2009. Results of the analysis determined no goodwill impairment since the fair value of the balances supported the level of goodwill carried. Based on the deferred tax valuation allowance recorded in the current quarter, management performed an internal review and determined that this had no adverse impact on goodwill. However, if the economy remains stressed, the Bank’s operating losses continue and bank stocks remain out of favor, no assurance can be given that future impairment tests will not result in a charge to earnings. Management will perform its’ annual analysis at year-end using an independent third party.

Other Assets. Other assets equaled $26.4 million at September 30, 2010 compared to $36.1 million recorded at June 30, 2010 and $34.4 million recorded at December 31, 2009. The majority of this decrease was related to the $12.8 million deferred tax asset valuation allowance taken in the third quarter of 2010.

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

38.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Each of the Company's commercial loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2010			2009
	Sep 30,	June 30,	Mar 31,	Dec 31,	Sep 30,
Nonaccrual loans	$78,197	$78,260	$78,958	$80,121	$75,973
Troubled debt restructurings	16,899	14,898	11,226	743	684
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	95,096	93,158	90,184	80,864	76,657

Other real estate owned	24,695	16,182	15,230	16,223	13,961
Total nonperforming assets	$119,791	$109,340	$105,414	$97,087	$90,618

End of period loans	$764,585	$792,289	$838,700	$885,095	$921,340

Nonperforming loans to total end of period loans	12.44%	11.76%	10.75%	9.14%	8.32%
Nonperforming assets to total end of period loans	15.67%	13.80%	12.57%	10.97%	9.84%
Nonperforming assets to total end of period assets	10.15%	8.91%	8.19%	7.40%	6.77%

Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) increased to $95.1 million at September 30, 2010, from $93.2 million at June 30, 2010 and $80.9 million at December 31, 2009. The level of nonperforming loans to end of period loans was 12.44% as of September 30, 2010 as compared to 11.76% as of June 30, 2010 and 9.14% as of December 31, 2009. The nonperforming loan ratio (nonperforming loans to end of period loans) was negatively impacted to a greater degree by the decrease in total loans outstanding than the increase in nonperforming loans.

Approximately 48.0% of total nonaccrual loans at September 30, 2010 were concentrated in land development and construction credits. The ratio of construction and land development loans to total loans decreased to 11.67% at September 30, 2010 from 13.32% at June 30, 2010 and 14.50% at December 31, 2009.

The coverage ratio (allowance for loan losses to nonperforming loans) was 45.63% at September 30, 2010, representing an increase from 45.49% at June 30, 2010 and a decrease from 50.59% at December 31, 2009. Our coverage ratio has declined since year-end as many of the previously identified workout loans were placed into nonaccrual status and marked to fair value of the collateral.

Other real estate owned (“OREO”) increased to $24.7 million at September 30, 2010, from $16.2 million at June 30, 2010 and December 31, 2009. During the third quarter 2010, the Company recorded valuation adjustments on OREO properties by $0.4 million reflective of existing market conditions and more aggressive disposition strategies.

Nonperforming assets (nonaccrual, 90 days past due, troubled debt restructures and OREO) increased to $119.8 million at September 30, 2010, from $109.3 million at June 30, 2010 and $97.1 million at December 31, 2009. This included $78.2 million of nonaccrual loans, $16.9 million in troubled debt restructures and $24.7 million of foreclosed assets and repossessed real estate. The ratio of nonperforming assets to total assets increased to 10.15% at September 30, 2010 from 8.91% at June 30, 2010 and 7.40% as of December 31, 2009.

39.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the third quarter 2010, $48.7 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 33.9% of the loans deemed impaired during the third quarter of 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $12.6 million at September 30, 2010 as compared to $16.3 million at June 30, 2010 and $23.4 million at December 31, 2009. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

The Company increased its allowance for loan losses to $43.4 million, an increase of $1.0 million from June 30, 2010 and up $2.5 million from December 31, 2009. During the first nine months of 2010, the allowance for loan losses increased 32 basis points to 5.67% of total loans outstanding at September 30, 2010, compared to 5.35% at June 30, 2010, 4.62% at December 31, 2009 and 3.04% at September 30, 2009. Management evaluates the allowance for loan losses based on the combined total of specific reserves, historical loss and qualitative components and believes that the allowance for loan losses represented probable incurred credit losses inherent in the loan portfolio at September 30, 2010.

The provision for loan losses for third quarter 2010 was $7.3 million, down from $7.6 million and $14.5 million for second quarter 2010 and third quarter 2009, respectively. The third quarter 2010 provision was driven by the following factors:

●	increase in nonperforming
●	elevated levels of action list loans;
●	elevated levels of charge-offs and losses which impacts historical loss levels;
●	deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers;
●	guarantor positions collapsing due to economic conditions; and
●	increase in the level of past due loans.

Net loan charge-offs for the third quarter 2010 were $6.2 million, or 0.80% of average loans, compared with $7.0 million, or 0.86% of average loans, for the second quarter 2010 and $13.5 million, or 1.43% of average loans, for the third quarter 2009. The level of the provision for loan losses recognized was 117.7% of net loan charge offs in the third quarter 2010, 108.6% of net loan charge-offs in the second quarter 2010 and 108.2% in the third quarter 2009. Loan charge-offs during the third quarter 2010 were largely influenced by the credit performance of the Company's land development, construction and commercial real estate portfolio. These charge-offs reflect management's continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the third quarter 2010 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

40.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Liquidity

The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Also contributing was an increase in liquid assets, including excess reserves on deposit at the Federal Reserve Bank and unencumbered securities. Total deposits equaled $958.0 million, representing decreases of $35.3 million, or 3.6%, from June 30, 2010 and $96.7 million, or 9.2%, from year-end 2009. During the quarter, in-market deposits decreased $35.4 million or 3.8%, primarily as the result of a decrease in balances in core deposits and certificates of deposit. Wholesale funding (brokered deposits and FHLB advances) increased $5.1 million or 4.0%, as additional borrowing from the FHLB was required.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At September 30, 2010, the Company maintained borrowing capacity of $59.4 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $20.0 million.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $12.5 million from December 31, 2009 to September 30, 2010.

During the third quarter of 2010, the Company experienced net cash inflows of $61.2 million in investing activities due to maturities and sales on securities along with a reduction in loans and $13.2 million in operating activities. In contrast, net cash outflows of $86.9 million were used in financing activities largely due to the repayment on funding, primarily decreases in deposits.

41.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2010.

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	178	283	10,000	—	10,461
Certificates of deposit	393,342	114,986	22,077	93	530,498
Operating leases	314	647	653	326	1,940
Severance payments	80	—	—	—	80
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	33,000	28,000	15,060	5,000	81,060

Total contractual cash obligations	$426,914	$144,184	$48,040	$26,039	$645,177

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$74,615	$976	$2,481	$25,149	$103,221
Standby letters of credit	5,641	—	40	—	5,681

Total contractual cash obligations	$80,256	$976	$2,521	$25,149	$108,902

Capital Resources

Stockholders' Equity

Stockholders' equity at September 30, 2010 was $85.0 million, a decrease of $27.6 or 24.5%, from $112.6 million at December 31, 2009. The change in stockholders' equity was largely related to the operating loss incurred during the first nine months of 2010. Book value per common share equaled $8.97 at September 30, 2010 compared to $13.15 at December 31, 2009. Tangible book value per common share equaled $5.26 at September 30, 2010 compared to $9.27 at December 31, 2009.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

42.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, all regulatory ratios to be considered “well-capitalized” at the Company and Bank were exceeded as of September 30, 2010:

	Company		Bank		Well- Capitalized Thresholds	Minimum Thresholds
	Sep 30, 2010	Dec 31, 2009	Sep 30, 2010	Dec 31, 2009
Carrying amounts ($millions):
Total risk-based capital	$86,800	$114,900	$87,400	$111,200
Tier 1 risk-based capital	$67,700	$91,900	$76,500	$98,300
Tangible common equity	$29,400	$56,000	$91,800	$112,600

Capital ratios:
Total risk-based capital	10.20%	11.34%	10.42%	11.13%	10.0%	8.0%
Tier 1 risk-based capital	7.96%	9.07%	9.12%	9.85%	6.0%	4.0%
Tier 1 leverage ratio	5.75%	7.10%	6.52%	7.60%	5.0%	4.0%
Tangible common equity	2.54%	4.35%	7.96%	8.78%	NA	NA

Total capital and corresponding capital ratios decreased during the third quarter 2010 due to net operating losses and a $13.8 million deduction to tier 1 capital related to the Company’s deferred tax assets. Based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles, the $13.8 million deferred tax asset deduction to tier 1 capital represents decreases of 162 basis points in the total risk-based and tier 1 risk-based capital ratios and 117 basis points in the leverage ratio.

Recent Accounting Developments

See Note 12 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," “planned” or “potential” or similar expressions.

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

43.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

●	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
●	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;
●	volatility of rate sensitive deposits;
●	operational risks, including data processing system failures or fraud;
●	asset/liability matching risks and liquidity risks;
●	the ability to successfully acquire low cost deposits or funding;
●	the ability to successfully execute strategies to increase noninterest income;
●	the ability to successfully grow non-commercial real estate loans;
●	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
●	the ability to adopt and implement new regulatory requirements as dictated by Congress, the SEC, FASB or other rule-making bodies which govern our industry;
●	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;
●	fluctuation in the valuation of the Company and its impact on goodwill;
●	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;
●	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values in a market that is very volatile;
●	the Company might not be able to realize the benefit of its deferred tax assets.

44.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(table Amounts In Thousands, Except Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, 200 and 300 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2010 and December 31, 2009, respectively:

		Change in Net Interest Income Over One Year Horizon
		September 30, 2010		December 31, 2009
		Change		Change
		$	%	$	%
+300	bp	$(766)	(2.27)%	$224	0.61%
+200	bp	(1,833)	(5.43)	(1,261)	(3.42)
+100	bp	(1,306)	(3.87)	(962)	(2.61)
+ 50	bp	(633)	(1.87)	(462)	(1.25)

Base		—	—	—	—

- 50	bp	415	1.23	1,338	3.63

As shown above, the Company’s model at September 30, 2010, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by $1.8 million or 5.43%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.4 million or 1.23%. Rate increases over 200 basis points have a lesser negative impact than a 200 point increase. At about a 400 point increase, the impact to the Company’s net interest income is positive again.

For the Company’s credit agreements with its commercial customers, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial relationships in the past seven quarters to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. Management has begun positioning the liability side of the balance sheet as we have extended our funding out over the three and five year terms. Due to liquidity needs, the investment portfolio has been used to ensure that funding is available which has impacted our rate sensitivity. The Company continues to take advantage of the lower funding costs in reaction to FOMC rate reductions.

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

45.

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

46.

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

47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: November 15, 2010	By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

Date: November 15, 2010	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

48.