Form 10-K
period 2010-12-31
CENTRUE FINANCIAL CORP
filed 2011-03-25
CIK 1019650

Securities And Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐ No ☑

As of March 1, 2011, the Registrant had issued and outstanding 6,048,405 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter, was $7,368,130.*

*
Based on the last reported price of $2.00 of an actual transaction in the Registrant’s Common Stock on June 30, 2010, and reports of beneficial ownership filed by directors and executive officers of the Registrant. Shares of Common Stock held by any executive officer or director of the Registrant have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Company

Centrue Financial Corporation

Centrue Financial Corporation (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $1.105 billion at year-end 2010 and is headquartered in St. Louis, Missouri. The Company provides a full range of banking services to individual and corporate customers extending from western and southern suburbs of the Chicago metropolitan area across Central Illinois down to metropolitan St. Louis area.

The Company operates one wholly owned subsidiary: Centrue Bank (the “Bank”), employing 291.5 full-time equivalent employees at December 31, 2010. The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2010, the Bank had $1.102 billion in total assets, $934.1 million in total deposits, and twenty-eight offices (twenty-six full-service bank branches and two back-room sales support non-banking facilities) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending and other banking services tailored for consumer, commercial and industrial, and public or governmental customers.

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

As of December 31, 2010, the Company had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

Company	9.35%	5.08%

The risk-based capital ratio and the leverage capital ratio were 1.35% and 1.08% respectively, in excess of the Federal Reserve’s minimum requirements. See Note 18 in the Notes in Consolidated Financial Statements for further information.

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

As a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the U. S. Department of Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company’s common stock in excess of $0.14 per share per quarter, as adjusted for any stock dividend or stock split. This restriction no longer applies on the earlier to occur of January 9, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions. On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Preferred Shares.

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

Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Company participated in the TARP CPP and on January 9, 2009, completed the sale of $32.7 million in preferred shares to the Treasury. The Company issued the Preferred Shares (32,668 shares), with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share (the “Warrant”).

The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. Both the Preferred Shares and the Warrant are accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Preferred Shares, may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators. In addition, if dividends on the Preferred Shares are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors. The Treasury’s right to elect directors ends when full dividends have been paid for four consecutive dividend periods. As detailed in the Dividends section above, the Company has announced that it would defer scheduled dividend payments on the Preferred Shares.

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

5.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

In June 2010, the Federal Reserve issued final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound practices. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to certain employees and groups of employees that may expose the institution to material amounts of risk.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and will affect large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act take effect immediately, many of the provisions have delayed effective dates and their implementation will require the issuance of numerous new regulations.

The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.

The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act will have significant and immediate effects on banks and bank holding companies in many areas.

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

Deposit Insurance. As an FDIC-insured institution, pursuant to a risk-based assessment system, the Bank is required to pay deposit insurance premium assessments to the Deposit Insurance Fund. The Dodd-Frank Act permanently raised the basic limit on deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012, at no additional surcharge.

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

Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). The reserve ratio has now been increased to 1.35% by the Dodd-Frank Act. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. To achieve these levels, the FDIC is authorized by the Dodd-Frank Act to make special assessments and charge examination fees.

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

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions become effective on April 1, 2011.

On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC provides full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Bank did not opt out of the Transaction Account Guarantee portion of the TGLP. The Transaction Account Guarantee was to expire on December 31, 2009, but was extended until December 31, 2010. The Dodd-Frank Act provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. There is no additional surcharge related to this coverage.

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

FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2010, the FICO assessment rate for DIF members ranged between approximately 0.0104% of deposits and approximately 0.0106% of deposits. During the year ended December 31, 2010 the Bank paid FICO assessments totaling $0.1 million.

For the first quarter of 2011, the rate established by the FDIC for the FICO assessment is 0.0102% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2010, the Bank paid supervisory assessments to the IDFPR totaling $0.2 million.

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

8.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

During the year ended December 31, 2010, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2010, the Bank had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio

The Bank	9.69%	5.96%

The risk-based capital ratio and the leverage capital ratio are 1.69% and 1.96% in excess of the Federal Reserve’s minimum requirements. See Note 18 in the Notes in Consolidated Financial Statements for further information.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2010, the Bank was considered adequately capitalized.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Regulatory Agreements. On December 18, 2009, the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “Federal Reserve-Chicago”) and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These prohibited actions include, among other things, the Bank paying dividends to the Company, the Company paying dividends on its common or preferred stock, distributions of interest or principal on subordinated debentures, note payable to Cole Taylor and Trust Preferred securities, the Company increasing its debt level and the Company redeeming or repurchasing any shares of its stock.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, notwithstanding the availability of funds for dividends, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As discussed above, the Agreement requires the Bank to obtain the prior written consent of the Federal Reserve-Chicago for the payment of dividends. During 2011, the Bank will not be expected to pay dividends.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), both state and national banks were allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) was allowed by the Riegle-Neal Act only if specifically authorized by state law. However, as a result of the Dodd-Frank Act, interstate branching authority has been expanded. A state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.

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

EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the board of directors. In addition to the information provided in the 2011 Proxy Statement, the names and ages of the executive officers of the Company, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.

Thomas A. Daiber, 53, is the President & Chief Executive Officer of Centrue Financial Corporation and the Bank. Mr. Daiber joined Centrue Financial in October of 2002 as its President and Chief Executive Officer.

Kurt R. Stevenson, 44, is the Senior Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and the Bank and has held that role since 2003.

Everett J. Solon, 58, is the Market President for the Bank’s Streator, Dwight, Ottawa and Peru locations, a position held since 2003. In 2007, he also acted as the Bank’s Head of Mortgage Banking.

Robert L. Davidson, 65, is the Bank’s Executive Vice President, Chief Investment Officer and ALCO Manager, a position held since January of 2006. He had previously served as the Bank’s Senior Vice President, Chief Investment Officer and ALCO Manager since 2001.

11.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Roger D. Dotson, 63, is the Bank’s Executive Vice President, a position held since late 2007. In 2009, he was also named the Head of Operations. In this capacity, he is responsible for oversight in the operations, IT, deposit operations, and loan operations areas. He had previously served as the Bank’s Head of Retail Banking. Mr. Dotson joined Centrue Bank as their Regional President in 2005. Prior to joining the Bank, Mr. Dotson served as the President & CEO of Illinois Community Bank located in Effingham, Illinois.

Heather M. Hammitt, 36, is the Bank’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined the Bank in March of 1998 and has served in various positions of management in the human resources department during that time.

Kenneth A. Jones, 47, is the Bank’s Executive Vice President & Chief Credit Officer. Mr. Jones joined the Bank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.

James J. Kerley, Jr., 62, is the Bank’s Executive Vice President & Senior Lender. Prior to joining the Bank in May of 2009, Mr. Kerley was an agent with Fiduciary Asset Management, an investment management firm, since 1999 and was also a partner of KD Advisory LLC, a consulting firm providing workout services to banks, since 2007.

Diane F. Leto, 49, is the Bank’s Executive Vice President & Chief Risk Officer. She had previously served as the Bank’s Executive Vice President & Head of Operations through year-end 2008. She has been with the Bank since June of 2004.

Ricky R. Parks, 45, is the Market President for the Bank’s Fairview Heights, Aviston, Belleville, and St. Rose locations. Mr. Parks joined Centrue Bank in January of 2004 as a Senior Vice President and Senior Lender and in October of 2004 was named its Regional Bank President.

Mary Jane Raymond, 54, is the Bank’s Executive Vice President & Head of Retail Banking. Ms. Raymond joined Centrue Bank in March of 2005 as a Vice President/Regional Sales Manager. Prior to joining Centrue Bank, Ms. Raymond worked as a Vice President for Regions Bank from May of 1997 to March of 2005.

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

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The Company faces a variety of risks that are inherent in its business, including interest rate, credit, liquidity, capital, price/market, transaction/operation, compliance/legal, strategic and reputation. Following is a discussion of these risk factors. While the Company’s business, financial condition and results of operations could be harmed by any of the following risks or other factors discussed elsewhere in this report, including Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements, the mere existence of risk is not necessarily reason for concern. However, the following risks could cause actual results to materially differ from those discussed in any forward-looking statement.

The Company and the Bank are subject to Regulatory Agreements and Orders that restrict the Company from taking certain actions.

On December 18, 2009, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Chicago and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Company and the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Company and the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These prohibited actions include, among other things, the Bank paying dividends to the Company, the Company paying dividends on its common or preferred stock, distributions of interest or principal on subordinated debentures or Trust Preferred securities, the Company increasing its debt level and the Company redeeming or repurchasing any shares of its stock.

The Company’s earnings and cash flows are largely dependent upon net interest income.

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

13.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

The Company and the Bank may not be able to maintain adequate capital levels.

Maintaining sufficient capital serves as a buffer against potential credit and other losses that the Company may encounter during difficult times. There are five levels of capital defined by regulation: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. The Federal Reserve-Chicago and IFDRR has advised the Bank that it is being treated as “adequately capitalized”. Capital risk includes the potential effect on the Company’s reputation as well as certain other potential consequences should the capital level fall below adequately capitalized. As a result of the Bank being “adequately capitalized”, the Bank is currently experiencing changes in the Bank’s borrowing costs and terms from regulatory authorities and other third parties, the Bank’s FDIC deposit insurance premiums, and its ability to access brokered CD markets.

We incurred net losses for 2010 and 2009 and cannot make any assurances that we will not incur further losses.

We incurred a net loss of $65.8 million and $38.1 million for the years ended December 31, 2010 and 2009, respectively, due to high levels of provision for loan losses, deferred tax valuation allowance, security impairments, and goodwill impairment. We cannot provide any assurances that we will not incur future losses, especially in light of economic conditions that continue to adversely affect our borrowers.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2010 and 2009, our nonperforming loans (which consist of non-accrual loans, troubled debt restructures and loans past due 90 days or more and still accruing loans) totaled $70.0 million and $80.9 million, or 9.7% and 9.1% of our loan portfolio, respectively. At December 31, 2010 and 2009, our nonperforming assets (which include non-performing loans plus other real estate owned) were $95.6 million and $97.1 million, or 8.7% and 7.4% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways. While we pay interest expense to fund nonperforming assets, we do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that we will not experience further increases in non-performing loans in the future, or that our nonperforming assets will not result in further losses in the future.

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

14.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

We are subject to lending risk.

As of December 31, 2010 approximately 75.61% of the Company’s loan portfolio consisted of commercial, agricultural production and agricultural real estate, construction, land and development, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. In addition, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company’s loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.

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

We are subject to current levels of market volatility.

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

The Company’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 through 2010.

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

We are subject to the risk of additional impairment charges relating to our securities portfolio.

Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold. We have taken an aggregate of $19.7 million in charges against earnings since the fourth quarter of 2008 for impairments to the value of pooled collateralized debt obligations and certain collateralized mortgage obligations that we have concluded were “other than temporary.” The value of this segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks – factors that we have no control over and as to which we may receive no advance warning, as was the case in the second quarter for one of these securities. Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and would require regulatory approval. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2010, the Company’s subsidiary had deposits and other liabilities of $1.028 billion.

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

The Bank’s deposit insurance premiums have increased which could have a material adverse effect on future earnings.

Due to the impact on the FDIC insurance fund resulting from the recent increase in bank failures, the FDIC raised its insurance premiums and levied special assessments on all financial institutions. In addition, the FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the deposit insurance fund. The FDIC places all financial institutions into one of four risk categories using a two-step process based first on the respective institution’s capital ratios and then on the CAMELS composite supervisory rating assigned to the institution by its primary federal regulator in connection with its periodic regulatory examinations. As of December 31, 2010, the Bank is “adequately capitalized” under regulatory guidelines. Due to the “adequately capitalized” status of the Bank and other factors indicating higher risk, the FDIC will charge the Bank a higher premium for deposit insurance. The combination of the general increase in FDIC insurance rates and higher FDIC insurance rates resulting from the classification of the Bank in a higher risk category will have an adverse impact on the Company’s results of operations.

The Company may fail to meet continued listing requirements with NASDAQ.

The Company’s common stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, Centrue is required to comply with the continued listing requirements of the NASDAQ Market Place Rules.

On December 28, 2010, the Company received a notice from the NASDAQ Stock Market that it was not in compliance with NASDAQ’s Marketplace Rule, which requires it to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000.

In accordance with this Marketplace Rule, the Company is provided a grace period of 180 calendar days, or until June 27, 2011, in which to regain compliance with the MVPHS rule. If at anytime during the grace period the Company’s MVPHS closes at $5,000,000 or more for a minimum of ten consecutive business days, the Company will have complied with the rule and the matter will be closed. If compliance with the rule cannot be demonstrated by June 27, 2011, NASDAQ will provide the Company written notification that the Company’s common stock will be delisted, at which time the Company may appeal the determination.

17.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

On February 22, 2011, the Company received a notice from the NASDAQ Stock Market that it was not in compliance with NASDAQ’s Marketplace Rule, which requires it to maintain a minimum bid price of $1.00 per share.

In accordance with this Marketplace Rule, the Company is provided a grace period of 180 calendar days, or until August 22, 2011, in which to regain compliance with the Minimum Bid Price Rule. If at anytime during the grace period the Company’s minimum bid price of the Company’s common stock closes at $1.00 or more for a minimum of ten consecutive business days, the Company will have complied with the rule and the matter will be closed. If compliance with the rule cannot be demonstrated by August 22, 2011, NASDAQ will provide the Company written notification that the Company’s common stock will be subject to delisting. The Company may, however, be eligible for an additional grace period if it satisfies the initial listing standards (with the exception of the Minimum Bid Price Rule) for listing on the NASDAQ Capital Market, and it submits a timely application to NASDAQ to transfer the listing of its common stock to the NASDAQ Capital Market and provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary.

During the grace periods described above, the Company will consider its alternatives, including whether to apply to transfer its common stock listing to an alternative exchange or inter-dealer quotation system such as the OTC Bulletin Board.

Loss of or damage to the Company’s reputation may affect ongoing profitability.

Reputation risk arises from the possibility that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in its customer base or result in costly litigation. In a service industry, such as the financial services industry, where product choices between companies are not always clearly distinguishable and which in many cases are interchangeable, a company’s reputation for honesty, fair-dealing and good corporate governance may be one of its most important assets. Loss of or damage to that reputation can have severe consequences.

We are subject to current financial market risk.

In 2010 and continuing in 2011, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

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

18.

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

19.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2010, the Company operated twenty-eight offices (twenty-five full-service bank branches and two back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in St. Louis, Missouri. All of the Company’s offices are owned by the Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois, one in St. Clair County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.

Affiliate	Markets Served	Property/Type Location

The Company		Administrative Office: St. Louis, MO

Centrue Bank	Bureau, Champaign, Clinton, DeKalb, Grundy, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois St. Louis County in Missouri	Main Office: Streator, IL Twenty-five full-service banking offices and two non-banking offices located in markets served. One full-service banking office

In addition to the banking locations listed above, the Bank owns twenty-seven automated teller machines, all of which are housed within banking offices.

At December 31, 2010 the properties and equipment of the Company had an aggregate net book value of approximately $25.7 million.

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

The Company’s Common Stock was held by approximately 868 stockholders of record as of March 1, 2011, and is traded on The NASDAQ Stock Market under the symbol “TRUE.” The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales		Cash
	High	Low	Dividends
2010
First Quarter	$4.18	$2.50	$0.00
Second Quarter	3.49	1.89	0.00
Third Quarter	2.16	1.21	0.00
Fourth Quarter	1.59	0.80	0.00

2009
First Quarter	$6.95	$2.76	$0.07
Second Quarter	6.89	4.07	0.01
Third Quarter	5.74	2.92	0.00
Fourth Quarter	3.79	1.00	0.00

The holders of the Common Stock are entitled to receive dividends as declared by the board of directors of the Company, which considers payment of dividends quarterly. The Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its stockholders are also subject to certain regulatory restrictions. As discussed on page 9, our Agreement with our regulators prohibits the Bank paying dividends to the Company and the Company paying dividends on its common or preferred stock.

21.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the NASDAQ Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2006 and ending on December 31, 2010. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.

COMPARISON OF CUMULATIVE TOTAL RETURN
(ASSUMES $100 INVESTED ON JANUARY 1, 2006)

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Centrue Financial Corporation	100.00	93.58	110.98	31.63	13.56	5.11
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Midwest Bank	100.00	115.59	90.09	59.27	50.23	62.38

22.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

Item 6.	Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2010:

	2010	2009	2008	2007	2006
Statement of Income Data
Interest income	$48,844	$63,245	$73,518	$83,576	$43,858
Interest expense	18,316	24,562	33,944	44,735	21,351
Net interest income	30,528	38,683	39,574	38,841	22,507
Provision for loan losses	34,600	52,049	8,082	675	(1,275)
Net interest income (loss) after provision for loan losses	(4,072)	(13,366)	31,492	38,166	23,782
Noninterest income	10,818	711	13,409	15,665	6,688
Noninterest expense	55,889	46,658	35,745	37,333	22,723
Income (loss) before income taxes	(49,143)	(59,313)	9,156	16,498	7,747
Income taxes (benefit)	16,660	(21,234)	2,766	5,175	2,145
Income (loss) from continuing operations (after taxes)	(65,803)	(38,079)	6,390	11,323	5,602
Loss on discontinued operations	—	—	—	—	(415)
Net income (loss)	$(65,803)	$(38,079)	$6,390	$11,323	$5,187
Preferred stock dividends	1,924	1,810	207	207	207
Net income (loss) for common stockholders	$(67,727)	$(39,889)	$6,183	$11,116	$4,980

Per Share Data
Basic earnings (loss) per common shares from continuing operations	$(11.20)	$(6.61)	$1.02	$1.75	$1.31
Basic earnings (loss) per common share	(11.20)	(6.61)	1.02	1.75	1.21
Diluted earnings (loss) per common share from continuing operations	(11.20)	(6.61)	1.02	1.74	1.30
Diluted earnings (loss) per common share	(11.20)	(6.61)	1.02	1.74	1.20
Dividends per common stock	—	0.08	0.55	0.51	0.48
Dividend payout ratio for common stock	NM	NM	53.71%	29.17%	27.05%
Book value per common stock	$1.61	$13.15	$19.14	$19.50	$18.23
Basic weighted average common shares outstanding	6,045,225	6,035,598	6,033,896	6,341,693	4,119,235
Diluted weighted average common shares outstanding	6,045,225	6,035,598	6,042,296	6,380,659	4,163,836
Period-end common shares outstanding	6,048,405	6,043,176	6,028,491	6,071,546	6,455,068

Balance Sheet Data
Securities	$229,945	$275,483	$252,562	$249,331	$298,692
Loans	721,871	885,095	1,004,390	957,285	836,944
Allowance for loan losses	31,511	40,909	15,018	10,755	10,835
Total assets	1,105,162	1,312,684	1,401,881	1,364,999	1,283,025
Total deposits	931,105	1,054,689	1,049,220	1,033,022	1,026,610
Stockholders’ equity	42,921	112,614	115,908	118,876	118,191

Earnings Performance Data
Return on average total assets	(5.32)%	(2.82)%	0.47%	0.85%	0.69%
Return on average stockholders’ equity	(66.10)	(27.80)	5.43	9.53	6.69
Net interest margin ratio	2.85	3.26	3.32	3.35	3.41
Efficiency ratio (1)	81.05	71.21	64.32	66.67	76.81

Asset Quality Ratios
Nonperforming assets to total end of period assets	8.65%	7.40%	1.64%	0.51%	1.08%
Nonperforming loans to total end of period loans	9.70	9.14	1.03	0.43	1.40
Net loan charge-offs to total average loans	5.47	2.74	0.38	0.08	0.22
Allowance for loan losses to total loans	4.37	4.62	1.50	1.12	1.29
Allowance for loan losses to nonperforming loans	45.02	50.59	145.55	262.96	92.14

Capital Ratios
Average equity to average assets	8.05%	10.14%	8.69%	8.90%	10.35%
Total capital to risk adjusted assets	9.35	11.34	12.18	10.23	11.94
Tier 1 leverage ratio	5.08	7.10	8.10	7.69	7.90

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

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2008 through 2010 and Consolidated Statements of Financial Condition as of December 31, 2010 and 2009. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Critical Accounting Policies and Estimates

Critical accounting estimates are those that are critical to the portrayal and understanding of Centrue’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Centrue’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical:

Securities: Securities are classified as available-for-sale when Centrue may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. All of Centrue’s securities are classified as available-for-sale. For all securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

24.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary. If the Company (a) has the intent to sell a debt security or (b) is more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss. If neither of these conditions are met, the Company evaluates whether a credit loss exists. The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or other-than-temporary. In determining whether an unrealized loss on an equity security is temporary or other-than-temporary, management considers various factors including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

●
Historical Loss Component. The historical loss component is mathematically based using a modified loss migration analysis that examines historical loan loss experience for each loan category. The loss migration is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume. The methodology utilized by management to calculate the historical loss portion of the allowance adequacy analysis is based on historical losses. During 2009, this historical loss period migrated from a rolling twenty quarters average (5 years) to a weighted twelve-quarter average (3 years). This migration reflects the increasing economic risk and higher losses being experienced in the portfolio; and

25.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

●
Qualitative Component. The qualitative component requires qualitative judgment and estimates reserves based on general economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

To the extent actual outcomes differs from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

Other Real Estate Owned: Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Management periodically reviews the carrying value of other real estate owned. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of other real estate owned, are recognized in operating results in the period they are realized.

Goodwill: Goodwill is tested annually for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is the Bank. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

Based upon impairment testing in the second quarter of 2009, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. Centrue Bank experienced operating losses driven by the deterioration in the real estate markets and other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Centrue Bank. As a result of applying the second step of the impairment test, Centrue Bank recorded goodwill impairment of $8.5 million in 2009.

Based upon impairment testing in the fourth quarter of 2009, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. The results of the second step test indicated no additional impairment as the fair value of the balances supported the level of goodwill carried.

Based upon impairment testing in the fourth quarter of 2010, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. As a result of applying the second step of the impairment test, all remaining goodwill associated with our banking operations was determined to be fully impaired, totaling $15.9 million.

Deferred Income Taxes: In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against their deferred tax assets (DTAs) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities.

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

26.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined a full valuation adjustment was necessary as of December 31, 2010. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income. A total of $31.1 million in valuation adjustments were recorded during the year. Of this amount, $30.3 million of the valuation was recorded in income tax expense and $0.8 million was recorded in other comprehensive income.

General

Centrue Financial Corporation is a bank holding company organized under the laws of the State of Delaware. The Company provides a full range of products and services to individual and corporate customers extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area. These products and services include demand, time, and savings deposits; lending; mortgage banking, brokerage, asset management, and trust services. Brokerage, asset management, and trust services are provided to our customers on a referral basis to third party providers. The Company is subject to competition from other financial institutions, including banks, thrifts and credit unions, as well as nonfinancial institutions providing financial services. Additionally, the Company and its subsidiary, Centrue Bank, are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

Merger, Acquisition and Divestiture Activity

On January 23, 2009, the Company completed the sale of its trust product line. There was no gain or loss recorded on this transaction, other than a $0.2 million impairment of related goodwill.

On June 30, 2010, the Company completed the sale of its Effingham branch to Washington Savings Bank headquartered in Effingham, Illinois. Washington Savings Bank assumed approximately $19.5 million in deposits and acquired $5.9 million in loans. The net gain on the sale was $1.2 million.

Results of Operations

Net Income

2010 compared to 2009. Net loss equaled $65.8 million or ($11.20) per diluted share for the year ended December 31, 2010 as compared to a net loss of $38.1 million or ($6.61) per diluted share for the year ended December 31, 2009.

The Company’s annual results for 2010 were adversely impacted by a $34.6 million provision for loan losses, a $30.3 million deferred tax valuation allowance taken in the third and fourth quarter, $5.0 million non-cash impairment charges primarily related to trust-preferred collateralized debt obligations (“CDO”) and $15.9 million of goodwill impairment. These factors were largely reflective of continued deterioration of general economic conditions, primarily driven by the deterioration of the real estate markets and continued volatility in the CDO markets experienced during 2010.

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

2010 compared to 2009. Net interest income, on a tax equivalent basis, decreased $8.3 million from $39.5 million earned during the full year 2009 to $31.2 million for the full year 2010. This was the result of a decrease in interest income more than offsetting a decrease in interest expense.

Tax-equivalent interest income declined $14.6 million as compared to 2009. A $118.9 million decrease in interest-earning assets reduced interest income by $5.9 million. The decrease in interest-earning assets was largely due to a reduction in loan growth related to strategic initiatives to reduce balance sheet risk and there being fewer qualified borrowers in the market. A 76 basis point decline in the average yield on interest-earning assets reduced interest income by $8.6 million as new loans were placed on nonaccrual status, the security portfolio had more coupon rates reset to historical lows and higher yielding securities were sold and replaced with lower yielding instruments.

Interest expense declined $6.2 million as compared to 2009. A $79.7 million decrease in interest-bearing liabilities reduced interest expense by $1.7 million. The decrease in interest-bearing liabilities was largely due to strategic initiatives to reduce balance sheet risks by limiting loan growth and using the proceeds from loan payoffs to decrease high cost time deposits and FHLB advances. A 45 basis point decline in total funding costs reduced interest expense by $4.5 million as the pricing on deposits, especially time deposits, lagged the sharp decline in rates experienced in 2008.

The net interest margin decreased 41 basis points to 2.85% for the year ended December 31, 2010 from 3.26% during the same period in 2009. The Company’s margin has been under pressure primarily due to the cost of retaining surplus liquidity, average loan volume decline, higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter of 2010. Positively impacting the margin was increased utilization of interest rate floors on a majority of variable rate loans and a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the decline in market interest rates. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2011.

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

29.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS

Interest-earning assets
Interest-earning deposits	$4,108	$74	1.80%	$2,755	$48	1.76%	$2,891	$13	0.45%
Securities
Taxable	251,127	5,916	2.36	217,097	8,638	3.98	184,887	8,953	4.84
Non-taxable	30,253	1,594	5.27	35,540	1,946	5.48	38,843	2,208	5.68
Total securities (tax equivalent)	281,380	7,510	2.67	252,637	10,584	4.19	223,730	11,161	4.99
Federal funds sold	2,045	38	1.88	620	32	5.18	3,187	93	2.92
Loans
Commercial	135,848	7,904	5.82	151,821	8,869	5.84	191,578	11,965	6.25
Real estate	664,663	33,606	5.06	797,431	43,992	5.52	791,033	50,630	6.40
Installment and other	3,741	342	9.15	5,431	499	9.18	9,413	636	6.76
Gross loans (tax equivalent)	804,252	41,852	5.20	954,683	53,360	5.59	992,024	63,231	6.37
Total interest-earnings assets	1,091,785	49,474	4.53	1,210,695	64,024	5.29	1,221,832	74,498	6.10

Noninterest-earning assets
Cash and cash equivalents	51,631			44,315			28,415
Premises and equipment, net	27,874			31,225			33,992
Other assets	65,576			64,410			69,919
Total non-interest-earning assets	145,081			139,950			132,326

Total assets	$1,236,866			$1,350,645			$1,354,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	98,535	308	0.31%	103,928	611	0.59%	105,800	1,211	1.14%
Money market accounts	131,173	1,215	0.93	145,870	2,125	1.46	155,001	4,083	2.63
Savings deposits	93,207	179	0.19	89,315	240	0.27	87,615	319	0.36
Time $100,000 and over	214,215	4,930	2.30	237,912	6,195	2.60	216,112	7,945	3.68
Other time deposits	350,216	7,937	2.27	363,356	11,383	3.13	343,456	13,997	4.08
Federal funds purchased and repurchase agreements	13,512	45	0.34	28,670	148	0.52	42,148	760	1.80
Advances from FHLB	77,031	2,265	2.94	87,547	2,296	2.62	119,800	3,279	2.74
Notes payable and subordinated debentures	31,609	1,437	4.49	32,628	1,564	4.74	41,077	2,350	5.72
Total interest-bearing liabilities	1,009,498	18,316	1.81	1,089,226	24,562	2.26	1,111,009	33,944	3.06

Noninterest-bearing liabilities
Noninterest-bearing deposits	115,111			113,533			114,994
Other liabilities	12,705			10,926			10,545
Total noninterest-bearing liabilities	127,816			124,459			125,539
Stockholders’ equity	99,552			136,960			117,610

Total liabilities and stockholders’ equity	$1,236,866			$1,350,645			$1,354,158
Net interest income (tax equivalent)		$31,158			$39,462			$40,554
Net interest income (tax equivalent) to total earning assets			2.85%			3.26%			3.32%
Interest-bearing liabilities to earning assets	92.46%			89.97%			90.93%

(1)	Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34.00%.
(3)	Nonaccrual loans are included in the average balances.
(4)	Overdraft loans are excluded in the average balances.

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

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME

	For the Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-income:
Interest-earning deposits	$25	$1	$26	$1	$34	$35
Investment securities:
Taxable	1,741	(4,463)	(2,722)	1,515	(1,830)	(315)
Non-taxable	(270)	(82)	(352)	(180)	(82)	(262)
Federal funds sold	39	(33)	6	(43)	(18)	(61)
Loans	(7,458)	(4,050)	(11,508)	(1,966)	(7,905)	(9,871)
Total interest income	$(5,923)	$(8,627)	$(14,550)	$(673)	$(9,801)	$(10,474)

Interest expense:
NOW accounts	(35)	(268)	(303)	(49)	(551)	(600)
Money market accounts	(219)	(691)	(910)	(315)	(1,643)	(1,958)
Savings deposits	8	(69)	(61)	2	(81)	(79)
Time, $100,000 and over	(608)	(657)	(1,265)	605	(2,355)	(1,750)
Other time deposits	(445)	(3,001)	(3,446)	593	(3,207)	(2,614)
Federal funds purchased and repurchase agreements	(69)	(34)	(103)	(222)	(390)	(612)
Advances from FHLB	(293)	262	(31)	(859)	(124)	(983)
Notes payable	(42)	(85)	(127)	(409)	(377)	(786)
Total interest expense	$(1,703)	$(4,543)	$(6,246)	$(654)	$(8,728)	$(9,382)

Net interest income	$(4,220)	$(4,084)	$(8,304)	$(19)	$(1,073)	$(1,092)

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

2010 compared to 2009. The 2010 provision for loan losses charged to operating expense totaled $34.6 million, a decrease of $17.4 million in comparison to $52.0 million recorded in the 2009 period. The provision level for 2010 was driven by the following factors:

●	sustained level of nonperforming loans and new credits that migrated to nonperforming status that have required current specific allocation estimates;
●	elevated charge-offs of previously accrued specific allocation that impacts historical loss levels;
●	elevated past due loans;
●	weakening guarantor positions due to economic conditions;
●	continued deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers.

31.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off. Foreclosure of impaired loans has resulted in an increase in the level of other real estate owned as foreclosed properties have been especially difficult to move in the current economic environment.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2009 and 2010. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

2009 compared to 2008. The 2009 provision for loan losses charged to operating expense totaled $52.0 million, an increase of $43.9 million in comparison to $8.1 million recorded in the 2008 period. The increase to the 2009 provision for loan loss was driven by the following factors:

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

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Years Ended December 31,
	2010	2009	2008

Service charges	$5,264	$6,421	$7,303
Mortgage banking income	1,807	2,303	1,525
Electronic banking services	2,057	1,923	1,807
Bank-owned life insurance	1,038	1,048	1,022
Other income	944	1,065	1,951
Subtotal recurring noninterest income	11,110	12,760	13,608
Securities gains (losses)	2,701	251	848
Net impairment on securities	(5,021)	(12,606)	(2,735)
Gain on sale of OREO	333	178	379
Gain on sale of other assets	1,695	128	1,309

Total noninterest income	$10,818	$711	$13,409

32.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2010 compared to 2009. Total noninterest income totaled $10.8 million for the year ended December 31, 2010, as compared to $0.7 million for the same period in 2009. This represented an increase of $10.1 million in 2010 over the prior period.

Included in 2010 and 2009 noninterest income results were securities gains, credit impairment charges on CDO securities, and gains related to the sale of OREO and other assets, which includes the 2010 gain on sale of the Effingham branch. Excluding these items from both periods, recurring noninterest income declined $1.7 million or 13.28% in 2010 versus 2009 levels. This decrease was primarily due to a $1.1 million decrease related to reduced consumer spending and its impact on NSF and overdraft fees. Also contributing was a $0.5 million decrease in mortgage banking income due to lower production.

2009 compared to 2008. Total noninterest income totaled $0.7 million for the year ended December 31, 2009, as compared to $13.4 million for the same period in 2008. This represented a decrease of $12.7 million or 94.78% in 2009 over the prior period.

Included in 2009 and 2008 noninterest income results were securities gains, credit impairment charges on CDO securities, and gains related to the sale of OREO and other assets. Excluding these items, recurring noninterest income declined $0.8 million or 5.88% in 2009 versus 2008 levels. The decrease was primarily due to a $0.9 million decrease related to reduced consumer spending and its impact on NSF and overdraft fees. Also contributing was a $0.8 million decrease due to the sale of the asset management and brokerage business lines which were finalized in 2008. These negative variances were partially offset by a $0.8 million volume related increase in revenue generated from the mortgage banking division.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Years Ended December 31,
	2010	2009	2008

Salaries and employee benefits	$14,549	$16,195	$16,283
Occupancy expense, net	3,200	3,364	3,598
Furniture and equipment expenses	2,152	2,303	2,673
Marketing	350	783	1,228
Supplies and printing	399	458	470
Telephone	782	838	772
Data processing	1,567	1,510	1,309
FDIC insurance	3,372	2,780	184
Loan processing and collection costs	2,434	1,550	809
Amortization of intangible assets	1,258	1,537	1,883
Other expenses	5,854	5,867	5,777
Subtotal recurring noninterest expenses	35,917	37,185	34,986
Goodwill impairment	15,880	8,451	724
OREO valuation adjustments	4,092	1,022	35
Total noninterest expense	$55,889	$46,658	$35,745

2010 compared to 2009. Noninterest expense totaled $55.9 million for the year ended December 31, 2010, as compared to $46.7 million for the same period in 2009. This represented an increase of $9.2 million or 19.70% in 2010 from 2009.

Included in 2010 and 2009 noninterest expense results were OREO valuation adjustments and goodwill impairment charges. Excluding these items, recurring noninterest expense declined $1.3 million or 3.49% in 2010 versus 2009 levels. The decrease was largely due to management’s initiatives to reduce costs with regard to salaries and employee benefits, occupancy expense, furniture and equipment costs, marketing expense and other discretionary items. These savings were partially offset by increasing loan remediation costs, including collection expenses on nonperforming loans and general expenses associated with maintaining other real estate owned.

33.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

If economic conditions remain under pressure and the Company’s regulatory action continues in effect, FDIC insurance premiums and costs to remediate loans and collect on nonperforming loans, in addition to expenses associated with maintaining foreclosed real estate, will remain higher than normal.

2009 compared to 2008. Noninterest expense totaled $46.7 million for the year ended December 31, 2009, as compared to $35.7 million for the same period in 2008. This represented an increase of $11.0 million or 30.81% in 2009 from 2008.

The increase was primarily related to the recognition of an $8.5 million goodwill impairment charge taken during the second quarter of 2009. The change was largely a result of increasing loan remediation costs, including collection expenses on nonperforming loans, general expenses associated with maintaining other real estate owned and a valuation adjustment taken on one property held in other real estate owned. Also contributing to the change was an industry-wide increase in FDIC insurance premiums. These increases were partially offset by management’s initiatives to reduce costs with regard to salaries and employee benefits, occupancy expense, furniture and equipment costs and marketing expense.

Applicable Income Taxes.

Income tax expense (benefit) for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

	Years Ended December 31,
	2010	2009	2008

Income (loss) before income taxes	$(49,143)	$(59,313)	$9,156
Applicable income tax expense (benefit)	16,660	(21,234)	2,766
Effective tax rates	(33.90%)	35.80%	30.21%

The Company recorded 2010 income tax expense of $16.7 million, which included a deferred tax valuation allowance of $30.3 million. Excluding this valuation allowance, a tax benefit of $(13.6) million was recorded as a result of the pre-tax loss of $49.1 million. It should be noted that the entire goodwill impairment charge of $15.9 million was not deductible for income tax purposes. Excluding the tax valuation adjustment and the goodwill impairment, the 2010 effective tax rate would have approximated 41.06%, which equals the tax benefit at the combined statutory rate of 38.62% and the benefit realized from the tax-exempt items.

The Company recorded a 2009 income tax benefit of $(21.2) million, as a result of the pre-tax loss of $(59.3) million. It should be noted that $6.5 million of the goodwill impairment charge of $8.5 million was not deductible for income tax purposes in the 2009 tax benefit number. Excluding this item, the effective tax rate would have been approximately 40.24% in 2009, which equals the tax benefit at the combined statutory rate of 38.62% and the benefit realized from the tax-exempt items.

In 2008, the Company’s effective tax rate was lower than statutory rates due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.

34.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Preferred Stock Dividends

During the second quarter of 2009, the Company suspended cash dividends on Series A, Series B and Series C preferred stocks.

For 2010, the Company accrued, but did not pay, $1.9 million in preferred stock dividends. For 2009, the Company accrued $1.1 million and paid $0.7 million in preferred stock dividends. For 2008, the Company paid $0.2 million in preferred stock dividends. The increase in 2009 accrued preferred dividends was due to the issuance of the Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32.7 million) for the Company’s participation in the U. S. Department of Treasury’s Capital Purchase Program.

Earnings Review by Business Segment

The Company’s segment information discussed below focuses on its three primary lines of business (Segment(s)): Retail Banking, Commercial Banking and Treasury. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses and corporate overhead. All Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made, funding credits on deposits generated, and the cost of maintaining adequate liquidity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 contained in the Notes to Consolidated Financial Statements.

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

See Note 22 of the Notes to Consolidated Financial Statements for the presentation of the condensed income statement and total assets for each Segment.

Retail Segment

The Retail Segment (“Retail”) provides retail banking services including direct lending, checking, savings, money market and certificate of deposit (“CD”) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations in Illinois and Missouri. The Retail Segment also provides a variety of mortgage lending products to meet customer needs. The majority of the mortgage loans originated are sold to a third party mortgage services company, which provides private label loan processing and servicing support for both loans sold and loans retained by the Bank.

2010 compared to 2009. Retail generated a loss of $12.5 million or 19.00% of total segment net loss in 2010 as compared to net loss of $5.4 million or 14.17% of total segment net loss in 2009. Retail assets were $191.4 million at December 31, 2010 and represented 17.32% of total consolidated assets. This compared to $223.4 million or 17.02% at December 31, 2009.

For 2010, net income remained weak due to lower interest income and the end of purchase accounting market-to-market amortization. Further affecting the segment profitability was tax expense related to the deferred tax valuation allowances that were taken during the year and elevated levels of net allocations due to the allocation of the goodwill impairment charge. The decline in the retail assets was primarily related to the decline in the held residential mortgages portfolio.

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

Commercial Segment

The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

2010 compared to 2009. Commercial generated a loss of $48.1 million or 73.10% of total segment net loss in 2010 as compared to a loss of $25.3 million or 66.40% of total segment net loss in 2009. Commercial assets were $576.2 million at December 31, 2010 and represented 52.14% of total consolidated assets. This compared to $693.1 million or 52.80% at December 31, 2009.

Net interest income for 2010 decreased to $25.3 million from $28.0 million in 2009 due to a reduction in the loan portfolio. This was positively offset by lower levels of provision of $34.6 million which combined with stronger noninterest income than 2009 levels. These positive variances from 2009 were overshadowed by significant OREO valuation adjustments taken in 2010. Further affecting the segment profitability was tax expense related to deferred tax valuation allowances that were taken during the year and net allocations were higher in 2010 due to the allocation of the goodwill impairment charge. The decline in the assets was due primarily to strategic reduction initiatives designed to reduce balance sheet risks.

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

Treasury Segment

The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

2010 compared to 2009. The Treasury Segment net loss was $5.2 million or 7.90% of total segment net loss in 2010 as compared to net loss of $7.3 million or 19.16% of total segment net income for the same period in 2009. Treasury assets were $218.0 million at December 31, 2010, or 19.72% of consolidated assets. This compares to $277.4 million or 21.13% at December 31, 2009.

Treasury’s net income for 2010 was impacted by $5.0 million in non-cash impairment charges related to CDO securities, tax expense related to the deferred tax valuation allowances that were taken during the year and elevated levels of net allocations due to the allocation of the goodwill impairment charge. This negative variance is also augmented by lower net interest due largely to higher yielding securities being sold or having their coupon rates reset to historical rate lows during the period. These negative variances were partially offset by gains of $2.7 million being realized from the sale of securities.

In 2010, total Treasury assets decreased due to strategic initiatives to supplement capital by realizing gains in the security portfolio.

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

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are funded for the most part by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are held for investment rather than trading purposes. Such financial instruments have varying levels of sensitivity of economic value to changes in market rates of interest, but also sensitivity in coupon income for adjustable rate instruments and reinvestment income of maturing instruments. The operating income and net income of the Bank depends, to a substantial extent, on “rate differentials,” i.e., the differences between the income the Bank receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other funding sources. These rates are highly sensitive to many factors that are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a multiple scenario analysis. The primary analysis measures the change in net interest income resulting from instantaneous hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates. Due to the current rate environment, this analysis was done in 2010 using a 50 basis point decrease in rates versus the normal 100 to 300 basis point decrease. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions including parallel shifts of market interest rates, loan and security prepayments, and deposit run-off rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

37.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The tables below present the Company’s projected changes in net interest income for 2010 and 2009 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon
	December 31, 2010		December 31, 2009
	Change		Change
	$	%	$	%

+300 bp	$(570)	(1.82)%	$224	0.61%
+200 bp	(1,637)	(5.23)	(1,261)	(3.42)
+100 bp	(1,376)	(4.40)	(962)	(2.61)
+ 50 bp	(701)	(2.24)	(462)	(1.25)
Base	—	—	—	—
- 50 bp	568	1.82	1,338	3.63

Based on the Company’s model at December 31, 2010, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 5.23% or approximately $1.6 million. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.6 million or 1.82%.

Results for the 2010 net interest income analysis were impacted by the strategy to build the investment portfolio early in the year for enhanced secondary liquidity, but later reduced as total footings declined in order to enhance the net interest margin and support capital. During late 2008 and 2009, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial loan relationships in order to maximize the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also make it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. An increase of 300 basis points in the interest rates enables the loan yields to move up from the rate floors and respond to rising market rates similar to the increase in deposit costs.

Management also continued to extend the duration of its borrowing in 2010 to lock in lower rates over the next three to five year period. While this had the effect of increasing near-term funding costs, it served to lock funding over the next several years against the possibility of lack of sufficient funding or significantly higher funding costs should the economy improve and interest rates move significantly higher. This rate lock tends to mitigate the negative impact of the lack of response of loans at floors and other assets that would not immediately benefit from rising interest rates.

38.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Financial Condition

Loans and Asset Quality

The Company offers a broad range of products, including commercial; agricultural production and agricultural real estate; construction, land and development; commercial real estate, 1-4 family mortgages; and consumer loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.

Outstanding loans totaled $721.9 million at December 31, 2010 compared to $885.1 million at December 31, 2009, representing a decrease of $163.2 million or 18.44%. Excluding net charge-offs of $44.0 million and transfers to OREO of $17.5 million, loans decreased $101.7 million primarily due to a combination of normal attrition, pay-downs and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in the number of loan applications as many borrowers are trying to reduce their debt. Construction lending, which is inherently more risky in the current economic climate, decreased $56.2 million or 43.80% since year end 2009. Approximately $27.1 million, or 48.22% of this decrease, was related to charge-offs.

As of December 31, 2010 and 2009, commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $122.7 million and $154.1 million respectively.

The following table describes the composition of loans by major categories outstanding:

LOAN PORTFOLIO

	Aggregate Principal Amount
	December 31,
	2010	2009	2008	2007	2006

Commercial	$87,226	$111,105	$125,484	$150,809	$122,101
Agricultural & AGRE	44,289	39,820	52,606	53,097	57,221
Construction, land & development	72,078	128,309	164,564	158,491	126,098
Commercial RE	342,208	389,534	401,121	328,742	248,432
1-4 family mortgages	172,666	211,695	254,566	255,775	270,251
Consumer	3,404	4,632	6,049	10,371	12,842
Total loans	$721,871	$885,095	$1,004,390	$957,285	$836,944
Allowance for loan losses	(31,511)	(40,909)	(15,018)	(10,755)	(10,835)
Loans, net	$690,360	$844,186	$989,372	$946,530	$826,109

	Percentage of Total Loan Portfolio
	December 31,
	2010	2009	2008	2007	2006

Commercial	12.08%	12.55%	12.49%	15.75%	14.59%
Agricultural & AGRE	6.14	4.50	5.24	5.55	6.84
Construction, land & development	9.98	14.50	16.38	16.56	15.07
Commercial RE	47.41	44.01	39.94	34.34	29.68
1-4 family mortgages	23.92	23.92	25.35	26.72	32.29
Consumer	0.47	0.52	0.60	1.08	1.53
Total loans	100.00	100.00	100.00	100.00	100.00

39.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2010 were as follows:

STATED LOAN MATURITIES (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Commercial	$47,151	$34,822	$5,253	$87,226
Agricultural & AGRE	19,849	13,063	11,377	44,289
Construction, land & development	59,673	12,031	374	72,078
Commercial RE	155,790	137,840	48,578	342,208
1-4 family mortgages	33,195	38,313	101,158	172,666
Consumer	996	2,260	148	3,404

Total	$316,654	$238,329	$166,888	$721,871

 (1) Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2010 were as follows:

LOAN REPRICING

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Fixed rate	$145,353	$156,593	$45,030	$346,976
Variable rate	108,984	75,062	121,218	305,264
Nonperforming loans	62,317	6,674	640	69,631
Total	$316,654	$238,329	$166,888	$721,871

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

The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Bank makes a determination as to collectability on a case-by-case basis and considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

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

The following table sets forth a summary of nonperforming assets:

	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$64,600	$80,121	$10,318	$4,090	$11,759
Loans 90 days past due and still accruing interest	58	—	—	—	—
Troubled debt restructure	5,332	743	—	—	—
Total nonperforming loans	$69,990	$80,864	$10,318	$4,090	$11,759

Other real estate owned	25,564	16,223	12,723	2,937	2,136

Total nonperforming assets	$95,554	$97,087	$23,041	$7,027	$13,895

Nonperforming loans to total end of period loans	9.70%	9.14%	1.03%	0.43%	1.40%
Nonperforming assets to total end of period loans	13.24	10.97	2.29	0.73	1.66
Nonperforming assets to total end of period assets	8.65	7.40	1.64	0.51	1.08

The Company’s level of nonperforming assets continues to be high as it, and many others in the banking industry, copes with one of the most severe recessions in decades. The deterioration in the overall economy and real estate markets in particular has negatively impacted the Company’s lending portfolio. Total nonperforming assets were $95.6 million, or 8.65% of total assets, at December 31, 2010. This included $5.3 million in troubled debt restructures $25.6 million of foreclosed assets and repossessed real estate, $0.06 million in loans 90 days past dues and still accruing, and $64.6 million of nonaccrual loans. Approximately 88.36% of total nonaccrual loans at December 31, 2010 were concentrated in land development, construction and commercial real estate credits. Additionally, 54.45% of total nonaccrual loans represented loans to 10 borrowers.

Nonperforming Loans

Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $10.9 million from December 31, 2009 largely due to the following factors:

●	returning improved loan relationships to accrual status;
●	transferring foreclosed or repossessed real estate from the loan portfolio to OREO;
●	partially charging-off collateral dependent real estate loans down to current fair market value of the collateral; and
●	liquidations and payoffs via workout agreements with borrowers.

The level of nonperforming loans to end of period loans was 9.70% as of December 31, 2010 as compared to 12.44% as of September 30, 2010 and 9.14% as of December 31, 2009. As a result of the decrease in the allowance for loan losses, the allowance to nonperforming loan coverage ratio decreased to 45.02% in the fourth quarter from 50.59% during the fourth quarter 2009.

Other Real Estate Owned

Other real estate owned (OREO) was $25.6 million as of December 31, 2010 compared to $16.2 million as of December 31, 2009. During 2010, the Company transferred $17.5 million of foreclosed or repossessed real estate from the loan portfolio. OREO properties with a carrying value of $16.9 million were written down to their fair value of $12.8 million, resulting in a charge to earnings of $4.1 million. This compares to 2009 when OREO properties with a carrying value of $17.3 million were written down to their fair value of $16.2 million, which resulted in a charge to earnings of $1.1 million during the year.

41.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2010 and 2009:

	2010		2009
	Number Of Parcels	Net Book Carrying Value	Number Of Parcels	Net Book Carrying Value
Developed property	46	$10,112	14	$4,081
Vacant land or unsold lots	24	15,452	7	12,142
Total other real estate owned	70	$25,564	21	$16,223

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Throughout 2010, management identified $56.5 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 44.85% of the loans deemed impaired during 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $6.7 million at December 31, 2010 as compared to $23.4 million at December 31, 2009. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.

Construction Lending Concentration

A strategy to reduce exposure to construction lending that began in 2008 has seen this category fall 60.08% from its highest point at $180.6 million as of June 30, 2008 down to $72.1 million as of December 31, 2010. Construction and land development loans now represent 9.98% of the total loan portfolio, down from 14.50% recorded as of December 31, 2009.

Allowance for Loan Losses

At December 31, 2010, the allowance for loan losses was $31.5 million, or 4.37% of total loans, as compared to $40.9 million, or 4.62% of total loans, at December 31, 2009. The Company recorded a provision of $34.6 million to the allowance for loan losses in 2010 largely due to the following factors:

●	sustained level of nonperforming loans and new credits that migrated to nonperforming status that have required current specific allocation estimates;
●	elevated charge-offs of previously accrued specific allocation that impacts historical loss levels;
●	elevated past due loans;
●	weakening guarantor positions due to economic conditions;
●	continued deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers.

Net loan charge-offs for the year ended December 31, 2010 were $44.0 million, or 5.47% of average loans, compared with $26.2 million, or 2.74% of average loans, in the same period of 2009. Loan charge-offs during 2010 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.

42.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The level of the provision for loan losses recognized was 78.64% of net loan charge offs during the full year 2010, compared to 198.47% in the same period of 2009. Management believes we are recognizing losses in our portfolio through charge-offs as credit developments warrant.

Of the $31.5 million allowance for loan losses, $29.8 million, or 94.60%, was allocated to real estate loans which is the segment of the loan portfolio under greatest duress. As the status of many of these collateral dependent real estate loans deteriorated throughout 2010, management monitored these credits to analyze the adequacy of the cash flows to support the debt levels and obtained updated appraisals to determine the collateral’s fair value for impairment analysis.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2010 and is projected to continue through much of 2011. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at December 31, 2010 was adequate to absorb credit losses inherent in the loan portfolio.

The following tables present a detailed analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2010	2009	2008	2007	2006
Beginning balance	$40,909	$15,018	$10,755	$10,835	$8,362
Charge-offs:
Commercial	3,033	1,772	411	884	404
Agricultural & AGRE	618	49	3	1	13
Construction, land & development	27,147	19,841	1,841	212	45
Commercial RE	11,082	1,827	366	167	388
1-4 family mortgages	2,449	3,237	1,403	185	732
Consumer	80	78	82	118	102
Total charge-offs	$44,409	$26,804	$4,106	$1,567	$1,684
Recoveries:
Commercial	$281	$467	$217	$471	$216
Agricultural & AGRE	3	27	4	3	2
Construction, land & development	38	—	—	—	76
Commercial RE	12	28	10	111	210
1-4 family mortgages	53	95	15	119	68
Consumer	24	29	41	108	93
Total recoveries	$411	$646	$287	$812	$665
Net charge-offs	43,998	26,158	3,819	755	1,019
Provision for loan losses	$34,600	$52,049	$8,082	$675	$(1,275)
Increase due to merger	—	—	—	—	4,767
Ending balance	$31,511	$40,909	$15,018	$10,755	$10,835
Period end total loans	$721,871	$885,095	$1,004,390	$957,285	$836,944
Average loans	$804,252	$954,683	$992,024	$902,658	$464,968

43.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

ALLOWANCE FOR LOAN LOSS RATIOS

	December 31,
	2010	2009	2008	2007	2006
Ratio of net charge-offs to average loans	5.47%	2.74%	0.38%	0.08%	0.22%
Ratio of provision for loan losses to average loans	4.30	5.45	0.81	0.07	(0.27)
Ratio of allowance for loan losses to ending total loans	4.37	4.62	1.50	1.12	1.29
Ratio of allowance for loan losses to total nonperforming loans	45.02	50.59	145.55	262.96	92.14

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,
	2010		2009		2008		2007		2006
	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial	$1,634	12.08%	$4,512	12.55%	$2,554	12.49%	$3,793	15.75%	$4,733	14.59%
Agricultural & AGRE	337	6.14	23	4.50	90	5.24	185	5.55	812	6.84
Construction, land & development	12,500	9.98	22,940	14.50	3,284	16.38	1,778	16.56	1,413	15.07
Commercial RE	13,721	47.41	8,529	44.01	8,004	39.94	3,689	34.34	2,783	29.68
1-4 family residential	3,273	23.92	4,872	23.92	986	25.35	1,113	26.72	787	32.29
Consumer	46	0.47	33	0.52	100	0.60	197	1.08	307	1.53

Total	$31,511	100.00%	$40,909	100.00%	$15,018	100.00%	$10,755	100.00%	$10,835	100.00%

Securities Activities

The primary objective of the Company’s $229.9 million securities portfolio is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Neither the Company nor the Bank hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $219.5 million at December 31, 2010 compared to $264.8 million at December 31, 2009. The Company does not have any securities classified as trading or held-to-maturity. The Company also holds $10.5 million and $10.7 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of December 31, 2010 and December 31, 2009, respectively.

As of December 31, 2010, the Company held seven pooled trust preferred CDO securities involving 300 issuers with a total book value of $8.6 million versus a balance of $13.2 million at December 31, 2009. The decrease of $4.6 million represents OTTI taken in 2010 as well as principal pay-downs which were slightly off-set by a marginal portion of capitalized interest. The investments in CDO securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of 22 banks or, in a few instances, capital notes from insurance companies. An unrealized loss of approximately $4.2 million associated with these securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits of the CDOs may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

44.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table describes the composition of securities by major category and maturity:

SECURITIES PORTFOLIO

	December 31,
	2010		2009		2008
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Available-for-Sale
U.S. government agencies	$7,085	3.23%	$3,966	1.50%	$16,995	7.03%
States and political subdivisions	28,348	12.92	36,541	13.80	38,202	15.80
U.S. government agency residential mortgage-back securities	147,846	67.36	198,183	74.85	143,378	59.27
Collateralized mortgage obligations:
Agency	20,735	9.45	3,261	1.23	6,367	2.63
Private Label	4,936	2.25	11,165	4.22	13,637	5.64
Equity securities	2,254	1.03	1,898	0.72	1,496	0.62
Collateralized debt obligations:
Single Issue	3,849	1.75	—	0.00	—	0.00
Pooled	4,422	2.01	9,758	3.68	19,848	8.21
Corporate	—	0.00	—	0.00	1,928	0.80

Total	$219,475	100.00%	$264,772	100.00%	$241,851	100.00%

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2010. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

MATURITY SCHEDULE

Maturing Period	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-Sale
U.S. government agencies and corporations	$—	0.000%	$3,996	2.508%	$3,089	6.000%	$—	0.000%	$7,085
States and political subdivisions (1)	12,864	5.406	6,747	5.714	4,391	5.717	4,346	5.908	28,348
U.S. government agency residential mortgage-back securities	22	4.653	201	5.135	815	2.855	146,808	2.475	147,846
Collateralized mortgage obligations:
Agency	—	0.000	—	0.000	1,038	4.560	19,697	2.142	20,735
Private Label	—	0.000	—	0.000	—	0.000	4,936	5.462	4,936
Equity Securities	—	0.000	—	0.000	—	0.000	2,254	3.683	2,254
Collateralized debt obligations:
Single Issue	—	0.000	—	0.000	—	0.000	3,849	5.849	3,849
Pooled	—	0.000	—	0.000	—	0.000	4,422	2.225	4,422
Total	$12,886		$10,944		$9,333		$186,312		$219,475

(1)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34.00% income tax rate

Deposit Activities

Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $1.002 billion for 2010, representing a decrease of $51.5 million or 4.89% compared with the average balance of total deposits for 2009 of $1.054 billion.

45.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table sets forth certain information regarding the Bank’s average deposits:

AVERAGE DEPOSITS

	For the Years Ended December 31,
	2010			2009			2008
	Average Amount	% of Total	Average Rate Paid	Average Amount	% Of Total	Average Rate Paid	Average Amount	% of Total	Average Rate Paid
Non-interest-bearing demand deposits	$115,111	11.48%	—%	$113,533	10.77%	—%	$114,994	11.24%	—%
Savings accounts	93,207	9.30	0.19	89,315	8.47	0.27	87,615	8.56	0.36
Interest-bearing demand deposits	229,708	22.91	0.66	249,798	23.71	1.10	260,801	25.50	2.03
Time, less than $100,000	350,216	34.94	2.27	363,356	34.48	3.13	343,456	33.57	4.08
Time, $100,000 or more	214,215	21.37	2.30	237,912	22.57	2.60	216,112	21.13	3.68

Total deposits	$1,002,457	100.00%	1.45%	$1,053,914	100.00%	1.95%	$1,022,978	100.00%	2.69%

As of December 31, 2010, average time deposits over $100,000 represented 21.37% of total average deposits, compared with 22.57% of total average deposits as of December 31, 2009. The Company’s large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2010:

Time Deposits Of $100,000 Or More

Maturity Range
Three months or less	$27,629
Over three months through six months	42,794
Over six months through twelve months	41,232
Over twelve months	92,018
Total	$203,673

Brokered deposits account for $71.2 million of the total from the table above and the majority of their maturities fall into the “Over twelve months” category. As a result of being below well capitalized, among other things, the Bank will be prohibited from accessing the brokered CD markets.

Return on Equity and Assets. The following table presents various ratios for the Company:

Return On Equity And Assets

	For the Years Ended December 31,
	2010	2009	2008

Return on average assets	(5.32)%	(2.82)%	0.47%
Return on average equity	(66.10)	(27.80)	5.43
Average equity to average assets	8.05	10.14	8.69
Dividend payout ratio for common stock	NM	NM	53.71

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net increase in cash and cash equivalents of $26.5 million from December 31, 2010 to December 31, 2009.

During 2010, the Company experienced net cash outflows of $119.5 million in financing activities primarily due to large decreases in deposits, primarily concentrated in the time deposit category. In contrast, net cash inflows of $127.6 million were provided by investing activities due to decreases in loans and pay-downs in the security portfolio; $18.3 million from operating activities largely due to the income tax valuation allowance taken during the year.

The Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2010, 25.07% of the Bank’s interest-bearing deposits were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank’s liquidity could be adversely affected. Currently, the maturities of the large time deposits are spread throughout the year, with 13.55% maturing in the first quarter of 2011, 21.01% maturing in the second quarter of 2011, 20.27% maturing in the third and fourth quarters of 2011, and the remaining 45.17% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

At December 31, 2010, borrowings included $10 million each for Centrue Statutory Trust II and Centrue Statutory Trust III, $10.25 million payable to the Company’s principal correspondent bank, $71.1 million in FHLB advances, $16.2 million in securities sold under agreements to repurchase and a shareholder note for $0.4 million. As described in Note 12 the note to the principal correspondent bank is due March 31, 2015, requires quarterly interest payments, and is collateralized by the Company’s stock in the Bank. The shareholder note requires bi-annual payments of $0.1 million at an imputed interest rate.

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

47.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The Company’s principal source of funds for repayment of the indebtedness is dividends from the Bank. At December 31, 2010, the Bank is prohibited from paying dividends without prior regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	182	191	10,000	—	10,373
Certificates of deposit	345,791	119,196	42,739	93	507,819
Operating leases	290	495	499	249	1,533
Series B Mandatory redeemable preferred stock	—	268	—	—	268
Subordinated Debentures	—	—	—	20,620	20,620
FHLB Advances	48,000	3,059	15,000	5,000	71,059

Total contractual cash obligations	$394,263	$123,209	$68,488	$25,962	$611,922

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2010, the Company had $119.2 million in outstanding loan commitments including outstanding commitments for various lines of credit and $3.5 million of standby letters of credit. See Note 19 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ Equity

Stockholders’ equity at December 31, 2010 was $42.9 million, a decrease of $69.7 million or 61.90%, from December 31, 2009. The change in stockholders’ equity during 2010 was largely the result of operating losses related to an elevated provision for loan losses, impairment charges on securities, goodwill impairment of $15.9 million, deferred tax asset valuation allowance of $30.3 million and a decrease in accumulated other comprehensive income related to the unrealized losses on the securities portfolio. Average equity as a percentage of average assets was 8.05% at December 31, 2010, compared to 10.14% at December 31, 2009. Book value per common share equaled $1.61 at December 31, 2010, a decrease from $13.15 reported at the end of 2009.

48.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Stock Repurchase Programs

The Company currently does not have a stock repurchase program.

Capital Measurements

As reflected in the following table, the Company was considered “adequately-capitalized” and unit Centrue Bank was considered “adequately-capitalized” under regulatory defined capital ratios as of December 31, 2010:

	Company		Bank		Adequately- Capitalized Thresholds
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009
Carrying amounts ($ millions):
Total risk-based capital	$76.5	$114.9	$78.2	$111.2
Tier 1 risk-based capital	$58.0	$91.9	$67.8	$98.3

Capital ratios:
Total risk-based capital	9.35%	11.34%	9.69%	11.13%	8.0%
Tier 1 risk-based capital	7.09%	9.07%	8.41%	9.85%	4.0%
Tier 1 leverage ratio	5.08%	7.10%	5.96%	7.60%	4.0%

The Company and its bank subsidiary capital levels have decreased during 2010 due to a net loss of $65.8 million incurred in 2010 principally related to loan losses, security OTTI, deferred tax valuation allowance and goodwill impairment. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized” further regulatory actions may be taken including requiring us to have higher capital requirements than those required by the Prompt Corrective Action regulations.

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

49.

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

50.

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

51.

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
Centrue Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Centrue Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

52.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Centrue Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois
March 18, 2011

53.

Centrue Financial Corporation
Part II
Consolidated Balance Sheets
December 31, 2010 and 2009 (In Thousands, Except Share and per share Data)

	2010	2009
ASSETS
Cash and cash equivalents	$82,945	$56,452
Securities available-for-sale	219,475	264,772
Restricted securities	10,470	10,711
Loans	721,871	885,095
Allowance for loan losses	(31,511)	(40,909)
Net loans	690,360	844,186
Bank-owned life insurance	30,403	29,365
Mortgage servicing rights	2,425	2,885
Premises and equipment, net	25,687	30,260
Goodwill	—	15,880
Other intangible assets, net	6,293	7,551
Other real estate owned	25,564	16,223
Other assets	11,540	34,399

Total assets	$1,105,162	$1,312,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$118,667	$119,313
Interest-bearing	812,438	935,376
Total deposits	931,105	1,054,689
Federal funds purchased and securities sold under agreements to repurchase	16,188	16,225
Federal Home Loan Bank advances	71,059	86,261
Notes payable	10,623	10,796
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	12,378	11,211
Total liabilities	1,062,241	1,200,070

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	30,810	30,190
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 and 7,453,555 shares issued in 2010 and 2009	7,454	7,454
Surplus	74,721	74,741
Retained earnings (accumulated deficit)	(46,861)	21,486
Accumulated other comprehensive income (loss)	(1,589)	439
	65,035	134,810
Treasury stock, at cost, 1,405,150 shares – 2010 and 1,410,379 – 2009	(22,114)	(22,196)
Total stockholders’ equity	42,921	112,614

Total liabilities and stockholders’ equity	$1,105,162	$1,312,684

See Accompanying Notes to Consolidated Financial Statements.

54.

Centrue Financial Corporation
Part II
Consolidated Statement of Income (Loss)
Years Ended December 31, 2010, 2009 and 2008 (In Thousands, Except PER Share Data)

	2010	2009	2008
Interest income
Loans	$41,750	$53,223	$62,975
Securities
Taxable	5,958	8,696	9,032
Exempt from federal income taxes	1,024	1,246	1,405
Federal funds sold and other	112	80	106
Total interest income	48,844	63,245	73,518

Interest expense
Deposits	14,569	20,554	27,555
Federal funds purchased and securities sold under agreements to repurchase	45	148	760
Federal Home Loan Bank advances	2,265	2,296	3,279
Series B mandatory redeemable preferred stock	16	16	50
Subordinated debentures	1,050	1,074	1,272
Notes payable	371	474	1,028
Total interest expense	18,316	24,562	33,944
Net interest income	30,528	38,683	39,574
Provision for loan losses	34,600	52,049	8,082
Net interest income (loss) after provision for loan losses	(4,072)	(13,366)	31,492

Noninterest income
Service charges	5,264	6,421	7,303
Mortgage banking income	1,807	2,303	1,525
Electronic banking services	2,057	1,923	1,807
Bank-owned life insurance	1,038	1,048	1,022
Securities gains, net	2,701	251	848
Total other-than-temporary impairment losses	(5,452)	(15,814)	(2,735)
Portion of loss recognized in other comprehensive income (before taxes)	431	3,208	—
Net impairment on securities	(5,021)	(12,606)	(2,735)
Gain on sale of OREO	333	178	379
Gain on sale of other assets	1,695	128	1,309
Other income	944	1,065	1,951
	10,818	711	13,409
Noninterest expenses
Salaries and employee benefits	14,549	16,195	16,283
Occupancy, net	3,200	3,364	3,598
Furniture and equipment	2,152	2,303	2,673
Marketing	350	783	1,228
Supplies and printing	399	458	470
Telephone	782	838	772
Data processing	1,567	1,510	1,309
FDIC insurance	3,372	2,780	184
Loan processing and collection costs	2,434	1,550	809
Goodwill impairment	15,880	8,451	724
OREO valuation adjustment	4,092	1,022	35
Amortization of intangible assets	1,258	1,537	1,883
Other expenses	5,854	5,867	5,777
	55,889	46,658	35,745

(Continued)

55.

Centrue Financial Corporation
Part II
Consolidated Statement of Income (Loss)
Years Ended December 31, 2010, 2009 and 2008 (In Thousands, Except PER Share Data)

	2010	2009	2008
Income (loss) before income taxes	(49,143)	(59,313)	9,156
Income tax expense (benefit)	16,660	(21,234)	2,766
Net income (loss)	$(65,803)	$(38,079)	$6,390

Preferred stock dividends	1,924	1,810	207

Net income (loss) for common stockholders	$(67,727)	$(39,889)	$6,183

Basic earnings (loss) per common share for common stockholders	$(11.20)	$(6.61)	$1.02
Diluted earnings (loss) per common share for common stockholders	$(11.20)	$(6.61)	$1.02
Dividends per common share for common stockholders	$—	$0.08	$0.55

See Accompanying Notes to Consolidated Financial Statements

56.

Centrue Financial Corporation
Part II
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008 (In Thousands)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance, January 1, 2008	$500	$—	$7,438	$70,901	$60,344	$939	$(21,246)	$118,876

Common stock dividends	—	—	—	—	(3,321)	—	—	(3,321)
Preferred stock dividends	—	—	—	—	(207)	—	—	(207)
Exercise of stock options (15,445 shares)	—	—	16	217	—	—	—	233
Share-based compensation	—	—	—	370	—	—	—	370
Purchase of 58,500 shares of treasury stock	—	—	—	—	—	—	(1,174)	(1,174)
Cumulative effect of BOLI post-retirement liability	—	—	—	—	(730)	—	—	(730)
Comprehensive income
Net income	—	—	—	—	6,390	—	—	6,390
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(4,529)	—	(4,529)
Total comprehensive income	—	—	—	—	—	—	—	1,861
Balance, December 31, 2008	$500	$—	$7,454	$71,488	$62,476	$(3,590)	$(22,420)	$115,908

Common stock dividends	—	—	—	—	(482)	—	—	(482)
Preferred stock dividends	—	—	—	—	(1,810)	—	—	(1,810)
Deferred compensation distribution (17,685 shares)	—	—	—	(190)	—	—	278	88
Restricted stock awards forfeited (2,000 shares)	—	—	—	52	—	—	(54)	(2)
Share-based compensation	—	—	—	294	—	—	—	294
Issued 32,668 shares of series C preferred stock	—	32,668	—	—	—	—	—	32,668
Issued warrants to purchase 508,320 shares of common stock	—	(3,097)	—	3,097	—	—	—	—
Series C preferred stock discount accretion	—	619	—	—	(619)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(38,079)	—	—	(38,079)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	4,029	—	4,029
Total comprehensive income (loss)	—	—	—	—	—	—	—	(34,050)
Balance, December 31, 2009	$500	$30,190	$7,454	$74,741	$21,486	$439	$(22,196)	$112,614

(Continued)

57.

Centrue Financial Corporation
Part II
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008 (In Thousands)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance, December 31, 2009	$500	$30,190	$7,454	$74,741	$21,486	$439	$(22,196)	$112,614

Common stock dividends	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(1,924)	—	—	(1,924)
Deferred compensation distribution (5,229 shares)	—	—	—	(75)	—	—	82	7
Share-based compensation	—	—	—	55	—	—	—	55
Series C preferred stock discount accretion	—	620	—	—	(620)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(65,803)	—	—	(65,803)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(2,028)	—	(2,028)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(67,831)
Balance, December 31, 2010	$500	$30,810	$7,454	$74,721	$(46,861)	$(1,589)	$(22,114)	$42,921

See Accompanying Notes to Consolidated Financial Statements.

58.

Centrue Financial Corporation
Part II
Consolidated Statement of Cash Flows
Years Ended December 31, 2010, 2009 and 2008 (In Thousands)

	2010	2009	2008
Cash flows from operating activities
Net Income (loss)	$(65,803)	$(38,079)	$6,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,445	2,600	2,841
Goodwill impairment	15,880	8,451	724
Goodwill impairment related to sale of Wealth Management	—	163	340
Amortization of intangible assets	1,258	1,537	1,883
Amortization of mortgage servicing rights, net	687	826	482
Amortization of bond premiums, net	2,766	952	534
Mortgage servicing valuation allowance	225	—	—
Income tax valuation allowance	30,318	—	—
Share based compensation	111	346	370
Gain on sale of branches	(1,179)	—	(1,107)
Provision for loan losses	34,600	52,049	8,082
Provision for deferred income taxes	(11,105)	(16,343)	(2,077)
Earnings on bank-owned life insurance	(1,038)	(1,048)	(1,022)
Other-than-temporary impairment, securities	5,021	12,606	2,735
OREO valuation allowance	4,092	1,057	—
Securities sale losses/(gains), net	(2,701)	(251)	(848)
Gain on sale of other assets, net	(516)	(128)	—
Gain on sale of OREO	(333)	(178)	(379)
Gain on sale of loans	(1,784)	(2,232)	(1,116)
Proceeds from sale of loans held for sale	82,394	132,758	72,101
Origination of loans held for sale	(80,816)	(129,895)	(70,947)
Change in assets and liabilities
(Increase) decrease in other assets	4,690	(3,151)	(604)
Increase (decrease) in other liabilities	(865)	(953)	(160)
Net cash provided by operating activities	18,347	21,087	18,222

Cash flows from investing activities
Proceeds from paydowns of securities available for sale	$69,619	$46,259	$34,018
Proceeds from calls and maturities of securities available for sale	19,064	20,088	86,930
Proceeds from sales of securities available for sale	112,522	8,854	—
Purchases of securities available for sale	(162,581)	(104,618)	(133,684)
Purchase of Bank-owned life insurance	—	(400)	—
Net decrease (increase) in loans	96,249	85,598	(103,287)
Purchase of premises and equipment	132	(484)	(375)
Proceeds from sale of OREO	4,329	2,344	10,486
Sale of branches, net of premium received	(11,726)	—	(19,498)
Net cash provided by (used in) investing activities	127,608	57,641	(125,410)

(Continued)

59.

Centrue Financial Corporation
Part II
Consolidated Statement of Cash Flows
Years Ended December 31, 2010, 2009 and 2008 (In Thousands)

	2010	2009	2008

Cash flows from financing activities
Net increase (decrease) in deposits	$(104,050)	$5,469	$68,419
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(37)	(30,081)	1,369
Repayment of advances from the Federal Home Loan Bank	(69,202)	(244,024)	(719,332)
Proceeds from advances from the Federal Home Loan Bank	54,000	190,000	738,000
Payments on notes payable	(173)	(9,030)	(4,226)
Proceeds from notes payable	—	—	10,250
Dividends on common stock	—	(482)	(3,321)
Dividends on preferred stock	—	(1,810)	(207)
Redemption of preferred stock	—	—	563
Proceeds from exercise of stock options	—	—	233
Net proceeds from preferred stock issued	—	32,668	—
Purchase of treasury stock	—	—	(1,174)
Net cash provided by (used in) financing activities	(119,462)	(57,290)	90,574

Net increase (decrease) in cash and cash equivalents	26,493	21,438	(16,614)

Cash and cash equivalents
Beginning of year	56,452	35,014	51,628

End of year	$82,945	$56,452	$35,014

Supplemental disclosures of cash flow information
Cash payments for
Interest	$18,405	$24,741	$35,927
Income taxes	—	1,028	5,629
Transfers from loans to other real estate owned	17,483	6,908	20,075

See Accompanying Notes to Consolidated Financial Statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Basis of Presentation

For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes.

Use of Estimates

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and other collateral, valuation of other real estate owned, other-than-temporary impairment of securities, ability to realize our deferred tax assets and the fair value of reporting unit goodwill.

Cash flows

Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements, and federal funds purchased. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities

Available-for-sale. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

61.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (“OTTI”) basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. Securities for which there is an unrealized loss that is deemed to be OTTI are written down to fair value with the write-down recorded as a realized loss and included in net impairment on securities, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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

Restricted Securities. Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in restricted stock. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to cost, and no impairment has been recorded during 2010, 2009, or 2008.

Loans

Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees are recognized as fee income when earned.

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

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Nonaccrual Loans. Generally, commercial loans and loans secured by real estate are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

Charged-Off Loans. Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the value of the underlying collateral. The Company evaluates the collectability of both principal and interest when assessing the need for loss accrual.

Troubled Debt Restructurings. In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms. Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance.

90-Day Past Due Loans. 90 days or more past due loans are loans for which principal or interest payments become 90 days or more past due but that still accrue interest since they are loans that are well secured and in the process of collection.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay, and other pertinent factors. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. Additions to the allowance for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.

63.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Effective with the September 30, 2010 analysis, the methodology was enhanced to analyze the historical loss data by risk rating categories and make the support for the qualitative factors more robust. A modified migration analysis was implemented whereby a one year look back window is utilized for each twelve month period to determine what the risk rating was at the beginning of each period. Historical loss rates are then calculated for three groups of risk rating categories. Qualitative factors utilized take into consideration: a) Levels of and trends in delinquencies and impaired loans; b) Levels of and trends in charge-offs and recoveries; c) Trends in the volume and terms of loans; d) Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; e) Experience, ability, and depth of lending management and other relevant staff; f) Industry conditions, as well as national and local economic trends and conditions; g) Effects of changes in credit concentrations; and h) Levels of and trends in past due and non-performing loans. The enhancements made to the methodology did not result in a significant change in the allowance for loan losses balance.

The allowance for loan losses consists of estimations performed pursuant to GAAP requirements. The allowance for loan losses consists of specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan and reserves based on historical loan loss experience for each loan category adjusted for other factors.

The specific reserves component of the allowance for loan losses is based on a regular analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.

The component of the allowance for loan losses based on historical loan loss experience is determined mathematically using a modified loss migration analysis that examines loss experience over the most recent 3-year period and the related internal grading of loans charged-off. The modified loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component based upon historical loss experience is adjusted for management’s estimate of those losses incurred within the loan portfolio, that have yet to be manifested in historical charge-off experience.

The establishment of the allowance for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Premises and Equipment

Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and land is carried at cost. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense on the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the Consolidated Statements of Income.

65.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are initially recorded at fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs, establishing a new cost basis. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Management periodically reviews the carrying value of other real estate owned. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of other real estate owned, are recognized in operating results in the period they are realized.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance (“BOLI”)

BOLI represents life insurance policies on the lives of certain Company officers and directors for which the Company is the sole beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The change in cash surrender value and insurance proceeds received are recorded as bank-owned life insurance income on the Consolidated Statements of Income in noninterest income. Management performs a monthly analysis to determine the current cash surrender value and adjusts the value accordingly. These policies have an approximate cash surrender value of $30.4 million and $29.4 million at December 31, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets of businesses acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on the sale of the disposed assets.

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

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois and Missouri. The provision for income taxes is based on income in the financial statements, rather than amounts reported on the Company’s income tax return. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is unlikely. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

The Company is no longer subject to examination by federal taxing authorities for the tax year 2006 and the years prior.

67.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares and Series A convertible preferred shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 5 for additional information.

Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes its board of directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.

The Company has the following classes of preferred stock issued or authorized:

Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2010 and 2009. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

68.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 268 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2010 and 2009 respectively, which are shown in other liabilities in accordance with accounting guidance. In December, 2008, 563 shares were redeemed at the shareholder’s request. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

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

Series C Fixed Rate Cumulative Perpetual Preferred Stock: The Company has authorized 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share. There were 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock issued at December 31, 2010 and 2009. Dividends accrue on each share of Series C Preferred Stock from the date of issuance. Management is accreting the discount on the preferred stock over a five year life using an effective yield.

The Series C Fixed Rate Cumulative Perpetual Preferred Stock issued by the Company pays cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The Company may, at its option, redeem the preferred securities at their liquidation preference plus accrued and unpaid dividends at any time. Both the preferred securities and the warrant are accounted for as components of regulatory Tier 1 capital. The securities purchase agreement, between the Company and the Treasury, limits the payment of dividends on the Common Stock to a quarterly cash dividend of $0.14 per share, limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain executive compensation limitations.

Dividend Restrictions

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the subsidiary bank to the holding company or by the holding company to stockholders. As discussed in Note 18, the Company and the Bank are prohibited from declaring dividends.

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

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. As of December 31, 2010, the Company included unrealized gains or losses on securities available-for-sale in other comprehensive income.

Treasury Stock

Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to surplus.

Segment Information

The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 22 for additional information.

Internal financial information is primarily reported and aggregated in the following lines of business: retail, commercial, treasury and other.

Reclassifications

Certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, have been reclassified to be consistent with the classifications adopted as of and for the year ended December 31, 2010.

Adoption of New Accounting Standards

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this guidance as of January 1, 2009.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this guidance did not have a material effect on the Company’s financial statements.

70.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB issued guidance on the consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance did not have a material effect on the Company’s financial statements.

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
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities

The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. government agencies	$6,917	$168	$—	$7,085
States and political subdivisions	27,825	531	(8)	28,348
U.S. government agency residential mortgage-back securities	145,907	2,070	(131)	147,846
Collateralized mortgage obligations:
Agency	20,543	192	—	20,735
Private Label	4,943	70	(77)	4,936
Equity securities	2,213	41	—	2,254
Collateralized debt obligations:
Single Issue	3,846	3	—	3,849
Pooled	8,593	42	(4,213)	4,422
	$220,787	$3,117	$(4,429)	$219,475

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. government agencies	$3,750	$216	$—	$3,966
States and political subdivisions	35,473	1,093	(25)	36,541
U.S. government agency residential mortgage-back securities	195,229	3,203	(249)	198,183
Collateralized mortgage obligations:
Agency	3,208	53	—	3,261
Private Label	11,294	8	(137)	11,165
Equity securities	1,886	55	(43)	1,898
Collateralized debt obligations:
Single Issue	—	—	—	—
Pooled	13,216	—	(3,458)	9,758
	$264,056	$4,628	$(3,912)	$264,772

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Years Ended December 31,
	2010	2009	2008
Proceeds from calls and maturities	$19,064	$20,088	$86,930
Proceeds from sales	112,522	8,854	—
Realized gains	2,739	251	848
Realized losses	(38)	—	—
Net impairment loss recognized in earnings	(5,021)	(12,606)	(2,735)
Tax benefit (provision) related to net realized gains and losses	896	4,773	729

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

72.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$12,709	$12,864
Due after one year through five years	10,428	10,743
Due after five years through ten years	7,315	7,480
Due after ten years	16,729	12,617
U.S. government agency mortgage-backed securities	145,907	147,846
Collateralized mortgage obligations	25,486	25,671
Equity securities	2,213	2,254
	$220,787	$219,475

At December 31, 2010, the Company held callable securities with a fair value and amortized cost of $22.0 million and $25.9 million, respectively. At December 31, 2009, the Company held callable securities with a fair value and amortized cost of $24.4 million and $29.3 million, respectively.

Securities with carrying values of approximately $154.1 million and $182.6 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders’ equity.

The Company does not have any securities classified as trading or held-to-maturity.

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$664	$(3)	$350	$(5)	$1,014	$(8)
U.S. government agency residential mortgage-backed securities	17,216	(131)	—	—	17,216	(131)
Collateralized residential mortgage obligations: Private Label	—	—	2,559	(77)	2,559	(77)
Collateralized debt obligations: Pooled	—	—	4,330	(4,213)	4,330	(4,213)
Total temporarily impaired	$17,880	$(134)	$7,239	$(4,295)	$25,119	$(4,429)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$444	$(6)	$777	$(19)	$1,221	$(25)
U.S. government agency residential mortgage-backed securities	40,920	(249)	—	—	40,920	(249)
Collateralized residential mortgage obligations: Private Label	—	—	9,841	(137)	9,841	(137)
Equities	—	—	51	(43)	51	(43)
Collateralized debt obligations: Pooled	—	—	9,758	(3,458)	9,758	(3,458)
Total temporarily impaired	$41,364	$(255)	$20,427	$(3,657)	$61,791	$(3,912)

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

At December 31, 2010, approximately 85.21% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

The Company’s mortgage-backed securities portfolio includes three private labeled collateralized mortgage obligations with a market value of $4.9 million and unrealized losses of $0.1 million at December 31, 2010. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors to insure it has adequate credit support and as of December 31, 2010, year-to-date other than temporary impairment (“OTTI”) was realized on the three non-agency CMO instruments for a recorded loss of $0.3 million. For the remaining mortgage-backed securities, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Company’s unrealized losses relate primarily to its investment in pooled trust preferred securities included in collateralized debt obligations (“CDO”). The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our OTTI evaluation model includes the seven CDOs making up this portfolio with an $8.6 million book value, after impairment. These securities were rated high quality (A3 and above) at inception, but at December 31, 2010, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers in addition to detailing interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class. For the year ended December 31, 2010, our model indicated OTTI of $4.7 million on five of the seven CDOs, all of which experienced additional defaults or deferrals and/or prepayments during the period in which the OTTI was recognized. These securities remained classified as available for sale at December 31, 2010, and together, the seven securities accounted for $4.2 million of the unrealized loss in the other securities category at December 31, 2010.

74.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table below presents a roll forward of the credit losses recognized in earnings for the year ended December 31, 2010 and 2009:

Beginning balance, January 1, 2010	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	5,021
Ending balance, December 31, 2010	$20,362

Beginning balance, January 1, 2009	$2,735
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	10,906
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	1,700

Ending balance, December 31, 2009	$15,341

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	December 31,
	2010	2009

Commercial	$87,226	$111,105
Agricultural & AGRE	44,289	39,820
Construction, land & development	72,078	128,309
Commercial RE	342,208	389,534
1-4 family mortgages	172,666	211,695
Consumer	3,404	4,632
Total loans	$721,871	$885,095
Allowance for loan losses	(31,511)	(40,909)
Loans, net	$690,360	$844,186

75.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The credit quality indicator utilized by the Company to internally analyze the loan portfolio is the internal risk rating. Internal risk ratings of 0 to 5 are considered pass credits, a risk rating of a 6 is special mention, a risk rating of a 7 is substandard, and a risk rating of an 8 is doubtful. Loans classified as pass credits have no material weaknesses and are performing as agreed. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the commercial loan portfolio by internal risk rating:

Dec. 31, 2010	Commercial				Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	AG & AG RE	Construction Land & Development	Owner-occupied	Non-Owner Occupied	Total
1-2	$2,294	$331	$8,527	$4,700	$8,559	$1,479	$25,890
3	3,935	7,333	10,873	1,237	17,673	23,045	64,096
4	21,225	24,042	16,742	1,500	76,491	61,468	201,468
5	10,483	4,768	3,588	8,720	21,389	42,495	91,443
6	1,217	4,506	42	7,232	3,206	20,821	37,024
7	2,149	4,898	4,517	48,689	25,075	40,507	125,835
8	—	45	—	—	—	—	45
Total	$41,303	$45,923	$44,289	$72,078	$152,393	$189,815	$545,801

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential – 1-4 family
Internal Risk Rating	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2010
Unrated	$99,852	$55,147	$154,999
Special mention	1,034	1,769	2,803
Substandard	13,707	1,157	14,864
Total	$114,593	$58,073	$172,666

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.

An analysis of activity in the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of year	$40,909	$15,018	$10,755
Provision (credit) for loan losses	34,600	52,049	8,082
Recoveries	411	646	287
Loans charged off	(44,409)	(26,804)	(4,106)
Balance at end of year	$31,511	$40,909	$15,018

76.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Troubled debt restructurings are separately identified for impairment disclosures. If a loan is considered to be collateral dependent loan, the troubled debt restructuring is reported, net, at the fair value of the collateral. The Company had troubled debt restructuring of $5.3 million and $0.7 million as of December 31, 2010 and 2009. Specific reserve of $0.4 million and $0.3 million were allocated to a customer whose loan terms have been modified in troubled debt restructuring as of December 31, 2010 and 2009. At December 31, 2010, nonaccrual troubled debt restructured loans were $5.0 million, as compared to $0.3 million at December 31, 2009. At December 31, 2010 and 2009 $0.3 million and $0.4 million of troubled debt structures were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2010 and 2009.

	Commercial	AG & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Dec. 31, 2010
Allowance for loan losses:
Loans individually evaluated for impairment	$1,175	$328	$8,174	$6,487	$1,500	$—	$17,664
Loans collectively evaluated for impairment	459	9	4,326	7,234	1,773	46	13,847
Total ending allowance balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511

Loan balances:
Loans individually evaluated for impairment	$6,858	$4,516	$48,535	$51,652	$14,602	$1	$126,164
Loans collectively evaluated for impairment	80,368	39,773	23,543	290,556	158,064	3,403	595,707
Loans with an allowance recorded:	$87,226	$44,289	$72,078	$342,208	$172,666	$3,404	$721,871

The following tables present data on impaired loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Dec. 31, 2010
Loans with no related allowance recorded:
Commercial	$3,968	$5,805	$—	$1,638	$133
Agricultural & AGRE	68	685	—	143	86
Construction, land & development	8,695	23,949	—	8,188	(395)
Commercial RE	22,129	26,581	—	15,795	313
1-4 family residential	2,838	2,953	—	3,069	104
Consumer	1	1	—	—	—
Subtotal	37,699	59,974	—	28,833	241
Loans with an allowance recorded:
Commercial	1,715	2,890	1,175	4,228	140
Agricultural & AGRE	4,120	4,448	328	3,849	155
Construction, land & development	31,666	51,001	8,174	40,972	914
Commercial RE	23,036	34,695	6,487	28,443	635
1-4 family residential	10,264	12,812	1,500	11,481	856
Consumer	—	—	—	11	—
Subtotal	70,801	105,846	17,664	88,984	2,700
Total	$108,500	$165,820	$17,664	$117,817	$2,941

Commercial	$95,397	$150,055	$16,164	$103,256	$1,981
Residential	$13,102	$15,765	$1,500	$14,550	$960
Consumer	$1	$1	$—	$11	$—

77.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

	December 31,
	2009	2008

Year-end impaired loans for which an allowance has been provided	$129,655	$36,754
Year-end impaired loans for which no allowance has been provided	35,923	1,880

Total impaired loans	$165,578	$38,634

Allowance for loan loss allocated to impaired loans	$26,717	$8,357
Average recorded investment in impaired loans	116,260	19,156
Interest income recognized from impaired loans	11,376	1,760
Cash basis interest income recognized from impaired loans	9,322	1,803

Due to the economic conditions facing many of its customers, the Company determined that there were $56.5 million of loans that were classified as impaired but were considered to be performing loans at December 31, 2010.

The following table represents activity related to loan portfolio aging:

	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days accruing
Dec. 31, 2010
Commercial
Closed end	$225	$1	$321	$547	$40,756	$41,303	$—
Line of credit	—	—	4,089	4,089	41,834	45,923	—
Agricultural & AGRE	58	—	89	147	44,142	44,289	—
CRE – construction, land & develop	1,856	2,664	36,355	40,875	31,203	72,078	—
CRE – all other
Owner occupied	633	217	12,361	13,211	139,182	152,393	—
Non-owner occupied	1,194	—	12,765	13,959	175,856	189,815
Residential – 1-4 family
Senior lien	2,111	866	3,143	6,120	108,473	114,593	58
Junior lien & lines of credit	862	300	566	1,728	56,345	58,073	—
Consumer	2	2	—	4	3,400	3,404	—
Total	$6,941	$4,050	$69,689	$80,680	$641,191	$721,871	$58

The following tables represent data for nonperforming loans:

December 31,
2010
Commercial
Closed end	$321
Line of credit	4,088
Agricultural & AGRE	89
CRE – construction, land & development	36,355
CRE – all other
Owner occupied	12,361
Non-owner occupied	12,765
Residential – 1-4 family
Senior lien	3,085
Junior lien & lines of credit	567
Consumer	—
Total	$69,631

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

Loans made to executive officers, directors, and their affiliates during 2010 were as follows:

Balance at December 31, 2009	$3,005
New loans, extensions, and modification	591
Repayments	(1,366)
Effect of changes in composition of related parties	435
Balance at December 31, 2010	$2,665

Note 5. Fair Value

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements and the categorization of where an asset or liability falls within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are defined as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities

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

79.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Pooled Trust Preferred Collateralized Debt Obligations (“CDO”). The assets included in Level 3 are CDOs. These securities were historically priced using Level 2 inputs. However, in 2008, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, the Company uses an internal other-than-temporary impairment (“OTTI”) evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of each CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust-preferred securities. Assumptions used in the model include expected future default rates and prepayments.

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each issuer in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the issuer in each tranche can be divided between a pool of “performing” company and “under-performing” company. A factor is applied to the under-performing company for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation were approximately 5% of the performing balance of the instrument across the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be applied to the London Interbank Offered Rate (“LIBOR”) was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor applied ranged from 200 basis points to 600 basis points based on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for December 31, 2010 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At December 31, 2010, the Company held seven pooled trust preferred CDOs with an amortized cost of $8.6 million (after fourth quarter 2010 credit impairment). These securities were rated high quality (A3 and above) at inception, but at December 31, 2010, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

80.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

The Company performed an analysis including evaluation for OTTI for each of the seven CDOs. During full-year 2010, our model indicated OTTI on five CDOs, with an aggregate cost basis (after impairment) of $4.3 million. Total impairment for these five CDOs was $4.7 million. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at year-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate. Specific ratings of our CDOs that have incurred OTTI during 2010 are listed below:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of Dec 31, 2010 Moody’s/S&P	Ratings as of Dec 31, 2009 Moody’s/S&P

PreTSL VIII	B-1/B-2	616	342	(274)	C / NR	C / NR
PreTSL XII	B-1	2,807	1,037	(1,771)	Ca / NR	Ca / NR
PreTSL XIII	B-3	455	224	(231)	Ca / NR	Ca / NR
PreTSL XVI	B	306	63	(242)	Ca / NR	Ca / NR
PreTSL XXIV	C-2	109	24	(85)	Ca / NR	Caa3 / NR
		$4,293	$1,690	$(2,603)

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During full-year 2010, our model indicated OTTI on three CMOs, with an aggregate cost basis (after impairment) of $4.9 million. Total impairment for these three CMOs was $0.3 million. Specific ratings of our CMOs that have incurred OTTI are listed below:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/ (Losses)	Ratings as of Dec 31, 2010 Moody’s/ S&P	Ratings as of Dec 31, 2009 Moody’s/ S&P

RAST Series	A3	$1,049	$1,081	$32	NR / CCC	NR / CCC
BOAMS	A10	2,636	2,559	(77)	NR / BBB	NR / AAA
WFMBS Series	2A6	1,258	1,296	38	Ba2 / NR	Baa3 / NR
		$4,943	$4,936	$(7)

Single Issue Trust Preferred. During the third quarter of 2010, the Company purchased $3.8 million of single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports.

The Company’s unrealized losses on other securities relate primarily to its investment in CDO securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. The Company does not intend to sell these securities nor is it more likely than not the Company will be required to sell these securities before its anticipated recovery.

Other Real Estate Owned (“OREO”)

Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are initially recorded at fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs, establishing a new cost basis. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Management periodically reviews the carrying value of other real estate owned. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of other real estate owned, are recognized in operating results in the period they are realized.

81.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
U.S. government agencies	$7,085	$—	$7,085	$—
State and political subdivisions	28,348	—	28,348	—
U.S. government agency residential mortgage-backed securities	147,846	—	147,846	—
Collateralized mortgage obligations:
Agency	20,735	—	20,735
Private Label	4,936	—	—	4,936
Equities	2,254	—	2,254	—
Collateralized debt obligations:
Single Issue	3,849	—	3,849	—
Pooled	4,422	—	—	4,422
Available-for-sale securities	$219,475	$—	$210,117	$9,358

		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
U.S. government agencies	$3,966	$—	$3,966	$—
State and political subdivisions	36,541	—	36,541	—
U.S. government agency residential mortgage-backed securities	198,183	—	198,183	—
Collateralized mortgage obligations:
Agency	3,261	—	3,261	—
Private Label	11,165		1,376	9,789
Equities	1,898	—	1,898	—
Collateralized debt obligations
Single Issue	—	—	—	—
Pooled	9,758	—	—	9,758
Available-for-sale securities	$264,772	$—	$245,225	$19,547

82.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs. There currently are no liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

	Securities Available for Sale
	2010		2009
	CDO’s	CMO’s	CDO’s	CMO’s
Beginning balance, January 1,	$9,758	$9,789	$19,848	$—

Transfers into Level 3	—	—	—	10,655
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(4,745)	(276)	(12,191)	(415)
Payments received	—	(4,705)	—	(153)
Other changes in fair value	123	(1)	—	—
Included in other comprehensive income	(714)	129	2,101	(451)
Ending Balance, December 31,	$4,422	$4,936	$9,758	$9,789

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Impaired loans
Commercial	$1,715	$—	$—	$1,715
Agricultural & AGRE	4,120	—	—	4,120
Construction, land & development	31,666	—	—	31,666
Commercial RE	23,036	—	—	23,036
1-4 family residential	10,264	—	—	10,264
OREO property
Construction, land & development	9,317	—	—	9,317
Commercial RE	3,284	—	—	3,284
1-4 family residential	178	—	—	178

December 31, 2009
Impaired loans	$102,938	$—	$—	$102,938
OREO property	11,107			11,107

The fair value of impaired loans with specific loan loss allocations is generally based on the most recent real estate appraisals, with further discounts applied, or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Judgments used to determine appraised values can be subjective, discounts applied can be significant, as the timing of expected cash flows can be fluid. All of these factors result in a Level 3 classification of the inputs for determining fair value.

Impaired loans had a carrying amount of $88.5 million with a specific loan loss allocations of $17.7 million in 2010, resulting in an additional provision for loan losses of $9.1 million for the period. In 2009, they had a carrying amount of $129.7 million with a valuation allowance of $26.7 million, resulting in an additional provision for loan losses of $17.7 million for that period. The majority of our impaired loans are collateralized by real estate.

83.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

During 2010, OREO properties with a carrying value of $16.9 million were written down to their fair value of $12.8 million, resulting in a charge to earnings of $4.1 million. This compares to 2009 when OREO properties with a carrying value of $17.3 million were written down to their fair value of $16.2 million, which resulted in a charge to earnings of $1.1 million during the year.

The Methods and Assumptions Used to Estimate Fair Value

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

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$82,945	$82,945	$56,452	$56,452
Securities	219,475	219,475	264,772	264,772
Restricted securities	10,470	N/A	10,711	N/A
Net loans	690,360	657,529	844,186	808,446
Accrued interest receivable	3,860	3,860	4,709	4,709
Financial liabilities
Deposits	931,105	935,371	1,054,689	1,059,766
Federal funds purchased and securities sold under agreements to repurchase	16,188	16,188	16,225	16,225
Federal Home Loan Bank advances	71,059	73,170	86,261	87,727
Notes payable	10,623	10,796	10,796	9,092
Subordinated debentures	20,620	9,865	20,620	11,383
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	3,962	3,962	4,051	4,051

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning potential of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the trust operations, customer goodwill and similar items.

84.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 6. Loan Sales and Servicing

Loans held for sale at year end related to our secondary mortgage market activities, located in the “Loans” section of our balance sheet, are as follows:

	December 31,
	2010	2009
Loans held for sale	$1,718	$1,512
Less: Allowance to adjust to lower of cost or fair value	—	—
Loans held for sale	$1,718	$1,512

The following summarizes the secondary mortgage market activities:

	Years Ended December 31,
	2010	2009	2008
Proceeds from sales of mortgage loans	$82,394	$132,758	$72,101

Gain on sales of mortgage loans	$1,784	$2,232	$1,116

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2010	2009
Federal Home Loan Mortgage Corporation	$57,906	$75,438
Federal National Mortgage Association	271,040	265,484
IHDA	—	1,357
	$328,946	$342,279

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2.6 million and $2.2 million at December 31, 2010 and 2009, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$2,885	$2,890	$3,161
Originated mortgage servicing rights	452	821	211
Mortgage servicing valuation allowance	(225)	—	—
Amortization	(687)	(826)	(482)
Balance at end of year	$2,425	$2,885	$2,890

Management periodically evaluates assets for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $2.7 million and $2.9 million at December 31, 2010 and 2009, respectively. Fair value was determined using discount rates ranging from 9.50% to 17.00% and prepayment speeds ranging from 15.55% to 17.11% depending on the stratification of the specific right.

Estimated amortization expense for each of the next five years is as follows:

2011	$430
2012	420
2013	405
2014	400
2015	410

85.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2010	2009

Land	$9,183	$9,778
Buildings	20,419	22,789
Furniture and equipment	22,212	22,696
Construction in process	25	37
	51,839	55,300
Less accumulated depreciation	26,152	25,040
	$25,687	$30,260

Depreciation expense on premises and equipment totaled $2.4 million in 2010, $2.6 million in 2009, and $2.8 million in 2008.

During 2010, the Bank completed the sale of one branch and one operations building. These transactions reduced premises and equipment by $2.4 million and generated gains on sale of $1.4 million.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.14) declared on the common stock prior to October 28, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties.

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the dividends in accordance to GAAP and the terms of the program at December 31, 2010 and 2009, the amounts accrued are $2.7 million and $1.0 million. The Company may, at its option, with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Both the preferred securities and the warrant are accounted for as components of regulatory Tier 1 capital. Per accounting guidelines, the Company is accreting the discount for this instrument.

Note 9. Goodwill and Intangible Assets

Goodwill

Goodwill is tested annually for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is the Bank. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

Based upon impairment testing in the second quarter of 2009, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. Centrue Bank experienced operating losses driven by the deterioration in the real estate markets and OTTI losses on trust preferred CDOs. The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Centrue Bank. As a result of applying the second step of the impairment test, Centrue Bank recorded goodwill impairment of $8.5 million in 2009.

Based upon impairment testing in the fourth quarter of 2009, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. The results of the second step test indicated no additional impairment as the fair value of the balances supported the level of goodwill carried.

Based upon impairment testing in the fourth quarter of 2010, Centrue Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. As a result of applying the second step of the impairment test, all remaining goodwill associated with our banking operations was fully impaired, totaling $15.9 million.

The change in balance of goodwill during the year is as follows:

	December 31,
	2010	2009

Beginning of year	$15,880	$24,494
Goodwill impairment due to sale of Wealth Management	—	(163)
Goodwill impairment	(15,880)	(8,451)

End of year	$—	$15,880

87.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Goodwill and Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$8,412	$14,124	$7,154
Other customer relationship intangibles	—	—	—	—
Missouri charter	581	—	581	—

Total	$14,705	$8,412	$14,705	$7,154

Aggregate amortization expense was $1.3 million, $1.5 million, and $1.9 million for 2010, 2009, and 2008, respectively.

Estimated amortization expense for subsequent years is as follows:

2011	$1,029
2012	951
2013	951
2014	951
2015	951
Thereafter	879

Note 10. Deposits

Deposit account balances by type are summarized as follows:

	December 31,
	2010	2009
Non-interest-bearing demand deposit	$118,667	$119,313
Savings, NOW, and money market accounts	304,619	337,918
Time deposits of $100 or more	203,673	236,009
Other time deposits	304,146	361,449
	$931,105	$1,054,689

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Year	Amount

2011	$345,791
2012	111,010
2013	8,186
2014	13,539
2015	29,200
Thereafter	93
$507,819

88.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Deposits (Continued)

Time certificates of deposit in denominations of $100 or more mature as follows:

	December 31,
	2010	2009
3 months or less	$27,629	$58,557
Over 3 months through 6 months	42,794	35,790
Over 6 months through 12 months	41,232	56,334
Over 12 months	92,018	85,328
	$203,673	$236,009

At December 31, 2010 and 2009, brokered deposits account for $71.2 million and $66.5 million, respectively, of the totals from the table above and the majority of their maturities fell into the “Over twelve months” category in each year. Deposits from principal officers, directors and their affiliates at year end 2010 and 2009 were $1.6 million and $1.8 million.

Note 11. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that generally mature within 90 days. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $16.2 million at year-end 2010 and 2009. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2010, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009

Average daily balance during the year	$13,484	$27,631
Average interest rate during the year	0.33%	0.51%
Maximum month-end balance during the year	16,188	40,709
Weighted average interest rate at year-end	0.25%	0.61%

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

Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 0.25% for Trust II and a 6.67% fixed rate for Trust III, respectively, (at a rate of 2.90% and 6.67% at December 31, 2010) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures is fixed for five years and then transitions to a variable rate that is 1.65% over the LIBOR rate. Interest expense on the trust preferred securities was $1.1 million for each of the years ended December 31, 2010 and 2009. During the third quarter of 2009, the Company began deferring the interest payments on these instruments. All interest is accrued as of December 31, 2010. At December 31, 2010 and 2009, the amounts accrued are $1.6 million and $0.5 million. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

89.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 12. Subordinated Debentures (Continued)

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

Note 13. Borrowed Funds

At December 31, 2010 and 2009, $3.0 million and $8.0 million of FHLB advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had $102.1 million collateral credited to the Company by the FHLB. This amount consists of pledged securities of $73.1 million earning us a collateral credit of $70.0 million. Additionally, the Company has pledged $53.6 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The FHLB credits the Company $32.1 million for these. The Company has no variable rate advances at year-end 2010 and 2009. The advances are at fixed rates ranging from 2.15% to 4.90% at year-end 2010 and 0.42% to 4.90% at year-end 2009.

The scheduled maturities of advances from the FHLB at December 31, 2010 and 2009 are as follows:

	2010		2009
	Average		Average
	Interest		Interest
Year	Rate	Amount	Rate	Amount
2010	—	$—	1.81%	$15,200
2011	2.78%	48,000	2.78	48,000
2012	2.15	3,000	2.15	3,000
2013	4.61	59	4.61	61
2014	3.00	15,000	3.00	15,000
2015	—	—	—	—
Thereafter	4.37	5,000	4.37	5,000
	2.91%	$71,059	2.72%	$86,261

Notes payable consisted of the following at December 31, 2010 and 2009:
	2010	2009
Term note ($250) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95% with a floor of 6.50%. The balance is due at maturity of March 31, 2015; secured by 100% of the stock of Centrue Bank.	250	250

Subordinated debt note ($10,000) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; the debt is unsecured and intended to qualify as tier II capital for regulatory purposes.	10,000	10,000

A note to an individual related to a prior acquisition. The original amount was $2,000. The note was entered into on October 23, 2002 and carries an imputed interest of 5.25%. The note matures on October 24, 2012.	373	546
	$10,623	$10,796

90.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Borrowed Funds (Continued)

As of December 31, 2010, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements, refer to Note 18.

At December 31, 2010, the loan agreement contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as well-capitalized, the Bank’s maximum nonperforming assets to primary capital below 90%, and the Bank’s minimum loan loss reserves to total loans of 3.00%. As a result of falling below well-capitalized levels, the Company was in violation of certain loan covenants at December 31, 2010. All payments remain current under the facility and the Company received a waiver of these covenants.

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum loan loss reserves to total loans of 3.00%.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of December 31, 2010 and December 31, 2009 was $0.4 million and $0.5 million, respectively.

Information concerning borrowed funds is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal Funds Purchased
Year-end balance	$—	$—	$19,200
Maximum month-end balance during the year	—	8,600	35,700
Average balance during the year	28	1,039	8,991
Weighted average interest rate for the year	0.82%	0.71%	2.54%
Weighted average interest rate at year end	N/A	N/A	0.45%
Advances from the Federal Home Loan Bank
Maximum month-end balance during the year	$86,161	$140,283	$140,285
Average balance during the year	77,031	87,547	119,800
Weighted average interest rate for the year	2.94%	2.62%	2.74%
Weighted average interest rate at year end	2.91%	2.72%	1.69%
Notes Payable
Maximum month-end balance during the year	$10,796	$19,826	$24,016
Average balance during the year	10,722	11,740	19,628
Weighted average interest rate for the year	3.46%	4.04%	5.24%
Weighted average interest rate at year end	2.87%	3.38%	5.77%

91.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes

Income tax expense (benefit) consisted of:

	Years Ended December 31,
	2010	2009	2008
Federal
Current	$(2,507)	$(3,839)	$4,182
Deferred	(9,154)	(13,756)	(1,911)
	(11,661)	(17,595)	2,271
State
Current	(46)	(1,052)	661
Deferred	(1,951)	(2,587)	(166)
	(1,997)	(3,639)	495
Change in valuation allowance	30,318	—	—
	$16,660	$(21,234)	$2,766

The Company’s income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,
	2010	2009	2008
Expected income taxes	$(16,709)	$(20,166)	$3,113
Income tax effect of
Change in valuation allowance	30,318	—	—
Interest earned on tax-free investments and loans	(415)	(513)	(646)
Nondeductible interest expense incurred to carry tax-free investments and loans	34	51	82
Nondeductible amortization	—	—	40
State income taxes, net of federal tax benefit	(1,318)	(2,402)	327
Building donation	(91)	(61)	—
Earnings on Bank-owned life insurance	(358)	(338)	(329)
Nondeductible goodwill impairment	5,399	2,225	—
Stock option expense	34	39	53
Nondeductible meals and health club dues	20	31	45
Other	(254)	(100)	81
	$16,660	$(21,234)	$2,766

92.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

The significant components of deferred income tax assets and liabilities consisted of:

	December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$12,172	$15,801
Other-than-temporary impairment on securities	7,865	5,926
Deferred compensation, other	163	274
Stock based expense	176	227
Net operating loss carryforwards	11,480	1,773
Securities available for sale	508	—
Deferred tax credits	693	148
OREO valuation allowance	1,989	408
Donation carryforward	340	154
Other	186	179
Total deferred tax assets	35,572	24,890
Deferred tax liabilities
Depreciation	$(27)	$(581)
Adjustments arising from acquisitions	(1,577)	(1,695)
Mortgage servicing rights	(937)	(1,114)
Securities available-for-sale	—	(278)
Federal Home Loan Bank dividend received in stock	(783)	(783)
Deferred loan fees & costs	(414)	(500)
Prepaid expenses	(361)	(355)
Total deferred tax liabilities	(4,099)	(5,306)
Valuation allowance	(31,473)	(370)
Net deferred tax assets	$—	$19,214

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined a full valuation adjustment was necessary as of December 31, 2010. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income. A total of $31.1 million in valuation adjustments was recorded during the year. Of this amount $30.3 million of the valuation was recorded in income tax expense and $0.8 million was recorded in other comprehensive income.

At December 31, 2009, federal net operating loss carry forwards includes $3.6 million related to the Illinois Community Bancorp Inc. acquisition. The federal NOL carry forward expires in 2020 thru 2024, and can be used at a rate of $0.16 million per year based on Section 382 limitations. For any amounts that cannot be used, a valuation account is created. The valuation allowance of $0.4 million was established since some of the NOL cannot be used before they expire. At December 31, 2010, net operating loss carry forwards also includes $11.1 million and $24.9 million in State of Illinois loss carry forwards generated in 2009 and 2010, respectively, that have a twelve year carry forward period. New tax laws in Illinois require the deferral of carry forwards for the years 2011 through 2013; therefore, they will not begin to expire until after 2024.

93.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

The deferred tax credits represent $0.7 million in Alternative Minimum Tax credit carry forwards generated in 2007. These credits can be carried forward indefinitely. In addition, the donation carry forwards of $0.4 and $0.5 million generated in 2009 and 2010, respectively, will expire in five years if unused.

The Company does not have any material uncertain tax positions or unrecognized tax benefits for additional disclosure in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

During 2010, an immaterial amount of interest and penalties were recorded in the income statement. In 2009 and 2008, the amounts were also immaterial. There were no amounts accrued for interest and penalties at December 31, 2010, 2009 and 2008.

Note 15. Benefit Plans

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits subject to the results of plan testing. In 2010, the Company contributed 3% of employee wages through July 1, 2010 to all eligible participants regardless of whether and to what extent the employee elected a salary deferral. After such time, the plan was amended to cease safe harbor status.

Contributions to the 401(k) plan are expensed currently and approximated $0.2 million, $0.4 million, and $0.4 million for the years ended December 31, 2010, 2009 and 2008.

The Company also entered into certain non-qualified deferred compensation agreements with members of the senior management team and other select individuals deemed to meet the criteria of “top hat” plan participants.

The Company may make discretionary matching contributions with a respect to a portion of the participant’s deferral. Additionally, the Company continues its non-qualified deferred compensation plan for the directors. These agreements, which are subject to the rules of Internal Revenue Code Section 409(a), relate to the voluntary deferral of compensation received. The accrued liability as of December 31, 2010 and 2009 was $0.1 million and $0.4 million. There was no Company match for the employee deferred compensation plan in 2010, $0.1 million for 2009 and $0.9 million for 2008. During 2010, there were distributions of 5,229 shares for an executive that left the Company and took his deferred compensation balance in shares. A portion of the benefit is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in these agreements.

Note 16. Share Based Compensation

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

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $0.1 million, $0.3 million and $0.4 million for 2010, 2009 and 2008. The compensation cost that has been charged against income for the restricted stock portion of the 2003 Option Plan was ($0.01) million and $0.02 million for 2009 and 2008. The negative amount for 2009 reflects the adjustment of previously recognized expense due to the forfeiture of the remainder of the restricted stock.

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

There were no options granted in 2010. During 2009, options were granted on January 9, March 25, April 22, and May 15. During 2008, options were granted on February 7 and April 23.

	2010	2009	2008

Fair value	N/A	$1.79 - 3.70	$3.36 - 3.69
Risk-free interest rate	N/A	1.53 - 2.01%	2.75 - 2.95%
Expected option life (years)	N/A	6	6
Expected stock price volatility	N/A	68.84 - 116.39%	23.91 - 24.07%
Dividend yield	N/A	5.71 - 7.31%	2.79 - 2.95%

A status summary of the option plan for 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at beginning of year	690,769	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(164,800)	16.70

Outstanding at end of year	525,969	$16.68	3.5 years	$—

Vested or expected to vest	520,668	16.72	3.4 years	$—

Exercisable at year end	408,169	$17.60	3.1 years	$—

95.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation (Continued)

Options outstanding at year-end 2010 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Number	Life	Number	Price

$5.24 – $13.00	137,331	4.1 years	74,531	$8.65
$13.88 - $18.63	164,738	3.1 years	122,138	16.60
$19.03 - $23.31	223,900	3.3 years	211,500	21.33

	525,969	3.5 years	408,169	$17.60

Information related to the stock option plan during each year follows:

	2010	2009	2008

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	233
Tax benefit realized from option exercises	—	—	—
Weighted average of fair value of options granted	—	2.41	3.47

As of December 31, 2010, there was $0.2 million total unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan. This cost is expected to be recognized over a weighted-average period of 2.25 years.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is anti-dilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 525,969 shares, 690,769 shares and 555,877 shares of common stock and 508,320 warrants, 508,320 warrants and 0 warrants were outstanding for 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

	2010	2009	2008
Basic earnings (loss) per share
Net income (loss) for common shareholders	$(67,727)	$(39,889)	$6,183
Weighted average common shares outstanding	6,045	6,036	6,034

Basic earnings (loss) per common share	$(11.20)	$(6.61)	$1.02

Diluted earnings (loss) per share
Weighted average common shares outstanding	6,045	6,036	6,034
Add dilutive effect of assumed exercised stock options	—	—	8
Add dilutive effect of assumed exercised common stock warrants	—	—	—
Weighted average common and dilutive potential shares outstanding	6,045	6,036	6,042

Diluted earnings (loss) per common share	$(11.20)	$(6.61)	$1.02

96.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 18. Regulatory Matters

The Company and the Bank (“Regulated Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 Capital to average assets. Tier 1 Capital includes common stockholders’ equity, qualifying preferred stock and Trust Preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). Total Capital includes Tier 1 Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt and the allowance for loan and lease losses, subject to limitations by the guidelines.

As the following table indicates, as of December 31, 2010, both the Company and the Bank were below well-capitalized minimums for regulatory capital purposes. The Bank, like many financial institutions, has historically maintained capital at or above the well-capitalized threshold. In addition, like many financial institutions during the past three years, the Bank has experienced steady declines in its capital levels as credit losses have risen.

For the Bank, there are five levels of capital defined by the regulations: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At December 31, 2010, the Bank was considered “adequately capitalized”. As a result of being below well capitalized, among other things, there will be increases in the Company’s borrowing costs and the Bank will be unable to access the brokered CD markets. The Bank is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
Centrue Financial	$76,459	9.4%	$65,422	8.0%	N/A	N/A
Centrue Bank	78,171	9.7	64,535	8.0	80,669	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$57,974	7.1	32,711	4.0	N/A	N/A
Centrue Bank	67,823	8.4	32,268	4.0	48,402	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$57,974	5.1	45,683	4.0	N/A	N/A
Centrue Bank	67,823	6.0	45,544	4.0	56,931	5.0

97.

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

On December 18, 2009, the Bank entered into the Agreement with the Federal Reserve Bank of Chicago (“FRB”) and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the FRB and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the FRB and the IDFPR. These actions include, among other things, the payment of dividends by the Bank to the Company, the Company cannot pay dividends on its common or preferred shares, payments of interest or principal on subordinated debentures, note payable to Cole Taylor, and Trust Preferred securities, the Company may not increase its debt level and the Company cannot redeem or purchase any shares of its stock.

The Company has incurred net losses of $65.8 million and $38.1 million during 2010 and 2009 due to the recent downturn in the economy. Some of the factors contributing to the losses include, reduced net interest income, loan losses, security OTTI, establishing a deferred tax valuation allowance, and goodwill impairment. The Company is also subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. Management has sufficient cash at the parent Company and believes regulatory approval will be obtained for the interest payments due in 2011. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized” or the regulatory agencies deem it appropriate to downgrade our capital classification further regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations.

98.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 19. Commitments, Contingencies, and Credit Risk

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates, and to conduct lending activities. These instruments principally include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. Financial instruments whose contract amounts represent credit risk are as follows:

	Standby Letters of Credit	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates On Fixed Rate Commitments
Commitments
December 31, 2010	$3,453	$96,528	$22,700	$122,681	3.21% - 18.00%
December 31, 2009	$7,856	$101,878	$44,368	$154,102	3.19% - 18.00%

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

In the event of a customer’s nonperformance, the Company’s credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

Unsecured standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company leases certain branch properties under operating leases. Rent expense was $0.3 million each year for 2010, 2009 and 2008. Rent commitments, before considering renewal options that generally are present, were as follows:

2011	$289
2012	245
2013	249
2014	250
2015	250
Thereafter	250
Total	$1,533

99.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 20. Condensed Financial Information - Parent Company Only

The following represents the condensed financial statements of Centrue Financial Corporation, the Parent Company.

Balance Sheets (Parent Company Only)

ASSETS

	December 31,
	2010	2009

Cash and cash equivalents	$3,035	$3,629
Securities available for sale	1,815	2,617
Investment in subsidiary	74,429	136,614
Other assets	149	3,522

	$79,428	$146,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
LIABILITIES	2010	2009

Notes payable	$10,623	$10,796
Mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	4,996	2,084
	36,507	33,768
Stockholders’ equity	42,921	112,614
	$79,428	$146,382

Income (Loss) Statements (Parent Company Only)

	Years Ended December 31,
	2010	2009	2008
Dividends from subsidiary	$—	$2,500	$8,528
Interest income	96	135	202
Other income	3	3	10
Interest expense	1,437	1,564	2,348
Other expense	440	886	1,567
Income tax expense (benefit)	565	(843)	(1,365)
Equity in undistributed earnings (loss) of subsidiary	(63,460)	(39,111)	200

Net income (loss)	(65,803)	(38,079)	6,390
Less dividends on preferred stock	1,924	1,810	207

Net income (loss) on common stock	$(67,727)	$(39,889)	$6,183

100.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 20. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(65,803)	$(38,079)	$6,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Undistributed loss (earnings) of subsidiary	63,460	39,111	(200)
Decrease (increase) in other assets	873	(2,662)	(468)
Increase (decrease) in other liabilities	938	1,076	2,058
Net cash provided by (used in) operating activities	(532)	(554)	7,780
Cash flows from investing activities
Capital infusion to subsidiary	—	(18,500)	(10,000)
Sales and maturities	—	—	-
Net cash provided by (used in) investing activities	—	(18,500)	(10,000)

Cash flows from financing activities
Net increase (decrease) in notes payable	$(173)	$(9,030)	$(3,906)
Issuance of subordinated debt	—	—	10,000
Dividend paid on common stock	—	(482)	(3,321)
Dividend paid on preferred stock	—	(1,810)	(207)
Proceeds from exercise of stock options	—	—	233
Stock option expense	111	346	370
Purchase of preferred stock	—	32,668	(563)
Purchase of treasury stock	—	—	(1,174)
Net cash provided by (used in) financing activities	(62)	21,692	1,432
Net increase (decrease) in cash and cash equivalents	(594)	2,638	(788)
Cash and cash equivalents
Beginning of year	3,629	991	1,779

End of year	$3,035	$3,629	$991

Note 21. Other Comprehensive Income

The following other comprehensive income schedule represents the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP.

	Years Ended December 31,
	2010	2009	2008
Change in unrealized gains (losses) on securities available-for-sale	$(4,348)	$(5,780)	$(9,279)
Other than temporary impairment on securities	5,021	12,606	2,735
Reclassification adjustment for losses (gains) recognized in income	(2,701)	(251)	(848)
Net unrealized gains (losses)	(2,028)	6,575	(7,392)
Tax expense	—	2,546	(2,863)
Other comprehensive income (loss)	$(2,028)	$4,029	$(4,529)

101.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 22. Segment Information

The Company’s segment information provided below focuses on its three primary lines of business (Segment(s)): Retail Banking, Commercial Banking and Treasury. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses and corporate overhead. All Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made, funding credits on deposits generated, and the cost of maintaining adequate liquidity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1.

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure.

The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Retail Banking Segment also provides a variety of mortgage lending products to meet customer needs. The majority of the mortgage loans it originates are sold to a third party mortgage services company, which provides private label loan processing and servicing support for both loans sold and loans retained by the Bank.

The Commercial Banking Segment provides commercial banking services including lending, business checking and deposits, treasury management and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations.

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2010
Net interest income (loss)	$5,150	$25,331	$2,123	$(2,076)	$30,528
Other revenue	10,207	1,659	(2,320)	1,272	10,818
Other expense	11,238	6,694	208	34,046	52,186
Noncash items
Depreciation	1,466	7	—	972	2,445
Provision for loan losses	866	33,734	—	—	34,600
Other intangibles	1,258	—	—	—	1,258
Net allocations	11,587	20,427	3,808	(35,822)	—
Income tax expense (benefit)	2,280	13,368	1,012	—	16,660
Segment profit (loss)	(13,338)	(47,240)	(5,225)	—	(65,803)
Goodwill	—	—	—	—	—
Segment assets	191,422	576,189	217,977	119,574	1,105,162

102.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 22. Segment Information (Continued)

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2009
Net interest income (loss)	$9,080	$27,972	$5,421	$(3,790)	$38,683
Other revenue	10,073	1,138	(12,355)	1,855	711
Other expense	11,712	3,859	226	26,724	42,521
Noncash items
Depreciation	1,475	7	—	1,118	2,600
Provision for loan losses	615	51,434	—	—	52,049
Other intangibles	1,537	—	—	—	1,537
Net allocations	11,990	14,755	3,031	(29,776)	—
Income tax expense (benefit)	(2,729)	(15,632)	(2,873)	—	(21,234)
Segment profit (loss)	(5,448)	(25,313)	(7,318)	—	(38,079)
Goodwill	7,784	8,096	—	—	15,880
Segment assets	223,418	693,121	277,422	118,723	1,312,684

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2008
Net interest income (loss)	$12,324	$25,966	$6,096	$(4,812)	$39,574
Other revenue	11,796	1,316	(1,886)	2,183	13,409
Other expense	11,911	2,746	195	15,294	30,146
Noncash items
Depreciation	1,749	7	—	1,236	2,992
Provision for loan losses	—	8,082	—	—	8,082
Other intangibles	1,882	—	—	725	2,607
Net allocations	6,959	10,937	1,988	(19,884)	—
Income tax expense	968	1,521	277	—	2,766
Segment profit (loss)	651	3,989	1,750	—	6,390
Goodwill	12,006	12,488	—	—	24,494
Segment assets	255,028	803,069	277,597	66,187	1,401,881

Note 23. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Three Months Ended				Three Months Ended
	Dec. 31 4	Sep. 30 3	June 30	March 31	Dec. 31 2	Sep. 30	June 30 1	March 31

Total interest income	$11,368	$11,508	$12,682	$13,286	$14,840	$15,335	$16,048	$17,022
Total interest expense	3,636	4,369	4,995	5,316	5,659	5,927	6,332	6,644
Net interest income	7,732	7,139	7,687	7,970	9,181	9,408	9,716	10,378

Provision for loan losses	10,450	7,250	7,550	9,350	22,250	14,500	13,064	2,235
Noninterest income	3,263	3,427	2,806	1,322	(457)	66	(941)	2,043
Noninterest expense	26,514	9,279	9,610	10,486	10,525	8,991	18,265	8,877
Income (loss) before income taxes	(25,969)	(5,963)	(6,667)	(10,544)	(24,051)	(14,017)	(22,554)	1,309
Income tax expense (benefit)	13,246	10,440	(2,742)	(4,284)	(9,534)	(5,605)	(6,339)	244
Net income (loss)	(39,215)	(16,403)	(3,925)	(6,260)	(14,517)	(8,412)	(16,215)	1,065
Preferred stock dividend	489	484	478	473	468	467	460	415
Net income (loss) for common stockholders	$(39,704)	$(16,887)	$(4,403)	$(6,733)	$(14,985)	$(8,879)	$(16,675)	$650
Basic earnings (loss) per share	$(6.56)	$(2.79)	$(0.73)	$(1.11)	$(2.48)	$(1.47)	$(2.77)	$0.11
Diluted earnings (loss) per share	$(6.56)	$(2.79)	$(0.73)	$(1.11)	$(2.48)	$(1.47)	$(2.77)	$0.11

(1)	Quarterly results impacted by OTTI impairment on CDO securities and goodwill impairment.
(2)	Quarterly results impacted by higher provision levels and OTTI impairment on CDO securities.
(3)	Quarterly results impacted by higher provision levels, OTTI impairment on CDO securities and deferred tax valuation adjustments.
(4)	Quarterly results impacted by OTTI impairment on CDO securities, goodwill impairment and deferred tax valuation adjustments.

103.

Centrue Financial Corporation
Part II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on page 52.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

104.

Centrue Financial Corporation
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company’s 2011 Proxy Statement under the caption “Election of Directors”, on page 11 of the 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance,” on page 27 under the caption “Audit Committee Financial Expert” and on page 7 under the caption “Code of Ethics” is incorporated herein by reference. The Company’s executive officers are identified under the caption “Executive Officers” contained in Part I of this report.

The Audit Committee of the Company’s board of directors is an “audit committee” for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Randall E. Ganim and Scott C. Sullivan.

Item 11.	Executive Compensation

The information beginning on page 7 under the caption “Compensation of Directors”, pages 14 through 25 of the 2011 Proxy Statement under the caption “Compensation Discussion and Analysis,” page 12 under the caption “Report of Executive and Compensation Committee” and page 13 under the caption “Executive and Compensation Committee Interlocks,” are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information on pages 10 and 11 of the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table summarizes information about our equity compensations plans by type as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders (1)	525,969	$ 16.6765	66,000
Total	525,969	$ 16.6765	66,000

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

105.

Centrue Financial Corporation
Part III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information on page 25 of the 2011 Proxy Statement under the caption “Transactions with Management” and on page 2 under the caption “Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information on page 26 of the 2011 Proxy Statement under the caption “Accountant Fees” is incorporated herein by reference.

106.

Centrue Financial Corporation
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to Financial Statements

The index to Financial Statements is contained in Item 8, appearing on page 51 of this Form 10-K.

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

107.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2011.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2011

/s/ Walter E. Breipohl	/s/ Dennis J. McDonnell
Walter E. Breipohl	Dennis J. McDonnell
Director	Director

/s/ Thomas A. Daiber	/s/ John A. Shinkle
Thomas A. Daiber	John A. Shinkle
Director	Director

/s/ Randall E. Ganim	/s/ Mark L. Smith
Randall E. Ganim	Mark L. Smith
Director	Director

/s/ Scott C. Sullivan
Scott C. Sullivan
Director

108.

Centrue Financial Corporation
Exhibit Index
To
Annual Report On Form 10-K

Exhibits

3.1(1)	Restated Certificate of Incorporation of the Company [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on November 17, 2006].

3.1 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation [incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on January 14, 2009].

3.2	Bylaws of the Company [incorporated by reference from Exhibit 3.1(ii) to Current Report on Form 8-K filed on November 8, 2010].

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

10.2.i	Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated December 19, 2008 [filed herewith].

10.2.ii	Second Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated February 23, 2009 [filed herewith].

10.2.iii	Third Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated March 31, 2009 [filed herewith].

10.2.iv	Fourth Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated June 16, 2010 [filed herewith].

10.2.v	Fifth Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated November 16, 2010 [filed herewith].

109.

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

110.

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

10.32	Form of Waiver of Senior Executive Officers [incorporated by reference from Form 8-K filed on January 14, 2009].

10.33	Form of Omnibus Amendment Agreement [incorporated by reference from Form 8-K filed on January 14, 2009].

10.34	2010 Amendment to Employment Agreement (Everett J. Solon) [incorporated by reference from Form 8-K filed on January 28, 2010].

14.1	Code of Ethics [incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2009].

21.1	Subsidiaries of Centrue Financial Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Thomas A. Daiber, the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

111.

31.2	Certification of Kurt R. Stevenson, the Company’s Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2*
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Senior Executive Vice President and Principal Financial and Accounting Officer.

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer

*
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

112.