Form 10-Q
period 2011-03-31
CENTRUE FINANCIAL CORP
filed 2011-05-13
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 13, 2011
Common Stock, Par Value $1.00	6,048,405

Centrue Financial Corporation
Form 10-Q Index
March 31, 2011

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
March 31, 2011 and December 31, 2010 (In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$44,445	$82,945
Securities available-for-sale	234,775	219,475
Restricted securities	10,148	10,470
Loans	710,529	721,871
Allowance for loan losses	(29,089)	(31,511)
Net loans	681,440	690,360
Bank-owned life insurance	30,652	30,403
Mortgage servicing rights	2,383	2,425
Premises and equipment, net	25,267	25,687
Other real estate owned	28,581	25,564
Other assets	16,145	17,833

Total assets	$1,073,836	$1,105,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$119,779	$118,667
Interest-bearing	802,704	812,438
Total deposits	922,483	931,105
Federal funds purchased and securities sold under agreements to repurchase	15,931	16,188
Federal Home Loan Bank advances	51,059	71,059
Notes payable	10,623	10,623
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	13,086	12,378
Total liabilities	1,034,070	1,062,241

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	30,965	30,810
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at March 31, 2011 and December 31, 2010	7,454	7,454
Surplus	74,751	74,721
Retained earnings (accumulated deficit)	(50,969)	(46,861)
Accumulated other comprehensive income (loss)	(821)	(1,589)
	61,880	65,035
Treasury stock, at cost 1,405,150 shares at March 31, 2011 and December 31, 2010	(22,114)	(22,114)
Total stockholders’ equity	39,766	42,921

Total liabilities and stockholders’ equity	$1,073,836	$1,105,162

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Loans	$9,281	$11,248
Securities
Taxable	997	1,733
Exempt from federal income taxes	215	278
Federal funds sold and other	31	27
Total interest income	10,524	13,286

Interest expense
Deposits	2,487	4,371
Federal funds purchased and securities sold under agreements to repurchase	11	18
Federal Home Loan Bank advances	412	581
Series B mandatory redeemable preferred stock	4	4
Subordinated debentures	270	254
Notes payable	90	88
Total interest expense	3,274	5,316

Net interest income	7,250	7,970
Provision for loan losses	4,250	9,350
Net interest income (loss) after provision for loan losses	3,000	(1,380)

Noninterest income
Service charges	1,062	1,420
Mortgage banking income	407	319
Bank-owned life insurance	249	255
Electronic banking services	527	484
Securities gains	—	2
Total other-than-temporary impairment losses	(393)	(4,516)
Portion of loss recognized in other comprehensive income (before taxes)	1	2,909
Net impairment on securities	(392)	(1,607)
Gain on sale of OREO	44	9
Gain on sale of other assets	63	202
Other income	164	238
	2,124	1,322

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
Noninterest expenses
Salaries and employee benefits	3,633	3,771
Occupancy, net	720	788
Furniture and equipment	439	524
Marketing	60	107
Supplies and printing	64	98
Telephone	204	179
Data processing	364	382
FDIC insurance	850	854
Loan processing and collection costs	591	512
OREO valuation adjustment	200	1,657
Amortization of intangible assets	276	339
Other expenses	1,399	1,275
	8,800	10,486

Income (loss) before income taxes	$(3,676)	$(10,544)
Income tax expense (benefit)	(218)	(4,284)
Net income (loss)	$(3,458)	$(6,260)

Preferred stock dividends	494	473
Net income (loss) for common stockholders	$(3,952)	$(6,733)

Basic earnings (loss) per common share	$(0.65)	$(1.11)
Diluted earnings (loss) per common share	$(0.65)	$(1.11)

Total comprehensive income (loss):
Net income (loss)	$(3,458)	$(6,260)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	(123)	(1,784)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	984	478
Reclassification adjustment:
Net impairment loss recognized in earnings	392	1,607
(Gains) recognized in earnings	—	(2)
Net unrealized gains (loss)	1,253	299
Tax expense (benefit)	485	116
Other comprehensive income (loss)	768	183
Total comprehensive income (loss)	$(2,690)	$(6,077)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Three Months Ended March 31, 2011 and 2010 (In Thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(3,458)	$(6,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	479	575
Amortization of intangible assets	276	339
Amortization of mortgage servicing rights, net	107	106
Amortization of bond premiums, net	642	554
Income tax valuation adjustment	1,141	—
Share based compensation	29	24
Provision for loan losses	4,250	9,350
Provision for deferred income taxes	(1,141)	(189)
Earnings on bank-owned life insurance	(249)	(255)
Other than temporary impairment, securities	392	1,607
OREO valuation allowance	200	1,657
Securities sale losses (gains), net	—	(2)
(Gain) on sale of other assets, net	(63)	(202)
(Gain) on sale of OREO	(44)	(9)
(Gain) loss on sale of loans	(266)	(190)
Proceeds from sales of loans held for sale	12,172	10,886
Origination of loans held for sale	(11,931)	(9,699)
Change in assets and liabilities
(Increase) decrease in other assets	1,395	(3,899)
Increase (decrease) in other liabilities	(294)	(37)
Net cash provided by operating activities	3,637	4,356
Cash flows from investing activities
Proceeds paydowns of securities available for sale	12,538	15,943
Proceeds from calls and maturities of securities available for sale	4,660	2,310
Proceeds from sales of securities available for sale	322	51
Purchases of securities available for sale	(32,240)	(30,012)
Net decrease (increase) in loans	209	36,203
(Purchase) disposal of premises and equipment	(59)	265
Proceeds from sale of OREO	1,312	127
Net cash provided by (used in) investing activities	(13,258)	24,887
Cash flows from financing activities
Net increase (decrease) in deposits	(8,622)	(8,456)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(257)	(1,554)
Repayment of advances from the Federal Home Loan Bank	(20,000)	(25,201)
Proceeds from advances from the Federal Home Loan Bank	—	15,000
Dividends on preferred stock	—	—
Net cash provided by (used in) financing activities	(28,879)	(20,211)
Net increase (decrease) in cash and cash equivalents	(38,500)	9,032
Cash and cash equivalents
Beginning of period	82,945	56,452
End of period	$44,445	$65,484
Supplemental disclosures of cash flow information
Cash payments for
Interest	$3,254	$4,885
Income taxes	—	—
Transfers from loans to other real estate owned	4,486	781

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

Basis of presentation

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities and other-than-temporary impairment of securities, the determination of the allowance for loan losses and valuation of other real estate owned.

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2010 amounts have been reclassified to conform to the 2011 presentation. The annualized results of operations during the three months ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. All financial information in the following tables is in thousands (000s), except shares and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

Note 2. Earnings Per Share

Basic earnings per share for the three months ended March 31, 2011 and 2010 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

5.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share (Continued)

	Three Months Ended
	March 31,
	2011	2010
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(3,952)	$(6,733)
Weighted average common shares outstanding	6,048	6,043

Basic earnings (loss) per common share	$(0.65)	$(1.11)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,048	6,043
Add: dilutive effect of assumed exercised stock options	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—
Weighted average common and dilutive potential shares outstanding	6,048	6,043

Diluted earnings (loss) per common share	$(0.65)	$(1.11)

There were 496,738 options and 508,320 warrants outstanding for the three months ended March 31, 2011 and 670,769 options and 508,320 warrants outstanding for the three months ended March 31, 2010 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s $244.9 million investment securities portfolio is to assist with liquidity and interest rate risk management. Securities classified as available-for-sale, carried at fair value, were $234.8 million at March 31, 2011 compared to $219.5 million at December 31, 2010. The Company also holds $10.1 million and $10.5 million as of March 31, 2011 and December 31, 2010, respectively, Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$10,669	$96	$(10)	$10,583
States and political subdivisions	26,694	513	(1)	26,182
U.S. government agency residential mortgage-backed securities	163,144	2,586	(200)	160,758
Collateralized residential mortgage obligations:
Agency	19,299	140	—	19,159
Private label	3,878	35	(12)	3,855
Equity securities	2,305	75	—	2,230
Collateralized debt obligations:
Single issue	3,872	26	—	3,846
Pooled	4,914	60	(3,367)	8,221

	$234,775	$3,531	$(3,590)	$234,834

6.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$7,085	$168	$—	$6,917
States and political subdivisions	28,348	531	(8)	27,825
U.S. government agency residential mortgage-backed securities	147,846	2,070	(131)	145,907
Collateralized residential mortgage obligations:
Agency	20,735	192	—	20,543
Private label	4,936	70	(77)	4,943
Equity securities	2,254	41	—	2,213
Collateralized debt obligations:
Single issue	3,849	3	—	3,846
Pooled	4,422	42	(4,213)	8,593

	$219,475	$3,117	$(4,429)	$220,787

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended
	March 31,
	2011	2010
Proceeds from calls and maturities	$4,660	$2,310
Proceeds from sales	322	51
Realized gains	—	2
Realized losses	—	—
Net impairment loss recognized in earnings	(392)	(1,607)
Tax benefit (provision) related to net realized gains and losses	151	620

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agencies	$1,990	$(10)	$—	$—	$1,990	$(10)
State and political subdivisions	492	(1)	—	—	492	(1)
U.S. government agency residential mortgage-backed securities	23,451	(200)	—	—	23,451	(200)
Collateralized residential mortgage obligations: private label	950	(1)	1,770	(11)	2,720	(12)
Collateralized debt obligations: pooled	—	—	4,804	(3,367)	4,804	(3,367)

Total temporarily impaired	$26,883	$(212)	$6,574	$(3,378)	$33,457	$ (3,590)

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

The fair values of securities classified as available-for-sale at March 31, 2011, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized
	Cost	Fair Value
Due in one year or less	$9,730	$9,830
Due after one year through five years	16,054	16,303
Due after five years through ten years	7,697	7,835
Due after ten years	15,351	12,181
U.S. government agency residential mortgage-backed securities	160,758	163,144
Collateralized residential mortgage obligations	23,014	23,177
Equity	2,230	2,305
	$234,834	$234,775

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$20,362	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	392	1,607

Ending balance, March 31,	$20,754	$16,948

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

8.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	March 31,	December 31,
	2011	2010

Commercial	$86,914	$87,226
Agricultural & AGRE	45,931	44,289
Construction, land & development	63,645	72,078
Commercial RE	343,472	342,208
1-4 family mortgages	167,612	172,666
Consumer	2,955	3,404
Total loans	$710,529	$721,871
Allowance for loan losses	(29,089)	(31,511)
Loans, net	$681,440	$690,360

There were $1.7 million of loans held for sale at both March 31, 2011 and December 31, 2010.

The credit quality indicator utilized by the Company to internally analyze the loan portfolio is the internal risk rating. Internal risk ratings of 0 to 5 are considered pass credits, a risk rating of a 6 is special mention, a risk rating of a 7 is substandard, and a risk rating of an 8 is doubtful. Loans classified as pass credits have no identified material weaknesses and are performing as agreed. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the commercial loan portfolio by internal risk rating:

Mar. 31, 2011	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$2,129	$362	$7,688	$4,319	$7,197	$1,051	$22,746
3	3,903	4,317	14,228	1,195	13,664	21,396	58,703
4	20,026	27,804	14,858	1,477	88,370	49,025	201,560
5	10,564	4,402	4,654	8,226	24,786	53,376	106,008
6	1,337	5,554	—	7,615	7,126	21,152	42,784
7	1,895	4,222	4,503	40,813	22,773	32,954	107,160
8	91	308	—	—	602	—	1,001
Total	$39,945	$46,969	$45,931	$63,645	$164,518	$178,954	$539,962

Dec. 31, 2010	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$2,294	$331	$8,527	$4,700	$8,559	$1,479	$25,890
3	3,935	7,333	10,873	1,237	17,673	23,045	64,096
4	21,225	24,042	16,742	1,500	76,491	61,468	201,468
5	10,483	4,768	3,588	8,720	21,389	42,495	91,443
6	1,217	4,506	42	7,232	3,206	20,821	37,024
7	2,149	4,898	4,517	48,689	25,075	40,507	125,835
8	—	45	—	—	—	—	45
Total	$41,303	$45,923	$44,289	$72,078	$152,393	$189,815	$545,801

9.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Mar. 31, 2011
Unrated	$96,892	$53,046	$149,938
Special mention	1,312	1,897	3,209
Substandard	13,421	1,044	14,465
Total	$111,625	$55,987	$167,612

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2010
Unrated	$99,852	$55,147	$154,999
Special mention	1,034	1,769	2,803
Substandard	13,707	1,157	14,864
Total	$114,593	$58,073	$172,666

An analysis of the March 31, 2011 and March 31, 2010 activity in the allowance for loan losses follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2011
Beginning Balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511
Charge-offs	(65)	—	(4,501)	(1,718)	(626)	(20)	(6,930)
Recoveries	6	1	1	217	28	5	258
Provision	184	(23)	655	3,049	380	5	4,250
Ending Balance	$1,759	$315	$8,655	$15,269	$3,055	$36	$29,089

March 31, 2010
Beginning Balance	$40,909
Charge-offs	(8,356)
Recoveries	122
Provision	9,350
Ending Balance	$41,845

10.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following is an analysis on the balance and allowance for loan loss for impaired loans as of March 31, 2011 and December 31, 2010:

Mar. 31, 2011	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,326	$311	$4,404	$8,738	$1,242	$1	$16,022
Loans collectively evaluated for impairment	433	4	4,251	6,531	1,813	35	13,067
Total ending allowance balance	$1,759	$315	$8,655	$15,269	$3,055	$36	$29,089

Loan balances:
Loans individually evaluated for impairment	$6,293	$4,503	$40,634	$52,474	$14,054	$1	$117,959
Loans collectively evaluated for impairment	80,621	41,428	23,011	290,998	153,558	2,954	592,570
Loans with an allowance recorded:	$86,914	$45,931	$63,645	$343,472	$167,612	$2,955	$710,529

Dec. 31, 2010	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,175	$328	$8,174	$6,487	$1,500	$—	$17,664
Loans collectively evaluated for impairment	459	9	4,326	7,234	1,773	46	13,847
Total ending allowance balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511

Loan balances:
Loans individually evaluated for impairment	$6,858	$4,516	$48,535	$51,652	$14,602	$1	$126,164
Loans collectively evaluated for impairment	80,368	39,773	23,543	290,556	158,064	3,403	595,707
Loans with an allowance recorded:	$87,226	$44,289	$72,078	$342,208	$172,666	$3,404	$721,871

Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a loan is considered to be collateral dependent loan, the TDR is reported, net, at the fair value of the collateral. The company had TDRs of $5.1 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively. Specific reserves of $0.4 million were allocated to TDRs as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, nonaccrual TDR loans were $4.9 million, as compared to $5.0 million at December 31, 2010. At March 31, 2011 and December 31, 2010, $0.2 million and $0.3 million of TDRs were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of March 31, 2011.

11.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$817	$2,331	$—	$1,515	$2
Agricultural & AGRE	55	671	—	145	3
Construction, land & development	16,193	39,316	—	10,322	(39)
Commercial RE	19,557	29,174	—	19,290	170
1-4 family residential	3,471	5,123	—	3,311	27
Consumer	—	—	—	—	—
Subtotal	40,093	76,615	—	34,583	163

Loans with an allowance recorded:
Commercial	5,476	5,476	1,326	3,355	38
Agricultural & AGRE	4,449	4,449	311	3,996	36
Construction, land & development	24,440	38,159	4,404	33,415	2
Commercial RE	32,917	32,918	8,738	26,034	432
1-4 family residential	10,583	10,604	1,242	10,304	217
Consumer	1	1	1	—	—
Subtotal	77,866	91,607	16,022	77,104	725
Total	$117,959	$168,222	$16,022	$111,687	$888

Commercial	$103,904	$152,494	$14,779	$98,072	$644
Residential	$14,054	$15,727	$1,242	$13,615	$244
Consumer	$1	$1	$1	$—	$—

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$3,968	$5,805	$—	$1,638	$133
Agricultural & AGRE	68	685	—	143	86
Construction, land & development	8,695	23,949	—	8,188	(395)
Commercial RE	22,129	26,581	—	15,795	313
1-4 family residential	2,838	2,953	—	3,069	104
Consumer	1	1	—	—	—
Subtotal	37,699	59,974	—	28,833	241
Loans with an allowance recorded:
Commercial	2,890	2,890	1,175	4,228	140
Agricultural & AGRE	4,448	4,448	328	3,849	155
Construction, land & development	39,840	51,001	8,174	40,972	914
Commercial RE	29,523	34,695	6,487	28,443	635
1-4 family residential	11,764	12,812	1,500	11,481	856
Consumer	—	—	—	11	—
Subtotal	88,465	105,846	17,664	88,984	2,700
Total	$126,164	$165,820	$17,664	$117,817	$2,941

Commercial	$111,561	$150,055	$16,164	$103,256	$1,981
Residential	$14,602	$15,765	$1,500	$14,550	$960
Consumer	$1	$1	$—	$11	$—

Due to the economic conditions facing many of its customers, the Company determined that there were $54.4 million and $56.5 million of loans that were classified as impaired but were considered to be performing loans at March 31, 2011 and December 31, 2010, respectively.

12.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent activity related to loan portfolio aging:

March 31, 2011	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$7	$126	$281	$414	$39,531	$39,945	$—
Line of credit	—	—	3,780	3,780	43,189	46,969	—
Agricultural & AGRE	215	10	4,503	4,728	41,203	45,931	—
CRE – construction, land & develop	2,362	347	35,896	38,605	25,040	63,645	—
CRE – all other
Owner occupied	893	147	10,686	11,726	152,792	164,518	—
Non-owner occupied	2,019	727	5,396	8,142	170,812	178,954	—
Residential – 1-4 family
Senior lien	3,610	194	2,413	6,217	105,408	111,625	—
Junior lien & lines of credit	742	618	568	1,928	54,059	55,987	—
Consumer	64	—	—	64	2,891	2,955	—
Total	$9,912	$2,169	$63,523	$75,604	$634,925	$710,529	$—

December 31, 2010	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$225	$1	$321	$547	$40,756	$41,303	$—
Line of credit	—	—	4,089	4,089	41,834	45,923	—
Agricultural & AGRE	58	—	89	147	44,142	44,289	—
CRE – construction, land & develop	1,856	2,664	36,355	40,875	31,203	72,078	—
CRE – all other
Owner occupied	633	217	12,361	13,211	139,182	152,393	—
Non-owner occupied	1,194	—	12,765	13,959	175,856	189,815
Residential – 1-4 family
Senior lien	2,111	866	3,143	6,120	108,473	114,593	58
Junior lien & lines of credit	862	300	566	1,728	56,345	58,073	—
Consumer	2	2	—	4	3,400	3,404	—
Total	$6,941	$4,050	$69,689	$80,680	$641,191	$721,871	$58

The following tables represent data for nonaccrual loans. Included in the March 31, 2011 and December 31, 2010 totals are $4.9 million and $5.0 million of TDRs. Excluded are the accruing TDRs of $0.2 million and $0.3 million, respectively:

	For the period ended
	March 31,	December 31,
	2011	2010
Commercial
Closed end	$281	$321
Line of credit	3,780	4,088
Agricultural & AGRE	4,503	89
CRE – construction, land & development	35,896	36,355
CRE – all other
Owner occupied	10,686	12,361
Non-owner occupied	5,396	12,765
Residential – 1-4 family
Senior lien	2,413	3,085
Junior lien & lines of credit	568	567
Consumer	—	—
Total	$63,523	$69,631

13.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 5. Share Based Compensation

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

A summary of the status of the option plans as of March 31, 2011, and changes during the period ended on those dates is presented below:

	March 31, 2011
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2011	525,969	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(29,231)	11.82

Outstanding at end of period	496,738	$16.96	3.4 years	$—
Vested or expected to vest	492,855	$16.99	3.4 years	$—
Options exercisable at period end	410,438	$17.71	3.2 years	$—

Options outstanding at March 31, 2011 and December 31, 2010 were as follows:

			Outstanding		Exercisable
				Weighted-
				Average		Weighted-
				Remaining		Average
				Contractual		Exercise
Range of Exercise Prices			Number	Life	Number	Price
March 31, 2011:

$ 5.24	-	$ 13.00	108,500	4.9 years	61,400	$7.43
13.88	-	18.63	164,338	2.9 years	135,938	16.71
19.03	-	23.31	223,900	3.1 years	213,100	21.31

			496,738	3.4 years	410,438	$17.71

December 31, 2010:

$ 5.24	-	$ 13.00	137,331	4.1 years	74,531	$8.65
13.88	-	18.63	164,738	3.1 years	122,138	16.60
19.03	-	23.31	223,900	3.3 years	211,500	21.33

			525,969	3.5 years	408,169	$17.60

14.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

There were no options exercised for the periods ended March 31, 2011 and 2010. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.03 million and $0.02 million for the three months ended March 31, 2011 and 2010, respectively.

There were no stock options granted during the 2011 and 2010 periods.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2011 and beyond is estimated as follows:

Amount
April, 2011 – December, 2011	$83
2012	78
2013	33
2014	—

Total	$194

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

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Information reported internally for performance assessment follows:

	Three Months Ended
	March, 31 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,043	$5,980	$(631)	$(142)	$7,250
Other revenue	1,906	318	(392)	292	2,124
Other expense	2,723	828	44	4,450	8,045
Noncash items
Depreciation	275	1	—	203	479
Provision for loan losses	385	3,865	—	—	4,250
Other intangibles	276	—	—	—	276
Net allocations	1,435	2,719	349	(4,503)	-
Income tax benefit	(12)	(148)	(58)	—	(218)
Segment profit (loss)	$(1,133)	$(967)	$(1,358)	$—	$(3,458)

Segment assets	$185,218	$574,688	$241,950	$71,980	$1,073,836

	Three Months Ended
	March 31, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,261	$6,426	$903	$(620)	$7,970
Other revenue	1,672	235	(1,604)	1,019	1,322
Other expense	2,358	2,226	52	4,936	9,572
Noncash items
Depreciation	314	2	—	259	575
Provision for loan losses	—	9,350	—	—	9,350
Other intangibles	339	—	—	—	339
Net allocations	1,541	2,837	418	(4,796)	—
Income tax expense (benefit)	(680)	(3,197)	(407)	—	(4,284)
Segment profit (loss)	$(939)	$(4,557)	$(764)	$—	$(6,260)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$220,268	$650,706	$301,065	$114,493	$1,286,532

Note 8. Borrowed Funds and Debt Obligations

As of March 31, 2011, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The outstanding balance of the debt agreements was $10.6 million as of March 31, 2011 and December 31, 2010. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

16.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations (Continued)

On March 7, 2011 the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum allowance for loan losses to total loans of 3.00%. The Company was in compliance will all covenants and all payments remain current at March 31, 2011.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of March 31, 2011 and December 31, 2010 was $0.4 million.

Note 9. Fair Value

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

17.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Pooled Trust Preferred Collateralized Debt Obligations (“CDO”). The assets included in Level 3 are CDOs. Due to the decline in the level of observable inputs and market activity for trust preferred CDOs, the Company uses an internal other-than-temporary impairment (“OTTI”) evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of each CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust-preferred securities. Assumptions used in the model include expected future default rates and prepayments.

We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each issuer in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the issuer in each tranche can be divided between a pool of “performing” company and “under-performing” company. A factor is applied to the under-performing company for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation ranged between 7% and 21% of the performing balance of the instrument between the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be added to the London Interbank Offered Rate (“LIBOR”) was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor ranged from 200 basis points to 600 basis points based over LIBOR on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for March 31, 2011 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At March 31, 2011, the Company held seven pooled trust preferred CDOs with an amortized cost of $8.2 million (after first quarter 2011 credit impairment). These securities were rated high quality (A3 and above) at inception, but at March 31, 2011, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

18.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The Company performed an analysis including evaluation for OTTI for each of the seven CDOs. During first quarter 2011, our model indicated OTTI on three CDOs, with an aggregate cost basis (after impairment) of $0.5 million. Total impairment for these three CDOs was $0.4 million. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate. Specific ratings of our CDOs that have incurred OTTI during 2011 are listed below:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of Mar 31, 2011 Moody’s/S&P	Ratings as of Dec 31, 2010 Moody’s/S&P
PreTSL XIII	B-3	381	177	(204)	Ca / NR	Ca / NR
PreTSL XVI	B	—	—	—	Ca / NR	Ca / NR
PreTSL XXIV	C-2	104	18	(86)	Ca / NR	Ca / NR
		$485	$195	$(290)

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During first quarter 2011, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $3.9 million.

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
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
U.S. government agencies	$10,669	$—	$10,669	$—
State and political subdivisions	26,694	—	26,694	—
U.S. government agency residential mortgage-backed securities	163,144	—	163,144	—
Collateralized mortgage obligations:
Agency	19,299	—	19,299	—
Private Label	3,878	—	—	3,878
Equities	2,305	—	2,305	—
Collateralized debt obligations:
Single Issue	3,872	—	3,872	—
Pooled	4,914	—	—	4,914
Available-for-sale securities	$234,775	$—	$225,983	$8,792

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
U.S. government agencies	$7,085	$—	$7,085	$—
State and political subdivisions	28,348	—	28,348	—
U.S. government agency residential mortgage-backed securities	147,846	—	147,846	—
Collateralized mortgage obligations:
Agency	20,735	—	20,735	—
Private Label	4,936	—	—	4,936
Equities	2,254	—	2,254	—
Collateralized debt obligations:
Single Issue	3,849	—	3,849	—
Pooled	4,422	—	—	4,422
Available-for-sale securities	$219,475	$—	$210,117	$9,358

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

	Securities Available for Sale
	2011
	CDOs	CMOs
Beginning balance, January 1, 2011	$4,422	$4,936

Transfers into Level 3	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(392)	—
Payments received	—	(1,088)
Other changes in fair value	20	—
Included in other comprehensive income	864	30
Ending Balance, March 31,2011	$4,914	$3,878

	Securities Available for Sale
	2010
	CDOs	CMOs
Beginning balance, January 1, 2010	$9,758	$9,789

Transfers into Level 3	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(1,468)	(139)
Payments received	—	(1,110)
Other changes in fair value	37	—
Included in other comprehensive income	(74)	(47)
Ending Balance, March 31,2010	$8,253	$8,493

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans
Commercial	$4,150	$—	$—	$4,150
Agricultural & AGRE	4,138	—	—	4,138
Construction, land & development	20,036	—	—	20,036
Commercial RE	24,179	—	—	24,179
1-4 family residential	9,341	—	—	9,341
OREO property
Construction, land & development	9,317	—	—	9,317
Commercial RE	3,084	—	—	3,084
1-4 family residential	178	—	—	178

21.

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

The fair value of impaired loans with specific loan loss allocations is generally based on the most recent real estate appraisals, with further discounts applied, or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Judgments used to determine appraised values can be subjective, discounts applied can be significant, as the timing of expected cash flows can be fluid. All of these factors result in a Level 3 classification of the inputs for determining fair value. Impaired loans had a carrying amount of $77.9 million with specific loan loss allocations of $16.0 million in first quarter 2011, resulting in a decrease in provision for loan losses of $1.6 million for the period. At December 31, 2010, impaired loans had a carrying amount of $88.5 million with specific loan loss allocations of $17.7 million, resulting in an additional provision for loan losses of $9.1 million in 2010.

At March 31, 2011, OREO properties had a net carrying value of $12.6 million, comprised of $17.9 million with a valuation allowance of $5.3 million. This resulted in a charge to earnings of $0.2 million for the first quarter 2011. At December 31, 2010, OREO properties had a net carrying value of $12.8 million, comprised of $17.9 million with a valuation allowance of $5.1 million.

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

22.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$44,445	$44,445	$82,945	$82,945
Securities	234,775	234,775	219,475	219,475
Restricted securities	10,148	N/A	10,470	N/A
Net loans	681,440	658,728	690,360	657,529
Accrued interest receivable	3,722	3,722	3,860	3,860
Financial liabilities
Deposits	922,483	922,673	931,105	935,371
Federal funds purchased and securities sold under agreements to repurchase	15,931	15,931	16,188	16,188
Federal Home Loan Bank advances	51,059	52,891	71,059	73,170
Notes payable	10,623	9,046	10,623	10,796
Subordinated debentures	20,620	11,601	20,620	9,865
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	3,982	3,982	3,962	3,962

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning potential of core deposit accounts, the earnings potential of loan servicing rights, customer goodwill and similar items.

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

23.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Participation in the Treasury Capital Purchase Program (Continued)

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the dividends in accordance to GAAP and the terms of the program. At March 31, 2011 and December 31, 2010 the amounts accrued are $3.2 million and $2.7 million, respectively. The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

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

The change in balance of goodwill during the year is as follows:

	March 31,	December 31,
	2011	2010

Beginning of period	$—	$15,880
Impairment recorded December 31, 2010	—	(15,880)

End of period	$—	$—

Acquired intangible assets were as follows as of the quarter ending:

	March 31,		December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$8,688	$14,124	$8,412
Missouri charter	581	—	581	—

Total	$14,705	$8,688	$14,705	$8,412

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $0.3 million for the three months ended March 31, 2011 and 2010.

24.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2011	$753
2012	951
2013	951
2014	951
2015	951
Thereafter	879

Note 12. Income Taxes

In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against their deferred tax assets (DTAs) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) net operating loss carryforwards (2) the allowance for loan losses and (3) fair value adjustments or impairment write-downs related to securities.

In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carryback net operating losses to prior tax periods, tax planning strategies that are prudent and feasible, and the reversal of deductible temporary differences that can be offset by taxable temporary differences and future taxable income.

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2010 and March 31, 2011. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

Below is a summary of items included in the deferred tax inventory as of March 31, 2011 and December 31, 2010:

	Balance at 03/31/11	Balance at 12/31/10	Change
Allowance for loan loss	$11,236	$12,172	$(936)
Impairment on securities portfolio	8,017	7,865	152
Net operating loss carryforwards	13,675	11,480	2,195
Valuation adjustments on OREO property	2,066	1,989	77
Basis adjustments from merger	(1,509)	(1,577)	68
Mortgage servicing rights	(920)	(937)	17
All other	49	481	(432)

Net deferred tax before allowance	$32,614	$31,473	$1,141
Valuation allowance	(32,614)	(31,473)	(1,141)
Net deferred tax assets	$—	$—	$—

25.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$72,677	9.0%	$64,706	8.0%	N/A	N/A
Centrue Bank	75,318	9.4	63,806	8.0	79,758	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$47,861	5.9	32,353	4.0	N/A	N/A
Centrue Bank	65,112	8.2	31,903	4.0	47,855	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$47,861	4.2	45,909	4.0	N/A	N/A
Centrue Bank	65,112	6.0	43,423	4.0	54,279	5.0

As of December 31, 2010
Total capital (to risk-weighted assets)
Centrue Financial	$76,459	9.4%	$65,422	8.0%	N/A	N/A
Centrue Bank	78,171	9.7	64,535	8.0	80,669	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$57,974	7.1	32,711	4.0	N/A	N/A
Centrue Bank	67,823	8.4	32,268	4.0	48,402	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$57,974	5.1	45,683	4.0	N/A	N/A
Centrue Bank	67,823	6.0	45,544	4.0	56,931	5.0

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

26.

Centrue Financial Corporation
Note to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters (Continued)

The Company has incurred net losses of $3.5 for the first quarter 2011 and $65.8 million for the full year 2010 due to the recent downturn in the economy. Some of the factors contributing to the losses include, reduced net interest income, loan losses, security OTTI, establishing a deferred tax valuation allowance, and goodwill impairment. The Company is also subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. Management has sufficient cash at the parent Company and believes regulatory approval will be obtained for the remaining interest payments due in 2011. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized” or the regulatory agencies deem it appropriate to downgrade our capital classification further regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations.

Note 14. Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-2”). ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables-Troubled Debt Restructurings by Creditors”, by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR. ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011. Adoption of ASU 2011-2 is not expected to have a material effect.

In July 2010, FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses. ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption. Adoption of ASU 2010-20 did not have a material impact on the Company.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had a material impact on the Company.

27.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three months ended March 31, 2011 as compared to the same period in 2010. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s 2010 Annual Report on Form 10-K.

Securities: Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. All of the Company’s securities are classified as available-for-sale. For all securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

●
Historical Loss Component. The historical loss component is mathematically based using a modified loss migration analysis that examines historical loan loss experience for each loan category. The loss migration is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume. The methodology utilized by management to calculate the historical loss portion of the allowance adequacy analysis is based on historical losses. This historical loss period is based on a weighted twelve-quarter average (3 years); and

●
Qualitative Component. The qualitative component requires qualitative judgment and estimates reserves based on general economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

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

Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2011 equaled $(3.5) million or $(0.65) per common diluted share as compared to $(6.3) million or $(1.11) per common diluted share in the same period of 2010.

The results for the first quarter 2011 were adversely impacted by a $4.3 million provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Also contributing to the loss was a $0.2 million reduction in carrying value of OREO properties reflective of existing market conditions and more aggressive disposition strategies and a $0.4 million non-cash impairment charge on securities largely reflective of conditions impacting the banking sector leading to deterioration of capital, liquidity and asset quality. During the first quarter of 2010, the Company took a $9.4 million provision for loan losses, $1.7 million OREO valuation adjustment and $1.6 million non-cash impairment charge on securities.

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

Fully tax equivalent net interest income for the first quarter 2011 decreased 8.6% to $7.4 million as compared to $8.1 million for the same period in 2010. The decrease in net interest income from 2010 was primarily due to average loan volume decline, higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010. Positively impacting net interest income were lower cost of funds.

30.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The net interest margin was 3.09% for the first quarter of 2011, representing increases of 2 basis points from 3.07% recorded in the fourth quarter of 2010 and 21 basis points from 2.88% reported in the first quarter of 2010. The increase in the first quarter 2011 net interest margin, as compared to the same period in 2010, was primarily due to increased utilization of interest rate floors on a majority of variable rate loans and a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the decline in market interest rates. Adversely impacting the margin was the cost of retaining surplus liquidity, lower average volume of higher-yielding loans, increased premium amortization due to higher prepayments and lower coupon income with adjustable resets in the securities portfolio and the impact of nonaccrual loan interest reversals. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2011.

31.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$3,152	$23	2.92%	$3,255	$19	2.41%	$—	$4	$4
Securities
Taxable	210,041	990	1.91	241,947	1,721	2.89	(173)	(558)	(731)
Non-taxable	25,064	333	5.39	32,989	433	5.33	(105)	5	(100)

Total securities (tax equivalent)	235,105	1,323	2.28	274,936	2,154	3.18	(278)	(553)	(831)

Federal funds sold	1,009	8	3.26	1,453	8	0.00	(3)	3	—

Loans
Commercial	148,388	1,983	5.42	146,405	2,008	5.56	29	(54)	(25)
Real estate	579,191	7,251	5.08	717,245	9,181	5.19	(1,726)	(204)	(1,930)
Installment and other	2,444	68	11.32	3,928	86	8.89	(16)	(2)	(18)

Gross loans (tax equivalent)	730,023	9,302	5.17	867,578	11,275	5.27	(1,713)	(260)	(1,973)

Total interest-earnings assets	969,289	10,656	4.46	1,147,222	13,456	4.76	(1,994)	(806)	(2,800)

Noninterest-earning assets
Cash and cash equivalents	58,254			60,301
Premises and equipment, net	25,471			29,953
Other assets	44,715			65,049

Total nonearning assets	128,440			155,303

Total assets	$1,097,729			$1,302,525

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	85,715	46	0.22	101,325	118	0.47	(11)	(61)	(72)
Money market accounts	127,338	241	0.77	133,816	386	1.17	(3)	(142)	(145)
Savings deposits	96,590	35	0.15	92,157	61	0.27	5	(31)	(26)
Time deposits	502,960	2,165	1.75	611,036	3,806	2.53	(478)	(1,164)	(1,642)
Federal funds purchased and repurchase Agreements	18,450	11	0.24	14,821	18	0.48	4	(11)	(7)
Advances from FHLB	56,170	412	2.97	81,964	581	2.87	(186)	17	(169)
Notes payable	31,807	364	4.64	31,981	346	4.39	—	18	18

Total interest-bearing liabilities	919,030	3,274	1.45	1,067,100	5,316	2.02	(669)	(1,374)	(2,043)

Noninterest-bearing liabilities
Noninterest-bearing deposits	120,643			112,272
Other liabilities	16,171			12,405
Total noninterest-bearing liabilities	136,814			124,677

Stockholders’ equity	41,885			110,748

Total liabilities and stockholders’ equity	$1,097,729			$1,302,525

Net interest income (tax equivalent)		$7,382			$8,140		$(1,325)	$568	$(757)
Net interest income (tax equivalent) to total earning assets			3.09%			2.88%
Interest-bearing liabilities to earning assets	94.81%			93.02%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

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

The provision for loan losses for first quarter 2011 was $4.3 million, compared to $10.5 million and $9.4 million for fourth quarter 2010 and first quarter 2010, respectively. The first quarter of 2011 provision level was driven by:

●	sustained level of nonperforming loans and new credits that migrated to nonperforming status that have required current specific allocation estimates;

●	elevated charge-offs of previously accrued specific allocations that impact historical loss levels;

●	elevated past due loans;

●	weakening guarantor positions due to adverse economic conditions;

●	continued deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the first quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended
	March 31,
	2011	2010

Service charges	$1,062	$1,420
Mortgage banking income	407	319
Electronic banking services	527	484
Bank-owned life insurance	249	255
Other income	164	238
Subtotal recurring noninterest income	2,409	2,716
Securities gains	—	2
Net impairment on securities	(392)	(1,607)
Gain on sale of OREO	44	9
Gain on sale of other assets	63	202
Total noninterest income	$2,124	$1,322

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Noninterest income totaled $2.1 million for the three months ended March 31, 2011, compared to $1.3 million for the same period in 2010. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO and other assets from both periods, noninterest income decreased $0.3 million or 11.1%. This $0.3 million decrease was primarily concentrated in service charges due to reduced consumer spending and its impact on overdraft and NSF fees.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended
	March 31,
	2011	2010
Salaries and employee benefits	$3,633	$3,771
Occupancy expense, net	720	788
Furniture and equipment expenses	439	524
Marketing	60	107
Supplies and printing	64	98
Telephone	204	179
Data processing	364	382
FDIC insurance	850	854
Loan processing and collection costs	591	512
Amortization of intangible assets	276	339
Other expenses	1,399	1,275
Subtotal recurring noninterest expenses	8,600	8,829
OREO valuation adjustment	200	1,657
Total noninterest expense	$8,800	$10,486

Total noninterest expense for the first quarter of 2011 was $8.8 million, a decrease of $1.7 million, compared to $10.5 million recorded during the same period in 2010. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $0.2 million, or 2.3%. This $0.2 million decline in expenses was spread over various categories, including salaries and employee benefits, net occupancy costs, furniture and equipment, marketing and amortization expense. Adversely impacting expense levels were increases in loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Income (loss) before income taxes	$(3,676)	$(10,544)
Applicable income taxes	(218)	(4,284)
Effective tax rates	5.9%	40.6%

The Company recorded an income tax benefit of $(218) and $(4,284) for the three months ended March 31, 2011 and 2010, respectively. Effective tax rates equaled 5.93% and 40.63% respectively, for such periods.

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The Company recorded a tax benefit of $(218) allocated to the loss from continuing operations in the first quarter of 2011 due to the following GAAP application: The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the quarter due to the full deferred tax valuation allowance established as of December 31, 2010.

In 2010, the Company’s tax rates were impacted by several tax-exempt items. First, the Company derived interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derived income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The higher than statutory effective tax rate for the three months ended March 31, 2010 was due to the taxable loss generating a tax benefit at the combined statutory rate of 38.62% and further increased by the tax-exempt items.

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

Retail generated a loss of $1.1 million, or 31.4% of total Segment loss, in the first quarter 2011 as compared to a loss of $0.9 million, or 14.3% of total Segment loss, during the same period in 2010. Retail assets were $185.2 million at March 31, 2011, $191.4 million at December 31, 2010 and $220.3 million as of March 31, 2010. This represented 17.3%, 17.3% and 17.1% of total consolidated assets, respectively.

35.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Net income results for the first quarter of 2011, when compared to the same period of 2010, was negatively impacted by higher provision and noninterest expense levels partially offset by improved net interest margin due to a lower cost of funds.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated a loss of $1.0 million, or 28.6% of total Segment loss, in the first quarter 2011 as compared to a loss of $4.6 million, or 73.0% of total Segment income, during the same period in 2010. Commercial assets were $574.7 million at March 31, 2011, $576.2 million at December 31, 2010 and $650.7 million as of March 31, 2010. This represented 53.5%, 52.1% and 50.6% of total consolidated assets, respectively.

Net income results for the first quarter of 2011, when compared to the same period of 2010, was positively impacted by lower provision for loan losses and noninterest expense levels due to reduced loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate and OREO valuation adjustments. Offsetting these positive developments were lower net interest income due to average loan volume decline and the impact of nonaccrual loan interest reversals. Additionally, the loan portfolio purchase accounting adjustments that were accreted into interest income related to the Company’s 2006 merger expired in the first quarter 2010.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a loss of $1.4 million, or 40.0% of total Segment net loss, in the first quarter 2011 as compared to a net loss of $0.8 million, or 12.7% of total Segment loss, during the same period in 2010. Treasury assets were $242.0 million at March 31, 2011, $218.0 million at December 31, 2010 and $301.1 million at March 31, 2010. This represented 22.5%, 19.7% and 23.4% of total consolidated assets, respectively.

Net income results for the first quarter of 2011, when compared to the same period of 2010, was negatively impacted by lower net interest income due to decreased yields on the security portfolio partially offset by lower non-cash impairment charge on CDO securities.

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Financial Condition

General

Following are highlights of the March 31, 2011 balance sheet when compared to December 31, 2010:

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

Securities at March 31, 2011 totaled $244.9 million as compared to $229.9 million recorded at December 31, 2010. The $15.0 million, or 6.5%, net increase from year-end 2010 was largely related to enhancing the Company’s liquidity position through reinvesting dollars from the loan portfolio into security instruments with shorter durations.

At quarter-end, the Company held seven pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $8.2 million and fair value of $4.9 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

Per accounting guidance issued regarding the recognition and presentation of Other-Than-Temporary Impairments, the Company recorded for the first quarter 2011 a $0.4 million pre-tax non-cash impairment charge based upon management’s determination that three trust preferred securities with an aggregate cost before impairment of $0.9 million were other than temporarily impaired. This determination was based on the Company’s analysis which follows accounting pronouncements. The analysis showed an adverse change in estimated cash flows from these securities due to a significant number of deferrals. These values continued to decline as rating agencies downgraded the ratings of the securities. Per the accounting pronouncements, the Company calculated the difference between the present value of the cash flows expected to be collected and the cost basis, otherwise referred to as the credit loss.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $710.5 million, representing decreases of $11.4 million, or 1.6%, from December 31, 2010. The net decrease from year-end 2010 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

Deposit. Total deposits equaled $922.5 million at March 31, 2011 compared to $931.1 million recorded at December 31, 2010, representing a decrease of $8.6 million or 0.9%. The net decrease from year-end 2010 was largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding decreased $20.9 million, as $0.9 million in maturing brokered certificates of deposits and $20.0 million in FHLB advances were not replaced.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2011	2010
	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,
Nonaccrual loans	$58,607	$64,600	$78,197	$78,260	$78,958
Troubled debt restructurings	5,124	5,332	16,899	14,898	11,226
Loans 90 days past due and still accruing interest	—	58	—	—	—
Total nonperforming loans	63,731	69,990	95,096	93,158	90,184

Other real estate owned	28,581	25,564	24,695	16,182	15,230
Total nonperforming assets	$92,312	$95,554	$119,791	$109,340	$105,414

End of period loans	$710,529	$721,871	$764,585	$792,289	$838,700

Nonperforming loans to total end of period loans	8.97%	9.70%	12.44%	11.76%	10.75%
Nonperforming assets to total end of period loans	12.99%	13.24%	15.67%	13.80%	12.57%
Nonperforming assets to total end of period assets	8.60%	8.65%	10.15%	8.91%	8.19%

Total nonperforming assets were $92.3 million, or 8.60% of total assets, at March 31, 2011. This included $5.1 million in troubled debt restructurings, $28.6 million of OREO and $58.6 million of nonaccrual loans. The majority of the OREO is comprised of six parcels (land development and commercial real estate) which account for 66.8% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 56.5% of total nonaccrual loans at March 31, 2011 were concentrated in land development and construction credits. Additionally, 57.8% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at March 31, 2011 decreased $6.3 million, or 9.0%, from December 31, 2010 levels and $26.5 million, or 29.4%, from the $90.2 million that existed at March 31, 2010. The decrease in nonperforming loans was mainly due to the charge-off of nonaccrual loans and the transfer of the property securing the credits into OREO.

38.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The level of nonperforming loans to total end of period loans was 8.97% at March 31, 2011, as compared to 9.70% at December 31, 2010 and 10.75% at March 31, 2010. As a result of the decrease in nonperforming loans, the coverage ratio (allowance to nonperforming loan) was reported at 45.64% as of March 31, 2011 as compared to 45.02% as of December 31, 2010.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the first quarter of 2011, $54.4 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 46.15% of the loans deemed impaired during the first quarter of 2011, whereas, 44.85% of impaired loans were performing at December 31, 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $8.6 million at March 31, 2011 as compared to $6.7 million at December 31, 2010. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At March 31, 2011, the allowance for loan losses was $29.1 million, or 4.09% of total loans, as compared to $31.5 million, or 4.37%, at December 31, 2010 and $41.8 million, or 4.99%, of total loans at March 31, 2010.

The Company recorded a provision of $4.3 million to the allowance for loan losses in the first quarter 2011 largely due to the following factors:

●	sustained level of nonperforming loans and new credits that migrated to nonperforming status that have required current specific allocation estimates;

●	elevated charge-offs of previously accrued specific allocations that impact historical loss levels;

●	elevated past due loans;

●	weakening guarantor positions due to adverse economic conditions;

●	continued deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers.

Net loan charge-offs for the first quarter of 2011 were $6.7 million, or 0.91% of average loans, compared with $22.3 million, or 2.98% of average loans, for the fourth quarter of 2010 and $8.4 million, or 0.97% of average loans, for the first quarter of 2010. Loan charge-offs during the first quarter of 2011 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the first quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at March 31, 2011 represented probable incurred credit losses inherent in the loan portfolio.

39.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $922.5 million, representing decreases of $8.6 million, or 0.9%, from December 31, 2010 and $123.7 million, or 11.8%, from March 31, 2010. During the quarter, in-market deposits decreased $7.7 million or 0.9%, primarily as the result of a decrease in balances in certificates of deposit which was partially offset by an increase in core deposits (checking, savings, NOW and money market). Wholesale funding (brokered deposits and FHLB advances) decreased $20.9 million or 14.5%, as borrowings from the FHLB matured and were repaid.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At March 31, 2011, the Company maintained borrowing capacity of $16.8 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $45.5 million.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $38.5 million from December 31, 2010 to March 31, 2011.

During the first quarter of 2011, the Company experienced net cash inflows of $3.6 million in operating activities. In contrast, net cash outflows of $28.9 million were used in financing activities largely due to the repayment on wholesale funding and decreases in deposits; $13.2 million was used in investing activities primarily to purchase securities above the level of maturities and pay downs.

40.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

At December 31, 2010 the parent Company had $3.0 million in cash and cash equivalents. During the first quarter of 2011, the parent Company experienced net cash outflow of $0.2 million leaving $2.8 million in cash and cash equivalents available at March 31, 2011. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.5 million for the remainder of the year and are more fully described in Note 13.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2011.

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	182	191	10,000	—	10,373
Certificates of deposit	355,750	93,340	42,168	92	491,350
Operating leases	275	496	499	249	1,519
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	28,000	3,059	15,000	5,000	51,059

Total contractual cash obligations	$384,207	$97,354	$67,917	$25,961	$575,439

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$75,354	$2,506	$1,080	$25,550	$104,490
Standby letters of credit	2,695	103	40	—	2,838

Total contractual cash obligations	$78,049	$2,609	$1,120	$25,550	$107,328

Capital Resources

Stockholders’ Equity

Stockholders’ equity at March 31, 2011 was $39.8 million, a decrease of $3.1, or 7.2%, from December 31, 2010. The change in stockholders’ equity was largely related to the operating loss incurred in the first quarter 2011. Book value per common share equaled $1.09 at March 31, 2011 compared to $1.61 at December 31, 2010. Tangible book value per common share equaled $0.10 at March 31, 2011 compared to $0.57 at December 31, 2010.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

41.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, the Company and Bank was considered “adequately-capitalized” under regulatory defined capital ratios as of March 31, 2011:

	Centrue Financial		Centrue Bank		Adequately- Capitalized
	Mar 31, 2011	Dec 31, 2010	Mar 31, 2011	Dec 31, 2010	Thresholds

Carrying amounts ($millions):
Total risk-based capital	$72.7	$76.5	$75.3	$78.2
Tier 1 risk-based capital	$47.9	$58.0	$65.1	$67.8
Tangible common equity	$0.6	$3.5	$65.6	$67.5

Capital ratios:
Total risk-based capital	9.0%	9.4%	9.4%	9.7%	8.0%
Tier 1 risk-based capital	5.9%	7.1%	8.2%	8.4%	4.0%
Tier 1 leverage ratio	4.2%	5.1%	6.0%	6.0%	4.0%

Total capital and corresponding capital ratios decreased during the first quarter 2011 due to net operating losses.

Recent Accounting Developments

See Note 14 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

●	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;
●	fluctuations in the value of the Company’s investment securities;
●	the Company’s ability to ultimately collect on any downgraded loan relationships;
●	the Company’s ability to respond and adapt to economic conditions in our geographic market;
●	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
●	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;
●	volatility of rate sensitive deposits;
●	operational risks, including data processing system failures or fraud;
●	asset/liability matching risks and liquidity risks;
●	the ability to successfully acquire low cost deposits or funding;
●	the ability to successfully execute strategies to increase noninterest income;
●	the ability to successfully grow non-commercial real estate loans;
●	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
●	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;
●	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;
●	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;
●	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values in a market that is very volatile.

43.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Table Amounts In Thousands, Except Share Data)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2011 and December 31, 2010, respectively:

	Change in Net Interest Income Over One Year Horizon
	March 31, 2011		December 31, 2010
	Change		Change
	$	%	$	%
+ 300 bp	$(778)	(2.44)%	$(570)	(1.82)%
+ 200 bp	(1,824)	(5.72)	(1,637)	(5.23)
+ 100 bp	(1,332)	(4.17)	(1,376)	(4.40)
+ 50 bp	(682)	(2.14)	(701)	(2.24)

Base	—	—	—	—

- 50 bp	587	1.84	568	1.82

As shown above, the effect of an immediate 200 basis point increase in interest rates as of March 31, 2011 would decrease the Company’s net interest income by $1.8 million or 5.72%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.6 million or 1.84%. Rate increases over 200 basis points have a lesser negative impact than a 200 point increase and the impact becomes positive when the increase is 400 basis points.

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

44.

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

45.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 1A.	Risk Factors

The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

10.1	Sixth Amendment to Loan Agreement between the Company and Cole Taylor as assignee of Bank of America dated March 29, 2011.

31.1	Certification of Thomas A. Daiber, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

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

CENTRUE FINANCIAL CORPORATION

Date: May 13, 2011	By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive Officer

Date: May 13, 2011	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

47.