Form 10-Q
period 2011-06-30
CENTRUE FINANCIAL CORP
filed 2011-08-12
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 12, 2011
Common Stock, Par Value $1.00	6,048,405

Centrue Financial Corporation
Form 10-Q Index
June 30, 2011

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (In Thousands, Except Share Data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$45,863	$82,945
Securities available-for-sale	221,127	219,475
Restricted securities	9,190	10,470
Loans	660,882	721,871
Allowance for loan losses	(24,358)	(31,511)
Net loans	636,524	690,360
Bank-owned life insurance	30,902	30,403
Mortgage servicing rights	2,340	2,425
Premises and equipment, net	24,935	25,687
Other real estate owned	35,618	25,564
Other assets	15,757	17,833

Total assets	$1,022,256	$1,105,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$112,986	$118,667
Interest-bearing	753,051	812,438
Total deposits	866,037	931,105
Federal funds purchased and securities sold under agreements to repurchase	16,180	16,188
Federal Home Loan Bank advances	58,059	71,059
Notes payable	10,533	10,623
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	12,998	12,378
Total liabilities	984,695	1,062,241

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,120	30,810
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at June 30, 2011 and December 31, 2010	7,454	7,454
Surplus	74,780	74,721
Retained earnings (accumulated deficit)	(54,047)	(46,861)
Accumulated other comprehensive income (loss)	(132)	(1,589)
	59,675	65,035
Treasury stock, at cost 1,405,150 shares at June 30, 2011 and December 31, 2010	(22,114)	(22,114)
Total stockholders’ equity	37,561	42,921

Total liabilities and stockholders’ equity	$1,022,256	$1,105,162

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans	$8,836	$10,773	$18,117	$22,021
Securities
Taxable	1,088	1,613	2,085	3,346
Exempt from federal income taxes	177	258	392	536
Federal funds sold and other	37	38	68	65
Total interest income	10,138	12,682	20,662	25,968

Interest expense
Deposits	2,213	4,049	4,700	8,420
Federal funds purchased and securities sold under agreements to repurchase	10	12	21	30
Federal Home Loan Bank advances	355	579	767	1,160
Series B mandatory redeemable preferred stock	4	4	8	8
Subordinated debentures	274	259	544	513
Notes payable	91	92	181	180
Total interest expense	2,947	4,995	6,221	10,311

Net interest income	7,191	7,687	14,441	15,657
Provision for loan losses	3,250	7,550	7,500	16,900
Net interest income (loss) after provision for loan losses	3,941	137	6,941	(1,243)

Noninterest income
Service charges	1,189	1,299	2,251	2,719
Mortgage banking income	302	167	709	486
Bank-owned life insurance	250	257	499	512
Electronic banking services	565	528	1,092	1,012
Securities gains	379	1,012	379	1,014
Total other-than-temporary impairment losses	(107)	(3,921)	(499)	(5,762)
Portion of loss recognized in other comprehensive income (before taxes)	—	2,004	—	2,238
Net impairment on securities	(107)	(1,917)	(499)	(3,524)
Gain (loss) on sale of OREO	(92)	1	(48)	10
Gain on sale of other assets	—	1,268	63	1,470
Other income	198	191	362	429
	2,684	2,806	4,808	4,128

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Noninterest expenses
Salaries and employee benefits	3,460		3,701	7,093	7,472
Occupancy, net	704		943	1,424	1,731
Furniture and equipment	421		519	860	1,043
Marketing	67		82	127	189
Supplies and printing	77		98	141	196
Telephone	204		194	408	373
Data processing	375		397	739	779
FDIC insurance	824		853	1,674	1,707
Loan processing and collection costs	511		602	1,102	1,114
OREO valuation adjustment	1,097		330	1,297	1,987
Amortization of intangible assets	263		321	539	660
Other expenses	1,574		1,570	2,973	2,845
	9,577		9,610	18,377	20,096

Income (loss) before income taxes	$(2,952)		$(6,667)	$(6,628)	$(17,211)
Income tax expense (benefit)	(528)		(2,742)	(746)	(7,026)
Net income (loss)	$(2,424)	$	(3,925)	$(5,882)	$(10,185)

Preferred stock dividends	501		478	995	951
Net income (loss) for common stockholders	$(2,925)		$(4,403)	$(6,877)	$(11,136)

Basic earnings (loss) per common share	$(0.48)		$(0.73)	$(1.14)	$(1.84)
Diluted earnings (loss) per common share	$(0.48)		$(0.73)	$(1.14)	$(1.84)

Total comprehensive income (loss):
Net income (loss)	$(2,424)		$(3,925)	$(5,882)	$(10,185)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(21)		(982)	(145)	(2,633)
Change in unrealized gains (losses) on other securities available for sale	1,416		458	2,401	803

Reclassification adjustment:
Net impairment loss recognized in earnings	107		1,917	499	3,524
(Gains) recognized in earnings	(379)		(1,012)	(379)	(1,014)
Net unrealized gains (loss)	1,123		381	2,376	680
Tax expense (benefit)	434		148	919	264
Other comprehensive income (loss)	689		233	1,457	416
Total comprehensive income (loss)	$(1,735)		$(3,692)	$(4,425)	$(9,769)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Six Months Ended June 30, 2011 and 2010 (In Thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(5,882)	$(10,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	946	1,133
Amortization of intangible assets	539	660
Amortization of mortgage servicing rights, net	198	218
Amortization of bond premiums, net	1,175	1,291
Mortgage servicing rights valuation adjustment	—	225
Income tax valuation allowance	2,029	—
Share based compensation	58	53
Provision for loan losses	7,500	16,900
Provision for deferred income taxes	(2,029)	(4,377)
Earnings on bank-owned life insurance	(499)	(512)
Other than temporary impairment, securities	499	3,524
OREO valuation allowance	1,297	1,987
Securities sale losses (gains), net	(379)	(1,014)
(Gain) on sale of other assets, net	(63)	(291)
(Gain) loss on sale of OREO	48	(10)
(Gain) loss on sale of loans	(443)	(462)
(Gain) loss on sale of branches	—	(1,179)
Proceeds from sales of loans held for sale	20,871	24,036
Origination of loans held for sale	(19,517)	(22,767)
Change in assets and liabilities
(Increase) decrease in other assets	1,302	4,052
Increase (decrease) in other liabilities	(1,328)	(117)
Net cash provided by operating activities	6,322	13,165
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	22,647	37,993
Proceeds from calls and maturities of securities available for sale	11,920	4,405
Proceeds from sales of securities available for sale	19,698	34,860
Purchases of securities available for sale	(53,485)	(112,643)
Net decrease (increase) in loans	30,565	68,504
(Purchase) disposal of premises and equipment	(194)	221
Proceeds from sale of OREO	3,611	232
Sale of branch, net of premium received	—	(11,726)
Net cash provided by (used in) investing activities	34,762	21,846
Cash flows from financing activities
Net increase (decrease) in deposits	(65,068)	(41,885)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(8)	(4,726)
Repayment of advances from the Federal Home Loan Bank	(23,000)	(25,201)
Proceeds from advances from the Federal Home Loan Bank	10,000	15,000
Payments on notes payable	(90)	—
Net cash provided by (used in) financing activities	(78,166)	(56,812)
Net increase (decrease) in cash and cash equivalents	(37,082)	(21,801)
Cash and cash equivalents
Beginning of period	82,945	56,452
End of period	$45,863	$34,651
Supplemental disclosures of cash flow information
Cash payments for
Interest	$6,373	$9,924
Income taxes	19	—
Transfers from loans to other real estate owned	14,860	2,188

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2010 amounts have been reclassified to conform to the 2011 presentation. The annualized results of operations during the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

5.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2011 and 2010 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(2,925)	$(4,403)	$(6,877)	$(11,136)
Weighted average common shares outstanding	6,048	6,043	6,048	6,043

Basic earnings (loss) per common share	$(0.48)	$(0.73)	$(1.14)	$(1.84)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,048	6,043	6,048	6,043
Add: dilutive effect of assumed exercised stock options	—	—	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—
Weighted average common and dilutive potential shares outstanding	6,048	6,043	6,048	6,043

Diluted earnings (loss) per common share	$(0.48)	$(0.73)	$(1.14)	$(1.84)

There were 496,738 options and 508,320 warrants outstanding for the three and six months ended June 30, 2011 and 628,569 options and 508,320 warrants outstanding for the three and six months ended June 30, 2010 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s securities portfolio is to assist with liquidity and interest rate risk management. The fair value of securities classified as available-for-sale was $221.1 million at June 30, 2011 compared to $219.5 million at December 31, 2010. The fair value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $9.2 million at June 30, 2011 compared to $10.5 million at December 31, 2010. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$8,499	$106	$—	$8,393
States and political subdivisions	21,473	553	(3)	20,923
U.S. government agency residential mortgage-backed securities	158,085	2,413	(75)	155,747
Collateralized residential mortgage obligations:
Agency	18,268	356	—	17,912
Private label	3,004	221	—	2,783
Equity securities	2,443	95	—	2,348
Collateralized debt obligations:
Single issue	3,885	39	—	3,846
Pooled	5,470	65	(2,706)	8,111

	$221,127	$3,848	$(2,784)	$220,063

6.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$7,085	$168	$—	$6,917
States and political subdivisions	28,348	531	(8)	27,825
U.S. government agency residential mortgage-backed securities	147,846	2,070	(131)	145,907
Collateralized residential mortgage obligations:
Agency	20,735	192	—	20,543
Private label	4,936	70	(77)	4,943
Equity securities	2,254	41	—	2,213
Collateralized debt obligations:
Single issue	3,849	3	—	3,846
Pooled	4,422	42	(4,213)	8,593

	$219,475	$3,117	$(4,429)	$220,787

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from calls and maturities	$7,260	$2,095	$11,920	$4,405
Proceeds from sales	19,376	34,809	19,698	34,860
Realized gains	379	1,012	379	1,014
Realized losses	—	—	—	—
Net impairment loss recognized in earnings	(107)	(1,917)	(499)	(3,524)
Tax benefit (provision) related to net realized gains and losses	(105)	349	46	969

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	727	(3)	—	—	727	(3)
U.S. government agency residential mortgage-backed securities	33,044	(75)	—	—	33,044	(75)
Collateralized debt obligations: pooled	—	—	5,356	(2,706)	5,356	(2,706)

Total temporarily impaired	$33,771	$(78)	$5,356	$(2,706)	$39,127	$ (2,784)

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

The fair values of securities classified as available-for-sale at June 30, 2011, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized
	Cost	Fair Value
Due in one year or less	$5,767	$5,847
Due after one year through five years	12,822	13,145
Due after five years through ten years	7,893	8,012
Due after ten years	14,791	12,323
U.S. government agency residential mortgage-backed securities	155,747	158,085
Collateralized residential mortgage obligations	20,695	21,272
Equity	2,348	2,443
	$220,063	$221,127

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2011 and 2010:

	2011	2010
Beginning balance, April 1,	$20,754	$16,948
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	107	1,917

Ending balance, June 30,	$20,861	$18,865

8.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$20,362	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	499	3,524

Ending balance, June 30,	$20,861	$18,865

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	June 30,	December 31,
	2011	2010

Commercial	$84,669	$87,226
Agricultural & AGRE	36,649	44,289
Construction, land & development	53,416	72,078
Commercial RE	318,772	342,208
1-4 family mortgages	164,590	172,666
Consumer	2,786	3,404
Total loans	$660,882	$721,871
Allowance for loan losses	(24,358)	(31,511)
Loans, net	$636,524	$690,360

There were $0.8 million and $1.7 million of loans held for sale at June 30, 2011 and December 31, 2010, respectively.

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

9.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents the commercial loan portfolio by internal risk rating:

Jun. 30, 2011	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AGRE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$1,931	$1,194	$4,324	$3,982	$4,711	$845	$16,987
3	3,612	5,382	12,418	1,157	11,986	20,729	55,284
4	19,047	26,350	14,954	1,267	78,661	51,401	191,680
5	10,492	3,791	3,047	7,938	23,158	45,866	94,292
6	1,118	5,118	1,821	5,852	6,464	16,348	36,721
7	2,253	4,381	85	33,220	20,272	38,331	98,542
8	—	—	—	—	—	—	—
Total	$38,453	$46,216	$36,649	$53,416	$145,252	$173,520	$493,506

Dec. 31, 2010	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AGRE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$2,294	$331	$8,527	$4,700	$8,559	$1,479	$25,890
3	3,935	7,333	10,873	1,237	17,673	23,045	64,096
4	21,225	24,042	16,742	1,500	76,491	61,468	201,468
5	10,483	4,768	3,588	8,720	21,389	42,495	91,443
6	1,217	4,506	42	7,232	3,206	20,821	37,024
7	2,149	4,898	4,517	48,689	25,075	40,507	125,835
8	—	45	—	—	—	—	45
Total	$41,303	$45,923	$44,289	$72,078	$152,393	$189,815	$545,801

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Jun. 30, 2011
Unrated	$98,487	$52,239	$150,726
Special mention	1,065	1,426	2,491
Substandard	9,885	1,488	11,373
Total	$109,437	$55,153	$164,590

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2010
Unrated	$99,852	$55,147	$154,999
Special mention	1,034	1,769	2,803
Substandard	13,707	1,157	14,864
Total	$114,593	$58,073	$172,666

10.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

An analysis of the activity in the allowance for loan losses for the three months ended June 30, 2011 and 2010 follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2011
Beginning Balance	$1,759	$315	$8,655	$15,269	$3,055	$36	$29,089
Charge-offs	(176)	(654)	(2,333)	(4,296)	(667)	(6)	(8,132)
Recoveries	12	2	99	14	8	16	151
Provision	156	723	(111)	2,022	471	(11)	3,250
Ending Balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358

June 30, 2010
Beginning Balance	$41,845
Charge-offs	(7,059)
Recoveries	42
Provision	7,550
Ending Balance	$42,378

An analysis of the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2011
Beginning Balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511
Charge-offs	(241)	(654)	(6,834)	(6,014)	(1,293)	(26)	(15,062)
Recoveries	18	3	100	231	36	21	409
Provision	340	700	544	5,071	851	(6)	7,500
Ending Balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358

June 30, 2010
Beginning Balance	$40,909
Charge-offs	(15,595)
Recoveries	164
Provision	16,900
Ending Balance	$42,378

11.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following is an analysis on the balance and allowance for loan loss for impaired loans as of June 30, 2011 and December 31, 2010:

Jun. 30, 2011	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,074	$8	$4,138	$6,634	$841	$3	$12,698
Loans collectively evaluated for impairment	677	378	2,172	6,375	2,026	32	11,660
Total ending allowance balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358

Loan balances:
Loans individually evaluated for impairment	$6,424	$85	$33,193	$49,593	$11,146	$8	$100,449
Loans collectively evaluated for impairment	78,245	36,564	20,223	269,179	153,444	2,778	560,433
Loans with an allowance recorded:	$84,669	$36,649	$53,416	$318,772	$164,590	$2,786	$660,882

Dec. 31, 2010	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,175	$328	$8,174	$6,487	$1,500	$—	$17,664
Loans collectively evaluated for impairment	459	9	4,326	7,234	1,773	46	13,847
Total ending allowance balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511

Loan balances:
Loans individually evaluated for impairment	$6,858	$4,516	$48,535	$51,652	$14,602	$1	$126,164
Loans collectively evaluated for impairment	80,368	39,773	23,543	290,556	158,064	3,403	595,707
Loans with an allowance recorded:	$87,226	$44,289	$72,078	$342,208	$172,666	$3,404	$721,871

Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a loan is considered to be collateral dependent loan, the TDR is reported, net, at the fair value of the collateral. The Company had TDRs of $6.4 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively. Specific reserves of $0.6 million and $0.4 were allocated to TDRs as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, nonaccrual TDR loans were $4.5 million, as compared to $5.0 million at December 31, 2010. At June 30, 2011 and December 31, 2010, $1.9 million and $0.3 million of TDRs were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of June 30, 2011.

12.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$978	$1,952	$—	$898	$1,921	$1	$2
Agricultural & AGRE	65	682	—	60	63	—	3
Construction, land & development	12,964	29,544	—	14,579	12,617	(60)	(99)
Commercial RE	23,966	30,937	—	21,762	21,884	362	501
1-4 family residential	3,368	3,821	—	3,420	3,226	33	61
Consumer	—	—	—	—	—	—	—
Subtotal	41,341	66,936	—	40,719	39,711	336	468

Loans with an allowance recorded:
Commercial	5,446	5,446	1,074	4,798	3,770	34	78
Agricultural & AGRE	20	20	8	2,079	2,759	—	—
Construction, land & development	20,229	32,205	4,137	20,133	23,977	21	142
Commercial RE	25,627	25,627	6,634	24,903	24,281	333	757
1-4 family residential	7,778	8,208	841	8,560	9,128	163	386
Consumer	8	8	4	4	3	—	—
Subtotal	59,108	71,514	12,698	60,477	63,918	551	1,363
Total	$100,449	$138,450	$12,698	$101,196	$103,629	$887	$1,831

Commercial	$89,295	$126,413	$11,853	$89,212	$91,272	$691	$1,384
Residential	$11,146	$12,029	$841	$11,980	$12,354	$196	$447
Consumer	$8	$8	$4	$4	$3	$—	$—

Cash basis interest income recognized during the three and six months ended June 30, 2011, totaled $0.9 million and $1.6 million, respectively.

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$3,968	$5,805	$—	$1,638	$133
Agricultural & AGRE	68	685	—	143	86
Construction, land & development	8,695	23,949	—	8,188	(395)
Commercial RE	22,129	26,581	—	15,795	313
1-4 family residential	2,838	2,953	—	3,069	104
Consumer	1	1	—	—	—
Subtotal	37,699	59,974	—	28,833	241
Loans with an allowance recorded:
Commercial	2,890	2,890	1,175	4,228	140
Agricultural & AGRE	4,448	4,448	328	3,849	155
Construction, land & development	39,840	51,001	8,174	40,972	914
Commercial RE	29,523	34,695	6,487	28,443	635
1-4 family residential	11,764	12,812	1,500	11,481	856
Consumer	—	—	—	11	—
Subtotal	88,465	105,846	17,664	88,984	2,700
Total	$126,164	$165,820	$17,664	$117,817	$2,941

Commercial	$111,561	$150,055	$16,164	$103,256	$1,981
Residential	$14,602	$15,765	$1,500	$14,550	$960
Consumer	$1	$1	$—	$11	$—

13.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Due to the economic conditions facing many of its customers, the Company determined that there were $50.4 million and $56.5 million of loans that were classified as impaired but were considered to be performing loans at June 30, 2011 and December 31, 2010, respectively.

The following tables represent activity related to loan portfolio aging:

June 30, 2011	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$1,665	$48	$136	$1,849	$36,604	$38,453	$—
Line of credit	—	—	3,631	3,631	42,585	46,216	—
Agricultural & AGRE	—	—	85	85	36,564	36,649	—
CRE – construction, land & develop	672	1,989	30,256	32,917	20,499	53,416	—
CRE – all other
Owner occupied	2,082	—	6,710	8,792	136,460	145,252	—
Non-owner occupied	3,893	746	6,210	10,849	162,671	173,520	—
Residential – 1-4 family
Senior lien	37	469	2,410	2,916	106,521	109,437	—
Junior lien & lines of credit	718	85	605	1,408	53,745	55,153	—
Consumer	13	—	—	13	2,773	2,786	—
Total	$9,080	$3,338	$50,043	$62,460	$598,422	$660,882	$—

December 31, 2010	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$225	$1	$321	$547	$40,756	$41,303	$—
Line of credit	—	—	4,089	4,089	41,834	45,923	—
Agricultural & AGRE	58	—	89	147	44,142	44,289	—
CRE – construction, land & develop	1,856	2,664	36,355	40,875	31,203	72,078	—
CRE – all other
Owner occupied	633	217	12,361	13,211	139,182	152,393	—
Non-owner occupied	1,194	—	12,765	13,959	175,856	189,815
Residential – 1-4 family
Senior lien	2,111	866	3,143	6,120	108,473	114,593	58
Junior lien & lines of credit	862	300	566	1,728	56,345	58,073	—
Consumer	2	2	-	4	3,400	3,404	—
Total	$6,941	$4,050	$69,689	$80,680	$641,191	$721,871	$58

14.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent data for nonaccrual loans. Included in the June 30, 2011 and December 31, 2010 totals are $4.5 million and $5.0 million of TDRs. Excluded are the accruing TDRs of $1.9 million and $0.3 million, respectively:

	For the period ended
	June 30,	December 31,
	2011	2010
Commercial
Closed end	$136	$321
Line of credit	3,631	4,088
Agricultural & AGRE	85	89
CRE – construction, land & development	30,256	36,355
CRE – all other
Owner occupied	6,710	12,361
Non-owner occupied	6,210	12,765
Residential – 1-4 family
Senior lien	2,410	3,085
Junior lien & lines of credit	605	567
Consumer	—	—
Total	$50,043	$69,631

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

A summary of the status of the option plans as of June 30, 2011, and changes during the period ended on those dates is presented below:

	June 30, 2011
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2011	525,969	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(29,231)	11.82

Outstanding at end of period	496,738	$16.96	3.1 years	$—
Vested or expected to vest	492,945	$16.99	3.1 years	$—
Options exercisable at period end	412,438	$17.72	3.0 years	$—

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

Options outstanding at June 30, 2011 and December 31, 2010 were as follows:

		Outstanding		Exercisable
			Weighted-
			Average		Weighted-
			Remaining		Average
Range of Exercise			Contractual		Exercise
Prices		Number	Life	Number	Price
June 30, 2011:

$5.24	- $ 13.00	108,500	4.6 years	61,400	$7.43
13.88	- 18.63	164,338	2.6 years	135,938	16.71
19.03	- 23.31	223,900	2.8 years	215,100	21.29

		496,738	3.1 years	412,438	$17.72

December 31, 2010:

$5.24	- $ 13.00	137,331	4.1 years	74,531	$8.65
13.88	- 18.63	164,738	3.1 years	122,138	16.60
19.03	- 23.31	223,900	3.3 years	211,500	21.33

		525,969	3.5 years	408,169	$17.60

There were no options exercised for the periods ended June 30, 2011 and 2010. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.03 million for the three months ended June 30, 2011 and 2010, and $0.06 million and $0.05 million for the six months ended June 30, 2011 and 2010, respectively.

There were no stock options granted during the 2011 and 2010 periods.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2011 and beyond is estimated as follows:

Amount
July, 2011 – December, 2011	$54
2012	78
2013	33
2014	—

Total	$165

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

The Retail Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (“CD”) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Retail Banking Segment also provides a variety of mortgage lending products to meet customer needs. The majority of the mortgage loans it originates are sold to a third party mortgage services company, which provides private label loan processing and servicing support for both loans sold and loans retained by the Bank.

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

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Information reported internally for performance assessment follows:

	Three Months Ended
	June, 30 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,961	$5,837	$(495)	$(112)	$7,191
Other revenue	1,991	134	272	287	2,684
Other expense	2,630	1,598	43	4,576	8,847
Noncash items
Depreciation	273	—	—	194	467
Provision for loan losses	460	2,790	—	—	3,250
Other intangibles	263	—	—	—	263
Net allocations	1,341	2,888	366	(4,595)	—
Income tax benefit	(15)	(436)	(77)	—	(528)
Segment profit (loss)	$(1,000)	$(869)	$(555)	$—	$(2,424)

Segment assets	$182,782	$537,493	$249,781	$52,200	$1,022,256

	Three Months Ended
	June 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$962	$6,489	$852	$(616)	$7,687
Other revenue	3,817	347	(906)	(452)	2,806
Other expense	3,350	1,132	54	4,195	8,731
Noncash items
Depreciation	307	2	—	249	558
Provision for loan losses	—	7,550	—	—	7,550
Other intangibles	321	—	—	—	321
Net allocations	2,146	2,875	491	(5,512)	—
Income tax expense (benefit)	(583)	(1,994)	(165)	—	(2,742)
Segment profit (loss)	$(762)	$(2,729)	$(434)	$—	$(3,925)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$207,392	$614,586	$309,694	$95,097	$1,226,769

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

	Six Months Ended
	June, 30 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$4,004	$11,817	$(1,126)	$(254)	$14,441
Other revenue	3,897	452	(120)	579	4,808
Other expense	5,353	2,426	87	9,026	16,892
Noncash items
Depreciation	548	1	—	397	946
Provision for loan losses	845	6,655	—	—	7,500
Other intangibles	539	—	—	—	539
Net allocations	2,776	5,607	715	(9,098)	—
Income tax benefit	(27)	(584)	(135)	—	(746)
Segment profit (loss)	$(2,133)	$(1,836)	$(1,913)	$—	$(5,882)

Segment assets	$182,782	$537,493	$249,781	$52,200	$1,022,256

	Six Months Ended
	June 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,223	$12,915	$1,755	$(1,236)	$15,657
Other revenue	5,489	582	(2,510)	567	4,128
Other expense	5,708	3,358	106	9,131	18,303
Noncash items
Depreciation	621	4	—	508	1,133
Provision for loan losses	—	16,900	—	—	16,900
Other intangibles	660	—	—	—	660
Net allocations	3,687	5,712	909	(10,308)	—
Income tax expense (benefit)	(1,263)	(5,191)	(572)	—	(7,026)
Segment profit (loss)	$(1,701)	$(7,286)	$(1,198)	$—	$(10,185)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$207,392	$614,586	$309,694	$95,097	$1,226,769

Note 8. Borrowed Funds and Debt Obligations

As of June 30, 2011, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The outstanding balance of the debt agreements was $10.3 million as of June 30, 2011 and December 31, 2010. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

On March 7, 2011 the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum allowance for loan losses to total loans of 3.00%. The Company was in compliance with all covenants and all payments remain current at June 30, 2011.

18.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations (Continued)

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of June 30, 2011 and December 31, 2010 was $0.3 million and $0.4 million, respectively.

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

Each issuer in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the issuer in each tranche can be divided between a pool of “performing” company and “under-performing” company. A factor is applied to the under-performing company for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation ranged between 7% and 19% of the performing balance of the instrument between the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be added to the London Interbank Offered Rate (“LIBOR”) was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor ranged from 200 basis points to 600 basis points based over LIBOR on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for June 30, 2011 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At June 30, 2011, the Company held seven pooled trust preferred CDOs with an amortized cost of $8.1 million (after second quarter 2011 credit impairment). These securities were rated high quality (A3 and above) at inception, but at June 30, 2011, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the seven CDOs. During the second quarter of 2011, our model indicated no OTTI was needed for credit impairment. However, management deemed that remaining aggregate cost basis of $0.1 million related to one CDO should be impaired due to its lower investment tranche compared to all the other CDOs and the independent valuation has not given this CDO any value in the last four quarters. Total impairment for this CDO was $0.1 million. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate. Specific ratings of our CDOs that have incurred OTTI during 2011 are listed below:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of Jun 30, 2011 Moody’s/S&P	Ratings as of Dec 31, 2010 Moody’s/S&P
PreTSL XIII	B-3	383	178	(205)	Ca / NR	Ca / NR
PreTSL XVI	B	—	—	—	Ca / NR	Ca / NR
PreTSL XXIV	C-2	—	—	—	Ca / NR	Ca / NR
		$383	$178	$(205)

20.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During the second quarter of 2011, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $2.8 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Carrying	For Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
U.S. government agencies	$8,499	$—	$8,499	$—
State and political subdivisions	21,473	—	21,473	—
U.S. government agency residential mortgage-backed securities	158,085	—	158,085	—
Collateralized mortgage obligations:
Agency	18,268	—	18,268	—
Private Label	3,004	—	—	3,004
Equities	2,443	—	2,443	—
Collateralized debt obligations:
Single Issue	3,885	—	3,885	—
Pooled	5,470	—	—	5,470
Available-for-sale securities	$221,127	$—	$212,653	$8,474

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

	Securities Available for Sale
	2011		2010
	CDOs	CMOs	CDOs	CMOs
Beginning balance, April 1	$4,914	$3,878	$8,253	$9,587

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(107)	—	(1,917)	—
Capitalized interest/(payments received)	—	(1,073)	30	(1,657)
Discount/(premium) amortization	1	—	3	1
Included in other comprehensive income	662	199	759	68
Ending Balance, June 30	$5,470	$3,004	$7,128	$7,999

	Securities Available for Sale
	2011		2010
	CDOs	CMOs	CDOs	CMOs
Beginning balance, January 1	$4,422	$4,936	$9,758	$11,166

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(499)	—	(3,385)	(139)
Capitalized interest/(payments received)	—	(2,161)	—	(3,049)
Discount/(premium) amortization	—	—	71	1
Included in other comprehensive income	1,547	229	684	20
Ending Balance, June 30	$5,470	$3,004	$7,128	$7,999

22.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans
Commercial	$4,372	$—	$—	$4,372
Agricultural & AGRE	12	—	—	12
Construction, land & development	16,092	—	—	16,092
Commercial RE	18,993	—	—	18,993
1-4 family residential	6,937	—	—	6,937
Consumer	4	—	—	4

OREO property
Construction, land & development	7,040	—	—	7,040
Commercial RE	5,084	—	—	5,084
1-4 family residential	860	—	—	860

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans
Commercial	$1,715	$—	$—	$1,715
Agricultural & AGRE	4,120	—	—	4,120
Construction, land & development	31,666	—	—	31,666
Commercial RE	23,036	—	—	23,036
1-4 family residential	10,264	—	—	10,264

OREO property
Construction, land & development	9,317	—	—	9,317
Commercial RE	3,284	—	—	3,284
1-4 family residential	178	—	—	178

The fair value of impaired loans with specific loan loss allocations is generally based on the most recent real estate appraisals with discounts applied or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Judgments used to determine appraised values can be subjective, discounts applied can be significant, as the timing of expected cash flows can be fluid. All of these factors result in a Level 3 classification of the inputs for determining fair value. Impaired loans had a carrying amount of $59.1 million with specific loan loss allocations of $12.7 million in second quarter 2011, resulting in a decrease in specific related allowance for loan losses of $5.0 million when compared to December 31, 2010 and a decrease of $3.3 million compared to March 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $88.5 million with specific loan loss allocations of $17.7 million, which resulted in an increase in specific related allowance for loan losses of $9.1 million in 2010.

At June 30, 2011, OREO properties had a net carrying value of $13.0 million, comprised of $17. 5 million with a valuation allowance of $4.5 million. This resulted in a charge to earnings of $1.1 million for the second quarter 2011 and a charge of $1.3 million for the six months ending June 30, 2011. At December 31, 2010, OREO properties had a net carrying value of $12.8 million, comprised of $17.9 million with a valuation allowance of $5.1 million.

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

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$45,863	$45,863	$82,945	$82,945
Securities	221,127	221,127	219,475	219,475
Restricted securities	9,190	N/A	10,470	N/A
Net loans	636,524	623,003	690,360	657,529
Accrued interest receivable	3,357	3,357	3,860	3,860
Financial liabilities
Deposits	866,037	867,356	931,105	935,371
Federal funds purchased and securities sold under agreements to repurchase	16,180	16,180	16,188	16,188
Federal Home Loan Bank advances	58,059	59,894	71,059	73,170
Notes payable	10,533	9,039	10,623	10,796
Subordinated debentures	20,620	11,571	20,620	9,865
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	3,810	3,810	3,962	3,962

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. Under the Securities Purchase Agreement entered into with the U.S. Treasury under the TARP program, if a company defers six dividend payments payable to the U.S. Treasury, the U.S. Treasury has the right to appoint up to two directors to its board of directors. The Company is accruing the dividends in accordance to GAAP and the terms of the program. At June 30, 2011 and December 31, 2010 the amounts accrued are $3.6 million and $2.7 million, respectively. The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill is tested annually for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is the Bank. The first step is to screen for potential impairment and the second step measures the amount of impairment, if any.

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

25.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

Acquired intangible assets were as follows as of the quarter ending:

	June 30,		December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$8,951	$14,124	$8,412
Missouri charter	581	—	581	—

Total	$14,705	$8,951	$14,705	$8,412

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $0.3 million for the three months ended June 30, 2011 and 2010. Aggregate amortization expense was $0.5 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2011	$490
2012	951
2013	951
2014	951
2015	951
Thereafter	879

Note 12. Income Taxes

In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against their deferred tax assets (“DTAs”) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) net operating loss carryforwards (2) the allowance for loan losses and (3) fair value adjustments or impairment write-downs related to securities.

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2010 and June 30, 2011. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

26.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 12. Income Taxes (Continued)

Below is a summary of items included in the deferred tax inventory as of June 30, 2011 and December 31, 2010:

	Balance at 06/30/11	Balance at 12/31/10	Change
Allowance for loan loss	$9,409	$12,172	$(2,763)
Impairment on securities portfolio	8,058	7,865	193
Net operating loss carryforwards	17,039	11,480	5,559
Valuation adjustments on OREO property	1,735	1,989	(254)
Basis adjustments from merger	(1,455)	(1,577)	122
Mortgage servicing rights	(904)	(937)	33
All other	(380)	481	(861)

Net deferred tax before allowance	$33,502	$31,473	$2,029
Valuation allowance	(33,502)	(31,473)	(2,029)
Net deferred tax assets	$—	$—	$—

Note 13. Regulatory Matters

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$67,503	8.8%	$61,540	8.0%	N/A	N/A
Centrue Bank	73,019	9.6	60,723	8.0	75,903	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$44,269	5.8	30,770	4.0	N/A	N/A
Centrue Bank	63,348	8.4	30,361	4.0	45,542	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$44,269	4.2	41,903	4.0	N/A	N/A
Centrue Bank	63,348	6.0	42,117	4.0	54,646	5.0

As of December 31, 2010
Total capital (to risk-weighted assets)
Centrue Financial	$76,459	9.4%	$65,422	8.0%	N/A	N/A
Centrue Bank	78,171	9.7	64,535	8.0	80,669	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$57,974	7.1	32,711	4.0	N/A	N/A
Centrue Bank	67,823	8.4	32,268	4.0	48,402	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$57,974	5.1	45,683	4.0	N/A	N/A
Centrue Bank	67,823	6.0	45,544	4.0	56,931	5.0

27.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters (Continued)

On December 18, 2009, the Bank entered into an Agreement with the Federal Reserve Bank of Chicago (“FRB”) and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the FRB and the IDFPR and continues its efforts to comply with all the requirements specified in the Agreement. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the FRB and the IDFPR. These actions include, among other things, the payment of dividends by the Bank to the Company, the Company cannot pay dividends on its common or preferred shares, payments of interest or principal on subordinated debentures, note payable to Cole Taylor, and Trust Preferred securities, the Company may not increase its debt level and the Company cannot redeem or purchase any shares of its stock.

The Company has incurred net losses of $5.9 for the first six months of 2011 and $65.8 million for the full year 2010 due to loan losses, reduced net interest income, security OTTI, establishing a deferred tax valuation allowance, and goodwill impairment. The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. Management has sufficient cash at the parent Company and believes regulatory approval will be obtained for the remaining interest payments due in 2011. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations.

Note 14. Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-2”). ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables-Troubled Debt Restructurings by Creditors”, by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR. ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 is not expected to have a material effect.

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

28.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Recent Accounting Developments (Continued)

In May 2011, the FASB issued guidance representing the convergence of FASB and international accounting standards on fair value measurement. The guidance provided was primarily meant to clarify existing guidance; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance is not expected to have an effect on the Corporation’s result of operations or financial position but may require expansion of the Corporation’s disclosures.

In June 2011, the FASB amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and OCI are presented. The amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance will not have an effect on the Corporation’s result of operations or financial position but will require expansion of the Corporation’s financial statement presentation.

29.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and six months ended June 30, 2011 as compared to the same period in 2010. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2011 equaled $(2.4) million or $(0.48) per common diluted share as compared to $(3.5) million or $(0.65) per common diluted share in the first quarter of 2011 and $(3.9) million or $(0.73) per common diluted share in the second quarter of 2010. For the first six months of 2011, net income (loss) was $(5.9) million or $(1.14) per common diluted share as compared to $(10.2) million or $(1.84) per common diluted share for the same period in 2010.

The results for the second quarter 2011 were adversely impacted by a $3.3 million provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Also contributing to the loss was a $1.1 million reduction in carrying value of OREO properties reflective of a continued decline in market values and updated appraisals. During the second quarter of 2010, the Company recorded a $7.6 million provision for loan losses, $0.3 million OREO valuation adjustment and $1.9 million non-cash impairment charge on securities.

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

Fully tax equivalent net interest income for the second quarter 2011 decreased 6.4% to $7.3 million as compared to $7.8 million for the same period in 2010. The decrease in net interest income from 2011 was primarily due to average loan volume decline and higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Positively impacting net interest income were lower cost of funds.

32.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The net interest margin was 3.13% for the second quarter of 2011, representing increases of 4 basis points from 3.09% recorded in the first quarter of 2011 and 34 basis points from 2.79% reported in the second quarter of 2010. The increase in the second quarter 2011 net interest margin, as compared to the same period in 2010, was primarily related to a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the overall decline in market interest rates. Adversely impacting the margin was the cost of retaining surplus liquidity, lower average volume of higher-yielding loans, increased premium amortization due to higher prepayments and lower coupon income with adjustable resets in the securities portfolio and the impact of nonaccrual loan interest reversals. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2011.

Fully tax equivalent net interest income for the six months ended June 30, 2011 totaled $14.7 million, representing a decrease of $1.3 million or 8.1% compared to the $16.0 million earned during the same period in 2010. The net interest margin was 3.11% for the six months ended June 30, 2011, representing an increase of 28 basis points from 2.83% recorded in the same period of 2010. The decrease of net interest income and the net interest margin was driven by the same factors impacting the second quarter.

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET AND ANALYIS OF NET INTEREST INCOME
	For the Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,813	$29	4.15%	$4,173	$24	2.32%	$(10)	$15	$5
Securities
Taxable	211,812	1,083	2.05	267,852	1,602	2.40	(321)	(198)	(519)
Non-taxable	19,937	273	5.49	30,433	402	5.30	(144)	15	(129)

Total securities (tax equivalent)	231,749	1,356	2.35	298,285	2,004	2.70	(465)	(183)	(648)

Federal funds sold	10,483	8	0.32	5,510	14	1.06	5	(11)	(6)

Loans
Commercial	135,111	1,811	5.38	133,610	1,864	5.60	17	(70)	(53)
Real estate	552,815	6,980	5.07	682,374	8,846	5.20	(1,650)	(216)	(1,866)
Installment and other	2,499	68	10.84	4,149	90	8.68	(24)	2	(22)

Gross loans (tax equivalent)	690,425	8,859	5.15	820,133	10,800	5.28	(1,657)	(284)	(1,941)

Total interest-earnings assets	935,470	10,252	4.40	1,128,101	12,842	4.57	(2,127)	(463)	(2,590)

Noninterest-earning assets
Cash and cash equivalents	53,393			61,191
Premises and equipment, net	25,090			29,014
Other assets	47,828			64,807

Total nonearning assets	126,311			155,012

Total assets	$1,061,781			$1,283,113

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	84,395	46	0.22	97,697	75	0.31	(6)	(23)	(29)
Money market accounts	134,081	248	0.74	134,778	337	1.00	10	(99)	(89)
Savings deposits	100,772	38	0.15	96,842	49	0.20	3	(14)	(11)
Time deposits	471,568	1,881	1.60	596,538	3,588	2.41	(500)	(1,207)	(1,707)
Federal funds purchased and repurchase Agreements	16,948	10	0.24	13,992	12	0.34	2	(4)	(2)
Advances from FHLB	49,246	355	2.90	76,060	579	3.06	(192)	(32)	(224)
Notes payable	31,718	369	4.66	32,183	355	4.42	—	14	14

Total interest-bearing liabilities	888,728	2,947	1.33	1,048,090	4,995	1.91	(683)	(1,365)	(2,048)

Noninterest-bearing liabilities
Noninterest-bearing deposits	121,178			118,049
Other liabilities	13,294			12,696
Total noninterest-bearing liabilities	134,472			130,745

Stockholders’ equity	38,581			104,278

Total liabilities and stockholders’ equity	$1,061,781			$1,283,113

Net interest income (tax equivalent)		$7,305			$7,847		$(1,444)	$902	$(542)
Net interest income (tax equivalent) to total earning assets			3.13%			2.79%
Interest-bearing liabilities to earning assets	95.00%			92.91%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

34.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME
	For the Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,982	$52	3.05%	$3,716	$43	2.36%	$(9)	$18	$9
Securities
Taxable	210,932	2,072	1.98	254,971	3,324	2.63	(512)	(740)	(1,252)
Non-taxable	22,486	606	5.44	31,704	835	5.31	(247)	18	(229)

Total securities (tax equivalent)	233,418	2,678	2.31	286,675	4,159	2.93	(759)	(722)	(1,481)

Federal funds sold	5,772	16	0.57	3,493	22	1.28	9	(15)	(6)

Loans
Commercial	141,713	3,794	5.40	139,972	3,872	5.58	48	(126)	(78)
Real estate	565,930	14,232	5.07	699,713	18,027	5.20	(3,367)	(428)	(3,795)
Installment and other	2,471	136	11.08	4,039	176	8.78	(41)	1	(40)

Gross loans (tax equivalent)	710,114	18,162	5.16	843,724	22,075	5.28	(3,360)	(553)	(3,913)

Total interest-earnings assets	952,286	20,908	4.43	1,137,608	26,299	4.66	(4,119)	(1,272)	(5,391)

Noninterest-earning assets
Cash and cash equivalents	55,810			60,748
Premises and equipment, net	25,279			29,481
Other assets	46,281			64,929

Total nonearning assets	127,370			155,158

Total assets	$1,079,656			$1,292,766

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	85,052	92	0.22	99,501	193	0.39	(15)	(86)	(101)
Money market accounts	130,728	490	0.76	134,300	723	1.09	10	(243)	(233)
Savings deposits	98,693	73	0.15	94,512	110	0.24	8	(45)	(37)
Time deposits	487,176	4,045	1.68	603,747	7,394	2.47	(982)	(2,367)	(3,349)
Federal funds purchased and repurchase Agreements	17,695	21	0.24	14,404	30	0.41	6	(15)	(9)
Advances from FHLB	52,689	767	2.94	78,996	1,160	2.96	(382)	(11)	(393)
Notes payable	31,762	733	4.65	32,082	701	4.41	2	30	32

Total interest-bearing liabilities	903,795	6,221	1.39	1,057,542	10,311	1.97	(1,353)	(2,737)	(4,090)

Noninterest-bearing liabilities
Noninterest-bearing deposits	120,912			115,176
Other liabilities	14,725			12,553
Total noninterest-bearing liabilities	135,637			127,729

Stockholders’ equity	40,224			107,495

Total liabilities and stockholders’ equity	$1,079,656			$1,292,766

Net interest income (tax equivalent)		$14,687			$15,988		$(2,766)	$1,465	$(1,301)

Net interest income (tax equivalent) to total earning assets			3.11%			2.83%
Interest-bearing liabilities to earning assets	94.91%			92.96%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

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

The provision for loan losses for second quarter 2011 was $3.3 million, compared to $4.3 million and $7.6 million for first quarter 2011 and second quarter 2010, respectively. The decline in provision expense was warranted based on decreases in the level of nonperforming loans, decreases in the level of problem loans, and a reduction in the pace of performing loans moving to problem loan classifications. The provision taken during the second quarter of 2011 was driven by:

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

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the second quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service charges	$1,189	$1,299	$2,251	$2,719
Mortgage banking income	302	392	709	711
Electronic banking services	565	528	1,092	1,012
Bank-owned life insurance	250	257	499	512
Other income	198	191	362	429
Subtotal recurring noninterest income	2,504	2,667	4,913	5,383
Securities gains	379	1,012	379	1,014
Net impairment on securities	(107)	(1,917)	(499)	(3,524)
Valuation adjustment mortgage servicing rights	—	(225)	—	(225)
Gain on sale of OREO	(92)	1	(48)	10
Gain on sale of other assets	—	1,268	63	1,470
Total noninterest income	$2,684	$2,806	$4,808	$4,128

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Noninterest income totaled $2.7 million for the three months ended June 30, 2011, compared to $2.8 million for the same period in 2010. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO and other assets from both periods, noninterest income decreased $0.2 million or 7.4%. This $0.2 million decrease was primarily concentrated in service charges due to reduced consumer spending and its impact on overdraft and NSF fees, along with lower mortgage banking income.

For the six months ended June 30, 2011, total noninterest income was $4.8 million compared to $4.1 million for the same period in 2010. This was a $0.7 million or 17.1% increase. Recurring noninterest income decreased $0.5 million or 9.3% due to similar items as for the second quarter.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$3,460	$3,701	$7,093	$7,472
Occupancy expense, net	704	943	1,424	1,731
Furniture and equipment expenses	421	519	860	1,043
Marketing	67	82	127	189
Supplies and printing	77	98	141	196
Telephone	204	194	408	373
Data processing	375	397	739	779
FDIC insurance	824	853	1,674	1,707
Loan processing and collection costs	511	602	1,102	1,114
Amortization of intangible assets	263	321	539	660
Other expenses	1,574	1,570	2,973	2,845
Subtotal recurring noninterest expenses	8,480	9,280	17,080	18,109
OREO valuation adjustment	1,097	330	1,297	1,987
Total noninterest expense	$9,577	$9,610	$18,377	$20,096

Total noninterest expense for the second quarter of 2011 was $9.6 million, which was flat compared to $9.6 million recorded during the same period in 2010. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $0.8 million, or 8.6%. This $0.8 million decline in expenses was spread over various categories, including salaries and employee benefits, net occupancy costs, furniture and equipment, loan processing and collection costs and amortization expense.

Noninterest expense totaled $18.4 million for the six months ended June 30, 2011 decreasing by $1.7 million or 8.5% from the same period in 2010. Excluding OREO valuation adjustments from both periods, noninterest levels decreased $1.0 million or 5.5% for the first six months of 2011 as compared to 2010. The decrease was due mainly to the same reasons as expressed for the second quarter.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$(2,952)	$(6,667)	$(6,628)	$(17,211)
Applicable income taxes	(528)	(2,742)	(746)	(7,026)
Effective tax rates	17.9%	41.1%	11.3%	40.8%

37.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The Company recorded an income tax benefit of $(528) and $(2,742) for the three months ended June 30, 2011 and 2010, respectively. Effective tax rates equaled 17.89% and 44.13% respectively, for such periods. The Company recorded an income tax benefit of $(746) and $(7,026) for the six months ended June 30, 2011 and 2010, respectively. Effective tax rates equaled 11.26% and 40.82% respectively, for such periods.

The Company recorded a tax benefit of $(528) allocated to the loss from continuing operations in the second quarter of 2011 and $(746) on a year-to-date basis due to the following GAAP application: The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the quarter and year-to-date due to the full deferred tax valuation allowance established as of December 31, 2010.

In 2010, the Company’s tax rates were impacted by several tax-exempt items. First, the Company derived interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derived income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. The higher than statutory effective tax rates for the three and six months ended June 30, 2010 was due to the taxable loss generating a tax benefit at the combined statutory rate of 38.62% and further increased by the tax-exempt items.

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

38.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Retail generated a loss of $1.0 million, or 41.7% of total Segment loss, in the second quarter 2011 as compared to a loss of $0.8 million, or 20.5% of total Segment loss, during the same period in 2010. Retail assets were $182.8 million at June 30, 2011, $191.4 million at December 31, 2010 and $207.4 million as of June 30, 2010. This represented 17.9%, 17.3% and 16.9% of total consolidated assets, respectively.

Net income results for the second quarter of 2011, when compared to the same period of 2010, was negatively impacted by higher provision and lower mortgage banking revenue partially offset by improved net interest margin due to a lower cost of funds and lower expense levels.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated a loss of $0.9 million, or 37.5% of total Segment loss, in the second quarter 2011 as compared to a loss of $2.7 million, or 69.2% of total Segment income, during the same period in 2010. Commercial assets were $537.5 million at June 30, 2011, $576.2 million at December 31, 2010 and $614.6 million as of June 30, 2010. This represented 52.6%, 52.1% and 50.1% of total consolidated assets, respectively.

Net income results for the second quarter of 2011, when compared to the same period of 2010, was positively impacted by lower provision for loan losses. Offsetting these positive developments were lower net interest income due to average loan volume decline, the impact of nonaccrual loan interest reversals and noninterest expense levels due to reduced loan remediation costs, including collection expenses on nonperforming loans and expenses associated with maintaining foreclosed real estate and OREO valuation adjustments.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a loss of $0.5 million, or 20.8% of total Segment net loss, in the second quarter 2011 as compared to a net loss of $0.4 million, or 10.3% of total Segment loss, during the same period in 2010. Treasury assets were $249.7 million at June 30, 2011, $218.0 million at December 31, 2010 and $309.7 million at June 30, 2010. This represented 24.4%, 19.7% and 25.2% of total consolidated assets, respectively.

Net income results for the second quarter of 2011, when compared to the same period of 2010, was negatively impacted by lower net interest income due to decreased yields on the security portfolio partially offset by lower non-cash impairment charge on CDO securities.

39.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Financial Condition

General

Following are highlights of the June 30, 2011 balance sheet when compared to December 31, 2010:

Securities. The primary strategic objective of the Company’s securities portfolio is to assist with liquidity and interest rate risk management. In managing the securities portfolio, the Company seeks to minimize credit risk and avoid investments in sophisticated and complex investment products. The Company does not hold any securities containing sub-prime mortgages or any Fannie Mae or Freddie Mac equities.

Securities at June 30, 2011 totaled $230.3 million as compared to $229.9 million recorded at December 31, 2010. The $0.4 million, or 0.2%, net increase from year-end 2010 was largely related to enhancing the Company’s liquidity position through reinvesting dollars from the loan portfolio into security instruments with shorter durations.

At quarter-end, the Company held seven pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $8.1 million and fair value of $5.5 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies.

Per accounting guidance issued regarding the recognition and presentation of Other-Than-Temporary Impairments, the Company recorded, for the second quarter 2011, $0.1 million pre-tax non-cash impairment charge based upon management’s evaluation on one trust preferred security with an aggregate cost before impairment of $0.1 million. This determination was based on the Company’s analysis of the securities tranche level and external valuations given to this security.

Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $660.9 million, representing decreases of $49.6 million, or 7.0% and $61.0 million or 8.4%, from March 31, 2011 and December 31, 2010, respectively. The net decrease during the second quarter 2011 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

Deposit. Total deposits equaled $866.0 million at June 30, 2011 compared to $931.1 million recorded at December 31, 2010 and $922.5 million on record at March 31, 2011. The June 30, 2011 deposit balance represents a decrease of $65.1 million or 7.0% from December 31, 2010 and $56.5 million or 6.1% from March 31, 2011. The net decreases from year-end 2010 were largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding decreased $14.0 million, as $1.0 million in maturing brokered certificates of deposits and $13.0 million in FHLB advances were not replaced.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2011		2010
	June 30,	Mar 31,	Dec 31,	Sep 30,	June 30,
Nonaccrual loans	$45,541	$58,607	$64,600	$78,197	$78,260
Troubled debt restructurings	6,374	5,124	5,332	16,899	14,898
Loans 90 days past due and still accruing interest	—	—	58	—	—
Total nonperforming loans	51,915	63,731	69,990	95,096	93,158

Other real estate owned	35,618	28,581	25,564	24,695	16,182
Total nonperforming assets	$87,533	$92,312	$95,554	$119,791	$109,340

End of period loans	$660,882	$710,529	$721,871	$764,585	$792,289

Nonperforming loans to total end of period loans	7.86%	8.97%	9.70%	12.44%	11.76%
Nonperforming assets to total end of period loans	13.24%	12.99%	13.24%	15.67%	13.80%
Nonperforming assets to total end of period assets	8.56%	8.60%	8.65%	10.15%	8.91%

Total nonperforming assets were $87.5 million, or 8.6% of total assets, at June 30, 2011. This included $6.4 million in troubled debt restructurings, $35.6 million of OREO and $45.5 million of nonaccrual loans. The majority of the OREO is comprised of eight parcels (land development and commercial real estate) which account for 80.3% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 60.5% of total nonaccrual loans at June 30, 2011 were concentrated in land development and construction credits. Additionally, 64.5% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at June 30, 2011 decreased $11.8 million, or 18.5%, from March 31, 2011 levels and $41.2 million, or 44.3%, from the $93.2 million that existed at June 30, 2010. The decrease in nonperforming loans was mainly due to the charge-off of nonaccrual loans and the transfer of the property securing the credits into OREO.

The level of nonperforming loans to total end of period loans was 7.9% at June 30, 2011, as compared to 9.0% at March 31, 2011 and 11.8% at June 30, 2010. As a result of the decrease in nonperforming loans, the coverage ratio (allowance to nonperforming loan) was reported at 46.9% as of June 30, 2011 as compared to 45.6% as of March 31, 2011.

41.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the second quarter of 2011, $50.4 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 50.2% of the loans deemed impaired during the second quarter of 2011, whereas, 46.2% and 44.9% of impaired loans were performing at March 31, 2011 and December 31, 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $12.2 million at June 30, 2011 as compared to $8.6 million and $6.7 million at March 31, 2011 and December 31, 2010. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At June 30, 2011, the allowance for loan losses was $24.4 million, or 3.7% of total loans, as compared to $31.5 million, or 4.4%, at December 31, 2010 and $42.4 million, or 5.4%, of total loans at June 30, 2010.

The Company recorded a provision of $3.3 million to the allowance for loan losses in the second quarter 2011 largely due to the following factors:

●	sustained level of nonperforming loans and new credits that migrated to impaired status that have required current specific allocation estimates;

●	elevated charge-offs of previously accrued specific allocations that impact historical loss levels;

●	elevated past due loans;

●	weakening guarantor positions due to adverse economic conditions;

●	continued deteriorating collateral values, reflecting the impact of the adverse economic climate on the Company’s borrowers.

Net loan charge-offs for the second quarter of 2011 were $8.0 million, or 1.2% of average loans, compared with $22.3 million, or 3.0% of average loans, for the fourth quarter of 2010 and $7.0 million, or 0.9% of average loans, for the second quarter of 2010. Loan charge-offs during the second quarter of 2011 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the second quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at June 30, 2011 represented probable incurred credit losses inherent in the loan portfolio.

42.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $866.0 million, representing decreases of $56.5 million, or 6.1%, from March 31, 2011 and $65.1 million, or 7.0%, from year-end 2010. During the quarter, in-market deposits decreased $56.4 million or 7.5%, primarily as the result of decreases in balances in certificates of deposit. Wholesale funding (brokered deposits and FHLB advances) decreased $14.0 million or 9.7%, as borrowings from the FHLB matured and were repaid.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At June 30, 2011, the Company maintained borrowing capacity of $7.1 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $35.5 million.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $37.1 million from December 31, 2010 to June 30, 2011.

During the first six months of 2011, the Company experienced net cash inflows of $34.8 million in investing activities primarily due to decrease in loans and $6.3 million in operating activities. In contrast, net cash outflows of $78.2 million were used in financing activities largely due to the repayment on wholesale funding and decreases in deposits.

At December 31, 2010, the parent Company had $3.0 million in cash and cash equivalents. During the first six months of 2011, the parent Company experienced net cash outflow of $0.5 million leaving $2.5 million in cash and cash equivalents available at June 30, 2011. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.3 million for the remainder of the year and are more fully described in Notes 8 & 13.

43.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2011.

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	186	97	10,000	—	10,283
Certificates of deposit	291,079	115,915	41,535	92	448,621
Operating leases	256	492	494	247	1,489
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	35,000	18,059	5,000	—	58,059

Total contractual cash obligations	$326,521	$134,831	$57,279	$20,959	$539,590

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$77,160	$3,883	$2,078	$26,145	$109,266
Standby letters of credit	2,353	103	40	—	2,496

Total contractual cash obligations	$79,513	$3,986	$2,118	$26,145	$111,762

Capital Resources

Stockholders’ Equity

Stockholders’ equity at June 30, 2011 was $37.6 million, a decrease of $5.3, or 12.4%, from $42.9 million at December 31, 2010. The change in stockholders’ equity was largely related to the operating loss incurred during the first half of 2011. Book value per common share equaled $0.73 at June 30, 2011 compared to $1.61 at December 31, 2010.

44.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

Capital Measurements

As reflected in the following table, the Company and Bank were considered “adequately-capitalized” under regulatory defined capital ratios as of June 30, 2011:

	Centrue Financial		Centrue Bank		Adequately- Capitalized
	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Thresholds
Carrying amounts ($millions):
Total risk-based capital	$67.5	$76.5	$73.0	$78.2
Tier 1 risk-based capital	$44.3	$58.0	$63.3	$67.8
Tangible common equity	$(1.4)	$3.5	$64.5	$67.5

Capital ratios:
Total risk-based capital	8.8%	9.4%	9.6%	9.7%	8.0%
Tier 1 risk-based capital	5.8%	7.1%	8.4%	8.4%	4.0%
Tier 1 leverage ratio	4.2%	5.1%	6.0%	6.0%	4.0%

Total capital and some corresponding capital ratios decreased during the second quarter 2011 due to net operating losses and a reduction in tier II capital caused by a sub-debt phase-out provision.

Recent Accounting Developments

See Note 14 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

45.

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

46.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Table Amounts In Thousands, Except Share Data)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2011 and December 31, 2010, respectively:

			Change in Net Interest Income Over One Year Horizon
			June 30, 2011		December 31, 2010
			Change		Change
			$	%	$	%
+	300	bp	$(822)	(2.71)%	$(570)	(1.82)%
+	200	bp	(1,647)	(5.44)	(1,637)	(5.23)
+	100	bp	(1,131)	(3.74)	(1,376)	(4.40)
+	50	bp	(559)	(1.85)	(701)	(2.24)

	Base		—	—	—	—

-	50	bp	81	0.27	568	1.82

As shown above, the effect of an immediate 200 basis point increase in interest rates as of June 30, 2011 would decrease the Company’s net interest income by $1.6 million or 5.4%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.08 million or 0.3%. Rate increases over 200 basis points have a lesser negative impact than a 200 point increase and the impact becomes positive when the increase is 400 basis points.

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

47.

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

48.

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

As previously disclosed, in the third quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series A convertible preferred stock, Series B mandatory redeemable preferred stock and Series C fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Company is currently in arrears with the dividend payments on the preferred stock and interest payments on the subordinated debentures, as permitted by the related documentation. As of June 30, 2011, the amount of the arrearages on the various instruments was as follows: Junior subordinated debentures: $2.1 million; Series A convertible preferred stock: $0.4 million; Series B mandatory redeemable preferred stock: $0.03 million; and Series C fixed rate, cumulative perpetual preferred stock: $3.6 million.

Item 4.	[Reserved]

Item 5.	Other Information

None.

49.

Item 6.	Exhibits

Exhibits:

31.1	Certification of Thomas A. Daiber, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Kurt R. Stevenson, Senior Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2(1)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Senior Executive Vice President and Principal Financial and Accounting Officer.

101(2)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

(1)
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(2)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: August 12, 2011	By:	/s/ Thomas A. Daiber
Thomas A. Daiber
President and Principal Executive
Officer

Date: August 12, 2011	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
Senior Executive Vice President and Principal Financial and Accounting Officer

51.