Form 10-Q
period 2011-09-30
CENTRUE FINANCIAL CORP
filed 2011-11-14
CIK 1019650

/head>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 14, 2011

Common Stock, Par Value $1.00	6,063,441

Centrue Financial Corporation
Form 10-Q Index
September 30, 2011

Centrue Financial Corporation
Part I Financial Information
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
September 30, 2011 and December 31, 2010 (In Thousands, Except Share Data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$63,296	$82,945
Securities available-for-sale	236,086	219,475
Restricted securities	9,150	10,470
Loans	620,450	721,871
Allowance for loan losses	(23,314)	(31,511)
Net loans	597,136	690,360
Bank-owned life insurance	31,158	30,403
Mortgage servicing rights	2,151	2,425
Premises and equipment, net	24,526	25,687
Other real estate owned	32,912	25,564
Other assets	12,538	17,833

Total assets	$1,008,953	$1,105,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$111,263	$118,667
Interest-bearing	750,854	812,438
Total deposits	862,117	931,105
Federal funds purchased and securities sold under agreements to repurchase	21,364	16,188
Federal Home Loan Bank advances	48,058	71,059
Notes payable	10,533	10,623
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	13,032	12,378
Total liabilities	975,992	1,062,241

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A convertible preferred stock (aggregate liquidation preference of $2,762)	500	500
Series C fixed rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,274	30,810
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at September 30, 2011 and December 31, 2010	7,454	7,454
Surplus	74,776	74,721
Accumulated Deficit	(59,456)	(46,861)
Accumulated other comprehensive income (loss)	527	(1,589)
	55,075	65,035
Treasury stock, at cost 1,405,150 shares at September 30, 2011 and December 31, 2010	(22,114)	(22,114)
Total stockholders’ equity	32,961	42,921

Total liabilities and stockholders’ equity	$1,008,953	$1,105,162

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans	$8,297	$9,856	$26,414	$31,877
Securities
Taxable	1,047	1,377	3,132	4,723
Exempt from federal income taxes	158	247	550	783
Federal funds sold and other	40	28	108	93
Total interest income	9,542	11,508	30,204	37,476

Interest expense
Deposits	1,937	3,416	6,637	11,836
Federal funds purchased and securities sold under agreements to repurchase	11	7	32	37
Federal Home Loan Bank advances	347	573	1,114	1,733
Series B mandatory redeemable preferred stock	4	4	12	12
Subordinated debentures	277	270	821	783
Notes payable	89	99	270	279
Total interest expense	2,665	4,369	8,886	14,680

Net interest income	6,877	7,139	21,318	22,796
Provision for loan losses	2,400	7,250	9,900	24,150
Net interest income (loss) after provision for loan losses	4,477	(111)	11,418	(1,354)

Noninterest income
Service charges	1,232	1,215	3,483	3,934
Mortgage banking income	341	628	1,050	1,114
Bank-owned life insurance	256	261	755	773
Electronic banking services	552	516	1,644	1,528
Securities gains	—	899	379	1,913
Total other-than-temporary impairment losses	—	(569)	(499)	(4,153)
Portion of loss recognized in other comprehensive income (before taxes)	—	71	—	131
Net impairment on securities	—	(498)	(499)	(4,022)
Gain (loss) on sale of OREO	(12)	24	(60)	34
Gain (loss) on sale of other assets	(16)	178	47	1,648
Other income	213	204	575	633
	2,566	3,427	7,374	7,555

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Income (Loss)
And Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2011 and 2010
(In Thousands, Except Per Share Data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Noninterest expenses
Salaries and employee benefits	3,505		3,547	10,598	11,019
Occupancy, net	712		647	2,136	2,378
Furniture and equipment	407		642	1,267	1,685
Marketing	56		91	183	280
Supplies and printing	67		106	208	302
Telephone	229		194	637	567
Data processing	381		388	1,120	1,167
FDIC insurance	323		842	1,997	2,549
Loan processing and collection costs	495		675	1,597	1,789
OREO valuation adjustment	4,473		378	5,770	2,365
Amortization of intangible assets	250		307	789	967
Other expenses	1,499		1,462	4,472	4,307
	12,397		9,279	30,774	29,375

Income (loss) before income taxes	$(5,354)		$(5,963)	$(11,982)	$(23,174)
Income tax expense (benefit)	(606)		10,440	(1,352)	3,414
Net income (loss)	$(4,748)	$	(16,403)	$(10,630)	$(26,588)

Preferred stock dividends	505		484	1,500	1,435
Net income (loss) for common stockholders	$(5,253)		$(16,887)	$(12,130)	$(28,023)

Basic earnings (loss) per common share	$(0.87)		$(2.79)	$(2.01)	$(4.64)
Diluted earnings (loss) per common share	$(0.87)		$(2.79)	$(2.01)	$(4.64)

Total comprehensive income (loss):
Net income (loss)	$(4,748)		$(16,403)	$(10,630)	$(26,588)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	—		(341)	(80)	(3,067)
Change in unrealized gains (losses) on other securities available for sale	1,075		661	3,411	1,557
Reclassification adjustment:
Net impairment loss recognized in earnings	—		498	499	4,022
(Gains) recognized in earnings	—		(899)	(379)	(1,913)
Net unrealized gains (loss)	1,075		(81)	3,451	599
Tax expense (benefit)	416		(32)	1,335	232
Other comprehensive income (loss)	659		(49)	2,116	367
Total comprehensive income (loss)	$(4,089)		$(16,452)	$(8,514)	$(26,221)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation
Unaudited Consolidated Statements Of Cash Flows
Nine Months Ended September 30, 2011 and 2010 (In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(10,630)	$(26,588)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,406	1,927
Amortization of intangible assets	789	967
Amortization of mortgage servicing rights, net	341	452
Amortization of bond premiums, net	1,666	2,084
Mortgage servicing rights valuation adjustment	89	225
Income tax valuation allowance	3,896	12,816
Share based compensation	54	83
Provision for loan losses	9,900	24,150
Provision for deferred income taxes	(3,896)	(6,886)
Earnings on bank-owned life insurance	(755)	(773)
Other than temporary impairment, securities	499	4,022
OREO valuation allowance	5,770	2,365
Securities sale losses (gains), net	(379)	(1,913)
(Gain) on sale of other assets, net	(47)	(469)
(Gain) loss on sale of OREO	60	(34)
(Gain) loss on sale of loans	(787)	(1,102)
(Gain) loss on sale of branches	—	(1,179)
Proceeds from sales of loans held for sale	31,651	50,621
Origination of loans held for sale	(31,149)	(50,135)
Change in assets and liabilities
(Increase) decrease in other assets	4,166	3,259
Increase (decrease) in other liabilities	(2,227)	(682)
Net cash provided by operating activities	10,417	13,210
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	31,946	56,446
Proceeds from calls and maturities of securities available for sale	18,000	11,650
Proceeds from sales of securities available for sale	19,738	74,152
Purchases of securities available for sale	(83,212)	(152,431)
Net decrease (increase) in loans	64,458	82,107
(Purchase) disposal of premises and equipment	(245)	175
Proceeds from sale of OREO	6,152	801
Sale of branch, net of premium received	—	(11,726)
Net cash provided by (used in) investing activities	56,837	61,174
Cash flows from financing activities
Net increase (decrease) in deposits	(68,988)	(77,123)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,176	(4,500)
Repayment of advances from the Federal Home Loan Bank	(33,001)	(40,201)
Proceeds from advances from the Federal Home Loan Bank	10,000	35,000
Payments on notes payable	(90)	(85)
Net cash provided by (used in) financing activities	(86,903)	(86,909)
Net increase (decrease) in cash and cash equivalents	(19,649)	(12,525)
Cash and cash equivalents
Beginning of period	82,945	56,452
End of period	$63,296	$43,927
Supplemental disclosures of cash flow information
Cash payments for
Interest	$9,018	$14,454
Income taxes	19	—
Transfers from loans to other real estate owned	19,151	11,650

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2010 amounts have been reclassified to conform to the 2011 presentation. The annualized results of operations during the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

Note 2. Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2011 and 2010 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

5.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(5,253)	$(16,887)	$(12,130)	$(28,023)
Weighted average common shares outstanding	6,048	6,046	6,048	6,044

Basic earnings (loss) per common share	$(0.87)	$(2.79)	$(2.01)	$(4.64)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,048	6,046	6,048	6,044
Add: dilutive effect of assumed exercised stock options	—	—	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—
Weighted average common and dilutive potential shares outstanding	6,048	6,046	6,048	6,044

Diluted earnings (loss) per common share	$(0.87)	$(2.79)	$(2.01)	$(4.64)

There were 464,038 options and 508,320 warrants outstanding for the three and nine months ended September 30, 2011 and 561,069 options and 508,320 warrants outstanding for the three and nine months ended September 30, 2010 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s securities portfolio is to assist with liquidity and interest rate risk management. The fair value of securities classified as available-for-sale was $236.1 million at September 30, 2011 compared to $219.5 million at December 31, 2010. The fair value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $9.2 million at September 30, 2011 compared to $10.5 million at December 31, 2010. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,285	$99	$—	$3,186
States and political subdivisions	21,361	721	—	20,640
U.S. government agency residential mortgage-backed securities	179,098	2,991	(98)	176,205
Collateralized residential mortgage obligations:
Agency	16,823	257	—	16,566
Private label	2,178	354	(4)	1,828
Equity securities	2,520	155	—	2,365
Collateralized debt obligations:
Single issue	3,071	25	—	3,046
Pooled	5,763	46	(2,394)	8,111
Corporate	1,987	—	(13)	2,000

	$236,086	$4,648	$(2,509)	$233,947

6.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$7,085	$168	$—	$6,917
States and political subdivisions	28,348	531	(8)	27,825
U.S. government agency residential mortgage-backed securities	147,846	2,070	(131)	145,907
Collateralized residential mortgage obligations:
Agency	20,735	192	—	20,543
Private label	4,936	70	(77)	4,943
Equity securities	2,254	41	—	2,213
Collateralized debt obligations:
Single issue	3,849	3	—	3,846
Pooled	4,422	42	(4,213)	8,593

	$219,475	$3,117	$(4,429)	$220,787

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds from calls and maturities	$6,080	$7,245	$18,000	$11,650
Proceeds from sales	—	39,293	19,738	74,152
Realized gains	—	937	379	1,951
Realized losses	—	(38)	—	(38)
Net impairment loss recognized in earnings	—	(498)	(499)	(4,022)
Tax benefit (provision) related to net realized gains and losses	—	(155)	46	814

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency residential mortgage-backed securities	23,352	(98)	—	—	23,352	(98)
Collateralized residential mortgage obligations: private label	860	(4)	—	—	860	(4)
Collateralized debt obligations: pooled	—	—	5,667	(2,394)	5,667	(2,394)
Corporate	1,987	(13)	—	—	1,987	(13)

Total temporarily impaired	$26,199	$(115)	$5,667	$(2,394)	$31,866	$ (2,509)

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

The fair values of securities classified as available-for-sale at September 30, 2011, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized
	Cost	Fair Value
Due in one year or less	$5,491	$5,533
Due after one year through five years	12,613	12,959
Due after five years through ten years	6,400	6,740
Due after ten years	12,479	10,235
U.S. government agency residential mortgage-backed securities	176,205	179,098
Collateralized residential mortgage obligations	18,394	19,001
Equity securities	2,365	2,520
	$233,947	$236,086

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2011 and 2010:

	2011	2010
Beginning balance, July 1,	$20,861	$18,865
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	498

Ending balance, September 30,	$20,861	$19,363

8.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2011 and 2010:

	2011	2010
Beginning balance, January 1,	$20,362	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	499	4,022

Ending balance, September 30,	$20,861	$19,363

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	September 30,	December 31,
	2011	2010

Commercial	$73,545	$87,226
Agricultural & AGRE	37,883	44,289
Construction, land & development	44,230	72,078
Commercial RE	300,169	342,208
1-4 family mortgages	162,019	172,666
Consumer	2,604	3,404
Total loans	$620,450	$721,871
Allowance for loan losses	(23,314)	(31,511)
Loans, net	$597,136	$690,360

There were $2.0 million and $1.7 million of loans held for sale at September 30, 2011 and December 31, 2010, respectively.

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

9.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents the commercial loan portfolio by internal risk rating:

Sep. 30, 2011	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$1,215	$313	$4,579	$3,758	$3,782	$836	$14,483
3	3,354	5,066	13,056	1,122	10,072	18,645	51,315
4	18,016	21,641	14,669	1,743	72,871	47,550	176,490
5	10,117	3,301	3,411	6,157	21,113	51,963	96,062
6	3,039	3,849	2,103	5,672	6,331	17,258	38,252
7	2,076	1,558	65	25,778	20,007	29,741	79,225
8	—	—	—	—	—	—	—
Total	$37,817	$35,728	$37,883	$44,230	$134,176	$165,993	$455,827

Dec. 31, 2010	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$2,294	$331	$8,527	$4,700	$8,559	$1,479	$25,890
3	3,935	7,333	10,873	1,237	17,673	23,045	64,096
4	21,225	24,042	16,742	1,500	76,491	61,468	201,468
5	10,483	4,768	3,588	8,720	21,389	42,495	91,443
6	1,217	4,506	42	7,232	3,206	20,821	37,024
7	2,149	4,898	4,517	48,689	25,075	40,507	125,835
8	—	45	—	—	—	—	45
Total	$41,303	$45,923	$44,289	$72,078	$152,393	$189,815	$545,801

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Sep. 30, 2011
Unrated	$96,512	$52,245	$148,757
Special mention	1,266	925	2,191
Substandard	9,657	1,414	11,071
Total	$107,435	$54,584	$162,019

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2010
Unrated	$99,852	$55,147	$154,999
Special mention	1,034	1,769	2,803
Substandard	13,707	1,157	14,864
Total	$114,593	$58,073	$172,666

10.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

An analysis of the activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010 follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2011

Beginning Balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358
Charge-offs	(151)	(21)	(3,018)	(961)	(194)	(9)	(4,354)
Recoveries	17	3	451	12	426	1	910
Provision	509	(362)	1,372	702	170	9	2,400

Ending Balance	$2,126	$6	$5,115	$12,762	$3,269	$36	$23,314

September 30, 2010
Beginning Balance	$42,378
Charge-offs	(6,303)
Recoveries	65
Provision	7,250
Ending Balance	$43,390

An analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2011

Beginning Balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511
Charge-offs	(391)	(674)	(9,852)	(6,975)	(1,489)	(35)	(19,416)
Recoveries	35	6	551	243	462	22	1,319
Provision	848	337	1,916	5,773	1,023	3	9,900

Ending Balance	$2,126	$6	$5,115	$12,762	$3,269	$36	$23,314

September 30, 2010
Beginning Balance	$40,909
Charge-offs	(21,898)
Recoveries	229
Provision	24,150
Ending Balance	$43,390

11.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following is an analysis on the balance and allowance for loan loss for impaired loans as of September 30, 2011 and December 31, 2010:

Sep. 30, 2011	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,156	$—	$2,423	$5,439	$1,405	$—	$10,423
Loans collectively evaluated for impairment	970	6	2,692	7,323	1,864	36	12,891
Total ending allowance balance	$2,126	$6	$5,115	$12,762	$3,269	$36	$23,314

Loan balances:
Loans individually evaluated for impairment	$3,427	$65	$25,779	$42,537	$10,849	$—	$82,657
Loans collectively evaluated for impairment	70,118	37,818	18,451	257,632	151,170	2,604	537,793
Loans with an allowance recorded:	$73,545	$37,883	$44,230	$300,169	$162,019	$2,604	$620,450

Dec. 31, 2010	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,175	$328	$8,174	$6,487	$1,500	$—	$17,664
Loans collectively evaluated for impairment	459	9	4,326	7,234	1,773	46	13,847
Total ending allowance balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511

Loan balances:
Loans individually evaluated for impairment	$6,858	$4,516	$48,535	$51,652	$14,602	$1	$126,164
Loans collectively evaluated for impairment	80,368	39,773	23,543	290,556	158,064	3,403	595,707
Loans with an allowance recorded:	$87,226	$44,289	$72,078	$342,208	$172,666	$3,404	$721,871

Troubled Debt Restructurings:

The Company had troubled debt restructurings (“TDRs”) of $7.3 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively. Specific reserves of $0.7 million and $0.4 million were allocated to TDRs as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, nonaccrual TDR loans were $4.5 million, as compared to $5.0 million at December 31, 2010. At September 30, 2011 and December 31, 2010, $2.8 million and $0.3 million of TDRs were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of September 30, 2011.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 16 months.

12.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month period ending September 30, 2011:

For the Three Months Ended September 30, 2011

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Provision

Commercial	—	$—	$—	$—
Agricultural & AGRE	—	—	—	—
Construction, land & development	—	—	—	—
Commercial RE	1	872	872	90
1-4 family mortgages	—	—	—	—
Consumer	—	—	—	—
Total	1	$872	$872	$90

	For the Nine Months Ended September 30, 2011

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Provision

Commercial	—	$—	$—	$—
Agricultural & AGRE	—	—	—	—
Construction, land & development	2	72	72	36
Commercial RE	2	1,073	1,073	671
1-4 family mortgages	1	31	31	23
Consumer	—	—	—	—
Total	5	$1,176	$1,176	$730

The troubled debt restructurings described increased the allowance for loan losses by $0.09 million and $0.7 million and resulted in no charge offs during the three and nine month periods ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine month periods ending September 30, 2011.

For the Three Months Ended September 30, 2011

	Number of Loans	Recorded Investment

Commercial	—	—
Agricultural & AGRE	—	—
Construction, land & development	—	—
Commercial RE	—	—
1-4 family mortgages	—	—
Consumer	—	—
Total	—	—

13.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

For the Nine Months Ended September 30, 2011

	Number of Loans	Recorded Investment

Commercial	—	$—
Agricultural & AGRE	—	—
Construction, land & development	—	—
Commercial RE	1	664
1-4 family mortgages	—	—
Consumer	—	—
Total	1	$664

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses and resulted in charge off’s of $0.0 million and $0.4 million for the three and nine month periods ending September 30, 2011.

The Company evaluates loan modifications to determine if the modification constitutes a troubled debt restructure. A loan modification constitutes a troubled debt restructure if the borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its loans with the Company’s debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting guidelines. TDRs are separately identified for impairment disclosures. If a loan is considered to be collateral dependent loan, the TDR is reported, net, at the fair value of the collateral.

14.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Current Quarter Average Recorded Investment	Year-to-Date Average Recorded Investment	Current Quarter Interest Income Recognized	Year-to-Date Interest Income Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$62	$153	$—	$61	$83	$—	$2
Line of Credit	478	478	—	718	1,493	3	4
Agricultural & AGRE	65	682	—	61	63	—	3
Construction, land & development	6,653	23,495	—	11,937	11.126	3	(95)
CRE – all other
Owner Occupied	5,908	6,627	—	6,799	6,743	9	57
Non-Owner Occupied	10,958	13,131	—	13,331	13,887	115	385
1-4 family residential
Senior lien	2,140	2,227	—	2,561	2,518	28	66
Junior lien & lines or credit	808	905	—	701	638	10	17
Consumer	1	1	—	—	—	—	—
Subtotal	27,073	47,699	—	36,169	36,551	168	439
Loans with an allowance recorded:
Commercial
Closed End	$1,806	$1,806	$1,060	$1,436	$1,370	$28	$79
Line of Credit	1,080	2,114	96	2,724	2,045	—	23
Agricultural & AGRE	—	—	—	1,386	2,069	—	—
CRE - Construction, land & development	19,125	26.825	2,423	19,796	22,764	(8)	122
CRE – all other
Owner Occupied	13,966	14,437	3,147	12,584	12,439	215	654
Non-owner occupied	11,706	11,731	2,292	12,575	12,190	222	444
1-4 family residential
Senior lien	7,450	7,869	1,327	7,950	8,464	160	525
Junior lien & lines of credit	451	598	78	390	357	2	5
Consumer	—	—	—	3	2	—	—
Subtotal	55,584	65,380	10,423	58,844	61,700	619	1,852
Total	$82,657	$113,079	$10,423	$95,013	$98,251	$787	$2,291

Commercial	$71,807	$101,479	$9,018	$83,408	$86,272	$587	$1,677
Residential	$10,849	$11,599	$1,405	$11,602	$11,977	$200	$613
Consumer	$1	$1	$—	$3	$2	$—	$—

Cash basis interest income recognized during the three and nine months ended September 30, 2011, totaled $0.8 million and $2.1 million, respectively.

15.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$151	$832	$—	$63	$2
Line of Credit	3,816	4,973	—	1,575	131
Agricultural & AGRE	68	685	—	143	86
Construction, land & development	8,695	23,949	—	8,188	(395)
CRE – all other
Owner Occupied	6,575	6,784	—	4,693	196
Non-Owner Occupied	15,554	19,797	—	11,102	117
1-4 family residential
Senior lien	2,390	2,477	—	2,585	94
Junior lien & lines or credit	447	476	—	484	10
Consumer	1	1	—	—	—
Subtotal	37,699	59,974	—	28,833	241

Loans with an allowance recorded:
Commercial
Closed End	$1,764	$1,764	$1,170	$4,208	$86
Line of Credit	1,126	1,126	5	20	54
Agricultural & AGRE	4,448	4,448	328	3,849	155
CRE - Construction, land & development	39,840	51,001	8.175	40,972	914
CRE – all other
Owner Occupied	15,982	16,889	3,981	14,818	648
Non-owner occupied	13,541	17,806	2,505	13,625	(13)
1-4 family residential
Senior lien	11,205	11,334	1,200	11,192	957
Junior lien & lines of credit	559	1,478	300	289	(101)
Consumer	—	—	—	11	—
Subtotal	88,465	105,846	17,664	88,984	2,700
Total	$126,164	$165,820	$17,644	$117,817	$2,941

Commercial	$111,561	$150,055	$16,164	$103,256	$1,981
Residential	$14,602	$15,765	$1,500	$14,550	$960
Consumer	$1	$1	$—	$11	$—

Due to the economic conditions facing many of its customers, the Company determined that there were $37.5 million and $56.5 million of loans that were classified as impaired but were considered to be performing loans at September 30, 2011 and December 31, 2010, respectively.

16.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent activity related to loan portfolio aging:

September 30, 2011	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$68	$—	$175	$244	$37,574	$37,817	$—
Line of credit	48	—	1,559	1,606	34,121	35,728	—
Agricultural & AGRE	—	—	65	65	37,818	37,883	—
CRE – construction, land & develop	—	328	25,407	25,735	18,495	44,230	—
CRE – all other
Owner occupied	1,951	394	6,068	8,414	125,763	134,176	—
Non-owner occupied	5,857	103	8,461	14,420	151,572	165,993	—
Residential – 1-4 family
Senior lien	611	391	2,893	3,895	103,539	107,435	—
Junior lien & lines of credit	556	350	522	1,428	53,157	54,584	—
Consumer	71	—	—	71	2,533	2,604	—
Total	$9,162	$1,566	$45,150	$55,878	$564,572	$620,450	$—

December 31, 2010	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$225	$1	$321	$547	$40,756	$41,303	$—
Line of credit	—	—	4,089	4,089	41,834	45,923	—
Agricultural & AGRE	58	—	89	147	44,142	44,289	—
CRE – construction, land & develop	1,856	2,664	36,355	40,875	31,203	72,078	—
CRE – all other
Owner occupied	633	217	12,361	13,211	139,182	152,393	—
Non-owner occupied	1,194	—	12,765	13,959	175,856	189,815
Residential – 1-4 family
Senior lien	2,111	866	3,143	6,120	108,473	114,593	58
Junior lien & lines of credit	862	300	566	1,728	56,345	58,073	—
Consumer	2	2	—	4	3,400	3,404	—
Total	$6,941	$4,050	$69,689	$80,680	$641,191	$721,871	$58

17.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table represents data for nonaccrual loans. Included in the September 30, 2011 and December 31, 2010 totals are $4.5 million and $5.0 million of TDRs. Excluded are the accruing TDRs of $2.8 million and $0.3 million, respectively:

	For the period ended
	September 30,	December 31,
	2011	2010
Commercial
Closed end	$175	$321
Line of credit	1,559	4,088
Agricultural & AGRE	65	89
CRE – construction, land & development	25,407	36,355
CRE – all other
Owner occupied	6,069	12,361
Non-owner occupied	8,460	12,765
Residential – 1-4 family
Senior lien	2,893	3,085
Junior lien & lines of credit	522	567
Consumer	—	—
Total	$45,150	$69,631

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

A summary of the status of the option plans as of September 30, 2011, and changes during the period ended on those dates is presented below:

	September 30, 2011
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2011	525,969	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(61,931)	12.65

Outstanding at end of period	464,038	$17.21	2.8 years	$—
Vested or expected to vest	461,716	$17.23	2.8 years	$—
Options exercisable at period end	412,438	$17.72	2.7 years	$—

18.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

Options outstanding at September 30, 2011 and December 31, 2010 were as follows:

	Outstanding		Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
		Contractual		Exercise
Range of Exercise Prices	Number	Life	Number	Price
September 30, 2011:

$ 5.24 - $ 13.00	90,500	4.4 years	61,400	$7.43
13.88 - 18.63	152,338	2.3 years	135,938	16.71
19.03 - 23.31	221,200	2.6 years	215,100	21.29

	464,038	2.8 years	412,438	$17.72

December 31, 2010:

$ 5.24 - $ 13.00	137,331	4.1 years	74,531	$8.65
13.88 - 18.63	164,738	3.1 years	122,138	16.60
19.03 - 23.31	223,900	3.3 years	211,500	21.33

	525,969	3.5 years	408,169	$17.60

There were no options exercised for the periods ended September 30, 2011 and 2010. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $(0.01) million and $0.03 million for the three months ended September 30, 2011 and 2010, and $0.05 million and $0.08 million for the nine months ended September 30, 2011 and 2010, respectively.

There were no stock options granted during the 2011 and 2010 periods.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2011 and beyond is estimated as follows:

Amount
October, 2011 – December, 2011	$17
2012	47
2013	20
2014	—

Total	$84

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

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Information reported internally for performance assessment follows:

	Three Months Ended
	September 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,918	$5,476	$(411)	$(106)	$6,877
Other revenue	2,111	229	—	226	2,566
Other expense	2,607	5,129	45	3,906	11,687
Noncash items
Depreciation	270	—	—	190	460
Provision for loan losses	179	2,221	—	—	2,400
Other intangibles	250	—	—	—	250
Net allocations	1,200	2,489	287	(3,976)	—
Income tax benefit	13	(597)	(22)	—	(606)
Segment profit (loss)	$(490)	$(3,537)	$(721)	$—	$(4,748)

Segment assets	$178,774	$496,275	$267,110	$66,794	$1,008,953

	Three Months Ended
	September 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,197	$5,929	$497	$(484)	$7,139
Other revenue	2,292	431	401	303	3,427
Other expense	2,555	1,061	52	4,510	8,178
Noncash items
Depreciation	541	2	—	251	794
Provision for loan losses	—	7,250	—	—	7,250
Other intangibles	307	—	—	—	307
Net allocations	1,483	3,020	439	(4,942)	—
Income tax expense (benefit)	648	10,026	(234)	—	10,440
Segment profit (loss)	$(2,045)	$(14,999)	$641	$—	$(16,403)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$200,119	$597,230	$282,056	$100,279	$1,179,684

20.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

	Nine Months Ended
	September 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$5,922	$17,293	$(1,537)	$(360)	$21,318
Other revenue	6,008	681	(120)	805	7,374
Other expense	7,960	7,555	132	12,932	28,579
Noncash items
Depreciation	818	1	—	587	1,406
Provision for loan losses	1,024	8,876	—	—	9,900
Other intangibles	789	—	—	—	789
Net allocations	3,976	8,096	1,002	(13,074)	—
Income tax benefit	(14)	(1,181)	(157)	—	(1,352)
Segment profit (loss)	$(2,623)	$(5,373)	$(2,634)	$—	$(10,630)

Segment assets	$178,774	$496,275	$267,110	$66,794	$1,008,953

	Nine Months Ended
	September 30, 2010
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$3,420	$18,844	$2,252	$(1,720)	$22,796
Other revenue	7,781	1,013	(2,109)	870	7,555
Other expense	8,263	4,419	158	13,641	26,481
Noncash items
Depreciation	1,162	6	—	759	1,927
Provision for loan losses	—	24,150	—	—	24,150
Other intangibles	967	—	—	—	967
Net allocations	5,170	8,732	1,348	(15,250)	—
Income tax expense (benefit)	(615)	4,835	(806)	—	3,414
Segment profit (loss)	$(3,746)	$(22,285)	$(557)	$—	$(26,588)

Goodwill	$7,784	$8,096	$—	$—	$15,880
Segment assets	$200,119	$597,230	$282,056	$100,279	$1,179,684

Note 8. Borrowed Funds and Debt Obligations

As of September 30, 2011, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. However, the amount included in Tier II capital has been reduced by 40% as of September 30, 2011 due to a sub-debt phase-out provision and will be further reduced by 20% in each of the next three years. The outstanding balance of the debt agreements was $10.3 million as of September 30, 2011 and December 31, 2010. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum allowance for loan losses to total loans of 3.00%. The Company was in compliance with all covenants, with the exception of the tier 1 leverage ratio, and all payments remain current at September 30, 2011. A covenant waiver was received from the lender as of September 30, 2011, and all other terms and covenants in the loan agreement will remain unchanged.

21.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations (Continued)

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of September 30, 2011 and December 31, 2010 was $0.3 million and $0.4 million, respectively.

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

Each issuer in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the issuer in each tranche can be divided between a pool of “performing” company and “under-performing” company. A factor is applied to the under-performing company for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation ranged between 6% and 17% of the performing balance of the instrument between the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be added to the London Interbank Offered Rate (“LIBOR”) was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor ranged from 200 basis points to 600 basis points based over LIBOR on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for September 30, 2011 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At September 30, 2011, the Company held five pooled trust preferred CDOs with an amortized cost of $8.1 million. These securities were rated high quality (A3 and above) at inception, but at September 30, 2011, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the five CDOs. During the third quarter of 2011, our model indicated no OTTI was needed for credit impairment. Management has determined that the CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate. Specific ratings of our CDOs that have incurred OTTI during 2011 are listed below:

Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of Sep 30, 2011 Moody’s/S&P	Ratings as of Dec 31, 2010 Moody’s/S&P
PreTSL XIII	B-3	385	244	(141)	Ca / NR	Ca / NR
PreTSL XVI	B	—	—	—	Ca / NR	Ca / NR
PreTSL XXIV	C-2	—	—	—	Ca / NR	Ca / NR
		$385	$244	$(141)

23.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During the third quarter of 2011, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $1.8 million.

Single Issue Trust Preferred. During the third quarter of 2010, the Company purchased $3.8 million of single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. During the quarter, $0.8 million of these securities were called, leaving the Company with an investment of $3.0 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	For Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
U.S. government agencies	$3,285	$—	$3,285	$—
State and political subdivisions	21,361	—	21,361	—
U.S. government agency residential mortgage-backed securities	179,098	—	179,098	—
Collateralized mortgage obligations:
Agency	16,823	—	16,823	—
Private Label	2,178	—	—	2,178
Equities	2,520	—	2,520	—
Collateralized debt obligations:
Single Issue	3,071	—	3,071	—
Pooled	5,763	—	—	5,763
Corporate	1,987	—	1,987	—
Available-for-sale securities	$236,086	$—	$228,145	$7,941

24.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	For Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
U.S. government agencies	$7,085	$—	$7,085	$—
State and political subdivisions	28,348	—	28,348	—
U.S. government agency residential mortgage-backed securities	147,846	—	147,846	—
Collateralized mortgage obligations:
Agency	20,735	—	20,735	—
Private Label	4,936	—	—	4,936
Equities	2,254	—	2,254	—
Collateralized debt obligations:
Single Issue	3,849	—	3,849	—
Pooled	4,422	—	—	4,422
Available-for-sale securities	$219,475	$—	$210,117	$9,358

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

	Securities Available for Sale
	2011		2010
	CDOs	CMOs	CDOs	CMOs
Beginning balance, July 1	$5,470	$3,004	$7,128	$7,999

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	(498)	—
Capitalized interest/(payments received)	(1)	(955)	30	(1,393)
Discount/(premium) amortization	—	1	—	1
Included in other comprehensive income	294	128	(234)	105
Ending Balance, September 30	$5,763	$2,178	$6,426	$6,712

	Securities Available for Sale
	2011		2010
	CDOs	CMOs	CDOs	CMOs
Beginning balance, January 1	$4,422	$4,936	$9,758	$11,166

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(499)	—	(3,883)	(139)
Capitalized interest/(payments received)	14	(3,117)	30	(4,442)
Discount/(premium) amortization	3	2	71	2
Included in other comprehensive income	1,823	357	450	125
Ending Balance, September 30	$5,763	$2,178	$6,426	$6,712

25.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	For Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Impaired loans
Commercial
Closed End	$746	$—	$—	$746
Line of Credit	984	—	—	984
Agricultural & AGRE	—	—	—	—
CRE - Construction, land & development	16,702	—	—	16,702
CRE – all other
Owner Occupied	10,819	—	—	10,819
Non-owner occupied	9,414	—	—	9,414
1-4 family residential
Senior lien	6,123	—	—	6,123
Junior lien & lines of credit	373	—	—	373
Consumer	—	—	—	—

OREO property
Commercial
Closed End	$—	$—	$—	$—
Line of Credit	—	—	—	—
Agricultural & AGRE	—	—	—	—
CRE - Construction, land & development	3,152	—	—	3,152
CRE – all other
Owner Occupied	3,034	—	—	3,034
Non-owner occupied	180	—	—	180
1-4 family residential
Senior lien	710	—	—	710
Junior lien & lines of credit	—	—	—	—
Consumer	—	—	—	—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	For Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Impaired loans
Commercial	$1,715	$—	$—	$1,715
Agricultural & AGRE	4,120	—	—	4,120
Construction, land & development	31,666	—	—	31,666
Commercial RE	23,036	—	—	23,036
1-4 family residential	10,264	—	—	10,264
OREO property
Construction, land & development	9,317	—	—	9,317
Commercial RE	3,284	—	—	3,284
1-4 family residential	178	—	—	178

26.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The fair value of impaired loans with specific loan loss allocations is generally based on the most recent real estate appraisals with discounts applied or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Judgments used to determine appraised values can be subjective, discounts applied can be significant, as the timing of expected cash flows can be fluid. All of these factors result in a Level 3 classification of the inputs for determining fair value. Impaired loans had a carrying amount of $55.6 million with specific loan loss allocations of $10.4 million in third quarter 2011, resulting in a decrease in specific related allowance for loan losses of $7.2 million when compared to December 31, 2010 and a decrease of $2.2 million compared to June 30, 2011. At December 31, 2010, impaired loans had a carrying amount of $88.5 million with specific loan loss allocations of $17.7 million, which resulted in an increase in specific related allowance for loan losses of $9.1 million in 2010.

At September 30, 2011, OREO properties had a net carrying value of $7.1 million, comprised of $14.2 million with a valuation allowance of $7.1 million. This resulted in a charge to earnings of $4.5 million for the third quarter 2011 and a charge of $5.8 million for the nine months ending September 30, 2011. At December 31, 2010, OREO properties had a net carrying value of $12.8 million, comprised of $17.9 million with a valuation allowance of $5.1 million.

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

27.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$63,296	$63,296	$82,945	$82,945
Securities	236,086	236,086	219,475	219,475
Restricted securities	9,150	N/A	10,470	N/A
Net loans	597,136	580,795	690,360	657,529
Accrued interest receivable	3,417	3,417	3,860	3,860
Financial liabilities
Deposits	862,117	863,885	931,105	935,371
Federal funds purchased and securities sold under agreements to repurchase	21,364	21,364	16,188	16,188
Federal Home Loan Bank advances	48,058	49,843	71,059	73,170
Notes payable	10,533	9,130	10,623	10,796
Subordinated debentures	20,620	13,777	20,620	9,865
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	3,832	3,832	3,962	3,962

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share $0.14 declared on the Common Stock prior to October 28, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties.

28.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Participation in the Treasury Capital Purchase Program (Continued)

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. Under the Securities Purchase Agreement entered into with the U.S. Treasury under the TARP program, if a company defers six dividend payments payable to the U.S. Treasury, the U.S. Treasury has the right to appoint up to two directors to its board of directors. As of September 30, 2011 one director has been appointed. The Company is accruing the dividends in accordance to GAAP and the terms of the program. At September 30, 2011 and December 31, 2010 the amounts accrued are $4.1 million and $2.7 million, respectively. The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

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

The change in balance of goodwill during the year is as follows:

	September 30,	December 31,
	2011	2010

Beginning of period	$—	$15,880
Impairment recorded December 31, 2010	—	(15,880)

End of period	$—	$—

Acquired intangible assets were as follows as of the quarter ending:

	September 30,		December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$9,201	$14,124	$8,412
Missouri charter	581	—	581	—

Total	$14,705	$9,201	$14,705	$8,412

The core deposit intangible asset recorded in the 2006 merger with former Centrue Financial Corporation was $13.0 million. Aggregate amortization expense was $0.3 million for the three months ended September 30, 2011 and 2010. Aggregate amortization expense was $0.8 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

29.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 11. Goodwill and Intangible Assets (Continued)

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2011	$240
2012	951
2013	951
2014	951
2015	951
Thereafter	879

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2010 and September 30, 2011. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

Below is a summary of items included in the deferred tax inventory as of September 30, 2011 and December 31, 2010:

	Balance at 09/30/11	Balance at 12/31/10	Change
Allowance for loan loss	$9,005	$12,172	$(3,167)
Impairment on securities portfolio	8,058	7,865	193
Net operating loss carryforwards	18,577	11,480	7,097
Valuation adjustments on OREO property	2,747	1,989	758
Basis adjustments from merger	(1,392)	(1,577)	185
Mortgage servicing rights	(831)	(937)	106
All other	(795)	481	(1,276)

Net deferred tax before allowance	$35,369	$31,473	$3,896
Valuation allowance	(35,369)	(31,473)	(3,896)
Net deferred tax assets	$—	$—	$—

30.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$61,992	8.5%	$58,247	8.0%	N/A	N/A
Centrue Bank	68,428	9.5	57,469	8.0	71,836	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$37,526	5.2	29,124	4.0	N/A	N/A
Centrue Bank	59,272	8.3	28,734	4.0	43,102	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$37,526	3.7	40,583	4.0	N/A	N/A
Centrue Bank	59,272	5.9	40,498	4.0	50,623	5.0

As of December 31, 2010
Total capital (to risk-weighted assets)
Centrue Financial	$76,459	9.4%	$65,422	8.0%	N/A	N/A
Centrue Bank	78,171	9.7	64,535	8.0	80,669	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$57,974	7.1	32,711	4.0	N/A	N/A
Centrue Bank	67,823	8.4	32,268	4.0	48,402	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$57,974	5.1	45,683	4.0	N/A	N/A
Centrue Bank	67,823	6.0	45,544	4.0	56,931	5.0

On December 18, 2009, the Bank entered into an Agreement with the Federal Reserve Bank of Chicago (“FRB”) and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the FRB and the IDFPR. The Company is in compliance with all the requirements specified in the agreement except for the Capital Plan. Management continues to aggressively pursue capital raising initiatives to comply with this provision; however, until a more definitive capital raise initiative is developed, the Company will continue to be held in noncompliance with this provision. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the FRB and the IDFPR. These actions include, among other things, the payment of dividends by the Bank to the Company, the Company cannot pay dividends on its common or preferred shares, payments of interest or principal on subordinated debentures, note payable to Cole Taylor, and Trust Preferred securities, the Company may not increase its debt level and the Company cannot redeem or purchase any shares of its stock.

31.

Centrue Financial Corporation
Notes to Unaudited Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters (Continued)

The Company has incurred net losses of $10.6 for the first nine months of 2011 and $65.8 million for the full year 2010 due to loan losses, reduced net interest income, security OTTI, establishing a deferred tax valuation allowance, and goodwill impairment. The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. Management has sufficient cash at the parent Company and believes regulatory approval will be obtained for the remaining interest payments due in 2011. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations. During the period the Company had its Tier 1 leverage ratio fall to 3.7% which is below the “adequately-capitalized” threshold for that ratio. Management is not aware of any further regulatory actions at this time.

Note 14. Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-2”). ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables-Troubled Debt Restructurings by Creditors”, by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR. ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-2 has not had a material impact on the Company.

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

32.

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

33.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and nine months ended September 30, 2011 as compared to the same period in 2010. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

•
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

•
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

Results of Operations

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2011 equaled $(4.7) million or $(0.87) per common diluted share as compared to $(2.4) million or $(0.48) per common diluted share in the second quarter of 2011 and $(16.4) million or $(2.79) per common diluted share in the third quarter of 2010. For the first nine months of 2011, net income (loss) was $(10.6) million or $(2.01) per common diluted share as compared to $(26.6) million or $(4.64) per common diluted share for the same period in 2010.

The results for the third quarter 2011 were adversely impacted by a $2.4 million provision for loan losses largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Also contributing to the loss was a $4.5 million reduction in carrying value of OREO properties reflective of a continued decline in market values and updated appraisals. During the third quarter of 2010, the Company recorded a $7.3 million provision for loan losses, $0.4 million OREO valuation adjustment and $0.5 million non-cash impairment charge on securities.

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

Fully tax equivalent net interest income for the third quarter 2011 decreased 4.1% to $7.0 million as compared to $7.3 million for the same period in 2010. The decrease in net interest income from 2011 was primarily due to average loan volume decline and higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Positively impacting net interest income were lower cost of funds.

36.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The net interest margin was 3.14% for the third quarter of 2011, representing increases of 1 basis point from 3.13% recorded in the second quarter of 2011 and 45 basis points from 2.69% reported in the third quarter of 2010. The increase in the third quarter 2011 net interest margin, as compared to the same period in 2010, was primarily related to a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the overall decline in market interest rates. Adversely impacting the margin was the cost of retaining surplus liquidity, lower average volume of higher-yielding loans, increased premium amortization due to higher prepayments and lower coupon income with adjustable resets in the securities portfolio. Due largely to the protracted economic downturn, the lost interest income on nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2011.

Fully tax equivalent net interest income for the nine months ended September 30, 2011 totaled $21.7 million, representing a decrease of $1.6 million or 6.9% compared to the $23.3 million earned during the same period in 2010. The net interest margin was 3.12% for the nine months ended September 30, 2011, representing an increase of 33 basis points from 2.79% recorded in the same period of 2010. The decrease of net interest income and the increase in net interest margin was driven by the same factors impacting the third quarter.

37.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,803	$18	2.59%	$5,209	$18	1.39%	$(10)	$10	$—
Securities
Taxable	209,010	1,044	1.98	261,093	1,367	2.08	(261)	(62)	(323)
Non-taxable	17,526	243	5.50	29,270	384	5.20	(160)	19	(141)

Total securities (tax equivalent)	226,536	1,287	2.26	290,363	1,751	2.39	(421)	(43)	(464)

Federal funds sold	10,675	22	0.80	620	8	5.18	25	(11)	14

Loans
Commercial	115,924	1,598	5.47	128,435	1,854	5.73	(169)	(87)	(256)
Real estate	524,050	6,649	5.03	647,874	7,935	4.86	(1,509)	223	(1,286)
Installment and other	2,710	70	10.21	4,074	92	8.98	(34)	12	(22)

Gross loans (tax equivalent)	642,684	8,317	5.13	780,383	9,881	5.02	(1,712)	148	(1,564)

Total interest-earnings assets	882,698	9,644	4.34	1,076,575	11,658	4.30	(2,118)	104	(2,014)

Noninterest-earning assets
Cash and cash equivalents	55,275			44,545
Premises and equipment, net	24,766			26,688
Other assets	58,230			66,723

Total nonearning assets	138,271			137,956

Total assets	$1,020,969			$1,214,531

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	85,456	50	0.23	99,931	60	0.24	(9)	(1)	(10)
Money market accounts	127,554	205	0.64	133,091	255	0.76	(4)	(46)	(50)
Savings deposits	95,764	36	0.15	91,736	34	0.15	2	—	2
Time deposits	450,130	1,646	1.45	541,171	3,068	2.25	(325)	(1,097)	(1,422)
Federal funds purchased and repurchase
Agreements	17,732	11	0.24	11,697	7	0.25	4	—	4
Advances from FHLB	49,417	347	2.79	75,516	572	3.01	(182)	(43)	(225)
Notes payable	31,944	370	4.61	31,926	373	4.63	1	(4)	(3)

Total interest-bearing liabilities	857,997	2,665	1.23	985,068	4,369	1.76	(513)	(1,191)	(1,704)

Noninterest-bearing liabilities
Noninterest-bearing deposits	112,384			115,550
Other liabilities	13,643			13,172
Total noninterest-bearing liabilities	126,027			128,722

Stockholders’ equity	36,945			100,741

Total liabilities and stockholders’ equity	$1,020,969			$1,214,531

Net interest income (tax equivalent)		$6,979			$7,289		$(1,605)	$1,295	$(310)

Net interest income (tax equivalent) to total earning assets			3.14%			2.69%
Interest-bearing liabilities to earning assets	97.20%			91.50%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

38.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME

	For the Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,922	$60	2.75%	$4,219	$55	1.74%	$(18)	$23	$5

Securities
Taxable	210,283	3,117	1.98	257,034	4,690	2.44	(753)	(820)	(1,573)
Non-taxable	20,815	849	5.46	30,884	1,219	5.28	(407)	37	(370)

Total securities (tax equivalent)	231,098	3,966	2.29	287,918	5,909	2.74	(1,160)	(783)	(1,943)

Federal funds sold	7,424	48	0.86	2,525	37	1.96	38	(27)	11

Loans
Commercial	133,022	5,392	5.42	136,084	5,726	5.63	(117)	(217)	(334)
Real estate	551,817	20,881	5.06	682,244	25,962	5.09	(4,900)	(181)	(5,081)
Installment and other	2,552	206	10.77	4,051	268	8.85	(66)	4	(62)

Gross loans (tax equivalent)	687,391	26,479	5.15	822,379	31,956	5.20	(5,083)	(394)	(5,477)

Total interest-earnings assets	928,835	30,553	4.40	1,117,041	37,957	4.54	(6,223)	(1,181)	(7,404)

Noninterest-earning assets
Cash and cash equivalents	55,630			55,288
Premises and equipment, net	25,106			28,540
Other assets	50,308			65,532

Total nonearning assets	131,044			149,360

Total assets	$1,059,879			$1,266,401

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	85,188	141	0.22	99,646	253	0.34	(23)	(89)	(112)
Money market accounts	129,658	695	0.72	133,892	979	0.98	5	(289)	(284)
Savings deposits	97,706	109	0.15	93,577	144	0.21	10	(45)	(35)
Time deposits	474,692	5,692	1.60	582,660	10,460	2.40	(1,301)	(3,467)	(4,768)
Federal funds purchased and repurchase
Agreements	17,707	32	0.24	13,492	37	0.37	10	(15)	(5)
Advances from FHLB	51,586	1,114	2.89	77,823	1,733	2.98	(563)	(56)	(619)
Notes payable	31,824	1,103	4.64	32,029	1,074	4.48	1	28	29

Total interest-bearing liabilities	888,361	8,886	1.34	1,033,119	14,680	1.90	(1,861)	(3,933)	(5,794)

Noninterest-bearing liabilities
Noninterest-bearing deposits	118,038			115,302
Other liabilities	14,361			12,761
Total noninterest-bearing liabilities	132,399			128,063

Stockholders’ equity	39,119			105,219

Total liabilities and stockholders’ equity	$1,059,879			$1,266,401

Net interest income (tax equivalent)		$21,667			$23,277		$(4,362)	$2,752	$(1,610)
Net interest income (tax equivalent) to total earning assets			3.12%			2.79%
Interest-bearing liabilities to earning assets	95.64%			92.49%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

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

The provision for loan losses for third quarter 2011 was $2.4 million, compared to $3.3 million and $7.3 million for second quarter 2011 and third quarter 2010, respectively. The decline in provision expense was warranted based on decreases in the level of nonperforming loans, decreases in the level of problem loans, and a reduction in the pace of performing loans moving to problem loan classifications. The decline in provision taken during the third quarter of 2011 was driven by:

●	lowering levels of nonperforming loans and less new credits that migrated to nonperforming status;

●	current quarter charge-offs decreased significantly from the prior quarter;

●	declining trend in past due loans;

●	some stabilization of collateral values.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the third quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service charges	$1,232	$1,215	$3,483	$3,934
Mortgage banking income	341	628	1,050	1,114
Electronic banking services	552	516	1,644	1,528
Bank-owned life insurance	256	261	755	773
Other income	302	204	664	858
Subtotal recurring noninterest income	2,683	2,824	7,596	8,207
Securities gains	—	899	379	1,913
Net impairment on securities	—	(498)	(499)	(4,022)
Valuation adjustment mortgage servicing rights	(89)	—	(89)	(225)
Gain on sale of OREO	(12)	24	(60)	34
Gain on sale of other assets	(16)	178	47	1,648
Total noninterest income	$2,566	$3,427	$7,374	$7,555

40.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Noninterest income totaled $2.6 million for the three months ended September 30, 2011, compared to $3.4 million for the same period in 2010. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO and other assets from both periods, noninterest income decreased $0.1 million or 3.6%. This $0.1 million decrease was primarily related to a decrease in mortgage banking income.

For the nine months ended September 30, 2011, total noninterest income was $7.4 million compared to $7.6 million for the same period in 2010. This was a $0.2 million or 2.6% decrease. Recurring noninterest income decreased $0.6 million or 7.3% primarily in service charges due to reduced consumer spending and its impact on overdraft and NSF fees, along with lower mortgage banking income.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$3,505	$3,547	$10,598	$11,019
Occupancy expense, net	712	647	2,136	2,378
Furniture and equipment expenses	407	642	1,267	1,685
Marketing	56	91	183	280
Supplies and printing	67	106	208	302
Telephone	229	194	637	567
Data processing	381	388	1,120	1,167
FDIC insurance	323	842	1,997	2,549
Loan processing and collection costs	495	675	1,597	1,789
Amortization of intangible assets	250	307	789	967
Other expenses	1,499	1,462	4,472	4,307
Subtotal recurring noninterest expenses	7,924	8,901	25,004	27,010
OREO valuation adjustment	4,473	378	5,770	2,365
Total noninterest expense	$12,397	$9,279	$30,774	$29,375

Total noninterest expense for the third quarter of 2011 was $12.4 million, compared to $9.3 million recorded during the same period in 2010. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $1.0 million, or 11.2%. This $1.0 million decline in expenses was spread over various categories, including salaries and employee benefits, furniture and equipment, marketing, supplies, FDIC expense, loan processing and collection costs and amortization expense.

Noninterest expense totaled $30.8 million for the nine months ended September 30, 2011 increasing by $1.4 million or 4.8% from the same period in 2010. Excluding OREO valuation adjustments from both periods, noninterest levels decreased $2.0 million or 7.4% for the first nine months of 2011 as compared to 2010. The decrease was due mainly to the same reasons as expressed for the third quarter.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$(5,354)	$(5,963)	$(11,982)	$(23,174)
Applicable income taxes	(606)	10,440	(1,352)	3,414
Effective tax rates	11.3%	(175.1%)	11.3%	(14.7%)

41.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

The Company recorded an income tax benefit of $0.6 million and income tax expense of $10.4 million for the three months ended September 30, 2011 and 2010, respectively. Effective tax rates equaled 11.3% and (175.1%) respectively, for such periods. The Company recorded an income tax benefit of $1.4 million and expense of $3.4 million for the nine months ended September 30, 2011 and 2010, respectively. Effective tax rates equaled 11.3% and (14.7%) respectively, for such periods.

The Company recorded a tax benefit of $0.6 million allocated to the loss from continuing operations in the third quarter of 2011 and $1.4 million on a year-to-date basis due to the following GAAP application: The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the quarter and year-to-date due to the full deferred tax valuation allowance established as of December 31, 2010.

The Company recorded a deferred tax valuation adjustment of $12.8 million in September 2010, which is included in the income tax expense for the three and nine months ended September 30, 2010. Excluding this item, the income tax benefit for the three and nine months ended September, 2010 would have been $2.4 million and $9.4 million, respectively, and the effective tax rates would have been 39.9% and 40.6%, respectively. These higher than statutory effective tax rates were due to the taxable losses generating tax benefits at the combined statutory rate of 38.6% and further increased by the tax-exempt items.

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

42.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Retail generated a loss of $0.5 million, or 10.6% of total Segment loss, in the third quarter 2011 as compared to a loss of $2.0 million, or 12.2% of total Segment loss, during the same period in 2010. Retail assets were $178.8 million at September 30, 2011, $191.4 million at December 31, 2010 and $200.1 million as of September 30, 2010. This represented 17.7%, 17.3% and 17.0% of total consolidated assets, respectively.

Net income results for the third quarter of 2011, when compared to the same period of 2010, was negatively impacted by higher provision and lower mortgage banking revenue offset by improved net interest margin due to a lower cost of funds and lower expense levels.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated a loss of $3.5 million, or 74.5% of total Segment loss, in the third quarter 2011 as compared to a loss of $15.0 million, or 91.5% of total Segment loss, during the same period in 2010. Commercial assets were $496.3 million at September 30, 2011, $576.2 million at December 31, 2010 and $597.2 million as of September 30, 2010. This represented 49.2%, 52.1% and 50.6% of total consolidated assets, respectively.

Net income results for the third quarter of 2011, when compared to the same period of 2010, was positively impacted by lower provision for loan losses and lower loan remediation costs. Offsetting these positive developments were lower net interest income due to average loan volume decline, the impact of nonaccrual loan interest reversals and noninterest expense levels due to OREO valuation adjustments.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a loss of $0.7 million, or 14.9% of total Segment net loss, in the third quarter 2011 as compared to net income of $0.6 million, during the same period in 2010. Treasury assets were $267.1 million at September 30, 2011, $218.0 million at December 31, 2010 and $282.1 million at September 30, 2010. This represented 26.5%, 19.7% and 23.9% of total consolidated assets, respectively.

Net income results for the third quarter of 2011, when compared to the same period of 2010, was negatively impacted by lower net interest income due to decreased yields on the security portfolio partially offset by no non-cash impairment charge on CDO securities during the period.

43.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Financial Condition

General

Following are highlights of the September 30, 2011 balance sheet when compared to December 31, 2010:

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

Securities at September 30, 2011 totaled $245.2 million as compared to $229.9 million recorded at December 31, 2010. The $15.3 million, or 6.7%, net increase from year-end 2010 was largely related to enhancing the Company’s liquidity position through reinvesting dollars from the loan portfolio into security instruments with shorter durations.

At quarter-end, the Company held five pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $8.1 million and fair value of $5.8 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies. The Company did not record an Other-than-temporary impairment charge during the quarter. Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $620.5 million, representing decreases of $40.4 million, or 6.1% and $101.4 million or 14.0%, from June 30, 2011 and December 31, 2010, respectively. The net decrease during the third quarter 2011 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

Deposit. Total deposits equaled $862.1 million at September 30, 2011 compared to $931.1 million recorded at December 31, 2010 and $866.0 million on record at June 30, 2011. The September 30, 2011 deposit balance represents a decrease of $69.0 million or 7.4% from December 31, 2010 and $3.9 million or 0.5% from June 30, 2011. The net decreases from year-end 2010 were largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding decreased $26.4 million, as $3.4 million in maturing brokered certificates of deposits and $23.0 million in FHLB advances were not replaced since year-end.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2011			2010
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Nonaccrual loans	$40,665	$45,541	$58,607	$64,600	$78,197
Troubled debt restructurings	7,317	6,374	5,124	5,332	16,899
Loans 90 days past due and still accruing interest	—	—	—	58	—
Total nonperforming loans	47,982	51,915	63,731	69,990	95,096

Other real estate owned	32,912	35,618	28,581	25,564	24,695
Total nonperforming assets	$80,894	$87,533	$92,312	$95,554	$119,791

End of period loans	$620,450	$660,882	$710,529	$721,871	$764,585

Nonperforming loans to total end of period loans	7.73%	7.86%	8.97%	9.70%	12.44%
Nonperforming assets to total end of period loans	13.04%	13.24%	12.99%	13.24%	15.67%
Nonperforming assets to total end of period assets	8.02%	8.56%	8.60%	8.65%	10.15%

Total nonperforming assets were $80.9 million, or 7.8% of total assets, at September 30, 2011. This included $7.3 million in troubled debt restructurings, $32.9 million of OREO and $40.7 million of nonaccrual loans. The majority of the OREO is comprised of nine parcels (land development and commercial real estate) which account for 68.6% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 56.3% of total nonaccrual loans at September 30, 2011 were concentrated in land development and construction credits. Additionally, 66.1% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at September 30, 2011 decreased $3.9 million, or 7.6%, from June 30, 2011 levels and $47.1 million, or 49.5%, from the $95.1 million that existed at September 30, 2010. The decrease in nonperforming loans was mainly due to the charge-off of nonaccrual loans and the transfer of the property securing the credits into OREO. The level of nonperforming loans to total end of period loans was 7.7% at September 30, 2011, as compared to 7.9% at June 30, 2011 and 12.44% at September 30, 2010. As a result of the decrease in nonperforming loans, the coverage ratio (allowance to nonperforming loan) was reported at 48.6% as of September 30, 2011 as compared to 46.9% as of June 30, 2011.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the second quarter of 2011, $37.5 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 45.4% of the loans deemed impaired as of the September 30, 2011, whereas, 50.2% and 44.9% of impaired loans were performing at June 30, 2011 and December 31, 2010. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $14.3 million at September 30, 2011 as compared to $12.2 million and $6.7 million at June 30, 2011 and December 31, 2010. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

45.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Allowance for Loan Losses

At June 30, 2011, the allowance for loan losses was $23.3 million, or 3.76% of total loans, as compared to $31.5 million, or 4.4%, at December 31, 2010 and $43.4 million, or 5.7%, of total loans at September 30, 2010.

The Company recorded a provision of $2.4 million to the allowance for loan losses in the third quarter 2011 which represents a decrease from prior quarters largely due to the following factors:

•	lowering levels of nonperforming loans and less new credits that migrated to nonperforming status;

•	current quarter charge-offs decreased significantly from the prior quarter;

•	declining trend in past due loans;

•	some stabilization of collateral values.

Net loan charge-offs for the third quarter of 2011 were $3.4 million, or 0.5% of average loans, compared with $22.3 million, or 3.0% of average loans, for the fourth quarter of 2010 and $6.2 million, or 0.8% of average loans, for the third quarter of 2010. Loan charge-offs during the third quarter of 2011 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the second quarter 2011 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at September 30, 2011 represented probable incurred credit losses inherent in the loan portfolio.

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $862.1 million, representing decreases of $3.9 million, or 0.5%, from June 30, 2011 and $69.0 million, or 7.4%, from year-end 2010. During the quarter, in-market deposits decreased $1.5 million or 0.2%, primarily as the result of decreases in balances in certificates of deposit. Wholesale funding (brokered deposits and FHLB advances) decreased $12.4 million or 9.5%, as borrowings from the FHLB matured and were repaid.

46.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At September 30, 2011, the Company maintained borrowing capacity of $25.2 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $46.6 million.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $19.6 million from December 31, 2010 to September 30, 2011.

During the first nine months of 2011, the Company experienced net cash inflows of $56.8 million in investing activities primarily due to decrease in loans and $10.5 million in operating activities. In contrast, net cash outflows of $86.9 million were used in financing activities largely due to the repayment on wholesale funding and decreases in deposits.

At December 31, 2010, the parent Company had $3.0 million in cash and cash equivalents. During the first nine months of 2011, the parent Company experienced net cash outflow of $0.6 million leaving $2.4 million in cash and cash equivalents available at September 30, 2011. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.2 million for the remainder of the year and are more fully described in Notes 8 & 13.

47.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2011:

	Payments Due by Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	186	97	10,000	—	10,283
Certificates of deposit	307,827	112,886	30,647	92	451,452
Operating leases	242	504	504	252	1,502
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	28,000	15,058	5,000	—	48,058

Total contractual cash obligations	$336,255	$128,813	$46,401	$20,964	$532,433

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1 – 3 Years	4 – 5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$91,466	$6,126	$2,987	$23,738	$124,317
Standby letters of credit	1,302	1,065	40	—	2,407

Total contractual cash obligations	$92,768	$7,191	$3,027	$23,738	$126,724

Capital Resources

Stockholders’ Equity

Stockholders’ equity at September 30, 2011 was $33.0 million, a decrease of $9.9 million, or 23.1%, from $42.9 million at December 31, 2010. The change in stockholders’ equity was largely related to the operating loss incurred during the first nine months of 2011. Book value per common share equaled $(0.03) at September 30, 2011 compared to $1.61 at December 31, 2010.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

48.

Centrue Financial Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, the Bank was considered “adequately-capitalized” under regulatory defined capital ratios as of September 30, 2011, however the Company was “less than adequately-capitalized” due to the Tier 1 leverage ratio which was 3.7% being below the threshold for “adequately-capitalized” of 4%:

	Centrue Financial		Centrue Bank		Adequately- Capitalized Thresholds
	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Carrying amounts ($millions):
Total risk-based capital	$62.0	$76.5	$68.4	$78.2
Tier 1 risk-based capital	$37.5	$58.0	$59.3	$67.8
Tangible common equity	$(5.7)	$3.5	$61.1	$67.5

Capital ratios:
Total risk-based capital	8.5%	9.4%	9.5%	9.7%	8.0%
Tier 1 risk-based capital	5.2%	7.1%	8.3%	8.4%	4.0%
Tier 1 leverage ratio	3.7%	5.1%	5.9%	6.0%	4.0%

Total capital and some corresponding capital ratios decreased during the third quarter 2011 due to net operating losses and a reduction in tier II capital caused by a sub-debt phase-out provision.

The Company is in compliance with all the requirements specified in the agreement with the FRB and IDFPR except for the Capital Plan. Management continues to aggressively pursue capital raising initiatives to comply with this provision; however, until a more definitive capital raise initiative is developed, the Company will continue to be held in noncompliance with this provision.

Recent Accounting Developments

See Note 14 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

Pending Branch Sale

On July 26, 2011, the Bank entered into a Branch Purchase and Assumption Agreement with Marine Bank for the sale of the branch located in Champaign, Illinois. The scheduled closing date is November 18, 2011. Approximately $11.0 million in loans and $24.0 million in deposits will be sold, as well as the premises and equipment. The Bank has sufficient liquidity in place to complete the sale.

49.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;
•	fluctuations in the value of the Company’s investment securities;
•	the Company’s ability to ultimately collect on any downgraded loan relationships;
•	the Company’s ability to respond and adapt to economic conditions in our geographic market;
•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;
•	volatility of rate sensitive deposits;
•	operational risks, including data processing system failures or fraud;
•	asset/liability matching risks and liquidity risks;
•	the ability to successfully acquire low cost deposits or funding;
•	the ability to successfully execute strategies to increase noninterest income;
•	the ability to successfully grow non-commercial real estate loans;
•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;
•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;
•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;
•	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;
•	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values in a market that is very volatile.

50.

Centrue Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Table Amounts In Thousands, Except Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, and 200 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2011 and December 31, 2010, respectively:

	Change in Net Interest Income Over One Year Horizon
	September 30, 2011		December 31, 2010
	Change		Change
	$	%	$	%
+ 300 bp	$2,025	7.11%	$(570)	(1.82)%
+ 200 bp	1,193	4.19	(1,637)	(5.23)
+ 100 bp	363	1.27	(1,376)	(4.40)
+ 50 bp	196	0.69	(701)	(2.24)

Base	—	—	—	—

- 50bp	155	0.54	568	1.82

As shown above, the effect of an immediate 200 basis point increase in interest rates as of September 30, 2011 would increase the Company’s net interest income by $1.2 million or 4.2%. The effect of an immediate 50 basis point decrease in rates would increase the Company’s net interest income by $0.2 million or 0.5%.

During late 2008 and 2009, management instituted new underwriting standards that incorporated interest rate floors into the terms for many of its commercial loan relationships in order to better maintain the net interest margin during the time when market interest rates are at extremely low levels. While these floors have held income to a higher level in this low rate environment, they will also made it necessary for rates to climb to somewhat higher levels before the yield of the adjustable rate assets move above the floors and add significantly to interest income. During the current period management decided in order to help maintain rate competitiveness in our markets, these interest rates floors needed to be set lower. With this process underway, a much smaller rate increase enables the loan yields to move up from the rate floors and respond to rising market rates similar to the increase in deposit costs.

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

51.

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

52.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

As previously disclosed, in the third quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series A convertible preferred stock, Series B mandatory redeemable preferred stock and Series C fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Company is currently in arrears with the dividend payments on the preferred stock and interest payments on the subordinated debentures, as permitted by the related documentation. As of September 30, 2011, the amount of the arrearages on the various instruments was as follows: Junior subordinated debentures: $2.4 million; Series A convertible preferred stock: $0.5 million; Series B mandatory redeemable preferred stock: $0.04 million; and Series C fixed rate, cumulative perpetual preferred stock: $4.1 million.

Item 4. [Reserved]

Item 5. Other Information

    None.

53.

Item 6. Exhibits

Exhibits:

10.1	Consulting agreement with Thomas A. Daiber (incorporated by reference from form 8-K filed on Sept. 26, 2011).

31.1	Certification of Kurt R. Stevenson, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Daniel R. Kadolph, Interim Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Interim Principal Financial and Accounting Officer.

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

54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: November 14, 2011	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Principal Executive Officer

Date: November 14, 2011	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Interim Principal Financial and Accounting Officer

55.