Form 10-K
period 2011-12-31
CENTRUE FINANCIAL CORP
filed 2012-03-15
CIK 1019650

Securities And Exchange Commission

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission File Number: 0-28846

Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

7700 Bonhomme Avenue, St. Louis, Missouri 63105
(Address of principal executive offices, including zip code)

(314) 505-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Exchange Class	which Registered
Common Stock ($1.00 par value)	The OTCQB Marketplace

Securities registered pursuant to Section 12(b) of the Act: None

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
Yes ☐     No ☑.

As of March 1, 2012, 6,063,441 shares of the Registrant’s Common Stock was issued and outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011, the last business day of the Registrant’s most recently completed second quarter, was $2,620,058.*

*
Based on the last reported price of $.60 of an actual transaction in the Registrant’s Common Stock on June 30, 2011, and reports of beneficial ownership filed by directors and executive officers of the Registrant.  Shares of Common Stock held by any executive officer or director of the Registrant have been excluded from the foregoing computation because such persons may be deemed to be affiliates; provided, however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant’s Common Stock.

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

The Company

Centrue Financial Corporation

Centrue Financial Corporation (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $968 million at year-end 2011 and is headquartered in St. Louis, Missouri.  The Company provides a full range of banking services to individual and corporate customers extending from western and southern suburbs of the Chicago metropolitan area across Central Illinois down to metropolitan St. Louis area.

The Company operates one wholly owned subsidiary: Centrue Bank (the “Bank”), employing 277.5 full-time equivalent employees at December 31, 2011. The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiary

At December 31, 2011, the Bank had $965 million in total assets, $850.6 million in total deposits, and twenty-six offices (twenty-four full-service bank branches and two back-room sales support non-banking facilities) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending and other banking services tailored for consumer, commercial and industrial, and public or governmental customers.

In September 2011, Kurt R. Stevenson was appointed President, Chief Executive Officer and Director of the Company and Bank following the resignation of Thomas A. Daiber. Mr. Daiber resigned as President, Chief Executive Officer and Director of the Company and Bank. Mr. Stevenson previously served as Senior Executive Vice President and Chief Financial Officer of the Company and Bank.  Several existing and new senior officers have been appointed to serve as the core leadership for the Company and Bank.

Richard C. Peterson was appointed to the Company’s Board of Directors by the United States Treasury in September 2011 and to the Bank’s Board of Directors in December 2011.

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

As of December 31, 2011, the Company had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio
Company	9.03%	3.74%

The risk-based capital ratio and the leverage capital ratio were 1.03% in excess and 0.26% below, respectively, of the Federal Reserve’s minimum requirements.  See Note 18 in the Notes in Consolidated Financial Statements for further information.

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

The SEC  has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to the Company as a registered company under the Exchange Act.  The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies.  The Company participated in the TARP CPP and on January 9, 2009, completed the sale of $32.7 million in preferred shares to the Treasury.  The Company issued the Preferred Shares (32,668 shares), with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share (the “Warrant”).

The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter.  Both the Preferred Shares and the Warrant are accounted for as components of regulatory Tier 1 capital.  Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations.  The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Preferred Shares, may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators.  In addition, if dividends on the Preferred Shares are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors.  The Treasury’s right to elect directors ends when full dividends have been paid for four consecutive dividend periods.  As of December 31, 2011, the Treasury has elected one director to the Company’s Board of Directors.  As detailed in the Dividends section above, the Company has announced that it would defer scheduled dividend payments on the Preferred Shares.

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

FICO Assessments.  FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”).  FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019.  FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis.  During the year ended December 31, 2011, the FICO assessment rate for DIF members ranged between approximately 0.0068% of deposits and approximately 0.0102% of deposits. During the year ended December 31, 2011 the Bank paid FICO assessments totaling $0.1 million.

For the first quarter of 2012, the rate established by the FDIC for the FICO assessment is 0.0066% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR.  The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2011, the Bank paid supervisory assessments to the IDFPR totaling $0.2 million.

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

During the year ended December 31, 2011, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement.  As of December 31, 2011, the Bank had regulatory capital as follows:

	Risk-Based Capital Ratio	Leverage Capital Ratio
The Bank	10.28%	6.06%

The risk-based capital ratio and the leverage capital ratio are 2.28% and 2.06% in excess of the Federal Reserve’s minimum requirements.  See Note 18 in the Notes in Consolidated Financial Statements for further information.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2011, the Bank was considered well capitalized.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Regulatory Agreements. On December 18, 2009, the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “Federal Reserve-Chicago”) and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR. The Company is in compliance with all the requirements specified in the agreement except for the capital plan. Management continues to develop and execute on its capital plan. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These prohibited actions include, among other things, the Bank paying dividends to the Company, the Company paying dividends on its common or preferred stock, distributions of interest or principal on subordinated debentures, note payable to Cole Taylor and Trust Preferred securities, the Company increasing its debt level and the Company redeeming or repurchasing any shares of its stock.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, notwithstanding the availability of funds for dividends, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As discussed above, the Agreement requires the Bank to obtain the prior written consent of the Federal Reserve-Chicago for the payment of dividends. During 2012, the Bank does not expect to pay dividends.

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

Kurt R. Stevenson, 45, is the President, Chief Executive Officer and Director of Centrue Financial Corporation and the Bank. He had previously served as the Company’s Senior Executive Vice President & Chief Financial Officer since 2003.

Daniel R. Kadolph, 49, is the Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and the Bank and has held that role since January 2012. Prior to that he served as a consultant to various banks since 2008. He previously served as Executive Vice President & Chief Financial and Administrative Officer of a $3.7 billion Illinois based publically traded bank holding company since 2000.

Everett J. Solon, 59, is the Market President for the Bank’s Streator, Dwight, Ottawa and Peru locations, a position held since 2003. In 2007, he also acted as the Bank’s Head of Mortgage Banking.

11.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

Robert L. Davidson, 66, is the Bank’s Executive Vice President, Chief Investment Officer and ALCO Manager, a position held since January of 2006. He had previously served as the Bank’s Senior Vice President, Chief Investment Officer and ALCO Manager since 2001.

Diane F. Leto, 50, is the Bank’s Executive Vice President & Head of Operations. She had previously served as the Bank’s Executive Vice President & Chief Risk Officer through September 2011 and Head of Operations through year-end 2008. She has been with the Bank since June of 2004.

Heather M. Hammitt, 37, is the Bank’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined the Bank in March of 1998 and has served in various positions of management in the human resources department during that time.

Kenneth A. Jones, 48, is the Bank’s Executive Vice President & Chief Credit Officer. Mr. Jones joined the Bank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.

James “Chris” Jones, 62, is the Bank’s Executive Vice President & Senior Lender. Prior to joining the Bank in November of 2011, Mr. Jones was employed by Champion Bank and BankLiberty, and also spent 32 years with Bank of America.

Daniel J. Sabol, 45, is the Bank’s Executive Vice President & Director of Mortgage Banking. Mr. Sabol joined the bank in February 1997 and, prior to his current position, he served in the role of Mortgage Sales Manager.

Mary Jane Raymond, 55, is the Bank’s Executive Vice President & Head of Retail Banking. Ms. Raymond joined Centrue Bank in March of 2005 as a Vice President/Regional Sales Manager. Prior to joining Centrue Bank, Ms. Raymond worked as a Vice President for Regions Bank from May of 1997 to March of 2005.

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

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company and the Bank are subject to Regulatory Agreements and Orders that restrict the Company from taking certain actions.

On December 18, 2009, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Chicago and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Company and the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Company and the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the Federal Reserve-Chicago and the IDFPR. The Company is in compliance with all the requirements specified in the agreement except for the capital plan. Management continues to develop and execute on the capital plan. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the Federal Reserve-Chicago and the IDFPR. These prohibited actions include, among other things, the Bank paying dividends to the Company, the Company paying dividends on its common or preferred stock, distributions of interest or principal on subordinated debentures or Trust Preferred securities, the Company increasing its debt level and the Company redeeming or repurchasing any shares of its stock.

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

Maintaining sufficient capital serves as a buffer against potential credit and other losses that the Company may encounter during difficult times. There are five levels of capital defined by regulation: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. As of December 31, 2011, the Bank is considered “well-capitalized”. Capital risk includes the potential effect on the Company’s reputation as well as certain other potential consequences should the capital level fall below adequately capitalized.

We incurred net losses for 2009 through 2011 and cannot make any assurances that we will not incur further losses.

We incurred a net loss of $10.6 million, $65.8 million and $38.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to high levels of provision for loan losses, deferred tax valuation allowance, security impairments, and goodwill impairment. We cannot provide any assurances that we will not incur future losses, especially in light of economic conditions that continue to adversely affect our borrowers.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011 and 2010, our nonperforming loans (which consist of non-accrual loans, troubled debt restructures and loans past due 90 days or more and still accruing loans) totaled $45.8 million and $70.0 million, or 7.87% and 9.70% of our loan portfolio, respectively. At December 31, 2011 and 2010, our nonperforming assets (which include non-performing loans plus other real estate owned) were $75.5 million and $95.6 million, or 7.80% and 8.65% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways. While we pay interest expense to fund nonperforming assets, we do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that we will not experience further increases in non-performing loans in the future, or that our nonperforming assets will not result in further losses in the future.

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

14.

Centrue Financial Corporation
Part I
(Table Amounts In Thousands, Except Share Data)

We are subject to lending risk.

As of December 31, 2011 approximately 74.38% of the Company’s loan portfolio consisted of commercial, agricultural production and agricultural real estate, construction, land and development, and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. In addition, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Company’s loan portfolio contains a number of commercial loans with large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Part II “Loans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of credit risks related to different loan types.

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

The Company’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 through 2011.

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

Our investment securities portfolio is our second largest earning asset. The value of our investment portfolio has been adversely affected by the unfavorable conditions of the capital markets in general as well as declines in values of the securities we hold. We have taken an aggregate of $20.9 million in charges against earnings since the fourth quarter of 2008 for impairments to the value of pooled collateralized debt obligations and certain collateralized mortgage obligations that we have concluded were “other than temporary.” The value of this segment is particularly sensitive to adverse developments affecting the banking industry and the financial condition or performance of the issuing banks – factors that we have no control over and as to which we may receive no advance warning, as was the case in the second quarter for one of these securities. Although we believe we have appropriately valued our securities portfolio, we cannot assure you that there will not be additional material impairment charges which could have a material adverse effect on our financial condition and results of operations.

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and would require regulatory approval. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2011, the Company’s subsidiary had deposits and other liabilities of $898 million.

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

The Bank’s deposit insurance premiums have increased in recent years which could have a material adverse effect on future earnings.

Due to the impact on the FDIC insurance fund resulting from the recent increase in bank failures, the FDIC raised its insurance premiums and levied special assessments on all financial institutions. In addition, the FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the deposit insurance fund. The FDIC places all financial institutions into one of four risk categories using a two-step process based first on the respective institution’s capital ratios and then on the CAMELS composite supervisory rating assigned to the institution by its primary federal regulator in connection with its periodic regulatory examinations. As of December 31, 2011, the Bank is “well capitalized” under regulatory guidelines. However, due to the low CAMELS rating of the Bank and other factors indicating higher risk, the FDIC will charge the Bank a higher premium for deposit insurance. The combination of the general increase in FDIC insurance rates and higher FDIC insurance rates resulting from the classification of the Bank in a higher risk category will have an adverse impact on the Company’s results of operations. The Bank’s 2011 premiums decreased from 2010, due to a change in the calculation by the FDIC. However, the premium remains significantly higher than historical level due to the factors discussed above.

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

At December 31, 2011, the Company operated twenty-six offices (twenty-three full-service bank branches and two back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in St. Louis, Missouri. All of the Company’s offices are owned by the Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Will County in Illinois, one in St. Clair County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business.

Affiliate	Markets Served	Property/Type Location
The Company		Administrative Office: St. Louis, MO

Centrue Bank	Bureau, Clinton, DeKalb, Grundy, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois St. Louis County in Missouri	Main Office: Streator, IL Twenty-three full-service banking offices and two non-banking offices located in markets served. One full-service banking office

In addition to the banking locations listed above, the Bank owns twenty-five automated teller machines, all of which are housed within banking offices.

At December 31, 2011 the properties and equipment of the Company had an aggregate net book value of approximately $23.8 million.

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

The Company’s Common Stock was held by approximately 855 stockholders of record as of March 1, 2012, and is traded on the OTCQB Marketplace under the symbol “TRUE.PK.” The table below indicates the high and low sales prices of the Common Stock as reported by OTCQB for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales		Cash
	High	Low	Dividends
2011
First Quarter	$1.18	$0.42	$0.00
Second Quarter	0.78	0.25	0.00
Third Quarter	0.60	0.22	0.00
Fourth Quarter	0.40	0.23	0.00

2010
First Quarter	$4.18	$2.50	$0.00
Second Quarter	3.49	1.89	0.00
Third Quarter	2.16	1.21	0.00
Fourth Quarter	1.59	0.80	0.00

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

20.

Centrue Financial Corporation
Part II
(Table Amounts In Thousands, Except Share Data)

The following graph shows a comparison of cumulative total returns for Centrue Financial Corporation, the NASDAQ Stock Market (US Companies) and an index of SNL Midwest Bank Stocks for the five-year period beginning January 1, 2007 and ending on December 31, 2011. The graph was prepared at our request by SNL Financial LC, Charlottesville, Virginia.

COMPARISON OF CUMULATIVE TOTAL RETURN
(ASSUMES $100 INVESTED ON JANUARY 1, 2007)

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Centrue Financial Corporation	100.00	118.59	33.80	14.49	5.46	1.67
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Midwest Bank	100.00	77.94	51.28	43.45	53.96	50.97

21.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Item 6.	Selected Financial Data

The following table presents selected consolidated financial data for the five years ended December 31, 2011:

	2011	2010	2009	2008	2007
Statement of Income Data
Interest income	$39,161	$48,844	$63,245	$73,518	$83,576
Interest expense	11,225	18,316	24,562	33,944	44,735
Net interest income	27,936	30,528	38,683	39,574	38,841
Provision for loan losses	11,375	34,600	52,049	8,082	675
Net interest income (loss) after provision for loan losses	16,561	(4,072)	(13,366)	31,492	38,166
Noninterest income	11,935	10,818	711	13,409	15,665
Noninterest expense	40,434	55,889	46,658	35,745	37,333
Income (loss) before income taxes	(11,938)	(49,143)	(59,313)	9,156	16,498
Income taxes (benefit)	(1,366)	16,660	(21,234)	2,766	5,175
Income (loss) from continuing operations (after taxes)	(10,572)	(65,803)	(38,079)	6,390	11,323
Loss on discontinued operations	—	—	—	—	—
Net income (loss)	$(10,572)	$(65,803)	$(38,079)	$6,390	$11,323
Preferred stock dividends	2,012	1,924	1,810	207	207
Net income (loss) for common stockholders	$(12,584)	$(67,727)	$(39,889)	$6,183	$11,116

Per Share Data
Basic earnings (loss) per common shares from continuing operations	$(2.08)	$(11.20)	$(6.61)	$1.02	$1.75
Basic earnings (loss) per common share	(2.08)	(11.20)	(6.61)	1.02	1.75
Diluted earnings (loss) per common share from continuing operations	(2.08)	(11.20)	(6.61)	1.02	1.74
Diluted earnings (loss) per common share	(2.08)	(11.20)	(6.61)	1.02	1.74
Dividends per common stock	—	—	0.08	0.55	0.51
Dividend payout ratio for common stock	NM	NM	NM	53.71%	29.17%
Book value per common stock	$(0.10)	$1.61	$13.15	$19.14	$19.50
Basic weighted average common shares outstanding	6,051,083	6,045,225	6,035,598	6,033,896	6,341,693
Diluted weighted average common shares outstanding	6,051,083	6,045,225	6,035,598	6,042,296	6,380,659
Period-end common shares outstanding	6,063,441	6,048,405	6,043,176	6,028,491	6,071,546

Balance Sheet Data
Securities	$237,986	$229,945	$275,483	$252,562	$249,331
Loans	582,395	721,871	885,095	1,004,390	957,285
Allowance for loan losses	21,232	31,511	40,909	15,018	10,755
Total assets	967,984	1,105,162	1,312,684	1,401,881	1,364,999
Total deposits	848,638	931,105	1,054,689	1,049,220	1,033,022
Stockholders’ equity	32,569	42,921	112,614	115,908	118,876

Earnings Performance Data
Return on average total assets	(1.01)%	(5.32)%	(2.82)%	0.47%	0.85%
Return on average stockholders’ equity	(28.26)	(66.10)	(27.80)	5.43	9.53
Net interest margin ratio	3.11	2.85	3.26	3.32	3.35
Bank net interest margin ratio	3.28	2.99	3.39	3.51	3.54
Efficiency ratio (1)	82.88	81.05	71.21	64.32	66.67

Asset Quality Ratios
Nonperforming assets to total end of period assets	7.80%	8.65%	7.40%	1.64%	0.51%
Nonperforming loans to total end of period loans	7.87	9.70	9.14	1.03	0.43
Net loan charge-offs to total average loans	3.24	5.47	2.74	0.38	0.08
Allowance for loan losses to total loans	3.65	4.37	4.62	1.50	1.12
Allowance for loan losses to nonperforming loans	46.32	45.02	50.59	145.55	262.96

Capital Ratios
Bank total capital to risk adjusted assets	10.28	9.69	11.13	12.75	11.00
Bank tier 1 leverage ratio	6.06	5.96	7.60	9.39	8.28
Average equity to average assets	3.58%	8.05%	10.14%	8.69%	8.90%
Total capital to risk adjusted assets	9.03	9.35	11.34	12.18	10.23
Tier 1 leverage ratio	3.74	5.08	7.10	8.10	7.69

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

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2009 through 2011 and Consolidated Balance Sheets as of December 31, 2011 and 2010. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware Corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

24.

Centrue Financial Corporation
Part II
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

25.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2010 and December 31, 2011. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

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

Recent Developments

In September 2011, Kurt R. Stevenson was appointed President, Chief Executive Officer and Director of the Company and Bank following the resignation of Thomas A. Daiber. Mr. Daiber resigned as President, Chief Executive Officer and Director of the Company and Bank. Mr. Stevenson previously served as Senior Executive Vice President and Chief Financial Officer of the Company and Bank. Several existing and new senior officers have been appointed to serve as the core leadership for the Company and Bank.

Richard C. Peterson was appointed to the Company’s Board of Directors by the United States Treasury in September 2011 and to the Bank’s Board of Directors in December 2011.

Merger, Acquisition and Divestiture Activity

On November 18, 2011, the Company completed the sale of its Champaign branch to Marine Bank headquartered in Springfield, Illinois. Marine Bank assumed approximately $23.5 million in deposits and acquired $10.3 million in loans. The net gain on the sale was $1.3 million.

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

Results of Operations

Net Income

2011 compared to 2010. Net loss equaled $10.6 million or ($2.08) per diluted share for the year ended December 31, 2011 as compared to a net loss of $65.8 million or ($11.20) per diluted share for the year ended December 31, 2010.

26.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The Company’s annual results for 2011 were adversely impacted by an $11.4 million provision for loan losses, $6.8 million of OREO valuation adjustments and $0.5 million non-cash impairment charges primarily related to trust-preferred collateralized debt obligations (“CDO”). These factors were largely reflective of continued stress of general economic conditions, primarily driven by the volatility of the real estate markets experienced during 2011.

2010 compared to 2009. Net loss equaled $65.8 million or ($11.20) per diluted share for the year ended December 31, 2010 as compared to a net loss of $38.1 million or ($6.61) per diluted share for the year ended December 31, 2009.

The Company’s annual results for 2010 were adversely impacted by a $34.6 million provision for loan losses, a $30.3 million deferred tax valuation allowance taken in the third and fourth quarter, $15.9 million of goodwill impairment and $5.0 million non-cash impairment charges primarily related to trust-preferred collateralized debt obligations (“CDO”). These factors were largely reflective of continued deterioration of general economic conditions, primarily driven by the deterioration of the real estate markets and continued volatility in the CDO markets experienced during 2010.

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

2011 compared to 2010. Net interest income, on a tax equivalent basis, decreased $2.8 million from $31.2 million earned during the full year 2010 to $28.4 million for the full year 2011. This was the result of a decrease in interest income more than offsetting a decrease in interest expense.

Tax-equivalent interest income declined $9.9 million as compared to 2010. A $180.0 million decrease in interest-earning assets reduced interest income by $7.9 million. The decrease in interest-earning assets was largely due to a reduction in loan growth related to strategic initiatives to reduce balance sheet risk and there being fewer qualified borrowers in the market. A 19 basis point decline in the average yield on interest-earning assets reduced interest income by $2.0 million as new loans were placed on nonaccrual status, the security portfolio had more coupon rates reset to historical lows and higher yielding securities were sold and replaced with lower yielding instruments with higher premium amortization.

Interest expense declined $7.1 million as compared to 2010. A $135.0 million decrease in interest-bearing liabilities reduced interest expense by $2.2 million. The decrease in interest-bearing liabilities was largely due to strategic initiatives to reduce balance sheet risks by limiting loan growth and using the proceeds from loan payoffs to decrease high cost time deposits and FHLB advances. A 53 basis point decline in total funding costs reduced interest expense by $4.9 million as the pricing on deposits, especially time deposits, lagged the sharp decline in rates experienced in 2008.

The net interest margin increased 26 basis points to 3.11% for the year ended December 31, 2011 from 2.85% during the same period in 2010. The Company’s margin has been under pressure primarily due to the cost of retaining surplus liquidity, average loan volume decline, higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio and the impact of nonaccrual loan interest reversals. Positively impacting the margin was increased utilization of interest rate floors on a majority of variable rate loans and a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the decline in market interest rates. Due largely to the protracted economic downturn, the carrying cost of nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2012.

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

28.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME

	For the Years Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS

Interest-earning assets
Interest-earning deposits	$2,906	$59	2.03%	$4,108	$74	1.80%	$2,755	$48	1.76%
Securities
Taxable	214,647	4,084	1.90	251,127	5,916	2.36	217,097	8,638	3.98
Non-taxable	19,651	1,078	5.48	30,253	1,594	5.27	35,540	1,946	5.48
Total securities (tax equivalent)	234,298	5,162	2.20	281,380	7,510	2.67	252,637	10,584	4.19
Federal funds sold	9,684	99	1.02	2,045	38	1.88	620	32	5.18
Loans
Commercial	124,785	6,853	5.49	135,848	7,904	5.82	151,821	8,869	5.84
Real estate	537,605	27,166	5.05	664,663	33,606	5.06	797,431	43,992	5.52
Installment and other	2,527	263	10.40	3,741	342	9.15	5,431	499	9.18
Gross loans (tax equivalent)	664,917	34,282	5.16	804,252	41,852	5.20	954,683	53,360	5.59
Total interest-earnings assets	911,805	39,602	4.34	1,091,785	49,474	4.53	1,210,695	64,024	5.29

Noninterest-earning assets
Cash and cash equivalents	56,463			51,631			44,315
Premises and equipment, net	24,866			27,874			31,225
Other assets	51,685			65,576			64,410
Total non-interest-earning assets	133,014			145,081			139,950

Total assets	$1,044,819			$1,236,866			$1,350,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	85,049	168	0.20%	98,535	308	0.31%	103,928	611	0.59%
Money market accounts	127,967	818	0.64	131,173	1,215	0.93	145,870	2,125	1.46
Savings deposits	96,747	124	0.13	93,207	179	0.19	89,315	240	0.27
Time $100,000 and over	184,037	3,358	1.83	214,215	4,930	2.30	237,912	6,195	2.60
Other time deposits	280,742	3,776	1.35	350,216	7,937	2.27	363,356	11,383	3.13
Federal funds purchased and repurchase agreements	18,190	44	0.24	13,512	45	0.34	28,670	148	0.52
Advances from FHLB	50,354	1,452	2.88	77,031	2,265	2.94	87,547	2,296	2.62
Notes payable and subordinated debentures	31,431	1,485	4.67	31,609	1,437	4.49	32,628	1,564	4.74
Total interest-bearing liabilities	874,517	11,225	1.28	1,009,498	18,316	1.81	1,089,226	24,562	2.26

Noninterest-bearing liabilities
Noninterest-bearing deposits	118,654			115,111			113,533
Other liabilities	14,233			12,705			10,926
Total noninterest-bearing liabilities	132,887			127,816			124,459
Stockholders’ equity	37,415			99,552			136,960

Total liabilities and stockholders’ equity	$1,044,819			$1,236,866			$1,350,645
Net interest income (tax equivalent)		$28,377			$31,158			$39,462
Net interest income (tax equivalent) to total earning assets			3.11%			2.85%			3.26%
Interest-bearing liabilities to earning assets	95.91%			92.46%			89.97%

(1)	Average balance and average rate on securities classified as available-for-sale are based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34.00%.
(3)	Nonaccrual loans are included in the average balances.
(4)	Overdraft loans are excluded in the average balances.

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

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME

	For the Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-income:
Interest-earning deposits	$(21)	$6	$(15)	$25	$1	$26
Investment securities:
Taxable	(547)	(1,285)	(1,832)	1,741	(4,463)	(2,722)
Non-taxable	(564)	48	(516)	(270)	(82)	(352)
Federal funds sold	87	(26)	61	39	(33)	6
Loans	(6,840)	(730)	(7,570)	(7,458)	(4,050)	(11,508)
Total interest income	$(7,885)	$(1,987)	$(9,872)	$(5,923)	$(8,627)	$(14,550)

Interest expense:
NOW accounts	(25)	(115)	(140)	(35)	(268)	(303)
Money market accounts	22	(419)	(397)	(219)	(691)	(910)
Savings deposits	13	(68)	(55)	8	(69)	(61)
Time, $100,000 and over	(523)	(1,049)	(1,572)	(608)	(657)	(1,265)
Other time deposits	(961)	(3,200)	(4,161)	(445)	(3,001)	(3,446)
Federal funds purchased and repurchase agreements	14	(15)	(1)	(69)	(34)	(103)
Advances from FHLB	(765)	(48)	(813)	(293)	262	(31)
Notes payable	1	47	48	(42)	(85)	(127)
Total interest expense	$(2,224)	$(4,867)	$(7,091)	$(1,703)	$(4,543)	$(6,246)

Net interest income	$(5,661)	$2,880	$(2,781)	$(4,220)	$(4,084)	$(8,304)

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

2011 compared to 2010. The 2011 provision for loan losses charged to operating expense totaled $11.4 million, a decrease of $23.2 million in comparison to $34.6 million recorded in the 2010 period. The provision level for 2011 was driven by the following factors:

●	continued, but slowing, migration of performing loans to nonperforming status, requiring additional reserves;
●	continued charge-offs of previously accrued specific allocation that impacts historical loss levels;
●	elevated past due loans;

30.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

●	weakening guarantor positions due to ongoing challenging economic conditions;
●	continued deteriorating collateral values, especially for development or development related properties.

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

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2010 and 2011. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

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

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Years Ended December 31,
	2011	2010	2009

Service charges	$4,599	$5,264	$6,421
Mortgage banking income	1,321	1,807	2,303
Electronic banking services	2,172	2,057	1,923
Bank-owned life insurance	1,009	1,038	1,048
Other income	819	944	1,065
Subtotal recurring noninterest income	9,920	11,110	12,760
Securities gains (losses)	1,157	2,701	251
Net impairment on securities	(499)	(5,021)	(12,606)
Gain on sale of OREO	25	333	178
Gain on sale of other assets	1,332	1,695	128

Total noninterest income	$11,935	$10,818	$711

2011 compared to 2010. Total noninterest income totaled $11.9 million for the year ended December 31, 2011, as compared to $10.8 million for the same period in 2010. This represented an increase of $1.1 million in 2011 over the prior period.

31.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Included in 2011 and 2010 noninterest income results were securities gains, credit impairment charges on CDO securities, and gains related to the sale of OREO and other assets, which includes the 2011 gain on sale of the Champaign branch and the 2010 gain on sale of the Effingham branch. Excluding these items from both periods, recurring noninterest income declined $1.2 million or 10.8% in 2011 versus 2010 levels. This decrease was primarily due to a $0.7 million decrease related to a decline in NSF and overdraft fees. Also contributing was a $0.5 million decrease in mortgage banking income due to lower production.

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

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Years Ended December 31,
	2011	2010	2009

Salaries and employee benefits	$14,127	$14,549	$16,195
Occupancy expense, net	2,859	3,200	3,364
Furniture and equipment expenses	1,674	2,152	2,303
Marketing	266	350	783
Supplies and printing	289	399	458
Telephone	910	782	838
Data processing	1,528	1,567	1,510
FDIC insurance	2,524	3,372	2,780
Loan processing and collection costs	2,134	2,434	1,550
Amortization of intangible assets	1,029	1,258	1,537
Other expenses	6,259	5,854	5,867
Subtotal recurring noninterest expenses	33,599	35,917	37,185
Goodwill impairment	—	15,880	8,451
OREO valuation adjustments	6,835	4,092	1,022
Total noninterest expense	$40,434	$55,889	$46,658

2011 compared to 2010. Noninterest expense totaled $40.4 million for the year ended December 31, 2011, as compared to $55.9 million for the same period in 2010. This represented a decrease of $15.5 million or 27.7% in 2011 from 2010.

Included in noninterest expense results were OREO valuation adjustments and goodwill impairment charges in 2010. Excluding these items, recurring noninterest expense declined $2.3 million or 6.4% in 2011 versus 2010 levels. The decrease was largely due to management’s initiatives to reduce costs with regard to salaries and employee benefits, occupancy expense, furniture and equipment costs, marketing expense and other discretionary items. These savings were partially offset by continuing high loan remediation costs, including collection expenses on nonperforming loans and general expenses associated with maintaining other real estate owned.

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

Applicable Income Taxes.

Income tax expense (benefit) for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for each of the past three years:

	Years Ended December 31,
	2011	2010	2009

Loss before income taxes	$(11,938)	$(49,143)	$(59,313)
Applicable income tax expense (benefit)	(1,366)	16,660	(21,234)
Effective tax rates	11.44%	(33.90%)	35.80%

The Company recorded a 2011 income tax benefit of $1.4 million allocated to the loss from continuing operations due to the following GAAP application: the calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the year due to the full deferred tax valuation allowance which was established as of December 31, 2010.

The Company recorded a 2010 income tax expense of $16.7 million, which included a deferred tax valuation allowance of $30.3 million. Excluding this valuation allowance, a tax benefit of $13.6 million was recorded as a result of the pre-tax loss of $49.1 million. It should be noted that the entire goodwill impairment charge of $15.9 million was not deductible for income tax purposes. Excluding the tax valuation adjustment and the goodwill impairment, the 2010 effective tax rate would have approximated 41.06%, which equals the tax benefit at the combined statutory rate of 38.62% and the benefit realized from the tax-exempt items.

The Company recorded a 2009 income tax benefit of $21.2 million, as a result of the pre-tax loss of $59.3 million. It should be noted that $6.5 million of the goodwill impairment charge of $8.5 million was not deductible for income tax purposes in the 2009 tax benefit number. Excluding this item, the effective tax rate would have been approximately 40.24% in 2009, which equals the tax benefit at the combined statutory rate of 38.62% and the benefit realized from the tax-exempt items.

33.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Preferred Stock Dividends

During the second quarter of 2009, the Company suspended cash dividends on Series A, Series B and Series C preferred stocks.

For 2011, the Company accrued, but did not pay, $2.0 million in preferred stock dividends. For 2010, the Company accrued $1.9 million in preferred stock dividends. For 2009, the Company accrued $1.1 million and paid $0.7 million in preferred stock dividends. At the end of 2011 $5.0 million of preferred stock dividends were in arrears.

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

2011 compared to 2010. Retail generated a net loss of $2.8 million, or 26.42% of total segment net loss in 2011, as compared to net loss of $13.4 million, or 20.36% of total segment net loss in 2010. Retail assets were $165.9 million at December 31, 2011 and represented 17.14% of total consolidated assets. This compared to $191.4 million or 17.32% at December 31, 2010.

For 2011, there were several positive improvements within the Retail segment. Net interest income improved as interest expense continued to see a strong decline as higher paying time deposits matured and were not replaced and rates on all Retail products are at historical lows. Further affecting the segment profitability was lowered depreciation expense and lower overall expenses. Negatively impacting the segment was increased provision, lower noninterest income (primarily related to lower mortgage banking income) and higher allocated expenses. The decline in the retail assets was primarily related to the decline in the held residential mortgages portfolio and the sale of one of the segments branches and assets during the year.

34.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2010 compared to 2009. Retail generated a net loss of $13.4 million, or 20.36% of total segment net loss in 2010, as compared to net loss of $5.4 million, or 14.17% of total segment net loss in 2009. Retail assets were $191.4 million at December 31, 2010 and represented 17.32% of total consolidated assets. This compared to $223.4 million or 17.02% at December 31, 2009.

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

2011 compared to 2010. Commercial generated a net loss of $5.0 million, or 47.2% of total segment net loss in 2011, as compared to a net loss of $47.2 million, or 71.7% of total segment net loss in 2010. Commercial assets were $470.1 million at December 31, 2011 and represented 48.6% of total consolidated assets. This compared to $576.2 million or 52.1% at December 31, 2010.

Net interest income for 2011 decreased to $22.5 million from $25.3 million in 2010 due to a reduction in the loan portfolio. This was positively offset by a lower level of provision of $11.4 million and a tax benefit received during the year. These positive variances from 2011 were hindered by significant OREO valuation adjustments taken in 2011 and increased OREO and loan collection costs. The decline in the assets was due primarily to strategic reduction initiatives designed to reduce balance sheet risks combined with the portion of loans that were sold with a branch during the year.

2010 compared to 2009. Commercial generated a net loss of $47.2 million, or 71.73% of total segment net loss in 2010, as compared to a loss of $25.3 million, or 66.40% of total segment net loss in 2009. Commercial assets were $576.2 million at December 31, 2010 and represented 52.14% of total consolidated assets. This compared to $693.1 million or 52.80% at December 31, 2009.

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

35.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

2011 compared to 2010. The Treasury Segment net loss was $2.8 million, or 26.4% of total segment net loss in 2011, as compared to net loss of $5.2 million, or 7.9% of total segment net loss for the same period in 2010. Treasury assets were $250.7 million at December 31, 2011, or 25.9% of consolidated assets. This compares to $218.0 million or 19.7% at December 31, 2010.

Treasury’s net loss for 2011 was impacted by $0.5 million in non-cash impairment charges related to CDO securities and a significant drop in yield on the security portfolio as higher yielding securities were sold and replaced with lower yielding instruments with higher premium amortization. These negative variances were partially offset by gains of $1.2 million being realized from the sale of securities.

In 2011, total Treasury assets increased as funds from the strategic initiatives designed to reduce balance sheet risks, result in loan pay downs and sales of OREO property. This excess cash was then invested in the securities portfolio.

2010 compared to 2009. The Treasury Segment net loss was $5.2 million or 7.90% of total segment net loss in 2010, as compared to net loss of $7.3 million, or 19.16% of total segment net loss for the same period in 2009. Treasury assets were $218.0 million at December 31, 2010, or 19.72% of consolidated assets. This compares to $277.4 million or 21.13% at December 31, 2009.

Treasury’s net loss for 2010 was impacted by $5.0 million in non-cash impairment charges related to CDO securities, tax expense related to the deferred tax valuation allowances that were taken during the year and elevated levels of net allocations due to the allocation of the goodwill impairment charge. This negative variance is also augmented by lower net interest due largely to higher yielding securities being sold or having their coupon rates reset to historical rate lows during the period. These negative variances were partially offset by gains of $2.7 million being realized from the sale of securities.

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

36.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The tables below present the Company’s projected changes in net interest income for 2011 and 2010 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon
	December 31, 2011		December 31, 2010
	Change		Change
	$	%	$	%

+300 bp	$1,442	5.45%	$(570)	(1.82)%
+200 bp	743	2.81	(1,637)	(5.23)
+100 bp	174	0.66	(1,376)	(4.40)
+ 50 bp	107	0.41	(701)	(2.24)
Base	—	—	—	—
- 50 bp	(299)	(1.13)	568	1.82

Based on the Company’s model at December 31, 2011, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 2.81% or approximately $0.7 million. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $0.3 million or 1.13%.

During the year of 2011, management continued to focus on mitigating the adverse exposure of income and the net market value of assets to rising interest rates. This was accomplished by allowing the fixed rate securities to run off and replacing them with adjustable rate securities. The loan portfolio had a lower amount of loans on which interest was not accruing at the end of the year, thus having a larger percentage of the total benefitting from rising interest rates. The primary factor increasing the benefit to the margin from rising interest rates was the greater percentage of funding coming from non-maturity deposits. These deposits tend to be less sensitive to rising interest rates as these are primarily transactions balances. This is somewhat related to the general industry trend of an influx of funds from money market mutual funds which will likely be less secure funding. This makes it necessary to invest these funds focusing on less volatile assets. With the influx of deposits into non-maturity accounts there was reduced dependence on time deposits and from wholesale funding. This reduction was aided by the sale of a branch that had a relatively heavy concentration of time deposits. Time deposits and wholesale funding tend to have the highest sensitivity to rising interest rates and of reduced concentration of this type of funding allows greater benefit to the margin from rising interest rates.

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

Outstanding loans totaled $582.4 million at December 31, 2011 compared to $721.9 million at December 31, 2010, representing a decrease of $139.5 million or 19.32%. Excluding net charge-offs of $21.7 million and transfers to OREO of $23.2 million, loans decreased $94.6 million primarily due to a combination of normal attrition, pay-downs and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in the number of loan applications as many borrowers are trying to reduce their debt. Construction lending, which is inherently more risky in the current economic climate, decreased $30.1 million or 41.7% since year end 2010. Approximately $10.6 million, or 35.3% of this decrease, was related to gross charge-offs.

As of December 31, 2011 and 2010, commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $109.8 million and $122.7 million respectively.

The following table describes the composition of loans by major categories outstanding:

LOAN PORTFOLIO
	Aggregate Principal Amount
	December 31,
	2011	2010	2009	2008	2007

Commercial	$63,982	$87,226	$111,105	$125,484	$150,809
Agricultural & AGRE	39,128	44,289	39,820	52,606	53,097
Construction, land & development	42,008	72,078	128,309	164,564	158,491
Commercial RE	288,068	342,208	389,534	401,121	328,742
1-4 family mortgages	146,767	172,666	211,695	254,566	255,775
Consumer	2,442	3,404	4,632	6,049	10,371
Total loans	$582,395	$721,871	$885,095	$1,004,390	$957,285
Allowance for loan losses	(21,232)	(31,511)	(40,909)	(15,018)	(10,755)
Loans, net	$561,163	$690,360	$844,186	$989,372	$946,530

	Percentage of Total Loan Portfolio
	December 31,
	2011	2010	2009	2008	2007

Commercial	10.99%	12.08%	12.55%	12.49%	15.75%
Agricultural & AGRE	6.72	6.14	4.50	5.24	5.55
Construction, land & development	7.21	9.98	14.50	16.38	16.56
Commercial RE	49.46	47.41	44.01	39.94	34.34
1-4 family mortgages	25.20	23.92	23.92	25.35	26.72
Consumer	0.42	0.47	0.52	0.60	1.08
Total loans	100.00	100.00	100.00	100.00	100.00

38.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Stated loan maturities (including rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, at December 31, 2011 were as follows:

STATED LOAN MATURITIES (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Commercial	$42,241	$17,166	$4,575	$63,982
Agricultural & AGRE	13,405	12,877	12,846	39,128
Construction, land & development	30,572	10,511	925	42,008
Commercial RE	119,374	119,646	49,048	288,068
1-4 family mortgages	26,481	31,505	88,781	146,767
Consumer	878	1,485	79	2,442

Total	$232,951	$193,190	$156,254	$582,395

 (1) Maturities based upon contractual maturity dates

The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2011 were as follows:

LOAN REPRICING

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Fixed rate	$113,892	$140,955	$28,139	$282,986
Variable rate	74,543	52,028	128,115	254,686
Nonperforming loans	44,516	207	0	44,723
Total	$232,951	$193,190	$156,254	$582,395

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

The following table sets forth a summary of nonperforming assets:

	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$38,688	$64,600	$80,121	$10,318	$4,090
Loans 90 days past due and still accruing interest	—	58	—	—	—
Troubled debt restructure	7,147	5,332	743	—	—
Total nonperforming loans	$45,835	$69,990	$80,864	$10,318	$4,090

Other real estate owned	29,667	25,564	16,223	12,723	2,937

Total nonperforming assets	$75,502	$95,554	$97,087	$23,041	$7,027

Nonperforming loans to total end of period loans	7.87%	9.70%	9.14%	1.03%	0.43%
Nonperforming assets to total end of period loans	12.96	13.24	10.97	2.29	0.73
Nonperforming assets to total end of period assets	7.80	8.65	7.40	1.64	0.51

The Company’s level of nonperforming assets continues to decline over the past two years while coping with one of the most severe recessions in decades. The deterioration in the overall economy and real estate markets in particular has negatively impacted the Company’s lending portfolio. Total nonperforming assets declined $20.1 million to $75.5 million, or 7.80% of total assets, at December 31, 2011 from December 31, 2010. Total nonperforming assets included $7.1 million in troubled debt restructures, $29.7 million of foreclosed assets and repossessed real estate, and $38.7 million of nonaccrual loans. Approximately 51.8% of total nonaccrual loans at December 31, 2011 were concentrated in land development, construction and commercial real estate credits. Additionally, 64.28% of total nonaccrual loans represented loans to 10 borrowers.

Nonperforming Loans

Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $24.2 million from December 31, 2010 largely due to the following factors:

●	returning improved loan relationships to accrual status;
●	transferring foreclosed or repossessed real estate from the loan portfolio to OREO;
●	partially charging-off collateral dependent real estate loans down to current fair market value of the collateral; and
●	liquidations and payoffs via workout agreements with borrowers.

The level of nonperforming loans to end of period loans was 7.87% as of December 31, 2011 as compared to 9.70% as of December 31, 2010 and 9.14% as of December 31, 2009. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 46.32% in the fourth quarter from 45.02% during the fourth quarter 2010.

Other Real Estate Owned

Other real estate owned (OREO) was $29.7 million as of December 31, 2011 compared to $25.6 million as of December 31, 2010. During 2011, the Company transferred $23.0 million of foreclosed or repossessed real estate from the loan portfolio. During 2011, 46 real estate properties were sold. OREO properties with a carrying value of $21.0 million were written down to their fair value of $14.2 million, resulting in a charge to earnings of $6.8 million. This compares to 2010 when OREO properties with a carrying value of $16.9 million were written down to their fair value of $12.8 million, which resulted in a charge to earnings of $4.1 million during the year.

40.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table sets forth a summary of other real estate owned and other collateral acquired at December 31, 2011 and 2010:

	2011		2010
	Number	Net Book	Number	Net Book
	Of	Carrying	Of	Carrying
	Parcels	Value	Parcels	Value
Developed property	51	$13,344	46	$10,112
Vacant land or unsold lots	136	16,323	24	15,452
Total other real estate owned	187	$29,667	70	$25,564

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Throughout 2011, management identified $28.6 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 38.99% of the loans deemed impaired during 2011. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $12.4 million at December 31, 2011 as compared to $6.7 million at December 31, 2010. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.

Construction Lending Concentration

A strategy to reduce exposure to construction lending that began in 2008 has seen this category fall 76.74% from its highest point at $180.6 million as of June 30, 2008 down to $42.0 million as of December 31, 2011. Construction and land development loans now represent 7.21% of the total loan portfolio, down from 14.50% recorded as of December 31, 2009. As of December 31, 2011, $18.3 million or 43.57% of the total construction and land development portfolio is currently performing.

Allowance for Loan Losses

At December 31, 2011, the allowance for loan losses was $21.2 million, or 3.65% of total loans, as compared to $31.5 million, or 4.37% of total loans, at December 31, 2010. The Company recorded a provision of $11.4 million to the allowance for loan losses in 2011 largely due to the following factors:

●	continued, but slowing, migration of performing loans to nonperforming status, requiring additional reserves;
●	continued charge-offs of previously accrued specific allocation that impacts historical loss levels;
●	elevated past due loans;
●	weakening guarantor positions due to ongoing challenging economic conditions;
●	continued deteriorating collateral values, especially for development or development related properties.

41.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Net loan charge-offs for the year ended December 31, 2011 were $21.7 million, or 3.26% of average loans, compared with $44.0 million, or 5.47% of average loans, in the same period of 2010. Loan charge-offs during 2011 were largely influenced by the credit performance of the Company’s land development, construction and commercial real estate portfolio. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.

The level of the provision for loan losses recognized was 52.53% of net loan charge offs during the full year 2011, compared to 78.64% in the same period of 2010. Management believes we are recognizing losses in our portfolio through charge-offs as losses are confirmed.

Of the $21.2 million allowance for loan losses, $19.6 million, or 90.45%, was allocated to real estate loans which is the segment of the loan portfolio under greatest duress. As the status of many of these collateral dependent real estate loans deteriorated throughout 2011, management monitored these credits to analyze the adequacy of the cash flows to support the debt levels and obtained updated appraisals to determine the collateral’s fair value for impairment analysis.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout 2011 and is projected to continue through much of 2012. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at December 31, 2011 was adequate to absorb probable credit losses inherent in the loan portfolio.

The following tables present a detailed analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2011	2010	2009	2008	2007
Beginning balance	$31,511	$40,909	$15,018	$10,755	$10,835
Charge-offs:
Commercial	713	3,033	1,772	411	884
Agricultural & AGRE	674	618	49	3	1
Construction, land & development	10,610	27,147	19,841	1,841	212
Commercial RE	9,349	11,082	1,827	366	167
1-4 family mortgages	1,835	2,449	3,237	1,403	185
Consumer	97	80	78	82	118
Total charge-offs	$23,278	$44,409	$26,804	$4,106	$1,567

Recoveries:
Commercial	$49	$281	$467	$217	$471
Agricultural & AGRE	27	3	27	4	3
Construction, land & development	755	38	—	—	—
Commercial RE	305	12	28	10	111
1-4 family mortgages	464	53	95	15	119
Consumer	24	24	29	41	108
Total recoveries	1,624	$411	$646	$287	$812
Net charge-offs	21,654	43,998	26,158	3,819	755
Provision for loan losses	$11,375	$34,600	$52,049	$8,082	$675
Increase due to merger	—	—	—	—	—
Ending balance	$21,232	$31,511	$40,909	$15,018	$10,755
Period end total loans	$582,393	$721,871	$885,095	$1,004,390	$957,285
Average loans	$664,917	$804,252	$954,683	$992,024	$902,658

42.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

ALLOWANCE FOR LOAN LOSS RATIOS

	December 31,
	2011	2010	2009	2008	2007

Ratio of net charge-offs to average loans	3.26%	5.47%	2.74%	0.38%	0.08%
Ratio of provision for loan losses to average loans	1.71	4.30	5.45	0.81	0.07
Ratio of allowance for loan losses to ending total loans	3.65	4.37	4.62	1.50	1.12
Ratio of allowance for loan losses to total nonperforming loans	46.32	45.02	50.59	145.55	262.96

The following table sets forth an allocation of the allowance for loan losses among the various loan categories:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	December 31,
	2011		2010		2009		2008		2007
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,590	10.99%	$1,634	12.08%	$4,512	12.55%	$2,554	12.49%	$3,793	15.75%
Agricultural & AGRE	5	6.72	337	6.14	23	4.50	90	5.24	185	5.55
Construction, land & development	4,811	7.21	12,500	9.98	22,940	14.50	3,284	16.38	1,778	16.56
Commercial RE	11,680	49.46	13,721	47.41	8,529	44.01	8,004	39.94	3,689	34.34
1-4 family residential	3,090	25.20	3,273	23.92	4,872	23.92	986	25.35	1,113	26.72
Consumer	56	0.42	46	0.47	33	0.52	100	0.60	197	1.08

Total	$21,232	100.00%	$31,511	100.00%	$40,909	100.00%	$15,018	100.00%	$10,755	100.00%

Securities Activities

The primary objective of the Company’s $238.0 million securities portfolio is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Neither the Company nor the Bank hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities.

The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $228.8 million at December 31, 2011 compared to $219.5 million at December 31, 2010. The Company does not have any securities classified as trading or held-to-maturity. The Company also holds $9.2 million and $10.5 million of Federal Reserve and Federal Home Loan Bank stock which are classified as restricted securities as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, the Company held five pooled trust preferred CDO securities involving 300 issuers with a total book value of $8.1 million versus a balance of $8.6 million at December 31, 2010. The decrease of $0.5 million represents OTTI taken in 2011 as well as principal pay-downs which were slightly off-set by a marginal portion of capitalized interest. The investments in CDO securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuance by a minimum of 17 banks or, in a few instances, capital notes from insurance companies. An unrealized loss of approximately $1.6 million associated with these securities has been recorded, on an after-tax basis, through stockholders’ equity as a component of other comprehensive income.

Should the economic climate deteriorate from current levels, the underlying credits of the CDOs may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

43.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table describes the composition of securities by major category and maturity:

SECURITIES PORTFOLIO

	December 31,
	2011		2010		2009
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Available-for-Sale
U.S. government agencies	$3,019	1.32%	$7,085	3.23%	$3,966	1.50%
States and political subdivisions	18,125	7.92	28,348	12.92	36,541	13.80
U.S. government agency residential mortgage-back securities	177,539	77.58	147,846	67.36	198,183	74.85
Collateralized mortgage obligations:
Agency	15,527	6.79	20,735	9.45	3,261	1.23
Private Label	1,550	0.68	4,936	2.25	11,165	4.22
Equity securities	2,530	1.11	2,254	1.03	1,898	0.72
Collateralized debt obligations:
Single Issue	2,064	0.90	3,849	1.75	—	0.00
Pooled	6,600	2.88	4,422	2.01	9,758	3.68
Corporate	1,882	0.82	—	0.00	—	0.00

Total	$228,836	100.00%	$219,475	100.00%	$264,772	100.00%

The following table sets forth the contractual, callable or estimated maturities and yields of the debt securities portfolio as of December 31, 2011. Mortgage backed and collateralized mortgage obligation securities are included at estimated maturity.

MATURITY SCHEDULE

			After 1 but		After 5 but
Maturing Period	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Available-for-Sale
U.S. government agencies	$—	0.000%	$3,019	2.500%	$—	0.000%	$—	0.000%	$3,019
States and political subdivisions (1)	3,842	5.345	6,360	5.115	7,050	5.763	873	6.033	18,125
U.S. government agency residential mortgage-back securities	—	0.000	95	5.091	245	3.546	177,199	2.128	177,539
Collateralized mortgage obligations:
Agency	—	0.000	—	0.000	441	4.528	15,086	1.964	15,527
Private Label	—	0.000	—	0.000	—	0.000	1,550	6.217	1,550
Equity Securities	—	0.000	—	0.000	—	0.000	2,530	3.669	2,530
Collateralized debt obligations:
Single Issue	—	0.000	—	0.000	—	0.000	2,064	5.919	2,064
Pooled	—	0.000	—	0.000	—	0.000	6,600	2.199	6,600
Corporate	—	0.000	1,882	4.500	—	0.000	—	0.000	1,882
Total	$3,842		$11,356		$7,736		$205,902		$228,836

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34.00% income tax rate

Deposit Activities

Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $893.2 million for 2011, representing a decrease of $108.8 million or 10.86% compared with the average balance of total deposits for 2010 of $1.002 billion.

44.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The following table sets forth certain information regarding the Bank’s average deposits:

AVERAGE DEPOSITS

	For the Years Ended December 31,
	2011			2010			2009
		%	Average		%	Average		%	Average
	Average	of	Rate	Average	Of	Rate	Average	of	Rate
	Amount	Total	Paid	Amount	Total	Paid	Amount	Total	Paid
Non-interest-bearing demand deposits	$118,654	13.28%	—%	$115,111	11.48%	—%	$113,533	10.77%	—%
Savings accounts	96,747	10.83	0.13	93,207	9.30	0.19	89,315	8.47	0.27
Interest-bearing demand deposits	213,016	23.85	0.46	229,708	22.91	0.66	249,798	23.71	1.10
Time, less than $100,000	280,742	31.44	1.35	350,216	34.94	2.27	363,356	34.48	3.13
Time, $100,000 or more	184,037	20.60	1.83	214,215	21.37	2.30	237,912	22.57	2.60

Total deposits	$893,196	100.00%	0.92%	$1,002,457	100.00%	1.45%	$1,053,914	100.00%	1.95%

As of December 31, 2011, average time deposits over $100,000 represented 20.60% of total average deposits, compared with 21.37% of total average deposits as of December 31, 2010. The Company’s large denomination time deposits are generally from customers within the local market areas of its subsidiary bank and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.

The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2011:

Time Deposits Of $100,000 Or More
Maturity Range
Three months or less	$34,875
Over three months through six months	28,640
Over six months through twelve months	50,104
Over twelve months	53,014
Total	$166,633

Brokered deposits account for $69.6 million of the total from the table above and the majority of their maturities fall into the “Over twelve months” category. The Bank is “well capitalized as of December 31, 2011 and may request regulatory approval to once again have access to the brokered CD markets.

Return on Equity and Assets. The following table presents various ratios for the Company:

Return On Equity And Assets
	For the Years Ended
	December 31,
	2011	2010	2009

Return on average assets	(1.01)%	(5.32)%	(2.82)%
Return on average equity	(28.26)	(66.10)	(27.80)
Average equity to average assets	3.58	8.05	10.14
Dividend payout ratio for common stock	NM	NM	NM

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by cash flows used in financing activities resulted in a net decrease in cash and cash equivalents of $13.2 million from December 31, 2011 to December 31, 2010.

During 2011, the Company experienced net cash outflows of $105.4 million in financing activities primarily due to large decreases in deposits, primarily concentrated in the time deposit category. In contrast, net cash inflows of $77.7 million were provided by investing activities due to decreases in loans and proceeds from sale of OREO. Net cash provided by operating activities was $14.5 million.

The Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2011, 23.32% of the Bank’s interest-bearing deposits were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank’s liquidity could be adversely affected. Currently, the maturities of the large time deposits are spread throughout the year, with 20.93% maturing in the first quarter of 2012, 17.19% maturing in the second quarter of 2012, 30.07% maturing in the third and fourth quarters of 2012, and the remaining 31.81% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

At December 31, 2011, borrowings included $10 million each for Centrue Statutory Trust II and Centrue Statutory Trust III, $10.25 million payable to the Company’s principal correspondent bank, $23.1 million in FHLB advances, $18.0 million in securities sold under agreements to repurchase and a shareholder note for $0.2 million. As described in Note 12 the note to the principal correspondent bank is due March 31, 2015, requires quarterly interest payments, and is collateralized by the Company’s stock in the Bank. The shareholder note requires bi-annual payments of $0.1 million at an imputed interest rate.

In August 2009, the Company announced that in order to improve its liquidity position, the board of directors elected to defer interest expense payments on all $20.2 million in outstanding junior subordinated debentures related to the trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The Company also suspended its regularly scheduled dividend payments on its common stock and deferred regularly scheduled dividend payments on the $0.5 million in principal outstanding on Series A convertible preferred stock (aggregate liquidation preference of $2.8 million), the $0.3 principal outstanding Series B mandatory redeemable preferred stock and $29.0 million in principal outstanding Series C fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $32.7 million). By taking these actions, the Company expects to save approximately $3.0 million in annual cash payments.

46.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

The Company’s principal source of funds for repayment of the indebtedness is dividends from the Bank. At December 31, 2011, the Bank is prohibited from paying dividends without prior regulatory approval.

Contractual Obligations

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet instruments as of December 31, 2011:

	Payments Due by Period
	Within 1			After
Contractual Obligations	Year	1-3 Years	4-5 Years	5 Years	Total

Short-term debt	$—	$—	$250	$—	$250
Long-term debt	190	—	10,000	—	10,190
Certificates of deposit	303,574	79,428	31,312	92	414,406
Operating leases	245	504	504	252	1,505
Series B Mandatory redeemable preferred stock	—	268	—	—	268
Subordinated Debentures	—	—	—	20,620	20,620
FHLB Advances	3,000	15,058	5,000	—	23,058

Total contractual cash obligations	$307,009	$95,258	$47,066	$20,964	$470,297
Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2011, the Company had $107.5 million in outstanding loan commitments including outstanding commitments for various lines of credit and $2.3 million of standby letters of credit. See Note 19 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.

Capital Resources

Stockholders’ Equity

Stockholders’ equity at December 31, 2010 was $32.6 million, a decrease of $10.3 million or 24.01%, from December 31, 2010. The change in stockholders’ equity during 2011 was largely the result of operating losses related to an elevated provision for loan losses, impairment charges on securities, deferred tax asset valuation allowance of $5.3 million. Average equity as a percentage of average assets was 3.58% at December 31, 2011, compared to 8.05% at December 31, 2010. Book value per common share equaled $(0.10) at December 31, 2011, a decrease from $1.61 reported at the end of 2010.

Stock Repurchase Programs

The Company currently does not have a stock repurchase program.

47.

Centrue Financial Corporation
Part II: Management’s Discussion and Analysis
(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, the Company was above adequately-capitalized minimums for regulatory capital purposes except for the Tier 1 leverage ratio, which was 3.74%, and the Bank was well-capitalized as of December 31, 2011:

	Company		Bank		Well- Capitalized	Adequately- Capitalized
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010	Thresholds	Thresholds
Carrying amounts ($ millions):
Total risk-based capital	$61.2	$76.5	$68.6	$78.2
Tier 1 risk-based capital	$37.2	$58.0	$60.1	$67.8

Capital ratios:
Total risk-based capital	9.03%	9.35%	10.28%	9.69%	10.0%	8.0%
Tier 1 risk-based capital	5.49%	7.09%	9.01%	8.41%	6.0%	4.0%
Tier 1 leverage ratio	3.74%	5.08%	6.06%	5.96%	5.0%	4.0%

The Company’s capital levels decreased during 2011 due to a net loss of $10.6 million. Despite a net loss of $8.8 million at the Bank, the capital ratios improved due to the reduction in the Bank’s total assets. Even though the Company’s Tier 1 leverage ratio fell below the “adequately-capitalized” level, no further regulatory actions have been taken at this time requiring us to have higher capital requirements.

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

The Company is in compliance with all the requirements specified in the agreement except for the capital plan. Management continues to develop and execute the capital plan.

The Company and the Bank believe that the proactive steps that have been taken by the board of directors and by management will help the Company and the Bank address the Agreement and the concerns leading to the Agreement.

49.

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

50.

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
Centrue Financial Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Centrue Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

51.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centrue Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Centrue Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois
March 15, 2012

52.

Centrue Financial Corporation
Part II
Consolidated Balance Sheets
December 31, 2011 and 2010 (In Thousands, Except Share and per share Data)

	2011	2010
ASSETS
Cash and cash equivalents	$69,735	$82,945
Securities available-for-sale	228,836	219,475
Restricted securities	9,150	10,470
Loans	582,395	721,871
Allowance for loan losses	(21,232)	(31,511)
Net loans	561,163	690,360
Bank-owned life insurance	31,412	30,403
Mortgage servicing rights	2,089	2,425
Premises and equipment, net	23,754	25,687
Other intangible assets, net	5,264	6,293
Other real estate owned	29,667	25,564
Other assets	6,914	11,540

Total assets	$967,984	$1,105,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$134,137	$118,667
Interest-bearing	714,501	812,438
Total deposits	848,638	931,105
Federal funds purchased and securities sold under agreements to repurchase	18,036	16,188
Federal Home Loan Bank advances	23,058	71,059
Notes payable	10,440	10,623
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	14,355	12,378
Total liabilities	935,415	1,062,241

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,429	30,810
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued in 2011 and 2010	7,454	7,454
Surplus	74,558	74,721
Accumulated deficit	(60,064)	(46,861)
Accumulated other comprehensive income (loss)	569	(1,589)
	54,446	65,035
Treasury stock, at cost, 1,390,114 shares – 2011 and 1,405,150 – 2010	(21,877)	(22,114)
Total stockholders’ equity	32,569	42,921

Total liabilities and stockholders’ equity	$967,984	$1,105,162

See Accompanying Notes to Consolidated Financial Statements.

53.

Centrue Financial Corporation
Part II
Consolidated Statement of Income (Loss)
Years Ended December 31, 2011, 2010 and 2009 (In Thousands, Except PER Share Data)

	2011	2010	2009
Interest income
Loans	$34,201	$41,750	$53,223
Securities
Taxable	4,103	5,958	8,696
Exempt from federal income taxes	699	1,024	1,246
Federal funds sold and other	158	112	80
Total interest income	39,161	48,844	63,245

Interest expense
Deposits	8,244	14,569	20,554
Federal funds purchased and securities sold under agreements to repurchase	44	45	148
Federal Home Loan Bank advances	1,452	2,265	2,296
Series B mandatory redeemable preferred stock	16	16	16
Subordinated debentures	1,107	1,050	1,074
Notes payable	362	371	474
Total interest expense	11,225	18,316	24,562
Net interest income	27,936	30,528	38,683
Provision for loan losses	11,375	34,600	52,049
Net interest income (loss) after provision for loan losses	16,561	(4,072)	(13,366)

Noninterest income
Service charges	4,599	5,264	6,421
Mortgage banking income	1,321	1,807	2,303
Electronic banking services	2,172	2,057	1,923
Bank-owned life insurance	1,009	1,038	1,048
Securities gains, net	1,157	2,701	251
Total other-than-temporary impairment losses	(499)	(5,452)	(15,814)
Portion of loss recognized in other comprehensive income (before taxes)	—	431	3,208
Net impairment on securities	(499)	(5,021)	(12,606)
Gain on sale of OREO	25	333	178
Gain on sale of other assets	1,332	1,695	128
Other income	819	944	1,065
	11,935	10,818	711
Noninterest expenses
Salaries and employee benefits	14,127	14,549	16,195
Occupancy, net	2,859	3,200	3,364
Furniture and equipment	1,674	2,152	2,303
Marketing	266	350	783
Supplies and printing	289	399	458
Telephone	910	782	838
Data processing	1,528	1,567	1,510
FDIC insurance	2,524	3,372	2,780
Loan processing and collection costs	2,134	2,434	1,550
Goodwill impairment	—	15,880	8,451
OREO valuation adjustment	6,835	4,092	1,022
Amortization of intangible assets	1,029	1,258	1,537
Other expenses	6,259	5,854	5,867
	40,434	55,889	46,658
Income (loss) before income taxes	(11,938)	(49,143)	(59,313)
Income tax expense (benefit)	(1,366)	16,660	(21,234)
Net income (loss)	$(10,572)	$(65,803)	$(38,079)

Preferred stock dividends	2,012	1,924	1,810

Net income (loss) for common stockholders	$(12,584)	$(67,727)	$(39,889)

Basic earnings (loss) per common share for common stockholders	$(2.08)	$(11.20)	$(6.61)
Diluted earnings (loss) per common share for common stockholders	$(2.08)	$(11.20)	$(6.61)
Dividends per common share for common stockholders	$—	$—	$0.08

See Accompanying Notes to Consolidated Financial Statements

54.

Centrue Financial Corporation
Part II
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009 (In Thousands)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2009	$500	$—	$7,454	$71,488	$62,476	$(3,590)	$(22,420)	$115,908

Common stock dividends	—	—	—	—	(482)	—	—	(482)
Preferred stock dividends	—	—	—	—	(1,810)	—	—	(1,810)
Deferred compensation distribution (17,685 shares)	—	—	—	(190)	—	—	278	88
Restricted stock awards forfeited (2,000 shares)	—	—	—	52	—	—	(54)	(2)
Share-based compensation	—	—	—	294	—	—	—	294
Issued 32,668 shares of series C preferred stock	—	32,668	—	—	—	—	—	32,668
Issued warrants to purchase 508,320 shares of common stock	—	(3,097)	—	3,097	—	—	—	—
Series C preferred stock discount accretion	—	619	—	—	(619)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(38,079)	—	—	(38,079)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	4,029	—	4,029
Total comprehensive income (loss)	—	—	—	—	—	—	—	(34,050)
Balance, December 31, 2009	$500	$30,190	$7,454	$74,741	$21,486	$439	$(22,196)	$112,614
Common stock dividends	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(1,924)	—	—	(1,924)
Deferred compensation distribution (5,229 shares)	—	—	—	(75)	—	—	82	7
Share-based compensation	—	—	—	55	—	—	—	55
Series C preferred stock discount accretion	—	620	—	—	(620)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(65,803)	—	—	(65,803)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(2,028)	—	(2,028)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(67,831)
Balance, December 31, 2010	$500	$30,810	$7,454	$74,721	$(46,861)	$(1,589)	$(22,114)	$42,921
Common stock dividends	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(2,012)	—	—	(2,012)
Deferred compensation distribution (15,036 shares)	—	—	—	(233)	—	—	237	4
Share-based compensation	—	—	—	70	—	—	—	70
Series C preferred stock discount accretion	—	619	—	—	(619)	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(10,572)	—	—	(10,572)
Net change in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	2,158	—	2,158
Total comprehensive income (loss)	—	—	—	—	—	—	—	(8,414)
Balance, December 31, 2011	$500	$31,429	$7,454	$74,558	$(60,064)	$569	$(21,877)	$32,569

See Accompanying Notes to Consolidated Financial Statements.

55.

Centrue Financial Corporation
Part II
Consolidated Statement of Cash Flows
Years Ended December 31, 2011, 2010 and 2009 (In Thousands)

	2011	2010	2009
Cash flows from operating activities
Net Income (loss)	$(10,572)	$(65,803)	$(38,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,841	2,445	2,600
Goodwill impairment	—	15,880	8,451
Amortization of intangible assets	1,029	1,258	1,537
Amortization of mortgage servicing rights, net	524	687	826
Amortization of bond premiums, net	2,329	2,766	952
Mortgage servicing valuation allowance	89	225	—
Income tax valuation allowance	5,251	30,318	—
Share based compensation	70	111	346
(Gain) loss on sale of branches	(1,274)	(1,179)	—
Provision for loan losses	11,375	34,600	52,049
Provision for deferred income taxes	(5,251)	(11,105)	(16,343)
Earnings on bank-owned life insurance	(1,009)	(1,038)	(1,048)
Other-than-temporary impairment, securities	499	5,021	12,606
OREO valuation allowance	6,835	4,092	1,057
Securities sale losses/(gains), net	(1,157)	(2,701)	(251)
(Gain) loss on sale of other assets, net	(58)	(516)	(128)
(Gain) loss on sale of OREO	(25)	(333)	(178)
(Gain) loss on sale of loans	(1,027)	(1,784)	(2,232)
Proceeds from sale of loans held for sale	54,744	82,394	132,758
Origination of loans held for sale	(53,775)	(80,816)	(129,895)
Change in assets and liabilities
(Increase) decrease in other assets	5,448	4,690	(2,988)
Increase (decrease) in other liabilities	(1,395)	(865)	(953)
Net cash provided by operating activities	14,491	18,347	21,087

Cash flows from investing activities
Proceeds from paydowns of securities available for sale	$43,686	$69,619	$46,259
Proceeds from calls and maturities of securities available for sale	22,685	19,064	20,088
Proceeds from sales of securities available for sale	36,607	112,522	8,854
Purchases of securities available for sale	(109,028)	(162,581)	(104,618)
Purchase of Bank-owned life insurance	—	—	(400)
Net decrease (increase) in loans	84,566	96,249	85,598
(Purchase) disposal of premises and equipment	(276)	132	(484)
Proceeds from sale of OREO	12,217	4,329	2,344
Sale of branches, net of premium received	(12,781)	(11,726)	—
Net cash provided by (used in) investing activities	77,676	127,608	57,641
Cash flows from financing activities
Net increase (decrease) in deposits	$(59,041)	$(104,050)	$5,469
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,848	(37)	(30,081)
Repayment of advances from the Federal Home Loan Bank	(58,001)	(69,202)	(244,024)
Proceeds from advances from the Federal Home Loan Bank	10,000	54,000	190,000
Payments on notes payable	(183)	(173)	(9,030)
Dividends on common stock	—	—	(482)
Dividends on preferred stock	—	—	(1,810)
Net proceeds from preferred stock issued	—	—	32,668
Net cash provided by (used in) financing activities	(105,377)	(119,462)	(57,290)

Net increase (decrease) in cash and cash equivalents	(13,210)	26,493	21,438

Cash and cash equivalents
Beginning of year	82,945	56,452	35,014

End of year	$69,735	$82,945	$56,452

Supplemental disclosures of cash flow information
Cash payments for
Interest	$11,146	$18,405	$24,741
Income taxes paid (refund)	(2,380)	—	1,028
Transfers from loans to other real estate owned	22,950	17,483	6,908

See Accompanying Notes to Consolidated Financial Statements.

56.

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

Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiary after elimination of all significant intercompany accounts and transactions.

Basis of Presentation

For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes

Use of Estimates

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and other collateral, valuation of other real estate owned, other-than-temporary impairment of securities and the ability to realize our deferred tax assets.

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

57.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statement of Income (Loss). The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (“OTTI”) basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Securities for which there is an unrealized loss that is deemed to be OTTI are written down to fair value with the write-down recorded as a realized loss and included in net impairment on securities, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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

Restricted Securities. Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in restricted stock. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities and no impairment has been recorded during 2011, 2010, or 2009.

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

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

The Company analyzes the historical loss data by risk rating categories. A modified migration analysis is used where a one year look back window is utilized for each twelve month period to determine what the risk rating was at the beginning of each period. Historical loss rates are then calculated for three groups of risk rating categories. Qualitative factors utilized take into consideration: a) Levels of and trends in delinquencies and impaired loans; b) Levels of and trends in charge-offs and recoveries; c) Trends in the volume and terms of loans; d) Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; e) Experience, ability, and depth of lending management and other relevant staff; f) Industry conditions, as well as national and local economic trends and conditions; g) Effects of changes in credit concentrations; and h) Levels of and trends in past due and non-performing loans.

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

Management considers the following when assessing the risk in the loan portfolio:

•
Commercial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses. Commercial loans are advances for equipment purchases or to provide working capital or meet other financing needs of business enterprises. These loans may be secured by accounts receivable, inventory, equipment or other business assets. At the time of origination, financial information is obtained from the borrower to evaluate ability to repay the loans and periodically obtained during the life of the loan.

•
Agriculture and Agriculture Real Estate are subject to adverse market conditions including changes in local or foreign demand, weather related reduction in output, impact on storage, distribution or use. Increasing commodity prices leading to higher production costs, distribution or exporting.

60.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

•
Commercial real estate loans and Construction loans are dependent on the industries tied to these loans as well as the local commercial real estate market. The loans are secured by the real estate, and appraisals are obtained to support the loan amount. An evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and periodically updated during the life of the loan.

•
1-4 family residential real estate and home equity loans are affected by the local residential real estate market, the local economy, and, for variable rate mortgages, movement in indices tied to these loans. At the time of origination the Bank evaluates the borrower’s repayment ability through a review of credit scores and debt to income ratios. Appraisals are obtained to support the loan amount.

•
Consumer loans are subject to adverse employment conditions in the local economy which may lead to higher default rates. Decreases in the value of underlying collateral effect the amount collected if a borrower defaults.

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

Concentration of Credit Risk

In the past, most of the Company’s growth and business activity with large dollar credit facilities is with customers located in St. Louis County, Missouri. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the St. Louis County area. Additionally, the Company has a high concentration of real estate development loans, which the Company is still working through.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with noninterest expense in the other expense line on the income (loss) statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

61.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Servicing fee income which is reported on the income (loss) statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Premises and Equipment

Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and land is carried at cost. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains and losses on dispositions are included in gains on sale of other assets in noninterest income on the Consolidated Statement of Income (Loss). Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the Consolidated Statement of Income (Loss).

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

Bank-Owned Life Insurance (“BOLI”)

BOLI represents life insurance policies on the lives of certain current and former Company officers and directors for which the Company is the sole beneficiary. These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The change in cash surrender value and insurance proceeds received are recorded as bank-owned life insurance income on the Consolidated Statement of Income (Loss) in noninterest income. Management performs a monthly analysis to determine the current cash surrender value and adjusts the value accordingly. These policies have an approximate cash surrender value of $31.4 million and $30.4 million at December 31, 2011 and 2010, respectively.

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

The Company is no longer subject to examination by federal taxing authorities for the tax year 2007 and the years prior.

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

The Company has the following classes of preferred stock issued or authorized:

Series A Convertible Preferred Stock: The Company has authorized 2,765 shares of Series A Convertible Preferred Stock. There were 2,762.24 shares of Series A Convertible Preferred Stock issued at December 31, 2011 and 2010. Preferential cumulative cash dividends are payable quarterly at an annual rate of $75.00 per share. Dividends accrue on each share of Series A Preferred Stock from the date of issuance and from day to day thereafter, whether or not earned or declared. The shares of Series A Preferred Stock are convertible into 172,042 common shares. Series A Preferred Stock is not redeemable for cash. Upon dissolution, winding up, or liquidation of the Company, voluntary or otherwise, holders of Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series A Preferred Stock.

64.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 268 shares of Series B Mandatory Redeemable Preferred Stock issued at December 31, 2011 and 2010 respectively, which are shown in other liabilities in accordance with accounting guidance. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company be obligated to redeem such holder’s shares of Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock.

Series C Fixed Rate Cumulative Perpetual Preferred Stock: The Company has authorized 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock with a $1,000 per share liquidation preference, and a warrant to purchase up to 508,320 shares of the Company’s common stock at an exercise price of $9.64 per share. There were 32,668 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock issued at December 31, 2011 and 2010. Dividends accrue on each share of Series C Preferred Stock from the date of issuance. Management is accreting the discount on the preferred stock over a five year life using an effective yield.

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

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. As of December 31, 2011, the Company included unrealized gains or losses on securities available-for-sale in other comprehensive income.

Treasury Stock

Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to surplus.

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

Reclassifications

Certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, have been reclassified to be consistent with the classifications adopted as of and for the year ended December 31, 2011.

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. This guidance has been adopted and did not have a material effect on the Company’s operating results or financial condition.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance will not have a material effect on the Company’s financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. Public Companies: The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company.

66.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Adoption is not expected to have a material effect on the Company’s operating results or financial condition.

Note 2. Business Acquisitions and Divestitures

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

On November 18, 2011, the Company completed the sale of its Champaign branch to Marine Bank headquartered in Springfield, Illinois. Marine Bank assumed approximately $23.5 million in deposits and acquired $10.3 million in loans. The transaction generated a net gain on sale of $1.3 million.

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
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities

The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. government agencies	$2,931	$88	$—	$3,019
States and political subdivisions	17,477	649	(1)	18,125
U.S. government agency residential mortgage-back securities	174,850	2,790	(101)	177,539
Collateralized residential mortgage obligations:
Agency	15,298	229	—	15,527
Private Label	1,485	72	(7)	1,550
Equity securities	2,396	134	—	2,530
Collateralized debt obligations:
Single Issue	2,064	—	—	2,064
Pooled	8,121	53	(1,574)	6,600
Corporate	2,000	—	(118)	1,882
	$226,622	$4,015	$(1,801)	$228,836

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. government agencies	$6,917	$168	$—	$7,085
States and political subdivisions	27,825	531	(8)	28,348
U.S. government agency residential mortgage-back securities	145,907	2,070	(131)	147,846
Collateralized residential mortgage obligations:
Agency	20,543	192	—	20,735
Private Label	4,943	70	(77)	4,936
Equity securities	2,213	41	—	2,254
Collateralized debt obligations:
Single Issue	3,846	3	—	3,849
Pooled	8,593	42	(4,213)	4,422
	$220,787	$3,117	$(4,429)	$219,475
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Years Ended December 31,
	2011	2010	2009
Proceeds from calls and maturities	$22,685	$19,064	$20,088
Proceeds from sales	36,607	112,522	8,854
Realized gains	1,157	2,739	251
Realized losses	—	(38)	—
Net impairment loss recognized in earnings	(499)	(5,021)	(12,606)
Tax benefit (provision) related to net realized gains and losses	(254)	896	4,773

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

68.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$3,813	$3,843
Due after one year through five years	11,092	11,260
Due after five years through ten years	6,658	7,050
Due after ten years	11,030	9,537
U.S. government agency mortgage-backed securities	174,850	177,539
Collateralized mortgage obligations	16,783	17,077
Equity securities	2,396	2,530
	$226,622	$228,836

At December 31, 2011, the Company held callable securities with a fair value and amortized cost of $16.8 million and $18.3 million, respectively. At December 31, 2010, the Company held callable securities with a fair value and amortized cost of $22.0 million and $25.9 million, respectively.

Securities with carrying values of approximately $124.5 million and $154.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies in an amount greater than 10% of stockholders’ equity.
The Company does not have any securities classified as trading or held-to-maturity.

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$524	$(1)	$—	$—	$524	$(1)
U.S. government agency residential mortgage-backed securities	30,895	(101)	—	—	30,895	(101)
Collateralized residential mortgage obligations: Private Label	731	(7)	—	—	731	(7)
Collateralized debt obligations: Pooled	—	—	6,497	(1,574)	6,497	(1,574)
Corporate	1,882	(118)	—	—	1,882	(118)
Total temporarily impaired	$34,032	$(227)	$6,497	$(1,574)	$40,529	$(1,801)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and political subdivisions	$664	$(3)	$350	$(5)	$1,014	$(8)
U.S. government agency residential mortgage-backed securities	17,216	(131)	—	—	17,216	(131)
Collateralized residential mortgage obligations: Private Label	—	—	2,559	(77)	2,559	(77)
Collateralized debt obligations: Pooled	—	—	4,330	(4,213)	4,330	(4,213)
Total temporarily impaired	$17,880	$(134)	$7,239	$(4,295)	$25,119	$(4,429)

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

At December 31, 2011, approximately 91.23% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The Company’s mortgage-backed securities portfolio includes three private labeled collateralized mortgage obligations with a market value of $1.5 million and unrealized gains of $0.1 million at December 31, 2011. The Company monitors to insure it has adequate credit support and has taken other than temporary impairment (“OTTI”) charges in prior years to insure proper credit support. During 2011, no OTTI was realized on the three non-agency CMO instruments and one of the instruments was fully repaid by year-end. For the remaining mortgage-backed securities, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Company’s unrealized losses relate primarily to its investment in pooled trust preferred securities included in collateralized debt obligations (“CDO”). The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our OTTI evaluation model includes the seven CDOs making up this portfolio with an $8.1 million amortized cost, after impairment. These securities were rated high quality (A3 and above) at inception, but at December 31, 2011, these securities were rated as Ca and C, which are defined as highly speculative and/or default, with some recovery; and Ba2, which is one level below investment grade. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers in addition to detailing interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class. For the year ended December 31, 2011, our model indicated OTTI of $0.5 million on three of the seven CDOs, all of which experienced additional defaults or deferrals and/or prepayments during the period in which the OTTI was recognized. Two of these CDOs had all of their remaining book value impaired. These securities remained classified as available for sale at December 31, 2011, and together, the five remaining securities accounted for $1.6 million of the unrealized loss in the other securities category at December 31, 2011.

70.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table below presents a roll forward of the credit losses recognized in earnings for the year ended December 31, 2011 and 2010:

Beginning balance, January 1, 2011	$20,362
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	(264)
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	499
Ending balance, December 31, 2011	$20,597

Beginning balance, January 1, 2010	$15,341
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	5,021

Ending balance, December 31, 2010	$20,362

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	December 31,
	2011	2010

Commercial	$63,982	$87,226
Agricultural & AGRE	39,128	44,289
Construction, land & development	42,008	72,078
Commercial RE	288,068	342,208
1-4 family mortgages	146,767	172,666
Consumer	2,442	3,404
Total loans	$582,395	$721,871
Allowance for loan losses	(21,232)	(31,511)
Loans, net	$561,163	$690,360

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

The following table presents the commercial loan portfolio by internal risk rating:

Dec. 31, 2011	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	AG & AG RE	Land & Development	Owner-occupied	Non-Owner Occupied	Total
1-2	$716	$449	$4,833	$3,649	$3,489	$647	$13,783
3	2,938	7,708	15,649	1,034	8,971	17,168	53,468
4	12,989	13,533	14,323	1,566	68,045	44,665	155,121
5	10,405	5,322	3,517	6,200	20,518	51,580	97,542
6	3,374	3,892	741	5,497	10,868	19,900	44,272
7	1,434	1,222	65	24,062	19,720	22,497	69,000
8	—	—	—	—	—	—	—
Total	$31,856	$32,126	$39,128	$42,008	$131,611	$156,457	$433,186

Dec. 31, 2010	Commercial			Construction	Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	AG & AG RE	Land & Development	Owner-occupied	Non-Owner Occupied	Total
1-2	$2,294	$331	$8,527	$4,700	$8,559	$1,479	$25,890
3	3,935	7,333	10,873	1,237	17,673	23,045	64,096
4	21,225	24,042	16,742	1,500	76,491	61,468	201,468
5	10,483	4,768	3,588	8,720	21,389	42,495	91,443
6	1,217	4,506	42	7,232	3,206	20,821	37,024
7	2,149	4,898	4,517	48,689	25,075	40,507	125,835
8	—	45	—	—	—	—	45
Total	$41,303	$45,923	$44,289	$72,078	$152,393	$189,815	$545,801

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential – 1-4 family
Internal Risk Rating	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2011
Unrated	$83,969	$49,498	$133,467
Special mention	907	904	1,811
Substandard	10,013	1,161	11,174
Doubtful	315	—	315
Total	$95,204	$51,563	$146,767

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

An analysis of activity in the allowance for loan losses follows:

	Commercial	AG & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
December 31, 2011
Beginning Balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511
Charge-offs	(713)	(674)	(10,610)	(9,349)	(1,835)	(97)	(23,278)
Recoveries	49	26	755	305	465	24	1,624
Provision	620	316	2,166	7,003	1,187	83	11,375
Ending Balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232

Total
December 31, 2010
Beginning Balance	$40,909
Charge-offs	(44,409)
Recoveries	411
Provision	34,600
Ending Balance	$31,511

Total
December 31, 2009
Beginning Balance	$15,018
Charge-offs	(26,804)
Recoveries	646
Provision	52,049
Ending Balance	$40,909

Dec. 31, 2011	Commercial	AG & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$715	$—	$2,228	$5,211	$1,591	$5	$9,750
Loans collectively evaluated for impairment	875	5	2,583	6,469	1,499	51	11,482
Total ending allowance balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232

Loan balances:
Loans individually evaluated for impairment	$2,463	$65	$24,062	$36,141	$10,563	$5	$73,299
Loans collectively evaluated for impairment	61,519	39,063	17,946	251,927	136,204	2,437	509,096
Loans with an allowance recorded:	$63,982	$39,128	$42,008	$288,068	$146,767	$2,442	$582,395

73.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Dec. 31, 2010	Commercial	AG & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,175	$328	$8,174	$6,487	$1,500	$—	$17,664
Loans collectively evaluated for impairment	459	9	4,326	7,234	1,773	46	13,847
Total ending allowance balance	$1,634	$337	$12,500	$13,721	$3,273	$46	$31,511

Loan balances:
Loans individually evaluated for impairment	$6,858	$4,516	$48,535	$51,652	$14,602	$1	$126,164
Loans collectively evaluated for impairment	80,368	39,773	23,543	290,556	158,064	3,403	595,707
Loans with an allowance recorded:	$87,226	$44,289	$72,078	$342,208	$172,666	$3,404	$721,871

Troubled Debt Restructurings:

The Company had troubled debt restructurings (“TDRs”) of $7.1 million and $5.3 million as of December 31, 2011 and December 31, 2010, respectively. Specific reserves of $0.95 million and $0.4 million were allocated to TDRs as of December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, nonaccrual TDR loans were $6.0 million, as compared to $5.0 million at December 31, 2010. At December 31, 2011 and December 31, 2010, $1.1 million and $0.3 million of TDRs were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2011.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 16 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve month period ending December 31, 2011:

	For the Twelve Months Ended December 31, 2011

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Reserves

Commercial
Closed End	—	$—	$—	$—
Line of Credit	—	—	—	—
Agricultural & AGRE	—	—	—	—
Construction, land & development	2	72	72	35
CRE – all other
Owner Occupied	2	1,726	1,726	890
Non-Owner Occupied	—	—	—	—
1-4 family residential
Senior lien	3	57	57	23
Junior lien & lines or credit	1	8	8	—
Consumer	—	—	—	—
Total	8	$1,863	$1,863	$948

74.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The troubled debt restructurings described increased the allowance for loan losses by $0.6 million and resulted in no charge offs during the twelve month period ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve month period ending December 31, 2011.

For the Twelve Months Ended December 31, 2011

	Number of Loans	Recorded Investment

Commercial
Closed End	—	$—
Line of Credit	—	—
Agricultural & AGRE	—	—
Construction, land & development	—	—
CRE – all other
Owner Occupied	1	664
Non-Owner Occupied	—	—
1-4 family residential
Senior lien	—	—
Junior lien & lines or credit	—	—
Consumer	—	—
Total	1	$664

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above was modified to become a troubled debt restructure in 2010 and did not default until 2011. This default did not increase the allowance for loan losses and resulted in charge off’s of $0.4 million for the twelve month period ended December 31, 2011.

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

75.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

Dec. 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$28	$28	$—	$53	$1	$1
Line of Credit	45	308	—	550	—	—
Agricultural & AGRE	65	682	—	62	3	3
Construction, land & development	4,453	14,583	—	10,066	58	58
CRE – all other
Owner Occupied	4,738	5,417	—	6,284	44	41
Non-Owner Occupied	7,749	8,656	—	11,933	442	416
1-4 family residential
Senior lien	1,108	1,576	—	2,198	37	37
Junior lien & lines or credit	683	799	—	697	17	16
Consumer	—	—	—	—	—	—
Subtotal	18,869	32,049	—	31,843	602	572
Loans with an allowance recorded:
Commercial
Closed End	$1,213	$1,213	$449	$1,380	$84	$84
Line of Credit	1,177	1,177	266	2,337	25	14
Agricultural & AGRE	—	—	—	1,039	—	—
Construction, land & development	19,609	30,053	2,228	19,749	(26)	(27)
CRE – all other
Owner Occupied	14,851	15,204	3,678	13,152	850	773
Non-owner occupied	8,803	11,142	1,533	11,632	383	353
1-4 family residential
Senior lien	8,396	8,580	1,391	8,062	693	677
Junior lien & lines of credit	375	482	200	386	9	9
Consumer	6	6	5	4	—	—
Subtotal	54,430	67,857	9,750	57,741	2,018	1,883
Total	$73,299	$99,906	$9,750	$89,584	$2,620	$2,455

Commercial	$62,731	$88,462	$8,154	$78,237	$1,864	$1,716
Residential	$10,562	$11,438	$1,591	$11,343	$756	$739
Consumer	$6	$6	$5	$4	$—	$—

76.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Dec. 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$151	$832	$—	$63	$2
Lines of Credit	3,817	4,973	—	1,575	131
Agricultural & AGRE	68	685	—	143	86
Construction, land & development	8,695	23,949	—	8,188	(395)
CRE – all other
Owner Occupied	6,575	6,784	—	4,693	196
Non-Owner Occupied	15,554	19,797	—	11,102	117
1-4 family residential
Senior lien	2,391	2,477	—	2,585	94
Junior lien & lines of credit	447	476	—	484	10
Consumer	1	1	—	—	—
Subtotal	37,699	59,974	—	28,833	241
Loans with an allowance recorded:
Commercial
Closed End	$1,764	$1,764	$1,170	$4,208	$86
Lines of Credit	1,126	1,126	5	20	54
Agricultural & AGRE	4,448	4,448	328	3,849	155
Construction, land & development	39,840	51,001	8,174	40,972	914
CRE – all other
Owner Occupied	15,982	16,889	3,982	14,818	648
Non-Owner Occupied	13,541	17,806	2,505	13,625	(13)
1-4 family residential
Senior lien	11,205	11,334	1,200	11,192	957
Junior lien & lines of credit	559	1,478	300	289	(101)
Consumer	—	—	—	11	—
Subtotal	88,465	105,846	17,664	88,984	2,700
Total	$126,164	$165,820	$17,664	$117,817	$2,941

Commercial	$111,561	$150,054	$16,164	$103,256	$1,981
Residential	$14,602	$15,765	$1,500	$14,550	$960
Consumer	$1	$1	$—	$11	$—

December 31, 2009

Year-end impaired loans for which an allowance has been provided	$129,655
Year-end impaired loans for which no allowance has been provided	35,923

Total impaired loans	$165,578

Allowance for loan loss allocated to impaired loans	$26,717
Average recorded investment in impaired loans	116,260
Interest income recognized from impaired loans	11,376
Cash basis interest income recognized from impaired loans	9,322

Due to the economic conditions facing many of its customers, the Company determined that there were $28.6 million of loans that were classified as impaired but were considered to be performing loans at December 31, 2011 compared to $56.5 million at December 31, 2010.

77.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table represents activity related to loan portfolio aging:

Dec. 31, 2011	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days accruing
Commercial
Closed end	$1,183	$—	$95	$1,278	$30,578	$31,856	$—
Line of credit	—	43	1,222	1,265	30,861	32,126	—
Agricultural & AGRE	—	—	65	65	39,063	39,128	—
CRE – construction, land & develop	—	472	23,738	24,210	17,798	42,008	—
CRE – all other
Owner occupied	2,477	1,357	8,633	12,467	119,144	131,611	—
Non-owner occupied	3,207	3,000	6,572	12,779	143,678	156,457	—
Residential – 1-4 family
Senior lien	2,832	691	3,588	7,111	88,093	95,204	—
Junior lien & lines of credit	738	151	806	1,695	49,868	51,563	—
Consumer	10	—	4	14	2,428	2,442	—
Total	$10,447	$5,714	$44,723	$60,884	$521,511	$582,395	$—
Dec. 31, 2010	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days accruing
Commercial
Closed end	$225	$1	$321	$547	$40,756	$41,303	$—
Line of credit	—	—	4,089	4,089	41,834	45,923	—
Agricultural & AGRE	58	—	89	147	44,142	44,289	—
CRE – construction, land & develop	1,856	2,664	36,355	40,875	31,203	72,078	—
CRE – all other
Owner occupied	633	217	12,361	13,211	139,182	152,393	—
Non-owner occupied	1,194	—	12,765	13,959	175,856	189,815
Residential – 1-4 family
Senior lien	2,111	866	3,143	6,120	108,473	114,593	58
Junior lien & lines of credit	862	300	566	1,728	56,345	58,073	—
Consumer	2	2	—	4	3,400	3,404	—
Total	$6,941	$4,050	$69,689	$80,680	$641,191	$721,871	$58

The following tables represent data for nonperforming loans:

	Year Ended December 31,
	2011	2010
Commercial
Closed end	$95	$321
Line of credit	1,222	4,088
Agricultural & AGRE	65	89
CRE – construction, land & development	23,738	36,355
CRE – all other
Owner occupied	8,633	12,361
Non-owner occupied	6,572	12,765
Residential – 1-4 family
Senior lien	3,588	3,085
Junior lien & lines of credit	806	567
Consumer	4	—
Total	$44,723	$69,631

78.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

December 31,
2009

Loans past due over 90 days still on accrual	$—
Nonaccrual loans	80,121
Trouble Debt Restructuring	743

Total Nonperforming Loans	$80,864

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans made to executive officers, directors, and their affiliates during 2011 were as follows:

Balance at December 31, 2010	$2,665
New loans, extensions, and modification	22
Repayments	(683)
Effect of changes in composition of related parties	(87)
Balance at December 31, 2011	$1,917

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

79.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Pooled Trust Preferred Collateralized Debt Obligations (“CDO”). The assets included in Level 3 are CDOs. Over the past few years, the decline in the level of observable inputs and market activity for trust preferred CDOs by the measurement date was significant and resulted in unreliable external pricing. As such, the Company uses an internal other-than-temporary impairment (“OTTI”) evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of each CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust-preferred securities. Assumptions used in the model include expected future default rates and prepayments.

The Company assumes no recoveries on defaults and treat all interest payment deferrals as defaults. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Each issuer in the tranche was analyzed using the Fitch ratings for the quarter and key financial data so that the issuer in each tranche can be divided between a pool of “performing” companies and “under-performing” companies. A factor is applied to the under-performing company for each quarter to project additional defaults and deferrals to be factored into the cash flow model. Three internal scenarios were developed that had different assumptions regarding the impact of the economic environment on additional defaults and deferrals for the upcoming quarters. On average, the additional deferrals for a specific CDO that were factored in to our calculation were approximately 8% of the performing balance of the instrument across the three scenarios. All of the additional deferrals for the three scenarios are factored in to the cash flow for each tranche. A discount factor to be applied to the London Interbank Offered Rate (“LIBOR”) was developed for each specific tranche and incorporated to arrive at the discount rate for the CDO. The factor applied ranged from 200 basis points to 600 basis points based on the rating of the CDO and its gross-up factor for risk based capital. These rates were applied to calculate the net present value of the cash flows. The results of the three net present value calculations were weighted based on their likelihood of occurring. The scenarios were weighted 35%, 47% and 18%.

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for December 31, 2011 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At December 31, 2011, the Company held five pooled trust preferred CDOs with an amortized cost of $8.1 million. These securities were rated high quality (A3 and above) at inception, but at December 31, 2011, these securities were rated as Ba2 and Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

80.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

The Company performed an analysis including evaluation for OTTI for each of the CDOs. During full-year 2011, our model indicated OTTI on three CDOs, with an aggregate cost basis (after impairment) of $0.4 million. Total impairment for these three CDOs was $0.5 million. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at year-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate. Specific ratings of our CDOs that have incurred OTTI during 2011 are listed below:

		December 31, 2011
Issue	Tranche	Gross Amortized Cost	Fair Value	Gross Unrealized Gains/(Losses)	Ratings as of Dec 31, 2011 Moody’s/S&P	Ratings as of Dec 31, 2010 Moody’s/S&P
PreTSL XIII	B-3	387	174	(213)	Ca / NR	Ca / NR
PreTSL XVI	B	—	—	—	Ca / NR	Ca / NR
PreTSL XXIV	C-2	—	—	—	Ca / NR	Ca / NR
		$387	$174	$(213)

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During full-year 2011, our model indicated no OTTI on any of the CMOs, with an aggregate cost basis of $1.5 million.

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
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

		Quoted Prices in Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
U.S. government agencies	$3,019	$—	$3,019	$—
State and political subdivisions	18,125	—	18,125	—
U.S. government agency residential mortgage-backed securities	177,539	—	177,539	—
Collateralized mortgage obligations:
Agency	15,527	—	15,527
Private Label	1,550	—	—	1,550
Equities	2,530	—	2,530	—
Collateralized debt obligations:
Single Issue	2,064	—	2,064	—
Pooled	6,600	—	—	6,600
Corporate	1,882	—	1,882	—
Available-for-sale securities	$228,836	$—	$220,686	$8,150

		Quoted Prices in Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
U.S. government agencies	$7,085	$—	$7,085	$—
State and political subdivisions	28,348	—	28,348	—
U.S. government agency residential mortgage-backed securities	147,846	—	147,846	—
Collateralized mortgage obligations:
Agency	20,735	—	20,735
Private Label	4,936		—	4,936
Equities	2,254	—	2,254	—
Collateralized debt obligations
Single Issue	3,849	—	3,849	—
Pooled	4,422	—	—	4,422
Available-for-sale securities	$219,475	$—	$210,117	$9,358

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

	Securities Available for Sale
	2011		2010
	CDO’s	CMO’s	CDO’s	CMO’s
Beginning balance, January 1,	$4,422	$4,936	$9,758	$11,166

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	(499)	—	(4,745)	(276)
Capitalized interest/(payments received)	26	(3,461)	—	(6,078)
Discount/(premium) amortization	—	3	123	3
Included in other comprehensive income	2,651	72	(714)	121
Ending Balance, December 31,	$6,600	$1,550	$4,422	$4,936

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

		Quoted Prices in Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans
Commercial
Closed End	$764	$—	$—	$764
Line of Credit	911	—	—	911
Agricultural & AGRE	—	—	—	—
CRE - Construction, land & development	17,381	—	—	17,381
CRE – all other
Owner occupied	11,173	—	—	11,173
Non-owner occupied	7,270	—	—	7,270
1-4 family residential
Senior lien	7,005	—	—	7,005
Junior lien & lines of credit	175	—	—	175
Consumer	1	—	—	1
OREO property
Commercial
Closed End	$—	$—	$—	$—
Line of Credit	—	—	—	—
Agricultural & AGRE	261	—	—	261
CRE - Construction, land & development	3,312	—	—	3,312
CRE – all other
Owner occupied	4,082	—	—	4,082
Non-owner occupied	829	—	—	829
1-4 family residential
Senior lien	285	—	—	285
Junior lien & lines of credit	81	—	—	81
Consumer	—	—	—	—

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

Impaired loans had a carrying amount of $54.4 million with a specific loan loss allocation of $9.7 million in 2011, resulting in an additional provision for loan losses of $9.8 million for the year ended December 31, 2011. In 2010, impaired loans had a carrying amount of $88.5 million with a valuation allowance of $17.7 million, resulting in an additional provision for loan losses of $18.7 million for that period. The majority of our impaired loans are collateralized by real estate.

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

OREO properties measured at fair value, less costs to sell, had a net carrying amount of $8.8 million which is made up of the outstanding balance of $16.6 million, net of a valuation allowance of $7.8 million at December 31, 2011, resulting in a write-down of $6.2 million for the year. This compares to 2010 when OREO properties with a carrying value of $16.9 million were written down to their fair value of $12.8 million, which resulted in a charge to earnings of $4.1 million during the year.

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

84.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 5. Fair Value (Continued)

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$69,735	$69,735	$82,945	$82,945
Securities	228,836	228,836	219,475	219,475
Restricted securities	9,150	N/A	10,470	N/A
Net loans	561,163	540,612	690,360	657,529
Accrued interest receivable	3,123	3,123	3,860	3,860
Financial liabilities
Deposits	848,638	849,141	931,105	935,371
Federal funds purchased and securities sold under agreements to repurchase	18,036	18,036	16,188	16,188
Federal Home Loan Bank advances	23,058	24,604	71,059	73,170
Notes payable	10,440	9,321	10,623	10,796
Subordinated debentures	20,620	14,023	20,620	9,865
Series B mandatory redeemable preferred stock	268	268	268	268
Accrued interest payable	4,041	4,041	3,962	3,962

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

Note 6. Loan Sales and Servicing

Loans held for sale at year end related to our secondary mortgage market activities, located in the “Loans” section of our balance sheet, are as follows:

	December 31,
	2011	2010
Loans held for sale	$1,776	$1,718
Less: Allowance to adjust to lower of cost or fair value	—	—
Loans held for sale	$1,776	$1,718

The following summarizes the secondary mortgage market activities:

	Years Ended December 31,
	2011	2010	2009
Proceeds from sales of mortgage loans	$54,744	$82,394	$132,758

Gain on sales of mortgage loans	$1,027	$1,784	$2,232

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2011	2010
Federal Home Loan Mortgage Corporation	$46,538	$57,906
Federal National Mortgage Association	260,438	271,040
IHDA	—	—
	$306,976	$328,946

85.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 6. Loan Sales and Servicing (Continued)

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $2.5 million and $2.6 million at December 31, 2011 and 2010, respectively.

Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,425	$2,885	$2,890
Originated mortgage servicing rights	277	452	821
Mortgage servicing valuation allowance	(89)	(225)	—
Amortization	(524)	(687)	(826)
Balance at end of year	$2,089	$2,425	$2,885

Management periodically evaluates assets for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $2.3 million and $2.7 million at December 31, 2011 and 2010, respectively. Fair value was determined using discount rates ranging from 9.50% to 15.50% and prepayment speeds ranging from 16.29% to 19.46% depending on the stratification of the specific right in 2011. The discount rates used in 2010 ranged from 9.50% to 17.00% and the prepayment speeds used were between 15.55% and 17.11%.

Estimated amortization expense for each of the next five years is as follows:

2012	$480
2013	470
2014	450
2015	425
2016	410

Note 7. Premises and Equipment

Premises and equipment consisted of:

	December 31,
	2011	2010

Land	$9,015	$9,183
Buildings	19,666	20,419
Furniture and equipment	11,297	22,212
Construction in process	—	25
	39,978	51,839
Less accumulated depreciation	16,224	26,152
	$23,754	$25,687

Depreciation expense on premises and equipment totaled $1.8 million in 2011, $2.4 million in 2010, and $2.6 million in 2009.

During 2011, the Bank completed the sale of a branch. This transaction reduced premises and equipment by $0.4 million and generated a gain on sale of $1.3 million.

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. The Company is accruing the dividends in accordance to GAAP and the terms of the program at December 31, 2011 and 2010, the amounts accrued are $4.6 million and $2.7 million. The Company may, at its option, with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

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

87.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 9. Goodwill and Intangible Assets (Continued)

The change in balance of goodwill during the year is as follows:

	December 31,
	2011	2010

Beginning of year	$—	$15,880
Goodwill impairment	—	(15,880)

End of year	$—	$—

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$9,441	$14,124	$8,412
Missouri charter	581	—	581	—

Total	$14,705	$9,441	$14,705	$8,412

Aggregate amortization expense was $1.0 million, $1.3 million, and $1.5 million for 2011, 2010, and 2009, respectively.

Estimated amortization expense for subsequent years is as follows:

2012	$951
2013	951
2014	951
2015	951
2016	879
Thereafter	—

Note 10. Deposits

Deposit account balances by type are summarized as follows:

	December 31,
	2011	2010
Non-interest-bearing demand deposit	$134,137	$118,667
Savings, NOW, and money market accounts	300,095	304,619
Time deposits of $100 or more	166,633	203,673
Other time deposits	247,773	304,146
	$848,638	$931,105

88.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 10. Deposits (Continued)

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year	Amount

2012	$303,574
2013	63,681
2014	15,748
2015	29,821
2016	1,490
Thereafter	92
$414,406

Time certificates of deposit in denominations of $100 or more mature as follows:

	December 31,
	2011	2010
3 months or less	$34,875	$27,629
Over 3 months through 6 months	28,640	42,794
Over 6 months through 12 months	50,104	41,232
Over 12 months	53,014	92,018
	$166,633	$203,673

At December 31, 2011 and 2010, brokered deposits account for $69.6 million and $71.2 million, respectively, of the totals from the table above and their maturities are as follows:

	December 31,
	2011	2010
3 months or less	$8,453	$—
Over 3 months through 6 months	11,411	—
Over 6 months through 12 months	14,253	1,555
Over 12 months	35,516	69,610
	$69,633	$71,165

Deposits from principal officers, directors and their affiliates at year end 2011 and 2010 were $1.4 million and $1.6 million.

Note 11. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are financing arrangements that generally mature within 90 days. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying value of $18.0 million and $16.2 million at year-end 2011 and 2010. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2011, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2011	2010

Average daily balance during the year	$18,189	$13,484
Average interest rate during the year	0.24%	0.33%
Maximum month-end balance during the year	21,364	16,188
Weighted average interest rate at year-end	0.25%	0.25%

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

Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 0.56% for Trust II and a 6.67% fixed rate for Trust III, respectively, (at a rate of 3.21% and 6.67% at December 31, 2011) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures is fixed for five years and then transitions to a variable rate that is 1.65% over the LIBOR rate. Interest expense on the trust preferred securities was $1.1 million for each of the years ended December 31, 2011, 2010 and 2009. During the third quarter of 2009, the Company began deferring the interest payments on these instruments. All interest is accrued as of December 31, 2011. At December 31, 2011 and 2010, the amounts accrued are $2.7 million and $1.6 million. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

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

Note 13. Borrowed Funds and Debt Obligations

At December 31, 2011 and 2010, $5.0 million and $8.0 million of FHLB advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had $86.1 million collateral credited to the Company by the FHLB. This amount consists of pledged securities of $48.9 million earning us a collateral credit of $46.5 million. Additionally, the Company has pledged $61.2 million of first mortgage loans on improved residential and mixed use farm property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The FHLB credits the Company $39.6 million for these. The Company has no variable rate advances at year-end 2011 and 2010. The advances are at fixed rates ranging from 2.15% to 4.61% at year-end 2011 and 2.15% to 4.90% at year-end 2010.

The scheduled maturities of advances from the FHLB at December 31, 2011 and 2010 are as follows:

	2011		2010
	Average		Average
	Interest		Interest
Year	Rate	Amount	Rate	Amount
2011	—	$—	2.78%	$48,000
2012	2.15%	3,000	2.15	3,000
2013	4.61	58	4.61	59
2014	3.00	15,000	3.00	15,000
2015	—	—	—	—
2016	4.37	5,000	4.37	5,000
Thereafter	—	—	—	—
	3.19%	$23,058	2.91%	$71,059

90.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Borrowed Funds and Debt Obligations (Continued)

Notes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Term note ($250) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95% with a floor of 6.50%. The balance is due at maturity of March 31, 2015; secured by 100% of the stock of Centrue Bank.	250	250

Subordinated debt note ($10,000) from Cole Taylor; interest due quarterly at the 90-day LIBOR plus 2.95%. The balance is due at maturity of March 31, 2015; the debt is unsecured and intended to qualify as tier II capital for regulatory purposes.	10,000	10,000

A note to an individual related to a prior acquisition. The original amount was $2,000. The note was entered into on October 23, 2002 and carries an imputed interest of 5.25%. The note matures on October 24, 2012.	190	373
	$10,440	$10,623

As of December 31, 2011, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements, refer to Note 18.

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement as of December 31, 2010. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum loan loss reserves to total loans of 3.00%. As of December 31, 2011, the Company was in compliance with all covenants, with the exception of the tier 1 leverage ratio, and all payments remain current. A covenant waiver was received from the lender as of December 31, 2011; the loan covenants were revised effective quarter-end March 31, 2012 and each quarter thereafter to maintain the adequately capitalized levels for the Bank and remove the holding company capital requirements.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of December 31, 2011 and December 31, 2010 was $0.2 million and $0.4 million, respectively.

Information concerning borrowed funds is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal Funds Purchased
Year-end balance	$—	$—	$—
Maximum month-end balance during the year	—	—	8,600
Average balance during the year	—	28	1,039
Weighted average interest rate for the year	N/A	0.82%	0.71%
Weighted average interest rate at year end	N/A	N/A	N/A

91.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 13. Borrowed Funds and Debt Obligations (Continued)

	Years Ended December 31,
	2011	2010	2009
Advances from the Federal Home Loan Bank
Maximum month-end balance during the year	$58,059	$86,161	$140,283
Average balance during the year	50,355	77,031	87,547
Weighted average interest rate for the year	2.88%	2.94%	2.62%
Weighted average interest rate at year end	3.19%	2.91%	2.72%
Notes Payable
Maximum month-end balance during the year	$10,623	$10,796	$19,826
Average balance during the year	10,543	10,722	11,740
Weighted average interest rate for the year	3.43%	3.46%	4.04%
Weighted average interest rate at year end	3.50%	2.87%	3.38%

Note 14. Income Taxes

Income tax expense (benefit) consisted of:

	Years Ended December 31,
	2011	2010	2009
Federal
Current	$—	$(2,507)	$(3,839)
Deferred	(5,504)	(9,154)	(13,756)
	(5,504)	(11,661)	(17,595)
State
Current	1	(46)	(1,052)
Deferred	(1,356)	(1,951)	(2,587)
	(1,355)	(1,997)	(3,639)
Change in valuation allowance	5,493	30,318	—
	$(1,366)	$16,660	$(21,234)

The Company’s income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,
	2011	2010	2009
Expected income taxes	$(4,059)	$(16,709)	$(20,166)
Income tax effect of
Change in valuation allowance	5,493	30,318	—
Interest earned on tax-free investments and loans	(291)	(415)	(513)
Nondeductible interest expense incurred to carry tax-free investments and loans	15	34	51
Nondeductible amortization	—	—	—
State income taxes, net of federal tax benefit	(623)	(1,318)	(2,402)
Building donation	—	(91)	(61)
Earnings on Bank-owned life insurance	(333)	(358)	(338)
Nondeductible goodwill impairment	—	5,399	2,225
Stock option expense	21	34	39
Nondeductible meals and health club dues	19	20	31
Intra-period tax allocation	(1,367)	—	—
Impact of state rate change	(224)	—	—
Other	(17)	(254)	(100)
	$(1,366)	$16,660	$(21,234)

92.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For 2011, this resulted in $1,367 of income tax benefit allocated to continuing operations.

The significant components of deferred income tax assets and liabilities consisted of:

	December 31,
	2011	2010
Deferred tax assets
Allowance for loan losses	$8,239	$12,172
Other-than-temporary impairment on securities	8,095	7,865
Deferred compensation, other	123	163
Stock based expense	130	176
Net operating loss carryforwards	19,388	11,480
Securities available for sale	—	508
Deferred tax credits	695	693
OREO valuation allowance	3,020	1,989
Donation carryforward	353	340
Other	228	186
Total deferred tax assets	40,271	35,572
Deferred tax liabilities
Depreciation	$(63)	$(27)
Adjustments arising from acquisitions	(1,467)	(1,577)
Mortgage servicing rights	(810)	(937)
Securities available-for-sale	(859)	—
Federal Home Loan Bank dividend received in stock	(786)	(783)
Deferred loan fees & costs	(378)	(414)
Prepaid expenses	(359)	(361)
Total deferred tax liabilities	(4,722)	(4,099)
Valuation allowance	(35,549)	(31,473)
Net deferred tax assets	$—	$—

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined a full valuation adjustment was necessary as of December 31, 2010. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income. A total of $31.1 million in valuation adjustments was recorded during 2010. A total of $30.3 million of the valuation was recorded in income tax expense and $0.8 million was recorded in other comprehensive income. It was also determined a full valuation allowance was necessary as of December 31, 2011.

93.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 14. Income Taxes (Continued)

At December 31, 2011 and 2010, federal net operating loss carry forwards includes $3.6 million related to the Illinois Community Bancorp Inc. acquisition. The federal NOL carry forward expires in 2020 thru 2024, and can be used at a rate of $0.16 million per year based on Section 382 limitations. For any amounts that cannot be used, a valuation account is created. The valuation allowance of $0.4 million was established since some of the NOL cannot be used before they expire. The rest of the federal NOL carry forward represents losses of $24.4 and $20.1 million generated in 2010 and 2011, respectively, which will begin to expire in 2030. At December 31, 2011, net operating loss carry forwards also includes $11.1, $25.5, and $14.9 million in state of Illinois loss carry forwards generated in 2009, 2010, and 2011, respectively, that have a twelve year carry forward period. New tax laws in Illinois have deferred carry forwards for the years 2011 through 2013; therefore, they will begin to expire after 2024.

The Company does not have any material uncertain tax positions or unrecognized tax benefits for additional disclosure in the consolidated financial statements. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The deferred tax credits represent $0.7 million in Alternative Minimum Tax credit carry forwards generated in 2007 and 2008. These credits can be carried forward indefinitely. In addition, the donation carry forwards of $0.4, $0.5, and $.03 million generated in 2009, 2010, and 2011, respectively, will expire in five years if unused.

During 2011, an immaterial amount of interest and penalties were recorded in the income statement. In 2010 and 2009, the amounts were also immaterial. There were no amounts accrued for interest and penalties at December 31, 2011, 2010 and 2009.

Note 15. Benefit Plans

The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees. Eligible employees may elect to make tax deferred contributions up to annual IRS contribution limits subject to the results of plan testing. In 2011, no Company contributions were made to the plan. Contributions to the 401(k) plan for the years ended December 31, 2010 and 2009 are $0.2 million and $0.4 million.

The Company also entered into certain non-qualified deferred compensation agreements with members of the senior management team and other select individuals deemed to meet the criteria of “top hat” plan participants.

The Company may make discretionary matching contributions with a respect to a portion of the participant’s deferral. Additionally, the Company continues its non-qualified deferred compensation plan for the directors. These agreements, which are subject to the rules of Internal Revenue Code Section 409A, relate to the voluntary deferral of compensation received. The accrued liability as of December 31, 2011 and 2010 was $0.1 million. There was no Company match for the employee deferred compensation plan in 2011 and 2010 and $0.1 million for 2009. During 2011, there were distributions of 15,036 shares for an executive that left the Company and took his deferred compensation balance in shares. During 2010, 5,229 shares were distributed for an executive that left the Company and took his deferred compensation balance in shares. A portion of the benefit is subject to forfeiture if the employee willfully leaves employment or employment is terminated for cause as defined in these agreements.

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

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation (Continued)

The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $0.1 million, $0.1 million and $0.3 million for 2011, 2010 and 2009. The compensation cost that has been charged against income for the restricted stock portion of the 2003 Option Plan was ($0.01) million for 2009. The negative amount for 2009 reflects the adjustment of previously recognized expense due to the forfeiture of the remainder of the restricted stock.

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

There were no options granted in 2011 and 2010. During 2009, options were granted on January 9, March 25, April 22, and May 15.

	2011	2010	2009

Fair value	N/A	N/A	$1.79 - 3.70
Risk-free interest rate	N/A	N/A	1.53 - 2.01%
Expected option life (years)	N/A	N/A	6
Expected stock price volatility	N/A	N/A	68.84- 116.39%
Dividend yield	N/A	N/A	5.71 - 7.31%

A status summary of the option plan for 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at beginning of year	525,969	$16.68
Granted	—	—
Exercised	—	—
Forfeited	(197,531)	17.52

Outstanding at end of year	328,438	$16.17	2.9 years	$—

Vested or expected to vest	326,454	16.19	2.8 years	$—

Exercisable at year end	284,338	$16.67	2.8 years	$—

95.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 16. Share Based Compensation (Continued)

Options outstanding at year-end 2011 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Number	Life	Number	Price

$ 5.24 – $13.00	75,500	4.2 years	49,400	$6.89
$13.88 - $18.63	124,838	2.0 years	110,438	16.43
$19.03 - $23.31	128,100	3.0 years	124,500	20.77

	328,438	2.9 years	284,338	$16.67

Information related to the stock option plan during each year follows:

	2011	2010	2009

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average of fair value of options granted	—	—	2.41

As of December 31, 2011, there was $0.1 million total unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan. This cost is expected to be recognized over a weighted-average period of 0.83 years.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (shares in thousands). The Convertible Preferred Stock is anti-dilutive for all years presented and has not been included in the diluted earnings per share calculation. In addition, options to purchase 464,038 shares, 525,969 shares and 690,769 shares of common stock and 508,320 warrants, 508,320 warrants and 508,320 warrants were outstanding for 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

	2011	2010	2009
Basic earnings (loss) per share
Net income (loss) for common shareholders	$(12,584)	$(67,727)	$(39,889)
Weighted average common shares outstanding	6,051	6,045	6,036

Basic earnings (loss) per common share	$(2.08)	$(11.20)	$(6.61)

Diluted earnings (loss) per share
Weighted average common shares outstanding	6,051	6,045	6,036
Add dilutive effect of assumed exercised stock options	—	—	—
Add dilutive effect of assumed exercised common stock warrants	—	—	—
Weighted average common and dilutive potential shares outstanding	6,051	6,045	6,036

Diluted earnings (loss) per common share	$(2.08)	$(11.20)	$(6.61)

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

As the following table indicates, as of December 31, 2011 and 2010, the Company was above adequately-capitalized minimums for regulatory capital purposes except for 2011 the Tier 1 leverage ratio, which was 3.7%.

For the Bank, there are five levels of capital defined by the regulations: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At December 31, 2011, the Bank was considered “well capitalized” and at December 31, 2010, the Bank was considered “adequately capitalized”. The Bank, like many financial institutions, has historically maintained capital at or above the well-capitalized threshold. In addition, like many financial institutions during the past three years, the Bank has experienced steady declines in its capital levels as credit losses have risen.

					To Be Well
					Capitalized Under
			To Be Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$61,151	9.0%	$54,184	8.0%	N/A	N/A
Centrue Bank	68,637	10.3	53,409	8.0	66,762	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$37,194	5.5	27,092	4.0	N/A	N/A
Centrue Bank	60,133	9.0	26,705	4.0	40,057	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$37,194	3.7	39,768	4.0	N/A	N/A
Centrue Bank	60,133	6.1	39,681	4.0	49,602	5.0

As of December 31, 2010
Total capital (to risk-weighted assets)
Centrue Financial	$76,459	9.4%	$65,422	8.0%	N/A	N/A
Centrue Bank	78,171	9.7	64,535	8.0	80,669	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$57,974	7.1	32,711	4.0	N/A	N/A
Centrue Bank	67,823	8.4	32,268	4.0	48,402	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$57,974	5.1	45,683	4.0	N/A	N/A
Centrue Bank	67,823	6.0	45,544	4.0	56,931	5.0

97.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 18. Regulatory Matters (Continued)

On December 18, 2009, the Bank entered into an Agreement with the Federal Reserve Bank of Chicago (“FRB”) and the Illinois Department of Financial & Professional Regulation (“IDFPR”). The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank has implemented enhancements to its processes to address the matters identified by the FRB and the IDFPR. The Company is in compliance with all the requirements specified in the agreement except for the Capital Plan. Management continues to develop and execute on the capital plan. In the meantime, the Agreement results in the Bank’s ineligibility for certain actions and expedited approvals without the prior written consent and approval of the FRB and the IDFPR. These actions include, among other things, the payment of dividends by the Bank to the Company, the Company cannot pay dividends on its common or preferred shares, payments of interest or principal on subordinated debentures, note payable to Cole Taylor, and Trust Preferred securities, the Company may not increase its debt level and the Company cannot redeem or purchase any shares of its stock.

The Company has incurred net losses of $10.6 million, $65.8 million and $38.1 million during 2011, 2010 and 2009 due to the downturn in the economy. Some of the factors contributing to the losses include, reduced net interest income, loan losses, security OTTI, establishing a deferred tax valuation allowance, and goodwill impairment. The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. Management has sufficient cash at the parent Company and believes regulatory approval will be obtained for the remaining interest payments due in 2012. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations. During the period the Company had its Tier 1 leverage ratio fall to 3.7% which is below the “adequately-capitalized” threshold for that ratio. The Bank was “well-capitalized” at the end of this period. Management is not aware of any further regulatory actions at this time.

98.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 19. Commitments, Contingencies, and Credit Risk

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates, and to conduct lending activities. These instruments principally include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Financial instruments whose contract amounts represent credit risk are as follows:

	Standby				Range of Rates
	Letters	Variable Rate	Fixed Rate	Total	On Fixed Rate
	of Credit	Commitments	Commitments	Commitments	Commitments
Commitments
December 31, 2011	$2,276	$83,336	$24,231	$109,843	3.22% - 18.00%
December 31, 2010	$3,453	$96,528	$22,700	$122,681	3.21% - 18.00%

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

The Company leases certain branch properties under operating leases. Rent expense was $0.3 million each year for 2011, 2010 and 2009. Rent commitments, before considering renewal options that generally are present, were as follows:

2012	$245
2013	252
2014	252
2015	252
2016	252
Thereafter	252
Total	$1,505

99.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 20. Condensed Financial Information - Parent Company Only

The following represents the condensed financial statements of Centrue Financial Corporation, the Parent Company.

Balance Sheets (Parent Company Only)

	December 31,
ASSETS	2011	2010

Cash and cash equivalents	$1,985	$3,035
Securities available for sale	1,803	1,815
Investment in subsidiary	67,848	74,429
Other assets	187	149

	$71,823	$79,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
LIABILITIES	2011	2010

Notes payable	$10,440	$10,623
Mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	7,926	4,996
	39,254	36,507
Stockholders’ equity	32,569	42,921
	$71,823	$79,428

Income (Loss) Statements (Parent Company Only)

	Years Ended December 31,
	2011	2010	2009
Dividends from subsidiary	$—	$—	$2,500
Interest income	97	96	135
Other income	3	3	3
Interest expense	1,484	1,437	1,563
Other expense	559	440	886
Income tax expense (benefit)	(123)	565	(843)
Equity in undistributed earnings (loss) of subsidiary	(8,752)	(63,460)	(39,111)

Net income (loss)	(10,572)	(65,803)	(38,079)
Preferred stock dividends	2,012	1,924	1,810

Net income (loss) for common stockholders	$(12,584)	$(67,727)	$(39,889)

100.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 20. Condensed Financial Information - Parent Company Only (Continued)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(10,572)	$(65,803)	$(38,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Undistributed loss (earnings) of subsidiary	8,752	63,460	39,111
Decrease (increase) in other assets	(38)	873	(2,662)
Increase (decrease) in other liabilities	921	938	1,076
Net cash provided by (used in) operating activities	(937)	(532)	(554)
Cash flows from investing activities
Capital infusion to subsidiary	—	—	(18,500)
Net cash provided by (used in) investing activities	—	—	(18,500)

Cash flows from financing activities
Net increase (decrease) in notes payable	$(183)	$(173)	$(9,030)
Dividend paid on common stock	—	—	(482)
Dividend paid on preferred stock	—	—	(1,810)
Stock option expense	70	111	346
Purchase of preferred stock	—	—	32,668
Net cash provided by (used in) financing activities	(113)	(62)	21,692
Net increase (decrease) in cash and cash equivalents	(1,050)	(594)	2,638
Cash and cash equivalents
Beginning of year	3,035	3,629	991

End of year	$1,985	$3,035	$3,629

Note 21. Other Comprehensive Income

The following other comprehensive income schedule represents the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP.

	Years Ended December 31,
	2011	2010	2009
Change in unrealized gains (losses) on securities available-for-sale	$4,184	$(4,348)	$(5,780)
Other than temporary impairment on securities	499	5,021	12,606
Reclassification adjustment for losses (gains) recognized in income	(1,157)	(2,701)	(251)
Net unrealized gains (losses)	3,526	(2,028)	6,575
Tax expense	1,368	—	2,546
Other comprehensive income (loss)	$2,158	$(2,028)	$4,029

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

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2011
Net interest income (loss)	$7,868	$22,541	$(2,009)	$(464)	$27,936
Other revenue	9,180	1,007	658	1,090	11,935
Other expense	10,851	9,225	179	17,309	37,564
Noncash items
Depreciation	1,057	1	—	783	1,841
Provision for loan losses	1,187	10,188	—	—	11,375
Other intangibles	1,029	—	—	—	1,029
Net allocations	5,568	10,548	1,350	(17,466)	—
Income tax expense (benefit)	108	(1,414)	(60)	—	(1,366)
Segment profit (loss)	(2,752)	(5,000)	(2,820)	—	(10,572)
Goodwill	—	—	—	—	—
Segment assets	165,914	470,095	250,648	81,327	967,984

102.

Centrue Financial Corporation
Part II: Notes To Consolidated Financial Statements
(Table Amounts In Thousands, Except Share Data)

Note 22. Segment Information (Continued)

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2010
Net interest income (loss)	$5,150	$25,331	$2,123	$(2,076)	$30,528
Other revenue	10,207	1,659	(2,320)	1,272	10,818
Other expense	11,238	6,694	208	34,046	52,186
Noncash items
Depreciation	1,466	7	—	972	2,445
Provision for loan losses	866	33,734	—	—	34,600
Other intangibles	1,258	—	—	—	1,258
Net allocations	11,587	20,427	3,808	(35,822)	—
Income tax expense (benefit)	2,280	13,368	1,012	—	16,660
Segment profit (loss)	(13,338)	(47,240)	(5,225)	—	(65,803)
Goodwill	—	—	—	—	—
Segment assets	191,422	576,189	217,977	119,574	1,105,162

	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
2009
Net interest income (loss)	$9,080	$27,972	$5,421	$(3,790)	$38,683
Other revenue	10,073	1,138	(12,355)	1,855	711
Other expense	11,712	3,859	226	26,724	42,521
Noncash items
Depreciation	1,475	7	—	1,118	2,600
Provision for loan losses	615	51,434	—	—	52,049
Other intangibles	1,537	—	—	—	1,537
Net allocations	11,990	14,755	3,031	(29,776)	—
Income tax expense	(2,729)	(15,632)	(2,873)	—	(21,234)
Segment profit (loss)	(5,448)	(25,313)	(7,318)	—	(38,079)
Goodwill	7,784	8,096	—	—	15,880
Segment assets	223,418	693,121	277,422	118,723	1,312,684

Note 23. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Three Months Ended				Three Months Ended
	Dec. 31	Sep. 304	Jun. 30 1	Mar. 31 1	Dec. 31 3	Sep. 30 2	Jun. 30 1	Mar. 31 1

Total interest income	$8,957	$9,542	$10,138	$10,524	$11,368	$11,508	$12,682	$13,286
Total interest expense	2,339	2,665	2,947	3,274	3,636	4,369	4,995	5,316
Net interest income	6,618	6,877	7,191	7,250	7,732	7,139	7,687	7,970

Provision for loan losses	1,475	2,400	3,250	4,250	10,450	7,250	7,550	9,350
Noninterest income	4,561	2,566	2,684	2,124	3,263	3,427	2,806	1,322
Noninterest expense	9,660	12,397	9,577	8,800	26,514	9,279	9,610	10,486
Income (loss) before income taxes	44	(5,354)	(2,952)	(3,676)	(25,969)	(5,963)	(6,667)	(10,544)
Income tax expense (benefit)	(14)	(606)	(528)	(218)	13,246	10,440	(2,742)	(4,284)
Net income (loss)	58	(4,748)	(2,424)	(3,458)	(39,215)	(16,403)	(3,925)	(6,260)
Preferred stock dividend	512	505	501	494	489	484	478	473
Net income (loss) for common stockholders	$(454)	$(5,253)	$(2,925)	$(3,952)	$(39,704)	$(16,887)	$(4,403)	$(6,733)
Basic earnings (loss) per share	$(0.08)	$(0.87)	$(0.48)	$(0.65)	$(6.56)	$(2.79)	$(0.73)	$(1.11)
Diluted earnings (loss) per share	$(0.08)	$(0.87)	$(0.48)	$(0.65)	$(6.56)	$(2.79)	$(0.73)	$(1.11)

(1)	Quarterly results impacted by OTTI impairment on CDO securities.
(2)	Quarterly results impacted by higher provision levels, OTTI impairment on CDO securities and deferred tax valuation adjustments.
(3)	Quarterly results impacted by OTTI impairment on CDO securities, goodwill impairment and deferred tax valuation adjustments
(4)	Quarterly results impacted by valuation adjustment on OREO

103.

Centrue Financial Corporation
Part II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting. The audit report of Crowe Horwath LLP appears on page 51.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

104.

Centrue Financial Corporation
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information beginning on page 2 of the Company’s 2012 Proxy Statement under the caption “Election of Directors”, on page 11 of the 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance,” on page 23 under the caption “Audit Committee Financial Expert” and on page 7 under the caption “Code of Ethics” is incorporated herein by reference. The Company’s executive officers are identified under the caption “Executive Officers” contained in Part I of this report.

The Audit Committee of the Company’s board of directors is an “audit committee” for purposes of section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Mark L. Smith, Chair, Randall E. Ganim and Scott C. Sullivan.

Item 11.	Executive Compensation

The information beginning on page 8 under the caption “Compensation of Directors” and pages 12 through 21 of the 2012 Proxy Statement under the caption “Executive Compensation Summary,” are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information on pages 10 and 11 of the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table summarizes information about our equity compensations plans by type as of December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders (1)	328,438	$16.1659	66,000
Total	328,438	$16.1659	66,000

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

The information on page 21 of the 2012 Proxy Statement under the caption “Transactions with Management” and on page 2 under the caption “Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information on page 21 of the 2012 Proxy Statement under the caption “Accountant Fees” is incorporated herein by reference.

105.

Centrue Financial Corporation
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Index to Financial Statements

The index to Financial Statements is contained in Item 8, appearing on page 50 of this Form 10-K.

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

106.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Principal Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2012

/s/ Walter E. Breipohl	/s/ John A. Shinkle
Walter E. Breipohl	John A. Shinkle
Director	Director

/s/ Randall E. Ganim	/s/ Mark L. Smith
Randall E. Ganim	Mark L. Smith
Director	Director

/s/ Dennis J. McDonnell	/s/ Kurt R. Stevenson
Dennis J. McDonnell	Kurt R. Stevenson
Director	Director

/s/ Richard C. Peterson	/s/ Scott C. Sullivan
Richard C. Peterson	Scott C. Sullivan
Director	Director

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

10.2.i
Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated December 19, 2008 [incorporated by reference from Exhibit 10.2.i to Annual Report on Form 10-K for the year ended December 31, 2010].

10.2.ii
Second Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated February 23, 2009 [incorporated by reference from Exhibit 10.2.i to Annual Report on Form 10-K for the year ended December 31, 2010].

10.2.iii
Third Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated March 31, 2009 [incorporated by reference from Exhibit 10.2.i to Annual Report on Form 10-K for the year ended December 31, 2010].

10.2.iv
Fourth Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated June 16, 2010 [incorporated by reference from Exhibit 10.2.i to Annual Report on Form 10-K for the year ended December 31, 2010].

10.2.v
Fifth Amendment to Loan Agreement between the Company and Cole Taylor Bank as assignee of Bank of America dated November 16, 2010 [incorporated by reference from Exhibit 10.2.i to Annual Report on Form 10-K for the year ended December 31, 2010].

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

10.32	Form of Waiver of Senior Executive Officers [incorporated by reference from Form 8-K filed on January 14, 2009].

10.33	Form of Omnibus Amendment Agreement [incorporated by reference from Form 8-K filed on January 14, 2009].

10.34	2010 Amendment to Employment Agreement (Everett J. Solon) [incorporated by reference from Form 8-K filed on January 28, 2010].

14.1	Code of Ethics [incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2009].

21.1	Subsidiaries of Centrue Financial Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Kurt R. Stevenson, the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Daniel R. Kadolph, the Company’s Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

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