Form 10-Q
period 2012-03-31
CENTRUE FINANCIAL CORP
filed 2012-05-15
CIK 1019650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 15, 2012
Common Stock, Par Value $1.00	6,063,441

Centrue Financial Corporation

Form 10-Q Index

March 31, 2012

Centrue Financial Corporation

Part I Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

March 31, 2012 and December 31, 2011 (In Thousands, Except Share Data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$62,544	$69,735
Securities available-for-sale	246,361	228,836
Restricted securities	7,467	9,150
Loans	563,732	582,395
Allowance for loan losses	(20,338)	(21,232)
Net loans	543,394	561,163
Bank-owned life insurance	31,655	31,412
Mortgage servicing rights	2,031	2,089
Premises and equipment, net	23,370	23,754
Other intangible assets, net	5,027	5,264
Other real estate owned	33,501	29,667
Other assets	6,453	6,914

Total assets	$961,803	$967,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$132,163	$134,137
Interest-bearing	711,242	714,501
Total deposits	843,405	848,638
Federal funds purchased and securities sold under agreements to repurchase	16,226	18,036
Federal Home Loan Bank advances	23,057	23,058
Notes payable	10,440	10,440
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	15,029	14,355
Total liabilities	929,045	935,415

Commitments and contingent liabilities	—	—

Stockholders' equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,584	31,429
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at March 31, 2012 and December 31, 2011	7,454	7,454
Surplus	74,561	74,558
Accumulated deficit	(61,236)	(60,064)
Accumulated other comprehensive income	1,772	569
	54,635	54,446
Treasury stock, at cost, 1,390,114 shares at March 31, 2012 and
December 31, 2011	(21,877)	(21,877)
Total stockholders' equity	32,758	32,569

Total liabilities and stockholders' equity	$961,803	$967,984

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011

Interest income
Loans	$7,037	$9,281
Securities
Taxable	830	997
Exempt from federal income taxes	126	215
Federal funds sold and other	39	31
Total interest income	8,032	10,524

Interest expense
Deposits	1,399	2,487
Federal funds purchased and securities sold under agreements to repurchase	11	11
Federal Home Loan Bank advances	186	412
Series B mandatory redeemable preferred stock	4	4
Subordinated debentures	293	270
Notes payable	96	90
Total interest expense	1,989	3,274

Net interest income	6,043	7,250
Provision for loan losses	1,350	4,250
Net interest income after provision for loan losses	4,693	3,000

Noninterest income
Service charges	1,049	1,062
Mortgage banking income	487	407
Electronic banking services	532	527
Bank-owned life insurance	243	249
Securities gains	16	—
Total other-than-temporary impairment losses	—	(393)
Portion of loss recognized in other comprehensive income (before taxes)	—	1
Net impairment on securities	—	(392)
Gain on sale of OREO	191	44
Gain on sale of other assets	—	63
Other income	534	164
	3,052	2,124

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
Noninterest expense
Salaries and employee benefits	3,702	3,633
Occupancy, net	664	720
Furniture and equipment	384	439
Marketing	75	60
Supplies and printing	68	64
Telephone	175	204
Data processing	307	364
FDIC insurance	518	850
Loan processing and collection costs	536	591
OREO valuation adjustment	133	200
Amortization of intangible assets	237	276
Other expenses	1,446	1,399
	8,245	8,800

Income (loss) before income taxes	$(500)	$(3,676)
Income tax expense (benefit)	—	(218)
Net income (loss)	$(500)	$(3,458)

Preferred stock dividends	517	494
Net income (loss) for common stockholders	$(1,017)	$(3,952)

Basic earnings (loss) per common share	$(0.17)	$(0.65)
Diluted earnings (loss) per common share	$(0.17)	$(0.65)

Total comprehensive income (loss):
Net income (loss)	$(500)	$(3,458)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	—	(123)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	1,219	984
Reclassification adjustment:
Net impairment loss recognized in earnings	—	392
(Gains) recognized in earnings	(16)	—
Net unrealized gains (loss)	1,203	1,253
Tax expense (benefit)	—	485
Other comprehensive income (loss)	1,203	768
Total comprehensive income (loss)	$703	$(2,690)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Three Months Ended March 31, 2012 and 2011 (In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(500)	$(3,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	430	479
Amortization of intangible assets	237	276
Amortization of mortgage servicing rights, net	153	107
Amortization of bond premiums, net	727	642
Income tax valuation adjustment	94	1,141
Share based compensation	3	29
Provision for loan losses	1,350	4,250
Provision for deferred income taxes	(94)	(1,141)
Earnings on bank-owned life insurance	(243)	(249)
Other than temporary impairment, securities	—	392
OREO valuation allowance	133	200
Securities sale (gains), net	(16)	—
(Gain) on sale of other assets, net	—	(63)
(Gain)on sale of OREO	(191)	(44)
(Gain) on sale of loans	(417)	(266)
Proceeds from sales of loans held for sale	17,381	12,172
Origination of loans held for sale	(16,368)	(11,931)
Change in assets and liabilities
(Increase) decrease in other assets	327	1,395
Increase (decrease) in other liabilities	155	(294)
Net cash provided by operating activities	3,161	3,637
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	12,868	12,538
Proceeds from calls and maturities of securities available for sale	1,270	4,660
Proceeds from sales of securities available for sale	942	—
Purchases of securities available for sale	(32,095)	(32,240)
Redemption of Federal Home Loan Bank stock	1,593	—
Redemption of Federal Reserve Bank stock	110	322
Purchase of Federal Reserve Bank stock	(20)	—
Net decrease (increase) in loans	10,409	209
(Purchase) disposal of premises and equipment	(46)	(59)
Proceeds from sale of OREO	1,661	1,312
Net cash from investing activities	(3,308)	(13,258)

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Three Months Ended March 31, 2012 and 2011 (In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in deposits	(5,233)	(8,622)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,810)	(257)
Repayment of advances from the Federal Home Loan Bank	(1)	(20,000)
Net cash used in financing activities	(7,044)	(28,879)
Net increase (decrease) in cash and cash equivalents	(7,191)	(38,500)
Cash and cash equivalents
Beginning of period	69,735	82,945
End of period	$62,544	$44,445
Supplemental disclosures of cash flow information
Cash payments for
Interest	$1,896	$3,254
Income taxes	10	—
Transfers from loans to other real estate owned	5,414	4,486

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2011 amounts have been reclassified to conform to the 2012 presentation. The annualized results of operations during the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

Note 2. Earnings Per Share

Basic earnings per share for the three months ended March 31, 2012 and 2011 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

6.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share (Continued)

	Three Months Ended
	March 31,
	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) for common stockholders	$(1,017)	$(3,952)
Weighted average common shares outstanding	6,063	6,048

Basic earnings (loss) per common share	$(0.17)	$(0.65)

Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding	6,063	6,048
Add: dilutive effect of assumed exercised stock options	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—
Weighted average common and dilutive potential shares outstanding	6,063	6,048

Diluted earnings (loss) per common share	$(0.17)	$(0.65)

There were 280,927 options and 508,320 warrants outstanding for the three months ended March 31, 2012 and 496,738 options and 508,320 warrants outstanding for the three months ended March 31, 2011 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s securities portfolio is to assist with liquidity and interest rate risk management. The fair value of securities classified as available-for-sale was $246.4 million at March 31, 2012 compared to $228.8 million at December 31, 2011. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $7.5 million at March 31, 2012 compared to $9.2 million at December 31, 2011. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011:

	March 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$15,505	$72	$(84)	$15,517
States and political subdivisions	17,924	656	—	17,268
U.S. government agency residential mortgage-backed securities	170,641	3,394	(61)	167,308
Collateralized residential mortgage obligations:
Agency	27,161	221	(55)	26,995
Private label	1,433	124	(10)	1,319
Equity securities	2,583	171	—	2,412
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	7,084	627	(1,604)	8,061
Corporate	1,966	—	(34)	2,000

	$246,361	$5,265	$(1,848)	$242,944

7.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,019	$88	$—	$2,931
States and political subdivisions	18,125	649	(1)	17,477
U.S. government agency residential mortgage-backed securities	177,539	2,790	(101)	174,850
Collateralized residential mortgage obligations:
Agency	15,527	229	—	15,298
Private label	1,550	72	(7)	1,485
Equity securities	2,530	134	—	2,396
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	6,600	53	(1,574)	8,121
Corporate	1,882	—	(118)	2,000

	$228,836	$4,015	$(1,801)	$226,622

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended
	March 31,
	2012	2011
Proceeds from calls and maturities	$1,270	$4,660
Proceeds from sales	942	—
Realized gains	16	—
Realized losses	—	—
Net impairment loss recognized in earnings	—	(392)
Tax benefit (provision) related to net realized gains and losses	(6)	151

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agencies	12,761	(84)	—	—	12,761	(84)
U.S. government agency residential mortgage-backed securities	14,260	(61)	—	—	14,260	(61)
Collateralized residential mortgage obligations:
Agency	12,965	(55)	—	—	12,965	(55)
Private label	608	(10)	—	—	608	(10)
Collateralized debt obligations: pooled	—	—	3,593	(1,604)	3,593	(1,604)
Corporate	1,966	(34)	—	—	1,966	(34)

Total temporarily impaired	$42,560	$(244)	$3,593	$(1,604)	$46,153	$(1,848)

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

The fair values of securities classified as available-for-sale at March 31, 2012, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized
	Cost	Fair Value
Due in one year or less	$3,044	$3,060
Due after one year through five years	24,743	24,974
Due after five years through ten years	6,370	6,711
Due after ten years	10,753	9,798
U.S. government agency residential mortgage-backed securities	167,308	170,641
Collateralized residential mortgage obligations	28,314	28,594
Equity securities	2,412	2,583
	$242,944	$246,361

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$20,597	$20,362
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reduction for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	392

Ending balance, March 31,	$20,597	$20,754

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

9.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	March 31,	December 31,
	2012	2011

Commercial	$61,872	$63,982
Agricultural & AGRE	33,800	39,128
Construction, land & development	37,082	42,008
Commercial RE	290,284	288,068
1-4 family mortgages	138,394	146,767
Consumer	2,300	2,442
Total loans	$563,732	$582,395
Allowance for loan losses	(20,338)	(21,232)
Loans, net	$543,394	$561,163

There were $1.2 million and $1.8 million of loans held for sale at March 31, 2012 and December 31, 2011, respectively.

The credit quality indicator utilized by the Company to internally analyze the loan portfolio is the internal risk rating. Internal risk ratings of 0 to 5 are considered pass credits, a risk rating of a 6 is special mention, a risk rating of a 7 is substandard, and a risk rating of an 8 is doubtful. Loans classified as pass credits have no identified material weaknesses and are performing as agreed. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the commercial loan portfolio by internal risk rating:

Mar. 31, 2012	Commercial				Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Construction Land & Development	Owner- Occupied	Non-Owner Occupied	Total
1-2	$800	$660	$3,922	$3,569	$8,587	$640	$18,178
3	2,730	6,442	12,838	1,023	8,780	15,515	47,328
4	11,847	14,543	13,577	1,442	68,768	48,748	158,925
5	10,082	5,039	2,597	4,878	20,963	49,995	93,554
6	2,898	3,931	741	6,027	13,057	19,107	45,761
7	1,681	1,219	125	20,143	15,553	20,571	59,292
8	—	—	—	—	—	—	—
Total	$30,038	$31,834	$33,800	$37,082	$135,708	$154,576	$423,038

10.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Dec. 31, 2011	Commercial				Commercial Real Estate
Internal Risk Rating	Closed end	Lines of Credit	Agriculture & AG RE	Construction Land & Development	Owner- Occupied	Non-Owner Occupied	Total
1-2	$716	$449	$4,833	$3,649	$3,489	$647	$13,783
3	2,938	7,708	15,649	1,034	8,971	17,168	53,468
4	12,989	13,533	14,323	1,566	68,045	44,665	155,121
5	10,405	5,322	3,517	6,200	20,518	51,580	97,542
6	3,374	3,892	741	5,497	10,868	19,900	44,272
7	1,434	1,222	65	24,062	19,720	22,497	69,000
8	—	—	—	—	—	—	—
Total	$31,856	$32,126	$39,128	$42,008	$131,611	$156,457	$433,186

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Mar. 31, 2012
Unrated	$78,795	$47,103	$125,898
Special mention	1,604	830	2,434
Substandard	8,854	893	9,747
Doubtful	315	—	315
Total	$89,568	$48,826	$138,394

	Residential – 1-4 family
	Senior Lien	JR Lien & Lines of Credit	Total
Dec. 31, 2011
Unrated	$83,969	$49,498	$133,467
Special mention	907	904	1,811
Substandard	10,013	1,161	11,174
Doubtful	315	—	315
Total	$95,204	$51,563	$146,767

An analysis of the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 follows:

	Commercial	Agriculture & AGRE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2012
Beginning Balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232
Charge-offs	—	(25)	(52)	(2,150)	(403)	(5)	(2,635)
Recoveries	—	17	284	87	3	—	391
Provision	(87)	11	(388)	1,582	239	(7)	1,350
Ending Balance	$1,503	$8	$4,655	$11,199	$2,929	$44	$20,338

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

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011:

Mar. 31, 2012	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$674	$8	$3,172	$6,044	$1,686	$—	$11,584
Loans collectively evaluated for impairment	829	—	1,483	5,155	1,243	44	8,754
Total ending allowance balance	$1,503	$8	$4,655	$11,199	$2,929	$44	$20,338

Loan balances:
Loans individually evaluated for impairment	$2,712	$125	$20,143	$32,742	$9,948	$1	$65,671
Loans collectively evaluated for impairment	59,160	33,675	16,939	257,542	128,446	2,299	498,061
Loans with an allowance recorded:	$61,872	$33,800	$37,082	$290,284	$138,394	$2,300	$563,732

Dec. 31, 2011	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$715	$—	$2,228	$5,211	$1,591	$5	$9,750
Loans collectively evaluated for impairment	875	5	2,583	6,469	1,499	51	11,482
Total ending allowance balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232

Loan balances:
Loans individually evaluated for impairment	$2,463	$65	$24,062	$36,141	$10,563	$5	$73,299
Loans collectively evaluated for impairment	61,519	39,063	17,946	251,927	136,204	2,437	509,096
Loans with an allowance recorded:	$63,982	$39,128	$42,008	$288,068	$146,767	$2,442	$582,395

12.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Troubled Debt Restructurings:

The Company had troubled debt restructurings (“TDRs”) of $6.4 million and $7.1 million as of March 31, 2012 and December 31, 2011, respectively. Specific reserves of $1.3 million and $0.95 million were allocated to TDRs as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, nonaccrual TDR loans were $5.3 million, as compared to $6.0 million at December 31, 2011. March 31, 2012 and December 31, 2011, $1.1 million of TDRs were on accrual status. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of March 31, 2012.

During the period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 16 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

For the Three Months Ended March 31, 2012

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Provision

Commercial
Closed End	—	$—	$—	$—
Line of Credit	—	—	—	—
Agricultural & AGRE	—	—	—	—
Construction, land & development	—	—	—	—
CRE – all other
Owner Occupied	—	—	—	—
Non-Owner Occupied	1	892	892	585
1-4 family residential
Senior lien	—	—	—	—
Junior lien & lines or credit	—	—	—	—
Consumer	—	—	—	—
Total	1	$892	$892	$585

The troubled debt restructurings described above increased the allowance for loan losses by $0.6 million and resulted in no charge offs during the three month period ending March 31, 2012.

13.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2011:

For the Three Months Ended March 31, 2011

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Provision

Commercial
Closed End	—	$—	$—	$—
Line of Credit	—	—	—	—
Agricultural & AGRE	—	—	—	—
Construction, land & development	1	45	45	—
CRE – all other
Owner Occupied	—	—	—	—
Non-Owner Occupied	—	—	—	—
1-4 family residential
Senior lien	—	—	—	—
Junior lien & lines or credit	—	—	—	—
Consumer	—	—	—	—
Total	1	$45	$45	$—

The troubled debt restructurings described did not increase the allowance for loan losses and resulted in no charge offs during the three month period ending March 31, 2011.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ending March 31, 2012.

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

14.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment		Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$9	$23	$—	$32		$—	$—
Line of Credit	—	—	—	369		—	—
Agricultural & AGRE	65	682	—	65		—	—
Construction, land & development	3,374	7,245	—	6,861	(8)		(8)
CRE – all other
Owner Occupied	4,611	5,290	—	5,437	(2)		(2)
Non-Owner Occupied	4,880	4,880	—	10,266		77	50
1-4 family residential
Senior lien	1,487	1,776	—	1,824		5	3
Junior lien & lines or credit	267	372	—	642		2	2
Consumer	—	—	—	—		—	—
Subtotal	14,693	20,268	—	25,496		74	45

Loans with an allowance recorded:
Commercial
Closed End	$1,484	$1,575	$673	$1,630		$17	$12
Line of Credit	1,219	1,482	1	1,727		—	(10)
Agricultural & AGRE	60	60	8	20		1	—
CRE - Construction, land & development	16,769	27,637	3,172	18,933		6	4
CRE – all other
Owner Occupied	10,813	11,166	2,331	13,319		145	89
Non-owner occupied	12,438	14,378	3,713	11,232		69	40
1-4 family residential
Senior lien	7,670	8,138	1,378	7,693		112	95
Junior lien & lines of credit	524	671	308	468		3	3
Consumer	1	1	—	4		—	—
Subtotal	50,978	65,108	11,584	55,026		353	233
Total	$65,671	$85,376	$11,584	$80,522		$427	$278

Commercial	$55,723	$74,418	$9,898	$69,891		$305	$175
Residential	$9,947	$10,957	$1,686	$10,627		$122	$103
Consumer	$1	$1	$—	$4		$—	$—

15.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed End	$28	$28	$—	$53	$1	$1
Line of Credit	45	308	—	550	—	—
Agricultural & AGRE	65	682	—	62	3	3
Construction, land & development	4,453	14,583	—	10,066	58	58
CRE – all other
Owner Occupied	4,738	5,417	—	6,284	44	41
Non-Owner Occupied	7,749	8,656	—	11,933	442	416
1-4 family residential
Senior lien	1,108	1,576	—	2,198	37	37
Junior lien & lines or credit	683	799	—	697	17	16
Consumer	—	—	—	—	—	—
Subtotal	18,869	32,049	—	31,843	602	572

Loans with an allowance recorded:
Commercial
Closed End	$1,213	$1,213	$449	$1,380	$84	$84
Line of Credit	1,177	1,177	266	2,337	25	14
Agricultural & AGRE	—	—	—	1,039	—	—
CRE - Construction, land & development	19,609	30,053	2,228	19,749	(26)	(27)
CRE – all other
Owner Occupied	14,851	15,204	3,678	13,152	850	773
Non-owner occupied	8,803	11,142	1,533	11,632	383	353
1-4 family residential
Senior lien	8,396	8,580	1,391	8,062	693	677
Junior lien & lines of credit	375	482	200	386	9	9
Consumer	6	6	5	4	—	—
Subtotal	54,430	67,857	9,750	57,741	2,018	1,883
Total	$73,299	$99,906	$9,750	$89,584	$2,620	$2,455

Commercial	$62,731	$88,462	$8,154	$78,237	$1,864	$1,716
Residential	$10,562	$11,438	$1,591	$11,343	$756	$739
Consumer	$6	$6	$5	$4	$—	$—

Due to the economic conditions facing many of its customers, the Company determined that there were $22.8 million and $28.6 million of loans that were classified as impaired but were considered to be performing loans at March 31, 2012 and December 31, 2011, respectively.

16.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent activity related to loan portfolio aging:

March 31, 2012	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$171	$43	$484	$698	$29,340	$30,038	$—
Line of credit	65	—	1,219	1,284	30,550	31,834	—
Agricultural & AGRE	100	—	65	165	33,635	33,800	—
CRE – construction, land & develop	24	—	19,693	19,717	17,365	37,082	—
CRE – all other
Owner occupied	1,236	207	6,922	8,365	127,343	135,708	—
Non-owner occupied	280	—	9,925	10,205	144,371	154,576	—
Residential – 1-4 family
Senior lien	2,559	—	3,961	6,520	83,048	89,568	—
Junior lien & lines of credit	601	72	578	1,251	47,575	48,826	—
Consumer	4	—	—	4	2,296	2,300	—
Total	$5,040	$322	$42,847	$48,209	$515,523	$563,732	$—

December 31, 2011	30 – 59 days past due	60 -89 days past due	90 days past due or nonaccrual	Total Past Due	Current	Total Loans	Recorded Investment 90 days Accruing
Commercial
Closed end	$1,183	$—	$95	$1,278	$30,578	$31,856	$—
Line of credit	—	43	1,222	1,265	30,861	32,126	—
Agricultural & AGRE	—	—	65	65	39,063	39,128	—
CRE – construction, land & develop	—	472	23,738	24,210	17,798	42,008	—
CRE – all other
Owner occupied	2,477	1,357	8,633	12,467	119,144	131,611	—
Non-owner occupied	3,207	3,000	6,572	12,779	143,678	156,457
Residential – 1-4 family
Senior lien	2,832	691	3,588	7,111	88,093	95,204	—
Junior lien & lines of credit	738	151	806	1,695	49,868	51,563	—
Consumer	10	—	4	14	2,428	2,442	—
Total	$10,447	$5,714	$44,723	$60,884	$521,511	$582,395	$—

The following table represents data for nonperforming loans:

	For the period ended
	March 31,	December 31,
	2012	2011
Commercial
Closed end	$484	$95
Line of credit	1,219	1,222
Agricultural & AGRE	65	65
CRE – construction, land & development	19,693	23,738
CRE – all other
Owner occupied	6,922	8,633
Non-owner occupied	9,925	6,572
Residential – 1-4 family
Senior lien	3,961	3,588
Junior lien & lines of credit	578	806
Consumer	—	4
Total	$42,847	$44,723

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

A summary of the status of the option plans as of March 31, 2012, and changes during the period ended on those dates is presented below:

	March 31, 2012
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at January 1, 2012	328,438	$16.17
Granted	—	—
Exercised	—	—
Forfeited	(47,511)	16.25

Outstanding at end of period	280,927	$16.15	3.0 years	$—
Vested or expected to vest	279,730	$16.17	3.0 years	$—
Options exercisable at period end	254,327	$16.55	2.9 years	$—

Options outstanding at March 31, 2012 and December 31, 2011 were as follows:

	Outstanding		Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
		Contractual		Exercise
Range of Exercise Prices	Number	Life	Number	Price
March 31, 2012:

$ 5.24 - $ 13.00	73,500	3.9 years	56,100	$7.18
13.88 - 18.63	92,327	2.3 years	85,127	17.25
19.03 - 23.31	115,100	2.9 years	113,100	20.67

	280,927	3.0 years	254,327	$16.55

December 31, 2011:

$ 5.24 - $ 13.00	75,500	4.2 years	49,400	$6.89
13.88 - 18.63	124,838	2.0 years	110,438	16.43
19.03 - 23.31	128,100	3.0 years	124,500	20.77

	328,438	2.9 years	284,338	$16.67

There were no options exercised for the periods ended March 31, 2012 and 2011. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.003 million and $0.03 million for the three months ended March 31, 2012 and 2011, respectively.

There were no stock options granted during the 2012 and 2011 periods.

18.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2012 and beyond is estimated as follows:

Amount
April, 2012 – December, 2012	$30
2013	18
2014	—

Total	$48

Note 6. Contingent Liabilities and Other Matters

Neither the Company nor its subsidiary is involved in any pending legal proceedings other than routine legal proceedings occurring in the normal course of business, which, in the opinion of management, in the aggregate, are not material to the Company’s consolidated financial condition.

Note 7. Segment Information

The Company’s segment information provided below focuses on its three primary lines of business (Segment(s)): Retail Banking, Commercial Banking and Treasury. The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray each Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues, expenses, assets and liabilities, includes an allocation of shared support function expenses and corporate overhead. All Segments also include funds transfer adjustments to appropriately reflect the cost of funds on loans made, funding credits on deposits generated, and the cost of maintaining adequate liquidity. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of our financial statements from the December 31, 2011 10-K.

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

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 7. Segment Information (Continued)

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Information reported internally for performance assessment follows:

	Three Months Ended
	March 31, 2012
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,878	$4,778	$(490)	$(123)	$6,043
Other revenue	1,988	699	16	349	3,052
Other expense	2,519	1,091	45	3,923	7,578
Noncash items
Depreciation	237	—	—	193	430
Provision for loan losses	232	1,118	—	—	1,350
Other intangibles	237	—	—	—	237
Net allocations	1,184	2,425	281	(3,890)	—
Income tax benefit	—	—	—	—	—
Segment profit (loss)	$(543)	$843	$(800)	$—	$(500)

Segment assets	$160,298	$461,328	$263,016	$77,161	$961,803

	Three Months Ended
	March 31, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$2,043	$5,980	$(631)	$(142)	$7,250
Other revenue	1,906	318	(392)	292	2,124
Other expense	2,723	828	44	4,450	8,045
Noncash items
Depreciation	275	1	—	203	479
Provision for loan losses	385	3,865	—	—	4,250
Other intangibles	276	—	—	—	276
Net allocations	1,435	2,719	349	(4,503)	—
Income tax expense (benefit)	(12)	(148)	(58)	—	(218)
Segment profit (loss)	$(1,133)	$(967)	$(1,358)	$—	$(3,458)

Segment assets	$185,218	$574,688	$241,950	$71,980	$1,073,836

Note 8. Borrowed Funds and Debt Obligations

As of March 31, 2012, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. However, the amount included in Tier II capital has been reduced by 60% as of March 31, 2012 due to a sub-debt phase-out provision and will be further reduced by 20% in each of the next two years. The outstanding balance of the debt agreements was $10.3 million as of March 31, 2012 and December 31, 2011. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

20.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations (Continued)

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the Company and Bank level so that the Company returned to full compliance with the terms of its credit agreement as of December 31, 2010. The amendment contains customary covenants, including but not limited to, the Company and the Bank's maintenance of its status as adequately capitalized and the Bank’s minimum loan loss reserves to total loans of 3.00%. As of December 31, 2011, the Company was in compliance with all covenants, with the exception of the tier 1 leverage ratio, and all payments remain current. A covenant waiver was received from the lender as of December 31, 2011; the loan covenants were revised effective quarter-end March 31, 2012 and each quarter thereafter to maintain the adequately capitalized levels for the Bank and remove the holding company capital requirements. As of March 31, 2012, the Company and Bank are in compliance with the covenants of the amended agreement.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of March 31, 2012 and December 31, 2011 was $0.2 million.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities

Available for Sale Securities. The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The fair values of Level 3 investment securities are determined by the Finance group who provide default and scenario assumptions to the Company’s Chief Investment Officer (CIO) who performs the modeling for the analysis and submits for review by the Chief Financial Officer (CFO). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Ratings agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

The Company assumes no recoveries on defaults and treats all interest payment deferrals as defaults. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

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

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for March 31, 2012 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

At March 31, 2012, the Company held five pooled trust preferred CDOs with an amortized cost of $8.1 million. These securities were rated high quality (A3 and above) at inception, but at March 31, 2012, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the five CDOs.  During the first quarter of 2012, our model indicated no OTTI was needed for credit impairment. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During the first quarter of 2012, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $1.3 million.

22.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Single Issue Trust Preferred. During the third quarter of 2010, the Company purchased $3.8 million of single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. As of March 31, 2012, the aggregate cost basis on these securities was $2.1 million as there have been calls on these securities in previous quarters.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
U.S. government agencies	$15,505	$—	$15,505	$—
State and political subdivisions	17,924	—	17,924	—
U.S. government agency residential mortgage-backed securities	170,641	—	170,641	—
Collateralized mortgage obligations:
Agency	27,161	—	27,161	—
Private Label	1,433	—	—	1,433
Equities	2,583	—	2,583	—
Collateralized debt obligations:
Single Issue	2,064	—	2,064	—
Pooled	7,084	—	—	7,084
Corporate	1,966	—	1,966	—
Available-for-sale securities	$246,361	$—	$237,844	$8,517

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
U.S. government agencies	$3,019	$—	$3,019	$—
State and political subdivisions	18,125	—	18,125	—
U.S. government agency residential mortgage-backed securities	177,539	—	177,539	—
Collateralized mortgage obligations:
Agency	15,527	—	15,527	—
Private Label	1,550	—	—	1,550
Equities	2,530	—	2,530	—
Collateralized debt obligations:
Single Issue	2,064	—	2,064	—
Pooled	6,600	—	—	6,600
Corporate	1,882	—	1,882	—
Available-for-sale securities	$228,836	$—	$220,686	$8,150

There were no transfers between Level 1 and Level 2 during the first quarter of 2012 or all of 2011.

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

	Securities Available for Sale
	2012		2011
	CDOs	CMOs	CDOs	CMOs
Beginning balance, January 1	$6,600	$1,550	$4,422	$4,936

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	(392)	—
Payment received	(60)	(166)	—	(1,088)
Other changes in fair value	—	1	20	—
Included in other comprehensive income	544	48	864	30
Ending Balance, March 31	$7,084	$1,433	$4,914	$3,878

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateralized mortgage obligations	$1,433	Collateral coverage	Probability of loss	0% - 40% (22%)
			Coverage ratio	5% - 5% (5%)

Collateralized debt obligations	$7,084	Discounted cash flow	Collateral default rate	4% - 30% (8%)
			Discount rate	3% - 5% (3%)

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Impaired loans
Commercial
Closed end	$811	$—	$—	$811
Line of credit	1,218	—	—	1,218
Agricultural & AGRE	52	—	—	52
CRE - construction, land & development	13,597	—	—	13,597
CRE – all other
Owner occupied	8,482	—	—	8,482
Non-owner occupied	8,725	—	—	8,725
1-4 family residential
Senior lien	6,292	—	—	6,292
Junior lien & lines of credit	216	—	—	216
Consumer	1	—	—	1

24.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
OREO property
Commercial
Closed end	$—	$—	$—	$—
Line of credit	—	—	—	—
Agricultural & AGRE	1,423	—	—	1,423
CRE - construction, land & development	3,857	—	—	3,857
CRE – all other
Owner occupied	3,390	—	—	3,390
Non-owner occupied	973	—	—	973
1-4 family residential
Senior lien	401	—	—	401
Junior lien & lines of credit	—	—	—	—
Consumer	—	—	—	—

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans
Commercial
Closed end	$764	$—	$—	$764
Line of credit	911	—	—	911
Agricultural & AGRE	—	—	—	—
CRE - construction, land & development	17,381	—	—	17,381
CRE – all other
Owner occupied	11,173	—	—	11,173
Non-owner occupied	7,270	—	—	7,270
1-4 family residential
Senior lien	7,005	—	—	7,005
Junior lien & lines of credit	175	—	—	175
Consumer	1	—	—	1

OREO property
Commercial
Closed end	$—	$—	$—	$—
Line of credit	—	—	—	—
Agricultural & AGRE	261	—	—	261
CRE - construction, land & development	3,312	—	—	3,312
CRE – all other
Owner occupied	4,082	—	—	4,082
Non-owner occupied	829	—	—	829
1-4 family residential
Senior lien	285	—	—	285
Junior lien & lines of credit	81	—	—	81
Consumer	—	—	—	—

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

25.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Impaired loans had a carrying amount of $51.0 million with specific loan loss allocations of $11.6 million in first quarter 2012, resulting in additional provision for loan losses of $4.6 million for the period. At December 31, 2011, impaired loans had a carrying amount of $54.4 million with a specific loan loss allocation of $9.7 million resulting in an additional provision for loan losses of $9.8 million for the year ended December 31, 2011. The majority of our impaired loans are collateralized by real estate.

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO properties measured at fair value, less costs to sell, had a net carrying amount of $10.0 million which is made up of the outstanding balance of $17.6 million, net of a valuation allowance of $7.6 million at March 31, 2012, resulting in a write-down of $0.1 million for the first quarter of 2012. This compares to 2011 when OREO properties with a carrying value of $16.6 million were written down to their fair value of $8.8 million, which resulted in a charge to earnings of $7.8 million during the year.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$811			20% - 100% (30%)
Line of Credit	1,218			20% - 100% (30%)
Agricultural & AGRE	52			20% - 55% (12%)

CRE - Construction, land & development	13,597			10% - 55% (14%)
CRE - all other
Owner occupied	8,482			10% - 55% (18%)
Non-owner occupied	8,725			10% - 55% (18%)
1-4 family residential
Senior lien	6,292			10% - 50% (16%)
Junior lien & lines of credit	216			20% - 100% (51%)
Consumer	1			0% - 60% (0%)

26.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

OREO property		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$-			-
Line of Credit	-			-
Agricultural & AGRE	1,423			10% (10%)
CRE - Construction, land & development	3,857			5% - 50% (25%)
CRE - all other
Owner occupied	3,390			15% - 40% (22%)
Non-owner occupied	973			10% - 40% (26%)
1-4 family residential
Senior lien	401			0% - 55% (26%)
Junior lien & lines of credit	-			-
Consumer	-			-

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

	Carrying	Fair Value measurements at March 31, 2012 Using
	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and Cash Equivalents	$62,544	$57,544	$5,000	$—	$62,544
Securities	246,361	—	237,844	8,517	246,361
Restricted Securities	7,467	—	—	—	NA
Net Loans	543,394	—	—	526,095	526,095
Accrued interest receivables	2,903	—	952	1,951	2,903
Financial liabilities
Deposits	$843,405	$—	$847,096	$—	$847,096
Federal Funds purchased and securities sold under agreements to repurchase	16,226	—	16,226	—	16,226
Federal Home Loan Bank Advances	23,057	—	24,505	—	24,505
Notes payable	10,440	—	—	10,428	10,428
Subordinated debentures	20,620	—	—	18,364	18,364
Series B mandatorily redeemable preferred stock	268	—	268	—	268
Accrued interest payable	4,133	—	1,156	2,977	4,133

27.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	December 31,
	2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$69,735	$69,735
Securities	228,836	228,836
Restricted securities	9,150	N/A
Net loans	561,163	540,612
Accrued interest receivable	3,123	3,123
Financial liabilities
Deposits	848,638	849,141
Federal funds purchased and securities sold under agreements to repurchase	18,036	18,036
Federal Home Loan Bank advances	23,058	24,604
Notes payable	10,440	9,321
Subordinated debentures	20,620	14,023
Series B mandatory redeemable preferred stock	268	268
Accrued interest payable	4,041	4,041

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

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2.

(b) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 2 classification. Impaired loans are valued at the lower of cost or fair value as described previously and carry a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(c) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(d) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

28.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

(e) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, 2 or 3 classification depending on the level its associated asset/liability is classified at.

(g) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. Under the Securities Purchase Agreement entered into with the U.S. Treasury under the TARP program, if a company defers six dividend payments payable to the U.S. Treasury, the U.S. Treasury has the right to appoint up to two directors to its board of directors. As of March 31, 2012 one director has been appointed. The Company is accruing the dividends in accordance to GAAP and the terms of the program. At March 31, 2012 and December 31, 2011 the amounts accrued are $5.0 million and $4.6 million, respectively. The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Both the preferred securities and the warrant are accounted for as components of regulatory Tier I capital. Per accounting guidelines, the Company is accreting the discount for this instrument.

29.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 11. Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	March 31,		December 31,
	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$9,678	$14,124	$8,412
Missouri charter	581	—	581	—

Total	$14,705	$9,678	$14,705	$8,412

Aggregate amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2012	$714
2013	951
2014	951
2015	951
2016	879
Thereafter	—

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2011 and March 31, 2012. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

30.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 12. Income Taxes (Continued)

Below is a summary of items included in the deferred tax inventory as of March 31, 2012 and December 31, 2011:

	Balance at 03/31/12	Balance at 12/31/11	Change
Allowance for loan loss	$7,892	$8,239	$ (347)
Impairment on securities portfolio	8,095	8,095	—
Net operating loss carryforwards	20,111	19,388	723
Valuation adjustments on OREO property	2,931	3,020	(89)
Basis adjustments from merger	(1,405)	(1,467)	62
Mortgage servicing rights	(788)	(810)	22
Securities available-for-sale	(1,326)	(859)	(467)
All other	(55)	(57)	2

Net deferred tax before allowance	$35,455	$35,549	$(94)
Valuation allowance	(35,455)	(35,549)	94
Net deferred tax assets	$—	$—	$—

Note 13. Regulatory Matters

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total capital (to risk-weighted assets)
Centrue Financial	$60,234	9.0%	$53,308	8.0%	N/A	N/A
Centrue Bank	68,768	10.5	52,569	8.0	65,712	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$36,085	5.4	26,654	4.0	N/A	N/A
Centrue Bank	60,404	9.2	26,285	4.0	39,427	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$36,085	3.8	38,181	4.0	N/A	N/A
Centrue Bank	60,404	6.3	38,095	4.0	47,618	5.0

As of December 31, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$61,151	9.0%	$54,184	8.0%	N/A	N/A
Centrue Bank	68,637	10.3	53,409	8.0	66,762	10.0

Tier I capital (to risk-weighted assets)
Centrue Financial	$37,194	5.5	27,092	4.0	N/A	N/A
Centrue Bank	60,133	9.0	26,705	4.0	40,057	6.0

Tier I leverage ratio (to average assets)
Centrue Financial	$37,194	3.7	39,768	4.0	N/A	N/A
Centrue Bank	60,133	6.1	39,681	4.0	49,602	5.0

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

The Company has incurred net losses of $0.5 million for the first quarter 2012 and $10.6 million for the full year 2011 due to loan losses, reduced net interest income and security OTTI. The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. The Company has sufficient cash at March 31, 2012 and management believes regulatory approval will be obtained for the remaining interest payments due in 2012. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations. At March 31, 2012 and December 31, 2011, the Company had a Tier 1 leverage ratio of 3.8% and 3.7% which is below the “adequately-capitalized” threshold for that ratio. Management is not aware of any further regulatory actions at this time.

Note 14. Recent Accounting Developments

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is included in this filing and included disclosure only.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. Public Companies: The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment is included in this filing.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this guidance is included in this filing.

32.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three months ended March 31, 2012 as compared to the same period in 2011. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

The MD&A should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes thereto. Actual results could differ from those estimates. All financial information in the following tables is displayed in thousands (000s), except per share data.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s 2011 Annual Report on Form 10-K.

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

Other Real Estate Owned: Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at fair value less costs to sell when acquired, establishing a new cost basis. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Management periodically reviews the carrying value of other real estate owned. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of other real estate owned, are recognized in operating results in the period they are realized.

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

The provision for loan losses for first quarter 2012 was $1.4 million, compared to $1.5 million and $4.3 million for fourth quarter 2011 and first quarter 2011, respectively. The decline in provision expense was warranted based on decreases in the level of nonperforming loans, decreases in the level of problem loans, and a reduction in the pace of performing loans moving to problem loan classifications. The decline in provision taken during the first quarter of 2012 was driven by:

•	lowering levels of nonperforming loans and less new credits that migrated to nonperforming status;

•	current quarter charge-offs decreased significantly from the prior quarters;

•	declining trend in past due loans;

•	some stabilization of collateral values.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the first quarter 2012 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended
	March 31,
	2012	2011
Service charges	$1,049	$1,062
Mortgage banking income	487	407
Electronic banking services	532	527
Bank-owned life insurance	243	249
Other income	534	164
Subtotal recurring noninterest income	2,845	2,409
Securities gains	16	—
Net impairment on securities	—	(392)
Gain on sale of OREO	191	44
Gain on sale of other assets	—	63
Total noninterest income	$3,052	$2,124

Noninterest income totaled $3.1 million for the three months ended March 31, 2012, compared to $2.1 million for the same period in 2011. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO and other assets from both periods, noninterest income increased by $0.5 million or 20.8%. This $0.5 million increase was derived from several different categories, one of the largest being income from OREO property.

35.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended
	March 31,
	2012	2011
Salaries and employee benefits	$3,702	$3,633
Occupancy expense, net	664	720
Furniture and equipment expenses	384	439
Marketing	75	60
Supplies and printing	68	64
Telephone	175	204
Data processing	307	364
FDIC insurance	518	850
Loan processing and collection costs	536	591
Amortization of intangible assets	237	276
Other expenses	1,446	1,399
Subtotal recurring noninterest expenses	8,112	8,600
OREO valuation adjustment	133	200
Total noninterest expense	$8,245	$8,800

Total noninterest expense for the first quarter of 2012 was $8.2 million, compared to $8.8 million recorded during the same period in 2011. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $0.5 million, or 5.8%. This $0.5 million decline in expenses was spread over various categories, including net occupancy costs, furniture and equipment, telephone, data processing, FDIC insurance, amortization expense, loan processing and collection costs. Adversely impacting expense levels were increases in marketing and salary and employee benefits.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rate for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Income (loss) before income taxes	$(500)	$(3,676)
Applicable income taxes	—	(218)
Effective tax rates	—	5.9%

The Company recorded no income tax benefit for the three months ended March 31, 2012 compared to an income tax benefit of $0.2 million recorded for the three months ended March 31, 2011. Effective tax rates equaled 0% and 5.93% respectively, for such periods. The Company recorded no tax benefit for the three months ended March 31, 2012 due to a full valuation allowance recorded on its deferred tax assets.

The Company recorded a tax benefit of $0.2 million allocated to the loss from continuing operations in the first quarter of 2011 due to the following GAAP application: the calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the quarter due to the full deferred tax valuation allowance established as of December 31, 2010.

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

The financial information presented was derived from the Company’s internal profitability reporting system that is used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies which have been developed to reflect the underlying economics of the Segments and, to the extent practicable, to portray the Segment as if it operated on a stand-alone basis. Thus, each Segment, in addition to its direct revenues and expenses, assets and liabilities, includes an allocation of shared support function expenses. The Retail, Commercial and Treasury Segments also include funds transfer pricing adjustments to appropriately reflect the cost of funds on loans made and funding credits on deposits generated. Apart from these adjustments, the accounting policies used are similar to those described in Note 1 of the Notes to Consolidated Financial Statements.

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

Retail generated a net loss of $0.5 million in the first quarter 2012 as compared to a net loss of $1.1 million during the same period in 2011. Retail assets were $160.3 million at March 31, 2012, $165.9 million at December 31, 2011 and $185.2 million as of March 31, 2011. This represented 16.7%, 17.1% and 17.3% of total consolidated assets, respectively.

Earnings results for the first quarter of 2012, when compared to the same period of 2011, were positively impacted by lower provision, lower expenses and higher mortgage banking revenue which were partially offset by a decline in net interest margin due to lower loan balances.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated net income of $0.8 million in the first quarter 2012 as compared to a loss of $1.0 million during the same period in 2011. Commercial assets were $461.3 million at March 31, 2012, $470.1 million at December 31, 2011 and $574.7 million as of March 31, 2011. This represented 48.0%, 48.6% and 53.5% of total consolidated assets, respectively.

37.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Net income results for the first quarter of 2012, when compared to the same period of 2011, were positively impacted by lower provision for loan losses and higher noninterest income. Offsetting these positive developments were lower net interest income due to average loan volume decline, the impact of nonaccrual loan interest reversals and noninterest expense levels due to salary expense and loan workout expenses.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a loss of $0.8 million in the first quarter 2012 as compared to a net loss of $1.4 million, during the same period in 2011. Treasury assets were $263.0 million at March 31, 2012, $250.7 million at December 31, 2011 and $242.0 million at March 31, 2011. This represented 27.3%, 25.9% and 22.5% of total consolidated assets, respectively.

Earnings results for the first quarter of 2012, when compared to the same period of 2011, were positively impacted by improved interest expense due to decreased balances on borrowed funds and no non-cash impairment charge on CDO securities during the period. These positives were partially offset with a significant drop in yield on the security portfolio as higher yielding securities have been sold and replaced with lower yielding instruments with higher premium amortization since March 31, 2011.

Financial Condition

General

Following are highlights of the March 31, 2012 balance sheet when compared to December 31, 2011:

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

Securities at March 31, 2012 totaled $253.8 million as compared to $238.0 million recorded at December 31, 2011. The $15.8 million, or 6.6%, net increase from year-end 2011 was largely related to enhancing the Company’s liquidity position through reinvesting funds resulting from pay-downs in the loan portfolio into security instruments due to limited loan demand.

At quarter-end, the Company held five pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $8.1 million and fair value of $7.1 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies. The Company did not record an Other-than-temporary impairment charge during the quarter. Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $563.7 million, representing decreases of $18.7 million, or 3.2% and $146.8 million or 20.7%, from December 31, 2011 and March 31, 2011, respectively. The net decrease during the first quarter 2011 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

38.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Deposits. Total deposits equaled $843.4 million at March 31, 2012 compared to $848.6 million recorded at December 31, 2011 and $922.5 million on record at March 31, 2011. The March 31, 2012 deposit balance represents a decrease of $5.2 million or 0.6% from December 31, 2011 and $79.1 million or 8.6% from March 31, 2011. The net decreases from year-end 2011 were largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding decreased $8.4 million, as $8.4 million in maturing brokered certificates of deposits were not replaced since year-end.

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

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2012	2011
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Nonaccrual loans	$37,538	$38,688	$40,665	$45,541	$58,607
Troubled debt restructurings	6,366	7,147	7,317	6,374	5,124
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	43,904	45,835	47,982	51,915	63,731

Other real estate owned	33,501	29,667	32,912	35,618	28,581
Total nonperforming assets	$77,405	$75,502	$80,894	$87,533	$92,312

End of period loans	$563,732	$582,395	$620,450	$660,882	$710,529

Nonperforming loans to total end of period loans	7.79%	7.87%	7.73%	7.86%	8.97%
Nonperforming assets to total end of period loans	13.73%	12.96%	13.04%	13.24%	12.99%
Nonperforming assets to total end of period assets	8.05%	7.80%	8.02%	8.56%	8.60%

Total nonperforming assets were $77.4 million, or 8.1% of total assets, at March 31, 2012. This included $6.4 million in troubled debt restructurings, $33.5 million of OREO and $37.5 million of nonaccrual loans. The majority of the OREO is comprised of nine parcels (land development and commercial real estate) which account for 63.5% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 45.0% of total nonaccrual loans at March 31, 2012 were concentrated in land development and construction credits. Additionally, 64.6% of total nonaccrual loans represented loans to 10 borrowers.

39.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at March 31, 2012 decreased $1.9 million, or 4.1%, from December 31, 2011 levels and $19.8 million, or 31.1%, from the $63.7 million that existed at March 31, 2011. The decrease in nonperforming loans was mainly due to the charge-off of nonaccrual loans and the transfer of the property securing the credits into OREO. The level of nonperforming loans to total end of period loans was 7.79% at March 31, 2012, as compared to 7.87% at December 31, 2011 and 8.97% at March 31, 2012. As a result of the decrease in nonperforming loans, the coverage ratio (allowance to nonperforming loan) was reported at 46.3% as of March 31, 2012 as compared to 46.3% as of December 31, 2011.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the first quarter of 2012, $22.8 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 34.8% of the loans deemed impaired as of the March 31, 2012, whereas, 38.99% of impaired loans were performing at December 31, 2011. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $11.0 million at March 31, 2012 as compared to $12.4 million at December 31, 2011. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At March 31, 2012, the allowance for loan losses was $20.3 million, or 3.6% of total loans, as compared to $21.2 million, or 3.7%, at December 31, 2011 and $29.1 million, or 4.1%, of total loans at March 31, 2011.

The Company recorded a provision of $1.4 million to the allowance for loan losses in the first quarter 2012 which represents a decrease from prior quarters largely due to the following factors:

•	lowering levels of nonperforming loans;

•	current quarter charge-offs decreased significantly from the prior quarter;

•	declining trend in past due loans;

•	some stabilization of collateral values.

Net loan charge-offs for the first quarter of 2012 were $2.2 million, or 0.2% of average loans, compared with $3.6 million, or 0.5% of average loans, for the fourth quarter of 2011 and $6.7 million, or 0.9% of average loans, for the first quarter of 2011. Loan charge-offs during the first quarter of 2012 were largely influenced by the credit performance of the Company's commercial and residential real estate portfolios. These charge-offs reflect management's continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the first quarter 2012 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at March 31, 2012 represented probable incurred credit losses inherent in the loan portfolio.

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

Results of Operations

Net Income (Loss)

Net loss for the three months ended March 31, 2012 equaled $0.5 million or $0.17 per common diluted share as compared to a net loss of $3.5 million or $0.65 per common diluted share in the first quarter of 2011 and net income of $0.1 million or a loss of $0.08 per common diluted share in the fourth quarter of 2011. The Company’s principal subsidiary, Centrue Bank (the “Bank”), posted net income of $0.03 million for the first quarter compared to net income of $0.6 million for the fourth quarter of 2011 and a net loss of $3.0 million for the first quarter of 2011.

The results for the first quarter 2012 were adversely impacted by a $1.4 million provision for loan losses largely related to asset quality deterioration in the Company’s commercial and residential real estate portfolios. During the first quarter of 2011, the Company recorded a $4.3 million provision for loan losses, $0.2 million OREO valuation adjustment and $0.4 million non-cash impairment charge on securities.

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

Fully tax equivalent net interest income for the first quarter 2012 decreased 17.6% to $6.1 million as compared to $7.4 million for the same period in 2011. The decrease in net interest income from 2011 was primarily due to average loan volume decline, increased rate competition for loan renewals and higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Positively impacting net interest income were lower cost of funds.

The net interest margin was 3.02% for the first quarter of 2012, representing a decrease of 7 basis points from the 3.09% recorded at the first and fourth quarters of 2011. The Bank’s net interest margin was 3.21% for the first quarter of 2012, representing decreases of 6 basis points from 3.27% recorded in fourth quarter 2011 and 3 basis points from 3.24% from the first quarter of 2011. The decrease in the first quarter 2012 net interest margin, as compared to the same period in 2011, was primarily related to the cost of retaining surplus liquidity, lower average volume of higher-yielding loans, increased premium amortization due to higher prepayments and lower coupon income with adjustable resets in the securities portfolio. Due largely to the protracted economic downturn, the lost interest income on nonaccrual loans and the Company's interest rate sensitivity, the margin will likely remain under pressure throughout 2012.

41.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET

AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended March 31,
	2012			2011
	Average	Interest Income/	Average	Average	Interest Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,790	$23	3.24%	$3,152	$23	2.92%	$—	$—	$—
Securities
Taxable	223,133	829	1.49	210,041	990	1.91	247	(408)	(161)
Non-taxable	13,261	192	5.80	25,064	333	5.39	(145)	4	(141)

Total securities (tax equivalent)	236,394	1,021	1.73	235,105	1,323	2.28	102	(404)	(302)

Federal funds sold	5,620	16	1.12	1,009	8	3.26	21	(13)	8

Loans
Commercial	92,875	1,214	5.25	148,388	1,983	5.42	(656)	(113)	(769)
Real estate	476,652	5,785	4.87	579,191	7,251	5.08	(930)	(536)	(1,466)
Installment and other	1,608	53	13.15	2,444	68	11.32	(15)	—	(15)

Gross loans (tax equivalent)	571,135	7,052	4.95	730,023	9,302	5.17	(1,601)	(649)	(2,250)

Total interest-earnings assets	815,939	8,112	3.99	969,289	10,656	4.46	(1,478)	(1,066)	(2,544)

Noninterest-earning assets
Cash and cash equivalents	65,533			58,254
Premises and equipment, net	23,550			25,471
Other assets	55,183			44,715

Total nonearning assets	144,266			128,440

Total assets	$960,205			$1,097,729

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	86,373	20	0.09	85,715	46	0.22	8	(34)	(26)
Money market accounts	119,792	93	0.31	127,338	241	0.77	29	(177)	(148)
Savings deposits	98,646	13	0.05	96,590	35	0.15	7	(29)	(22)
Time deposits	408,959	1,274	1.25	502,960	2,165	1.75	(201)	(691)	(892)
Federal funds purchased and repurchase Agreements	17,338	11	0.25	18,450	11	0.24	—	—	—
Advances from FHLB	23,058	186	3.24	56,170	412	2.97	(249)	23	(226)
Notes payable	31,415	392	5.01	31,807	364	4.64	9	19	28

Total interest-bearing liabilities	785,581	1,989	1.02	919,030	3,274	1.45	(397)	(889)	(1,286)

Noninterest-bearing liabilities

Noninterest-bearing deposits	127,374			120,643
Other liabilities	15,127			16,171
Total noninterest-bearing liabilities	142,501			136,814

Stockholders’ equity	32,123			41,885

Total liabilities and stockholders’ equity	$960,205			$1,097,729

Net interest income (tax equivalent)		$6,123			$7,382		$(1,081)	$(177)	$(1,258)
Net interest income (tax equivalent) to total earning assets			3.02%			3.09%
Interest-bearing liabilities to earning assets	96.28%			94.81%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $843.4 million, representing decreases of $5.2 million, or 0.6%, from December 31, 2011 and $79.1 million, or 8.6%, from March 31, 2011. During the quarter, in-market deposits increased $3.2 million or 0.4%, primarily as the result of increases in balances in savings accounts. Wholesale funding (brokered deposits and FHLB advances) decreased $8.4 million or 9.1%, as brokered deposits matured and were not replaced.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At March 31, 2012, the Company maintained borrowing capacity of $12.2 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $58.0 million as of March 31, 2012.

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

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $7.2 million from December 31, 2011 to March 31, 2012.

During the first quarter of 2012, the Company experienced net cash inflows of $3.1 million in operating activities. In contrast, net cash outflows of $3.3 million in investing activities and $7.1 million were used in financing activities largely due to the repayment on wholesale funding and decreases in deposits.

At December 31, 2011, the parent Company had $2.0 million in cash and cash equivalents. During the first quarter of 2012, the parent Company experienced net cash outflow of $0.2 million leaving $1.8 million in cash and cash equivalents available at March 31, 2012. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.2 million for the remainder of the year and are more fully described in Notes 8 & 13 of the Unaudited Consolidated Financial Statements of the Company.

43.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2012:

	Payments Due by Period
	Within 1				After
	Year	1-3 Years	4-5 Years		5 Years	Total
Contractual Obligations

Short-term debt	$—	$250	$		$—	$250
Long-term debt	190	10,000			—	10,190
Certificates of deposit	285,368	88,284		26,496	92	400,240
Operating leases	249	504		504	252	1,509
Series B mandatory redeemable preferred stock		268				268
Subordinated debentures					20,620	20,620
FHLB advances	3,000	15,057		5,000	—	23,057

Total contractual cash obligations	$288,807	$114,363		$32,000	$20,964	$456,134

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1-3 Years	4-5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$87,245	$2,495	$4,122	$21,432	$115,294
Standby letters of credit	1,951	142	—	—	2,093

Total contractual cash obligations	$89,196	$2,637	$4,122	$21,432	$117,387

Capital Resources

Stockholders' Equity

Stockholders' equity at March 31, 2012 was $32.8 million, an increase of $0.2 million, or 0.6%, from $32.6 million at December 31, 2011. The change in stockholders' equity was largely related to a positive change in Accumulated Other Comprehensive Income during the first quarter of 2012.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

44.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of March 31, 2012, however the Company was “less than adequately-capitalized” due to the Tier 1 leverage ratio which was 3.8% being below the threshold for “adequately-capitalized” of 4%. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Centrue Financial		Centrue Bank		Well-
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Capitalized Thresholds
Carrying amounts ($millions):
Total risk-based capital	$60.2	$61.2	$68.8	$68.6
Tier 1 risk-based capital	$36.1	$37.2	$60.4	$60.1
Tangible common equity	$(5.4)	$(5.9)	$63.4	$62.0

Capital ratios:
Total risk-based capital	9.0%	9.0%	10.5%	10.3%	10.0%
Tier 1 risk-based capital	5.4%	5.5%	9.2%	9.0%	6.0%
Tier 1 leverage ratio	3.8%	3.7%	6.3%	6.1%	5.0%

Total capital and some corresponding capital ratios decreased during the first quarter 2012 for the Company due to net operating losses and a reduction in tier II capital caused by a sub-debt phase-out provision. The Bank had a slight increase in capital ratios from a small operating profit.

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

Centrue Financial Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Table Amounts In Thousands, Except Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, 200 and 300 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2012 and December 31, 2011, respectively:

	Change in Net Interest Income Over One Year Horizon
	March 31, 2012		December 31, 2011
	Change		Change
	$	%	$	%
+ 300 bp	$718	2.76%	$1,442	5.45%
+ 200 bp	394	1.52	743	2.81
+ 100 bp	(17)	(0.07)	174	0.66
+ 50 bp	(73)	(0.28)	107	0.41

Base	—	—	—	—

- 50 bp	(310)	(1.19)	(299)	(1.13)

As shown above, the effect of an immediate 200 basis point increase in interest rates as of March 31, 2012 would increase the Company’s net interest income by $0.4 million or 1.5%. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $0.3 million or 1.2%.

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

Item 1A. Risk Factors

The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As previously disclosed, in the third quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series A convertible preferred stock, Series B mandatory redeemable preferred stock and Series C fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Company is currently in arrears with the dividend payments on the preferred stock and interest payments on the subordinated debentures, as permitted by the related documentation. As of March 31, 2012, the amount of the arrearages on the various instruments was as follows: Junior subordinated debentures: $3.0 million; Series A convertible preferred stock: $0.6 million; Series B mandatory redeemable preferred stock: $0.04 million; and Series C fixed rate, cumulative perpetual preferred stock: $5.0 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

49.

Item 6. Exhibits

Exhibits:

31.1	Certification of Kurt R. Stevenson, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Daniel R. Kadolph, Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Executive Vice President and Principal Financial and Accounting Officer

101(2)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

(1)	This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: May 15, 2012	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Principal Executive Officer

Date: May 15, 2012	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Principal Financial and Accounting Officer

51