Form 10-Q
period 2012-06-30
CENTRUE FINANCIAL CORP
filed 2012-08-13
CIK 1019650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 13, 2012
Common Stock, Par Value $1.00	6,063,441

Centrue Financial Corporation

Form 10-Q Index

June 30, 2012

Centrue Financial Corporation

Part I Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

June 30, 2012 and December 31, 2011 (In Thousands, Except Share Data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$48,253	$69,735
Securities available-for-sale	225,667	228,836
Restricted securities	7,028	9,150
Loans	567,908	582,395
Allowance for loan losses	(18,234)	(21,232)
Net loans	549,674	561,163
Bank-owned life insurance	31,900	31,412
Mortgage servicing rights	2,003	2,089
Premises and equipment, net	23,187	23,754
Other intangible assets, net	4,789	5,264
Other real estate owned	27,890	29,667
Other assets	6,183	6,914

Total assets	$926,574	$967,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$122,107	$134,137
Interest-bearing	660,157	714,501
Total deposits	782,264	848,638
Federal funds purchased and securities sold under agreements to repurchase	17,766	18,036
Federal Home Loan Bank advances	48,057	23,058
Notes payable	10,345	10,440
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	14,853	14,355
Total liabilities	894,173	935,415

Commitments and contingent liabilities	—	—

Stockholders' equity

Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,739	31,429
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at June 30, 2012 and December 31, 2011	7,454	7,454
Surplus	74,570	74,558
Accumulated deficit	(61,831)	(60,064)
Accumulated other comprehensive income	1,846	569
	54,278	54,446
Treasury stock, at cost, 1,390,114 shares at June 30, 2012 and December 31, 2011	(21,877)	(21,877)
Total stockholders' equity	32,401	32,569

Total liabilities and stockholders' equity	$926,574	$967,984

See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income
Loans	$6,952	$8,836	$13,989	$18,117
Securities
Taxable	854	1,088	1,684	2,085
Exempt from federal income taxes	113	177	239	392
Federal funds sold and other	37	37	76	68
Total interest income	7,956	10,138	15,988	20,662

Interest expense
Deposits	1,143	2,213	2,542	4,700
Federal funds purchased and securities sold under agreements to repurchase	10	10	21	21
Federal Home Loan Bank advances	190	355	376	767
Series B mandatory redeemable preferred stock	4	4	8	8
Subordinated debentures	295	274	588	544
Notes payable	92	91	188	181
Total interest expense	1,734	2,947	3,723	6,221

Net interest income	6,222	7,191	12,265	14,441
Provision for loan losses	1,375	3,250	2,725	7,500
Net interest income after provision for loan losses	4,847	3,941	9,540	6,941

Noninterest income
Service charges	1,040	1,189	2,089	2,251
Mortgage banking income	455	302	942	709
Electronic banking services	558	565	1,090	1,092
Bank-owned life insurance	245	250	488	499
Securities gains	698	379	714	379
Total other-than-temporary impairment losses	—	(107)	—	(499)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment on securities	—	(107)	—	(499)
Gain on sale of OREO	234	(92)	425	(48)
Gain on sale of other assets	—	—	—	63
Other income	582	198	1,116	362
	3,812	2,684	6,864	4,808

See Accompanying Notes to Unaudited Financial Statements

2.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Noninterest expense
Salaries and employee benefits	3,582	3,460	7,284	7,093
Occupancy, net	620	704	1,284	1,424
Furniture and equipment	283	421	667	860
Marketing	94	67	169	127
Supplies and printing	65	77	133	141
Telephone	179	204	354	408
Data processing	360	375	667	739
FDIC insurance	511	824	1,029	1,674
Loan processing and collection costs	554	511	1,090	1,102
OREO valuation adjustment	662	1,097	795	1,297
Amortization of intangible assets	238	263	475	539
Other expenses	1,428	1,574	2,874	2,973
	8,576	9,577	16,821	18,377

Income (loss) before income taxes	$83	$(2,952)	$(417)	$(6,628)
Income tax expense (benefit)	—	(528)	—	(746)
Net income (loss)	$83	$(2,424)	$(417)	$(5,882)

Preferred stock dividends	523	501	1,040	995
Net income (loss) for common stockholders	$(440)	$(2,925)	$(1,457)	$(6,877)

Basic earnings (loss) per common share	$(0.07)	$(0.48)	$(0.24)	$(1.14)
Diluted earnings (loss) per common share	$(0.07)	$(0.48)	$(0.24)	$(1.14)

Total comprehensive income (loss):
Net income (loss)	$83	$(2,424)	$(417)	$(5,882)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and tax effect	—	(21)	—	(145)
Change in unrealized gains (losses) on other securities available for sale, net of reclassifications and tax effect	772	1,416	1,991	2,401
Reclassification adjustment:
Net impairment loss recognized in earnings	—	107	—	499
(Gains) recognized in earnings	(698)	(379)	(714)	(379)
Net unrealized gains (loss)	74	1,123	1,277	2,376
Tax expense (benefit)	—	434	—	919
Other comprehensive income (loss)	74	689	1,277	1,457
Total comprehensive income (loss)	$157	$(1,735)	$860	$(4,425)

See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Six Months Ended June 30, 2012 and 2011 (In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(417)	$(5,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	766	946
Amortization of intangible assets	475	539
Amortization of mortgage servicing rights, net	306	198
Amortization of bond premiums, net	1,404	1,175
Income tax valuation adjustment	13	2,029
Share based compensation	13	58
Provision for loan losses	2,725	7,500
Provision for deferred income taxes	(13)	(2,029)
Earnings on bank-owned life insurance	(488)	(499)
Other than temporary impairment, securities	—	499
OREO valuation allowance	795	1,297
Securities sale (gains), net	(714)	(379)
(Gain) on sale of other assets, net	—	(63)
(Gain) loss on sale of OREO	(425)	48
(Gain) on sale of loans	(1,240)	(443)
Proceeds from sales of loans held for sale	38,018	20,871
Origination of loans held for sale	(35,174)	(19,517)
Change in assets and liabilities
(Increase) decrease in other assets	439	1,302
Increase (decrease) in other liabilities	(316)	(1,328)
Net cash provided by operating activities	6,167	6,322
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	26,213	22,647
Proceeds from calls and maturities of securities available for sale	2,310	11,920
Proceeds from sales of securities available for sale	18,069	18,419
Purchases of securities available for sale	(42,800)	(53,485)
Redemption of Federal Home Loan Bank stock	2,088	—
Redemption of Federal Reserve Bank stock	110	1,279
Purchase of Federal Reserve Bank stock	(76)	—
Net decrease (increase) in loans	973	30,565
(Purchase) disposal of premises and equipment	(198)	(194)
Proceeds from sale of OREO	7,402	3,611
Net cash from investing activities	14,091	34,762

See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Six Months Ended June 30, 2012 and 2011 (In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in deposits	(66,374)	(65,068)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(270)	(8)
Repayment of advances from the Federal Home Loan Bank	(1)	(23,000)
Proceeds from advances from the Federal Home Loan Bank	25,000	10,000
Payments on notes payable	(95)	(90)
Net cash used in financing activities	(41,740)	(78,166)
Net increase (decrease) in cash and cash equivalents	(21,482)	(37,082)
Cash and cash equivalents
Beginning of period	69,735	82,945
End of period	$48,253	$45,863
Supplemental disclosures of cash flow information
Cash payments for
Interest	$3,495	$6,373
Income taxes	10	19
Transfers from loans to other real estate owned	6,187	14,860

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2011 amounts have been reclassified to conform to the 2012 presentation. The annualized results of operations during the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

Note 2. Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2012 and 2011 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

6.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(440)	$(2,925)	$(1,457)	$(6,877)
Weighted average common shares outstanding	6,063	6,048	6,063	6,048
Basic earnings per common share	$(0.07)	$(0.48)	$(0.24)	$(1.14)
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,063	6,048	6,063	6,048
Add: dilutive effect of assumed exercised stock options	—	—	—	—
Add: dilutive effect of assumed exercised
common stock warrants	—	—	—	—
Weighted average common and dilutive potential shares outstanding	6,063	6,048	6,063	6,048
Diluted earnings (loss) per common share	$(0.07)	$(0.48)	$(0.24)	$(1.14)

There were 274,927 options and 508,320 warrants outstanding for the three and six months ended June 30, 2012 and 496,738 options and 508,320 warrants outstanding for the three and six months ended June 30, 2011 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s securities portfolio is to assist with liquidity and interest rate risk management. The fair value of securities classified as available-for-sale was $225.7 million at June 30, 2012 compared to $228.8 million at December 31, 2011. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $7.0 million at June 30, 2012 compared to $9.2 million at December 31, 2011. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011:

	June 30, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$15,336	$78	$—	$15,258
States and political subdivisions	16,249	757	—	15,492
U.S. government agency residential mortgage-backed securities	153,865	3,224	(6)	150,647
Collateralized residential mortgage obligations:
Agency	25,342	190	(11)	25,163
Private label	1,280	112	—	1,168
Equity securities	2,652	224	—	2,428
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	6,977	660	(1,639)	7,956
Corporate	1,902	—	(98)	2,000
	$225,667	$5,245	$(1,754)	$222,176

7.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,019	$88	$—	$2,931
States and political subdivisions	18,125	649	(1)	17,477
U.S. government agency residential	177,539	2,790	(101)	174,850
mortgage-backed securities
Collateralized residential mortgage obligations:	15,527	229	—	15,298
Agency	1,550	72	(7)	1,485
Private label	2,530	134	—	2,396
Equity securities
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	6,600	53	(1,574)	8,121
Corporate	1,882	—	(118)	2,000
	$228,836	$4,015	$(1,801)	$226,622

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds from calls and maturities	$1,040	$7,260	$2,310	$11,920
Proceeds from sales	17,127	18,419	18,069	18,419
Realized gains	698	379	714	379
Realized losses	—	—	—	—
Net impairment loss recognized in earnings	—	(107)	—	(499)
Tax benefit (provision) related to net realized gains and losses	(271)	(105)	(277)	46

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency residential mortgage-backed securities	$12,001	$(6)	$—	$—	$12,001	$(6)
Collateralized residential mortgage obligations: agency	12,524	(11)	—	—	12,524	(11)
Collateralized debt obligations: pooled	—	—	2,366	(1,639)	2,366	(1,639)
Corporate	1,902	(98)	—	—	1,902	(98)
Total temporarily impaired	$26,427	$(115)	$2,366	$(1,639)	$28,793	$(1,754)

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

The fair values of securities classified as available-for-sale at June 30, 2012, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,006	$2,017
Due after one year through five years	24,475	24,812
Due after five years through ten years	5,641	6,010
Due after ten years	10,648	9,689
U.S. government agency residential mortgage-backed securities	150,647	153,865
Collateralized residential mortgage obligations	26,331	26,622
Equity	2,428	2,652
	$222,176	$225,667

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2012 and 2011:

	2012	2011
Beginning balance, April 1,	$20,597	$20,754
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	107

Ending balance, June 30,	$20,597	$20,861

9.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$20,597	$20,362
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	499

Ending balance, June 30,	$20,597	$20,861

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	June 30, 2012	December 31, 2011

Commercial	$62,697	$63,982
Agricultural & AGRE	38,418	39,128
Construction, land & development	35,618	42,008
Commercial RE	298,387	288,068
1-4 family mortgages	130,252	146,767
Consumer	2,536	2,442
Total Loans	$567,908	$582,395
Allowance for loan losses	(18,234)	(21,232)
Loans, net	$549,674	$561,163

There were $0.2 million and $1.8 million of loans held for sale at June 30, 2012 and December 31, 2011, respectively.

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

10.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents the commercial loan portfolio by internal risk rating:

June 30, 2012
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed- end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non- Owner Occupied	Total
1-2	$584	$450	$3,941	$117	$3,302	$633	$9,027
3	2,532	5,973	13,897	1,616	10,362	13,829	48,209
4	12,218	12,416	14,491	1,274	73,887	62,665	176,951
5	9,513	9,809	6,004	11,972	17,770	59,814	114,882
6	1,357	3,890	—	2,299	10,087	12,551	30,184
7	2,739	1,216	85	18,340	15,785	17,702	55,867
8	—	—	—	—	—	—	—
Total	$28,943	$33,754	$38,418	$35,618	$131,193	$167,194	$435,120

December 31, 2011
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed- end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non- Owner Occupied	Total
1-2	$716	$449	$4,833	$3,649	$3,489	$647	$13,783
3	2,938	7,708	15,649	1,034	8,971	17,168	53,468
4	12,989	13,533	14,323	1,566	68,045	44,665	155,121
5	10,405	5,322	3,517	6,200	20,518	51,580	97,542
6	3,374	3,892	741	5,497	10,868	19,900	44,272
7	1,434	1,222	65	24,062	19,720	22,497	69,000
8	—	—	—	—	—	—	—
Total	$31,856	$32,126	$39,128	$42,008	$131,611	$156,457	$433,186

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential —1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
June 30, 2012
Unrated	$71,257	$47,488	$118,745
Special mention	1,297	868	2,165
Substandard	8,499	843	9,342
Doubtful	—	—	—
Total	$81,053	$49,199	$130,252

11.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

	Residential — 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2011
Unrated	$83,969	$49,498	$133,467
Special mention	907	904	1,811
Substandard	10,013	1,161	11,174
Doubtful	315	—	315
Total	$95,204	$51,563	$146,767

An analysis of the activity in the allowance for loan losses for the three months ended June 30, 2012 and 2011 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2012
Beginning Balance	$1,503	$8	$4,655	$11,199	$2,929	$44	$20,338
Charge-offs	—	(62)	(1,041)	(1,779)	(675)	(1)	(3,558)
Recoveries	—	26	2	44	4	3	79
Provision	(25)	295	177	301	625	2	1,375
Ending Balance	$1,478	$267	$3,793	$9,765	$2,883	$48	$18,234

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2011
Beginning Balance	$1,759	$315	$8,655	$15,269	$3,055	$36	$29,089
Charge-offs	(176)	(654)	(2,333)	(4,296)	(667)	(6)	(8,132)
Recoveries	12	2	99	14	8	16	151
Provision	156	723	(111)	2,022	471	(11)	3,250
Ending Balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358

An analysis of the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2012
Beginning Balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232
Charge-offs	—	(87)	(1,093)	(3,929)	(1,078)	(6)	(6,193)
Recoveries	—	43	286	131	7	3	470
Provision	(112)	306	(211)	1,883	864	(5)	2,725
Ending Balance	$1,478	$267	$3,793	$9,765	$2,883	$48	$18,234

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

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$698	$9	$2,272	$4,613	$1,640	$—	$9,232
Loans collectively evaluated for impairment	780	258	1,521	5,152	1,243	48	9,002
Total ending allowance balance:	$1,478	$267	$3,793	$9,765	$2,883	$48	$18,234

Loan balances:
Loans individually evaluated for impairment	$3,774	$85	$18,340	$30,131	$9,330	$5	$61,665
Loans collectively evaluated for impairment	58,923	38,333	17,278	268,256	120,922	2,531	506,243

Loans with an allowance recorded:	$62,697	$38,418	$35,618	$298,387	$130,252	$2,536	$567,908

December 31, 2011	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$715	$—	$2,228	$5,211	$1,591	$5	$9,750
Loans collectively evaluated for impairment	875	5	2,583	6,469	1,499	51	11,482
Total ending allowance balance:	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232

Loan balances:
Loans individually evaluated for impairment	$2,463	$65	$24,062	$36,141	$10,563	$5	$73,299
Loans collectively evaluated for impairment	61,519	39,063	17,946	251,927	136,204	2,437	509,096

Loans with an allowance recorded:	$63,982	$39,128	$42,008	$288,068	$146,767	$2,442	$582,395

13.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Troubled Debt Restructurings:

The Company had troubled debt restructurings (“TDRs”) of $4.3 million and $7.1 million as of June 30, 2012 and December 31, 2011, respectively. Specific reserves of $0.3 million and $0.95 million were allocated to TDRs as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, nonaccrual TDR loans were $4.3 million, as compared to $6.0 million at December 31, 2011. At June 30, 2012 there were $0.03 million of TDRs on accrual status compared to December 31, 2011, when $1.1 million was on accrual. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of June 30, 2012.

At June 30, 2012, the Company held loans whose terms had been modified as troubled debt restructuring. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 16 months. During the six month period ending June 30, 2012, there was one TDR added in the amount of $0.9 million during the first quarter. It was subsequently removed in the second quarter as the collateral was sold, specific provision charged-off and the remaining loan balance paid-off.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or six month period ending June 30, 2011 or 2012.

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

14.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$128	$142	$—	$73	$1	$1
Line of credit	45	308	—	189	—	—
Agricultural & AG RE	25	672	—	52	—	—
Construction, land & development	5,933	16,069	—	5,680	(2)	(2)
CRE - all other
Owner occupied	4,517	5,051	—	5,054	11	10
Non-owner occupied	4,704	5,212	—	7,804	150	124
1-4 family residential
Senior lien	1,148	1,788	—	1,465	2	2
Jr. lien & lines of credit	219	389	—	570	5	4
Consumer	—	—	—	—	—	—
Subtotal	16,719	29,631	—	20,887	167	139

Loans with an allowance recorded:
Commercial
Closed-end	$2,429	$2,429	$698	$1,816	$54	$55
Line of credit	1,172	1,172	—	1,143	—	(10)
Agricultural & AG RE	60	60	9	20	—	—
Construction, land & development	12,407	17,419	2,272	17,046	9	8
CRE - all other
Owner occupied	11,140	11,595	2,445	13,319	289	233
Non-owner occupied	9,770	10,531	2,168	10,093	72	58
1-4 family residential
Senior lien	7,340	7,540	1,234	7,729	226	217
Jr. lien & lines of credit	623	770	406	483	10	10
Consumer	5	5	—	4	—	—
Subtotal	44,946	51,521	9,232	51,653	660	571
Total	$61,665	$81,152	$9,232	$72,540	$827	$710

Commercial	$52,330	$70,660	$7,592	$62,289	$584	$477
Residential	$9,330	$10,487	$1,640	$10,247	$243	$233
Consumer	$5	$5	$—	$4	$—	$—

15.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$28	$28	$—	$53	$1	$1
Line of credit	45	308	—	550	—	—
Agricultural & AG RE	65	682	—	62	3	3
Construction, land & development	4,453	14,583	—	10,066	58	58
CRE - all other
Owner occupied	4,738	5,417	—	6,284	44	41
Non-owner occupied	7,749	8,656	—	11,933	442	416
1-4 family residential
Senior lien	1,108	1,576	—	2,198	37	37
Jr. lien & lines of credit	683	799	—	697	17	16
Consumer	—	—	—	—	—	—
Subtotal	18,869	32,049	—	31,843	602	572

Loans with an allowance recorded:
Commercial
Closed-end	$1,213	$1,213	$449	$1,380	$84	$84
Line of credit	1,177	1,177	266	2,337	25	14
Agricultural & AG RE	—	—	—	1,039	—	—
Construction, land & development	19,609	30,053	2,228	19,749	(26)	(27)
CRE - all other
Owner occupied	14,851	15,204	3,678	13,152	850	773
Non-owner occupied	8,803	11,142	1,533	11,632	383	353
1-4 family residential
Senior lien	8,396	8,580	1,391	8,062	693	677
Jr. lien & lines of credit	375	482	200	386	9	9
Consumer	6	6	5	4	—	—
Subtotal	54,430	67,857	9,750	57,741	2,018	1,883
Total	$73,299	$99,906	$9,750	$89,584	$2,620	$2,455

Commercial	$62,731	$88,463	$8,154	$78,237	$1,864	$1,716
Residential	$10,562	$11,437	$1,591	$11,343	$756	$739
Consumer	$6	$6	$5	$4	$—	$—

Due to the economic conditions facing many of its customers, the Company determined that there were $22.3 million and $28.6 million of loans that were classified as impaired but were considered to be performing loans at June 30, 2012 and December 31, 2011, respectively.

16.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent activity related to loan portfolio aging:

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$227	$81	$1,554	$1,862	$27,081	$28,943
Line of credit	—	—	1,216	1,216	32,538	33,754
Agricultural & AG RE	3	—	85	88	38,330	38,418
Construction, land & development	—	24	18,082	18,106	17,512	35,618
CRE - all other
Owner occupied	917	123	6,472	7,512	123,681	131,193
Non-owner occupied	1,191	—	7,296	8,487	158,707	167,194
1-4 family residential
Senior lien	549	454	4,434	5,437	75,616	81,053
Jr. lien & lines of credit	667	110	651	1,428	47,771	49,199
Consumer	12	—	—	12	2,524	2,536
Total	$3,566	$792	$39,790	$44,148	$523,760	$567,908

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$1,183	$—	$95	$1,278	$30,578	$31,856
Line of credit	—	43	1,222	1,265	30,861	32,126
Agricultural & AG RE	—	—	65	65	39,063	39,128
Construction, land & development	—	472	23,738	24,210	17,798	42,008
CRE - all other					—
Owner occupied	2,477	1,357	8,633	12,467	119,144	131,611
Non-owner occupied	3,207	3,000	6,572	12,779	143,678	156,457
1-4 family residential					—
Senior lien	2,832	691	3,588	7,111	88,093	95,204
Jr. lien & lines of credit	738	151	806	1,695	49,868	51,563
Consumer	10	—	4	14	2,428	2,442
Total	$10,447	$5,714	$44,723	$60,884	$521,511	$582,395

17.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table represents data for nonaccrual loans:

	For the period ended
	June 30, 2012	December 31, 2011
Commercial
Closed-end	$1,554	$95
Line of credit	1,216	1,222
Agricultural & AG RE	85	65
Construction, land & development	18,082	23,738
CRE - all other
Owner occupied	6,472	8,633
Non-owner occupied	7,296	6,572
1-4 family residential
Senior lien	4,434	3,588
Jr. lien & lines of credit	651	806
Consumer	—	4
Total	$39,790	$44,723

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

A summary of the status of the option plans as of June 30, 2012, and changes during the period ended on those dates is presented below:

	June 30, 2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	328,438	$16.17
Granted	—	—
Exercised	—	—
Forfeited	(53,511)	16.96

Outstanding at end of period	274,927	$16.01	2.8 years	$—
Vested or expected to vest	273,820	$16.03	2.8 years	$—
Options exercisable at period end	250,327	$16.42	2.8 years	$—

18.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

Options outstanding at June 30, 2012 and December 31, 2011 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Number	Weighted-Average Exercise Price
June 30, 2012:

$ 5.24 - $ 13.00	73,500	3.7 years	56,100	$7.18
13.24 - 18.63	92,327	2.1 years	85,127	17.25
19.03 - 23.31	109,100	2.8 years	109,100	20.53
	274,927	2.8 years	250,327	$16.42

December 31, 2011:

$ 5.24 - $ 13.00	75,500	4.2 years	49,400	$6.89
13.24 - 18.63	124,838	2.0 years	110,438	16.43
19.03 - 23.31	128,100	3.0 years	124,500	20.77
	328,438	2.9 years	284,338	$16.67

There were no options exercised for the periods ended June 30, 2012 and 2011. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.01 million and $0.03 million for the three months ended June 30, 2012 and 2011, and $0.01 million and $0.06 million for the six months ended June 30, 2012 and 2011, respectively.

There were no stock options granted during the 2012 and 2011 periods.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2012 and beyond is estimated as follows:

Amount
July, 2012 - December, 2012	$20
2013	18
2014	—
Total	$38

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

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.  Information reported internally for performance assessment follows:

	Three Months Ended
	June 30, 2012
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,821	$4,820	$(377)	$(42)	$6,222
Other revenue	2,002	736	698	376	3,812
Other expense	2,494	1,468	43	3,997	8,002
Noncash items
Depreciation	236	—	—	100	336
Provision for loan losses	627	748	—	—	1,375
Other intangibles	238	—	—	—	238
Net allocations	970	2,545	248	(3,763)	—
Income tax benefit	—	—	—	—	—
Segment profit (loss)	$(742)	$795	$30	$—	$83

Segment assets	$152,644	$468,471	$263,106	$42,353	$926,574

20.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 7.  Segment Information (Continued)

	Three Months Ended
	June 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,961	$5,837	$(495)	$(112)	$7,191
Other revenue	1,991	134	272	287	2,684
Other expense	2,630	1,598	43	4,576	8,847
Noncash items
Depreciation	273	—	—	194	467
Provision for loan losses	460	2,790	—	—	3,250
Other intangibles	263	—	—	—	263
Net allocations	1,341	2,888	366	(4,595)	—
Income tax benefit	(15)	(436)	(77)	—	(528)
Segment profit (loss)	$(1,000)	$(869)	$(555)	$—	$(2,424)

Segment assets	$182,782	$537,493	$249,781	$52,200	$1,022,256

	Six Months Ended
	June 30, 2012
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$3,699	$9,598	$(867)	$(165)	$12,265
Other revenue	3,990	1,435	714	725	6,864
Other expense	5,013	2,559	88	7,920	15,580
Noncash items
Depreciation	473	—	—	293	766
Provision for loan losses	859	1,866	—	—	2,725
Other intangibles	475	—	—	—	475
Net allocations	2,154	4,970	529	(7,653)	—
Income tax benefit	—	—	—	—	—
Segment profit (loss)	$(1,285)	$1,638	$(770)	$—	$(417)

Segment assets	$152,644	$468,471	$263,106	$42,353	$926,574

	Six Months Ended
	June 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$4,004	$11,817	$(1,126)	$(254)	$14,441
Other revenue	3,897	452	(120)	579	4,808
Other expense	5,353	2,426	87	9,026	16,892
Noncash items
Depreciation	548	1	—	397	946
Provision for loan losses	845	6,655	—	—	7,500
Other intangibles	539	—	—	—	539
Net allocations	2,776	5,607	715	(9,098)	—
Income tax benefit	(27)	(584)	(135)	—	(746)
Segment profit (loss)	$(2,133)	$(1,836)	$(1,913)	$—	$(5,882)

Segment assets	$182,782	$537,493	$249,781	$52,200	$1,022,256

Note 8.  Borrowed Funds and Debt Obligations

As of June 30, 2012, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. However, the amount included in Tier II capital has been reduced by 60% as of June 30, 2012 due to a sub-debt phase-out provision and will be further reduced by 20% in each of the next two years. The outstanding balance of the debt agreements was $10.3 million as of June 30, 2012 and December 31, 2011. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

21.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 8.  Borrowed Funds and Debt Obligations (Continued)

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the Company and Bank level so that the Company returned to full compliance with the terms of its credit agreement as of December 31, 2010. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum loan loss reserves to total loans of 3.00%.  As of December 31, 2011, the Company was in compliance with all covenants, with the exception of the tier 1 leverage ratio, and all payments remain current.  A covenant waiver was received from the lender as of December 31, 2011; the loan covenants were revised effective quarter-end March 31, 2012 and each quarter thereafter to maintain the adequately capitalized levels for the Bank and remove the holding company capital requirements.  As of June 30, 2012, the Company and Bank are in compliance with the covenants of the amended agreement.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition.  The balance as of June 30, 2012 and December 31, 2011 was $0.1 million.

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

Finally, an independent valuation of our portfolio was obtained.  This was weighted as the final overall step to arrive at our valuation for June 30, 2012 using 55% for the internal weighting and 45% for the external one.  Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

23.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9.  Fair Value (Continued)

At June 30, 2012, the Company held five pooled trust preferred CDOs with an amortized cost of $8.0 million.  These securities were rated high quality (A3 and above) at inception, but at June 30, 2012, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the five CDOs.  During the second quarter of 2012, our model indicated no OTTI was needed for credit impairment.  Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

Private Label CMOs.  Private label CMOs were also evaluated using management’s internal analysis process.  These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support.  During the first quarter of 2012, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $1.2 million.

Single Issue Trust Preferred.  During the third quarter of 2010, the Company purchased $3.8 million of single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports.  As of June 30, 2012, the aggregate cost basis on these securities was $2.1 million as there have been calls on these securities in previous quarters.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
U.S. government agencies	$15,336	$—	$15,336	$—
State and political subdivisions	16,249	—	16,249	—
U.S. government agency residential mortgage-backed securities	153,865	—	153,865	—
Collateralized mortgage obligations:
Agency	25,342	—	25,342	—
Private Label	1,280	—	—	1,280
Equities	2,652	—	2,652	—
Collateralized debt obligations:
Single Issue	2,064	—	2,064	—
Pooled	6,977	—	—	6,977
Corporate	1,902	—	1,902	—
Available-for-sale securities	$225,667	$—	$217,410	$8,257

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

There were no transfers between Level 1 and Level 2 during the second quarter of 2012 or all of 2011.

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

	Securities Available for Sale
	2012		2011
	CDOs	CMOs	CDOs	CMOs
Beginning balance, April 1	$7,084	$1,433	$4,914	$3,878

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	(107)	—
Payment received	(105)	(151)	—	(1,073)
Other changes in fair value	1	—	1	—
Included in other comprehensive income	(3)	(2)	662	199
Ending Balance, June 30	$6,977	1,280	5,470	3,004

25.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9.  Fair Value (Continued)

	Securities Available for Sale
	2012		2011
	CDOs	CMOs	CDOs	CMOs
Beginning balance, January 1	$6,600	$1,550	$4,422	$4,936

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	(499)	—
Payment received	(165)	(317)	—	(2,161)
Other changes in fair value	1	1	—	—
Included in other comprehensive income	541	46	1,547	229
Ending Balance, June 30	$6,977	$1,280	$5,470	$3,004

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateralized mortgage obligations	$1,280	Collateral coverage	Probability of loss	0% - 40% (34%)
			Coverage ratio	5% - 5% (5%)

Collateralized debt obligations	$6,977	Discounted cash flow	Collateral default rate	4% - 30% (8%)
			Discount rate	3% - 5% (3%)

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Impaired loans
Commercial
Closed end	$1,731	$—	$—	$1,731
Line of credit	1,172	—	—	1,172
Agricultural & AGRE	51	—	—	51
CRE - construction, land & development	10,135	—	—	10,135
CRE - all other
Owner occupied	8,695	—	—	8,695
Non-owner occupied	7,602	—	—	7,602
1-4 family residential
Senior lien	6,106	—	—	6,106
Junior lien & lines of credit	217	—	—	217
Consumer	5	—	—	5

26.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9.  Fair Value (Continued)

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

OREO property
Commercial
Closed end	$—	$—	$—	$—
Line of credit	—	—	—	—
Agricultural & AGRE	261	—	—	261
CRE - construction, land & development	4,717	—	—	4,717
CRE - all other
Owner occupied	2,100	—	—	2,100
Non-owner occupied	3,845	—	—	3,845
1-4 family residential
Senior lien	78	—	—	78
Junior lien & lines of credit	—	—	—	—
Consumer	—	—	—	—

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans
Commercial
Closed end	$764	$—	$—	$764
Line of credit	911	—	—	911
Agricultural & AGRE	—	—	—	—
CRE - construction, land & development	17,381	—	—	17,381
CRE - all other
Owner occupied	11,173	—	—	11,173
Non-owner occupied	7,270	—	—	7,270
1-4 family residential
Senior lien	7,005	—	—	7,005
Junior lien & lines of credit	175	—	—	175
Consumer	1	—	—	1

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
CRE - all other
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

Impaired loans had a carrying amount of $44.9 million with specific loan loss allocations of $9.2 million in second quarter 2012, resulting in additional provision for loan losses of $4.1 million for the period. At December 31, 2011, impaired loans had a carrying amount of $54.4 million with a specific loan loss allocation of $9.7 million resulting in an additional provision for loan losses of $9.8 million for the year ended December 31, 2011. The majority of our impaired loans are collateralized by real estate.

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

OREO properties measured at fair value, less costs to sell, had a net carrying amount of $11.0 million which is made up of the outstanding balance of $19.0 million, net of a valuation allowance of $8.0 million at June 30, 2012, resulting in a write-down of $0.7 million for the second quarter of 2012. This compares to 2011 when OREO properties with a carrying value of $16.6 million were written down to their fair value of $8.8 million, which resulted in a charge to earnings of $7.8 million during the year.

28.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9.  Fair Value (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$1,731			20% - 100% (30%)
Line of Credit	1,172			20% - 100% (30%)
Agricultural & AGRE	51			10% - 55% (12%)
CRE - Construction, land & development	10,135			10% - 55% (14%)
CRE - all other
Owner occupied	8,695			10% - 55% (18%)
Non-owner occupied	7,602			10% - 55% (18%)
1-4 family residential
Senior lien	6,106			10% - 50% (16%)
Junior lien & lines of credit	217			20% - 100% (51%)
Consumer	5			0% - 60% (0%)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

OREO property		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$—			—
Line of Credit	—			—
Agricultural & AGRE	261			10% (10%)
CRE - Construction, land & development	4,717			8% - 55% (25%)
CRE - all other
Owner occupied	2,100			15% - 55% (22%)
Non-owner occupied	3,845			10% - 55% (26%)
1-4 family residential
Senior lien	78			6% - 55% (26%)
Junior lien & lines of credit	—			—
Consumer	—			—

The Methods and Assumptions Used to Estimate Fair Value

The carrying amount is the estimated fair value for cash, cash equivalents, due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on the methods described above.

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

29.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9.  Fair Value (Continued)

		Fair Value measurements at June 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$48,253	$43,253	$5,000	$—	$48,253
Securities	225,667	—	217,410	8,257	225,667
Restricted securities	7,028	—	—	—	NA
Net loans	549,674	—	—	536,094	536,094
Accrued interest receivable	2,888	—	879	2,009	2,888
Financial liabilities
Deposits	$782,264	$—	$785,071	$—	$785,071
Federal funds purchased and securities sold under agreements to repurchase	17,766	—	17,766	—	17,766
Federal Home Loan Bank advances	48,057	—	49,399	—	49,399
Notes payable	10,345	—	—	10,279	10,279
Subordinated debentures	20,620	—	—	12,469	12,469
Series B mandatorily redeemable preferred stock	268	—	268	—	268
Accrued interest payable	4,269	—	1,000	3,269	4,269

The estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Fair Value

Financial assets
Cash and cash equivalents	$69,735	$69,735
Securities	228,836	228,836
Restricted securities	9,150	NA
Net loans	561,163	540,612
Accrued interest receivable	3,123	3,123
Financial liabilities
Deposits	$848,638	$849,141
Federal funds purchased and securities sold under agreements to repurchase	18,036	18,036
Federal Home Loan Bank advances	23,058	24,604
Notes payable	10,440	9,321
Subordinated debentures	20,620	14,023
Series B mandatorily redeemable preferred stock	268	268
Accrued interest payable	4,041	4,041

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

(b) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously and carry a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(e) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 or Level 3 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock.  Under the Securities Purchase Agreement entered into with the U.S. Treasury under the TARP program, if a company defers six dividend payments payable to the U.S. Treasury, the U.S. Treasury has the right to appoint up to two directors to its board of directors.  As of June 30, 2012 the two directors have been appointed. The Company is accruing the dividends in accordance to GAAP and the terms of the program.  At June 30, 2012 and December 31, 2011 the amounts accrued are $5.5 million and $4.6 million, respectively.  The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Both the preferred securities and the warrant are accounted for as components of regulatory Tier I capital.  Per accounting guidelines, the Company is accreting the discount for this instrument.

Note 11.  Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$14,124	$9,916	$14,124	$9,441
Missouri charter	581	—	581	—

Total	$14,705	$9,916	$14,705	$9,441

Aggregate amortization expense was $0.3 million for the three months ended June 30, 2012 and 2011.  Aggregate amortization expense was $0.5 million for the six months ended June 30, 2012 and 2011.

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2012	$476
2013	951
2014	951
2015	951
2016	879
Thereafter	—

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2011 and June 30, 2012.  A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

Below is a summary of items included in the deferred tax inventory as of June 30, 2012 and December 31, 2011:

	Balance at	Balance at
	6/30/2012	12/31/2011	Change
Allowance for loan loss	$7,076	$8,239	$(1,163)
Impairment on securities portfolio	8,095	8,095	—
Net operating loss carryforwards	20,874	19,388	1,486
Valuation adjustments on OREO property	3,100	3,020	80
Basis adjustment form merger	(1,342)	(1,467)	125
Mortgage servicing rights	(777)	(810)	33
Securities available-for-sale	(1,355)	(859)	(496)
All other	(109)	(57)	(52)

Net deferred tax before allowance	$35,562	$35,549	$13
Valuation allowance	(35,562)	(35,549)	(13)
Net deferred tax assets	$—	$—	$—

Note 13.  Regulatory Matters

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total capital (to risk-weighted assets)
Centrue Financial	$57,964	8.8%	$52,962	8.0%	N/A	N/A
Centrue Bank	69,480	10.6	52,231	8.0	65,289	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$35,751	5.4	$26,481	4.0	N/A	N/A
Centrue Bank	61,194	9.4	26,116	4.0	39,174	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$35,751	3.8	$37,448	4.0	N/A	N/A
Centrue Bank	61,194	6.6	37,370	4.0	46,712	5.0

33.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 13.  Regulatory Matters (Continued)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$61,151	9.0%	$54,184	8.0%	N/A	N/A
Centrue Bank	68,637	10.3	53,409	8.0	66,762	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$37,194	5.5	$27,092	4.0	N/A	N/A
Centrue Bank	60,133	9.0	26,705	4.0	40,057	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$37,194	3.7	$39,768	4.0	N/A	N/A
Centrue Bank	60,133	6.1	39,681	4.0	49,602	5.0

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

The Company has incurred net losses of $0.4 million for the first six months of 2012 and $10.6 million for the full year 2011 due to loan losses and reduced net interest income.  The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements.  The Company has sufficient cash at June 30, 2012 and management believes regulatory approval will be obtained for the remaining interest payments due in 2012.  Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations.  At June 30, 2012 and December 31, 2011, the Company had a Tier 1 leverage ratio of 3.8% and 3.7% which is below the “adequately-capitalized” threshold for that ratio. Management is not aware of any further regulatory actions at this time.

34.

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

35.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the six months ended June 30, 2012 as compared to the same period in 2011. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

The allowance for loan losses is based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board guidance and rules stating that the analysis of the allowance for loan losses consists of three components:

•	Specific Component. The specific credit allocation component is based on an analysis of individual impaired loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification for which the recorded investment in the loan exceeds its fair value. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values;

•	Historical Loss Component. The historical loss component is mathematically based using a modified loss migration analysis that examines historical loan loss experience for each loan category. The loss migration is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the allowance for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume. The methodology utilized by management to calculate the historical loss portion of the allowance adequacy analysis is based on historical losses. This historical loss period is based on a weighted twelve-quarter average (3 years); and

•	Qualitative Component. The qualitative component requires qualitative judgment and estimates reserves based on general economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

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

Results of Operations

Net Income (Loss)

Net income for the three months ended June 30, 2012 equaled $0.1 million or a loss of $0.07 per common diluted share as compared to a net loss of $2.4 million or a loss of $0.48 per common diluted share in the second quarter of 2011. The Company’s principal subsidiary, Centrue Bank (the “Bank”), posted net income of $0.5 million for the second quarter compared to a net loss of $2.0 million for the second quarter of 2011. For the first six months of 2012, the Company had a net loss $0.4 million or a loss of $0.24 per common diluted share as compared to a loss of $5.9 million or $1.14 per common diluted share for the same period in 2011. For the first six months of 2012, the Bank posted net income of $0.6 million compared to a net loss of $4.9 million for the first six months of 2011.

The results for the second quarter 2012 were adversely impacted by a $1.4 million provision for loan losses and OREO valuation adjustment of $0.7 million largely related to asset quality deterioration in the Company’s commercial and residential real estate portfolios and declining collateral values. During the second quarter of 2011, the Company recorded a $3.3 million provision for loan losses, $1.1 million OREO valuation adjustment and $0.1 million non-cash impairment charge on securities.

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

Fully tax equivalent net interest income for the second quarter 2012 decreased 13.7% to $6.3 million as compared to $7.3 million for the same period in 2011. The decrease in net interest income from 2011 was primarily due to average loan volume decline, increased rate competition for loan renewals and higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Positively impacting net interest income were lower cost of funds led by a 52 basis points reduction in the yield on money market accounts.

The net interest margin was 3.11% for the second quarter of 2012, representing a decrease of 2 basis points from the 3.13% recorded at the second quarter of 2011. The Bank’s net interest margin was 3.31% for the second quarter of 2012, representing an increase of 10 basis points from 3.21% recorded at first quarter 2012 and a 3 basis point increase from the 3.29% from the second quarter of 2011. Due largely to the protracted economic downturn, the lost interest income on nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2012.

38.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Fully tax equivalent net interest income for the six months ended June 30, 2012 totaled $12.4 million, representing a decrease of $2.3 million or 15.6% compared to the $14.7 million earned during the same period in 2011. The net interest margin was 3.07% for the six months ended June 30, 2012, representing a decrease of 4 basis points from 3.11% recorded in the same period of 2011. The decrease of net interest income and the net interest margin was driven by the same factors impacting the second quarter.

39.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET

AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$2,738	$21	3.06%	$2,813	$29	4.15%	$4	$(12)	$(8)
Securities
Taxable	228,884	853	1.50	211,812	1,083	2.05	256	(486)	(230)
Non-taxable	11,724	172	5.92	19,937	273	5.49	(108)	7	(101)

Total securities (tax equivalent)	240,608	1,025	1.71	231,749	1,356	2.35	148	(479)	(331)

Federal funds sold	5,620	16	1.13	10,483	8	0.32	3	5	8

Loans
Commercial	89,974	1,147	5.13	135,111	1,811	5.38	(538)	(126)	(664)
Real estate	471,124	5,763	4.92	552,815	6,980	5.07	(910)	(307)	(1,217)
Installment and other	2,650	55	8.32	2,499	68	10.84	(2)	(11)	(13)

Gross loans (tax equivalent)	563,748	6,965	4.97	690,425	8,859	5.15	(1,450)	(444)	(1,894)

Total interest-earnings assets	812,714	8,027	3.97	935,470	10,252	4.40	(1,295)	(930)	(2,225)

Noninterest-earning assets
Cash and cash equivalents	46,615			53,393
Premises and equipment, net	23,240			25,090
Other assets	59,144			47,828

Total nonearning assets	128,999			126,311

Total assets	$941,713			$1,061,781

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	86,756	13	0.06	84,395	46	0.22	8	(41)	(33)
Money market accounts	116,112	64	0.22	134,081	248	0.74	5	(189)	(184)
Savings deposits	106,463	7	0.03	100,772	38	0.15	9	(40)	(31)
Time deposits	376,613	1,059	1.13	471,568	1,881	1.60	(308)	(514)	(822)
Federal funds purchased and repurchase Agreements	16,308	10	0.25	16,948	10	0.24	—	—	—
Advances from FHLB	33,717	190	2.26	49,246	355	2.90	(88)	(77)	(165)
Notes payable	31,287	391	5.02	31,718	369	4.66	3	19	22
Total interest-bearing liabilities	767,256	1,734	0.91	888,728	2,947	1.33	(371)	(842)	(1,213)

Noninterest-bearing liabilities
Noninterest-bearing deposits	126,155			121,178
Other liabilities	15,461			13,294
Total noninterest-bearing liabilities	141,616			134,472

Stockholders’ equity	32,841			38,581

Total liabilities and stockholders’ equity	$941,713			$1,061,781

Net interest income (tax equivalent)		$6,293			$7,305		$(924)	$(88)	$(1,012)

Net interest income (tax equivalent) to total earning assets			3.11%			3.13%

Interest-bearing liabilities to earning assets			94.41%			95.00%

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

40.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET

AND ANALYIS OF NET INTEREST INCOME

	For the Six Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$2,764	$43	3.16%	$2,982	$52	3.05%	$1	$(10)	$(9)
Securities
Taxable	226,008	1,682	1.50	210,932	2,072	1.98	524	(914)	(390)
Non-taxable	12,493	364	5.87	22,486	606	5.44	(252)	10	(242)

Total securities (tax equivalent)	238,501	2,046	1.73	233,418	2,678	2.31	272	(904)	(632)

Federal funds sold	5,620	33	1.13	5,772	16	0.57	11	6	17

Loans
Commercial	91,424	2,362	5.20	141,713	3,794	5.40	(1,194)	(238)	(1,432)
Real estate	473,888	11,548	4.90	565,930	14,232	5.07	(1,873)	(811)	(2,684)
Installment and other	2,129	108	10.16	2,471	136	11.08	(17)	(11)	(28)

Gross loans (tax equivalent)	567,441	14,018	4.97	710,114	18,162	5.16	(3,084)	(1,060)	(4,144)

Total interest-earnings assets	814,326	16,140	3.99	952,286	20,908	4.43	(2,800)	(1,968)	(4,768)

Noninterest-earning assets
Cash and cash equivalents	56,074			55,810
Premises and equipment, net	23,395			25,279
Other assets	57,164			46,281

Total nonearning assets	136,633			127,370

Total assets	$950,959			$1,079,656

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	86,565	33	0.08	85,052	92	0.22	15	(74)	(59)
Money market accounts	117,952	157	0.27	130,728	490	0.76	29	(362)	(333)
Savings deposits	102,554	20	0.04	98,693	73	0.15	15	(68)	(53)
Time deposits	392,786	2,332	1.19	487,176	4,045	1.68	(532)	(1,181)	(1,713)
Federal funds purchased and repurchase Agreements	16,823	21	0.25	17,695	21	0.24	(1)	1	—
Advances from FHLB	28,387	376	2.66	52,689	767	2.94	(314)	(77)	(391)
Notes payable	31,351	784	5.03	31,762	733	4.65	11	40	51

Total interest-bearing liabilities	776,418	3,723	0.96	903,795	6,221	1.39	(777)	(1,721)	(2,498)

Noninterest-bearing liabilities
Noninterest-bearing deposits	126,765			120,912
Other liabilities	15,294			14,725
Total noninterest-bearing liabilities	142,059			135,637

Stockholders’ equity	32,482			40,224

Total liabilities and stockholders’ equity	$950,959			$1,079,656

Net interest income (tax equivalent)		$12,417			$14,687		$(2,023)	$(247)	$(2,270)

Net interest income (tax equivalent) to total earning assets			3.07%			3.11%
Interest-bearing liabilities to earning assets			95.34%			94.91%

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

The provision for loan losses for second quarter 2012 was $1.4 million, compared to $1.4 million and $3.3 million for first quarter 2012 and second quarter 2011, respectively. The decline in provision expense from the prior year was warranted based on decreases in the level of nonperforming loans, decreases in the level of problem loans, and a reduction in the pace of performing loans moving to problem loan classifications.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the second quarter 2012 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at June 30, 2012 represented probable incurred credit losses inherent in the loan portfolio.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service charges	$1,040	$1,189	$2,089	$2,251
Mortgage banking income	455	302	942	709
Electronic banking services	558	565	1,090	1,092
Bank owned life insurance	245	250	488	499
Other Income	582	198	1,116	362
Subtotal recurring noninterest income	2,880	2,504	5,725	4,913
Securities gains	698	379	714	379
Net impairment on securities	—	(107)	—	(499)
Gain on sale of Oreo	234	(92)	425	(48)
Gain on sale of other assets	—	—	—	63
Total noninterest income	$3,812	$2,684	$6,864	$4,808

Noninterest income totaled $3.8 million for the three months ended June 30, 2012, compared to $2.7 million for the same period in 2011. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO, securities and other assets from both periods, noninterest income increased by $0.4 million or 16.0%. This $0.4 million increase was derived from several different categories, with mortgage banking and rental income being the two largest positive contributors.

42.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

For the six months ended June 30, 2012, noninterest income saw a dramatic improvement to $6.9 million during the period compared to $4.8 million the prior year. Excluding the above referenced nonrecurring items, the 2012 period saw an increase of $0.8 million or 16.3% in noninterest income compared to the same period in 2011.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Salaries and employee benefits	$3,582	$3,460	$7,284	$7,093
Occupancy expense, net	620	704	1,284	1,424
Furniture and equipment expense	283	421	667	860
Marketing	94	67	169	127
Supplies and printing	65	77	133	141
Telephone	179	204	354	408
Data processing	360	375	667	739
FDIC Insurance	511	824	1,029	1,674
Loan processing and collection costs	554	511	1,090	1,102
Amortization of intangibles assets	238	263	475	539
Other expenses	1,428	1,574	2,874	2,973
Subtotal recurring noninterest expenses	7,914	8,480	16,026	17,080
OREO valuation adjustments	662	1,097	795	1,297
Total noninterest expense	$8,576	$9,577	$16,821	$18,377

Total noninterest expense for the second quarter of 2012 was $8.6 million, compared to $9.6 million recorded during the same period in 2011. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $0.6 million, or 7.1%. This $0.6 million decline in expenses was spread over various categories, including net occupancy costs, furniture and equipment, telephone, data processing, FDIC insurance, and amortization expense. Adversely impacting expense levels were increases in salaries and employee benefits, marketing and loan processing and collection costs.

For the six month period ending June 30, 2012, noninterest income saw a dramatic improvement to $16.8 million during the period compared to $18.4 million the prior year. Excluding OREO valuation adjustments and noninterest expense still improved by $1.0 million. Most expense categories were down across the board with the exception of salaries and employee benefits and marketing.

43.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rates for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income (loss) before income taxes	$83	$(2,952)	$(417)	$(6,628)
Applicable income taxes	—	(528)	—	(746)
Effective tax rates	—	17.9%	—	11.3%

The Company recorded no income tax expense or benefit for the three months ended June 30, 2012 compared to an income tax benefit of $0.5 million recorded for the three months ended June 30, 2011. Effective tax rates equaled 0% and 17.9% respectively, for such periods. The Company recorded no income tax benefit for the six months ended June 30, 2012 compared to an income tax benefit of $0.7 million recorded for the six months ended June 30, 2011. Effective tax rates equaled 0% and 11.3% respectively, for such periods. The Company recorded no tax benefits for the three and six months ended June 30, 2012 due to a full valuation allowance recorded on its deferred tax assets.

The Company recorded tax benefits of $0.5 million and $0.7 million allocated to the loss from continuing operations for the three and six months ended June 30, 2011, respectively, due to the following GAAP application: the calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefit was recorded for the quarter due to the full deferred tax valuation allowance established as of December 31, 2010.

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

44.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Retail generated a net loss of $0.7 million in the second quarter 2012 as compared to a net loss of $1.0 million during the same period in 2011. During the six months period in 2012, the Retail segment had a net loss of $1.3 million compared to $2.1 million during the prior year. Retail assets were $152.6 million at June 30, 2012, $165.9 million at December 31, 2011 and $182.8 million as of June 30, 2011. This represented 16.5%, 17.1% and 17.9% of total consolidated assets, respectively.

Earnings results for the second quarter of 2012, when compared to the same period of 2011, were positively impacted by lower expenses and higher mortgage banking revenue which was mostly offset by a decline in net interest margin due to lower loan balances, reduced servicing fees, push-back losses on sold loans and higher provision expense. Year to date results were impacted by the same items listed above.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated net income of $0.8 million in the second quarter 2012 as compared to a loss of $0.9 million during the same period in 2011. During the six months period in 2012, the Commercial segment had a net income of $1.6 million compared to a net loss of $1.8 million during the prior year. Commercial assets were $468.5 million at June 30, 2012, $470.1 million at December 31, 2011 and $537.5 million as of June 30, 2011. This represented 50.6%, 48.6% and 52.6% of total consolidated assets, respectively.

Net income results for the second quarter of 2012, when compared to the same period of 2011, were positively impacted by lower provision for loan losses, higher rental and gain income related to OREO and lower OREO valuation adjustments. Offsetting these positive developments were lower net interest income due to average loan volume decline, the impact of nonaccrual loan interest reversals; higher salary expense and loan workout expenses. Year to date results were impacted by the same items listed above.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated net income of $0.03 million in the second quarter 2012 as compared to a net loss of $0.6 million, during the same period in 2011. During the six months period in 2012, the Treasury segment had a net loss of $0.8 million compared to a loss $1.9 million during the prior year. Treasury assets were $263.1 million at June 30, 2012, $250.7 million at December 31, 2011 and $249.8 million at June 30, 2011. This represented 28.4%, 25.9% and 24.4% of total consolidated assets, respectively.

Earnings results for the second quarter of 2012, when compared to the same period of 2011, were positively impacted by improved interest expense due to decreased balances on borrowed funds, gains on sale of securities and no non-cash impairment charge on CDO securities during the period. These positives were partially offset with a significant drop in yield on the security portfolio as higher yielding securities have been sold and replaced with lower yielding instruments with higher premium amortization since June 30, 2011. Year to date results were impacted by the same items listed above.

45.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Financial Condition

General

Following are highlights of the June 30, 2012 balance sheet when compared to December 31, 2011:

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

Securities at June 30, 2012 totaled $232.7 million as compared to $238.0 million recorded at December 31, 2011. The $5.3 million, or 2.2%, net decrease from year-end 2011 was related to normal fluctuations in the securities portfolio.

At quarter-end, the Company held five pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $8.0 million and fair value of $7.0 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by a minimum of twenty-three banks or, in a few instances, capital notes from insurance companies. The Company did not record an other-than-temporary impairment charge during the quarter, which marks the fourth consecutive quarter without an impairment charge. Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $567.9 million, representing decreases of $14.5 million, or 2.5% and $93.0 million or 14.1%, from December 31, 2011 and June 30, 2011, respectively. The net decrease from year-end 2011 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

Deposits. Total deposits equaled $782.3 million at June 30, 2012 compared to $848.6 million recorded at December 31, 2011 and $866.0 million on record at June 30, 2011. The June 30, 2012 deposit balance represents a decrease of $66.3 million or 7.8% from December 31, 2011 and $83.7 million or 9.7% from June 30, 2011. The net decrease from year-end 2011 was largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding increased $5.3 million, as loan funding needs increased during the quarter.

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

47.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2012		2011
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
Nonaccrual loans	$35,475	$37,538	$38,688	$40,665	$45,541
Troubled debt restructurings	4,348	6,366	7,147	7,317	6,374
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	39,823	43,904	45,835	47,982	51,915

Other real estate owned	27,890	33,501	29,667	32,912	35,618
Total nonperforming assets	$67,713	$77,405	$75,502	$80,894	$87,533

End of period loans	567,908	563,732	582,395	620,450	660,882

Nonperforming loans to total end of period loans	7.01%	7.79%	7.87%	7.73%	7.86%
Nonperforming assets to total end of period loans	11.92%	13.73%	12.96%	13.04%	13.24%
Nonperforming assets to total end of period assets	7.31%	8.05%	7.80%	8.02%	8.56%

Total nonperforming assets were $67.7 million, or 7.3% of total assets, at June 30, 2012. This included $4.3 million in troubled debt restructurings, $27.9 million of OREO and $35.5 million of nonaccrual loans. The majority of the OREO is comprised of nine parcels (land development and commercial real estate) which account for 67.1% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 45.4% of total nonaccrual loans at June 30, 2012 were concentrated in land development and construction credits. Additionally, 66.4% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at June 30, 2012 decreased $6.0 million, or 13.1%, from December 31, 2011 levels and $12.1 million, or 23.3%, from the $51.9 million that existed at June 30, 2011. The decrease in nonperforming loans was mainly due to the charge-off of nonaccrual loans and the transfer of the property securing the credits into OREO. The level of nonperforming loans to total end of period loans was 7.01% at June 30, 2012, as compared to 7.87% at December 31, 2011 and 7.86% at June 30, 2011. The coverage ratio (allowance to nonperforming loan) was reported at 45.8% as of June 30, 2012 as compared to 46.3% as of December 31, 2011.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the second quarter of 2012, $22.3 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 36.2% of the loans deemed impaired as of the June 30, 2012, whereas, 38.99% of impaired loans were performing at December 31, 2011. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $8.3 million at June 30, 2012 as compared to $12.4 million at December 31, 2011. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At June 30, 2012, the allowance for loan losses was $18.2 million, or 3.2% of total loans, as compared to $21.2 million, or 3.7%, at December 31, 2011 and $24.4 million, or 3.7%, of total loans at June 30, 2011.

48.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The Company recorded a provision of $1.4 million to the allowance for loan losses in the second quarter 2012 which represents a decrease from prior quarters in 2011, largely due to the following factors:

•	lowering levels of nonperforming loans;
•	declining trend in past due loans;
•	some stabilization of collateral values.

Net loan charge-offs for the second quarter of 2012 were $3.5 million, or 0.6% of average loans, compared with $3.6 million, or 0.6% of average loans, for the fourth quarter of 2011 and $8.0 million, or 1.2% of average loans, for the second quarter of 2011. Loan charge-offs during the second quarter of 2012 were largely influenced by the credit performance of the Company's commercial and residential real estate portfolios. These charge-offs reflect management's continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $782.3 million, representing decreases of $66.3 million, or 7.8%, from December 31, 2011 and $61.1 million, or 7.2%, from June 30, 2011. During the quarter, in-market deposits decreased $49.8 million or 6.4%, primarily as the result of a decrease in time and demand deposits. Wholesale funding (brokered deposits and FHLB advances) increased $13.7 million or 16.3%, as in-market public funds matured and were partially replaced with FHLB advances.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At June 30, 2012, the Company maintained borrowing capacity of $16.7 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $24.7 million as of June 30, 2012.

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

49.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net decrease in cash and cash equivalents of $21.4 million from December 31, 2011 to June 30, 2012.

During the first six months of 2012, the Company experienced net cash inflows of $6.2 million in operating activities and $14.1 million in investing activities. In contrast, net cash outflows of $41.7 million in were used in financing activities largely due to decreases in deposits.

At December 31, 2011, the parent Company had $2.0 million in cash and cash equivalents. During the first six months of 2012, the parent Company experienced net cash outflow of $0.5 million leaving $1.5 million in cash and cash equivalents available at June 30, 2012. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.2 million for the remainder of the year and are more fully described in Notes 8 & 13 of the Unaudited Consolidated Financial Statements of the Company.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2012:

	Payments Due by Period
		Within 1				After
		Year	1-3 Years		4-5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$		$250	$		$—	$250
Long-term debt		95	10,000			—	10,095
Certificates of deposit		259,766	67,935		25,953	—	353,654
Operating leases		252	506		506	253	1,517
Series B mandatory redeemable preferred stock			268				268
Subordinated debentures						20,620	20,620
FHLB advances		28,000	15,057		5,000	—	48,057

Total contractual cash obligations		$288,113	$94,016		$31,459	$20,873	$434,461

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1-3 Years	4-5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$98,732	$3,040	$3,646	$22,665	$128,083
Standby letters of credit	1,962	142	—	—	2,104

Total contractual cash obligations	$100,694	$3,182	$3,646	$22,665	$130,187

Capital Resources

Stockholders' Equity

Stockholders' equity at June 30, 2012 was $32.4 million, a decrease of $0.2 million, or 0.6%, from $32.6 million at December 31, 2011. The change in stockholders' equity was largely related to dividends accrued on preferred stock offset by a positive change in Accumulated Other Comprehensive Income during 2012.

50.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

Capital Measurements

As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of June 30, 2012, however the Company was “less than adequately-capitalized” due to the Tier 1 leverage ratio which was 3.8% being below the threshold for “adequately-capitalized” of 4%. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

					Well
	Centrue Financial		Centrue Bank		Capitalized
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Thresholds
Carrying amounts ($ millions):
Total risk-based capital	$58.0	$61.2	$69.5	$68.6
Tier 1 risk-based capital	$35.8	$37.2	$61.2	$60.1
Tangible common equity	$(5.6)	$(5.9)	$64.2	$62.0

Capital ratios:
Total risk-based capital	8.8%	9.0%	10.6%	10.3%	10.0%
Tier 1 risk-based capital	5.4%	5.5%	9.4%	9.0%	6.0%
Tier 1 leverage ratio	3.8%	3.7%	6.6%	6.1%	5.0%

Total capital and some corresponding capital ratios decreased during 2012 for the Company due to a net operating loss and a continued reduction in tier II capital caused by a sub-debt phase-out provision. The Bank had a slight increase in capital ratios from a small operating profit.

The Company is in compliance with all the requirements specified in the agreement with the FRB and IDFPR except for the Capital Plan. Management continues to aggressively pursue capital raising initiatives to comply with this provision; however, until a more definitive capital raise initiative is developed, the Company will continue to be held in noncompliance with this provision.

During the quarter, the FRB released proposed rules for Basel III capital requirements. The Company is reviewing these proposed rules and will continue to monitor during the commenting process before final rules are released.

Recent Accounting Developments

See Note 14 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.

51.

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

52.

Centrue Financial Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Table Amounts In Thousands, Except Share Data)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, 200 and 300 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2012 and December 31, 2011, respectively:

	Change in Net Interest Income Over One Year Horizon
	June 30, 2012		December 31, 2011
	Change		Change
	$	%	$	%
+ 300 bp	$380	1.47%	$1,442	5.45%
+ 200 bp	317	1.23	743	2.81
+ 100 bp	185	0.71	174	0.66
+ 50 bp	137	0.53	107	0.41

Base	—	—	—	—

- 50 bp	(358)	(1.39)	(299)	(1.13)

As shown above, the effect of an immediate 200 basis point increase in interest rates as of June 30, 2012 would increase the Company’s net interest income by $0.3 million or 1.2%. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $0.4 million or 1.4%.

53.

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

54.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse affect on the Company’s financial statements.

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

As previously disclosed, in the third quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series A convertible preferred stock, Series B mandatory redeemable preferred stock and Series C fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Company is currently in arrears with the dividend payments on the preferred stock and interest payments on the subordinated debentures, as permitted by the related documentation. As of June 30, 2012, the amount of the arrearages on the various instruments was as follows: Junior subordinated debentures: $3.3 million; Series A convertible preferred stock: $0.6 million; Series B mandatory redeemable preferred stock: $0.05 million; and Series C fixed rate, cumulative perpetual preferred stock: $5.5 million.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

55.

Item 6.	Exhibits

Exhibits:
31.1	Certification of Kurt R. Stevenson, President and Principal Executive Officer, required by Rule 13a – 14(a).

31.2	Certification of Daniel R. Kadolph, Executive Vice President and Principal Financial and Accounting Officer required by Rule 13a – 14(a).

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Principal Executive Officer.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Executive Vice President and Principal Financial and Accounting Officer

101(2)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

(1)	This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: August 13, 2012	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Principal Executive Officer

Date: August 13, 2012	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Principal Financial and Accounting Officer

57.