Form 10-Q
period 2012-09-30
CENTRUE FINANCIAL CORP
filed 2012-11-13
CIK 1019650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 13, 2012
Common Stock, Par Value $1.00	6,063,441

Centrue Financial Corporation

Form 10-Q Index

September 30, 2012

Centrue Financial Corporation

Part I Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

September 30, 2012 and December 31, 2011 (In Thousands, Except Share Data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$79,423	$69,735
Securities available-for-sale	181,496	228,836
Restricted securities	7,028	9,150
Loans	561,476	582,395
Allowance for loan losses	(21,070)	(21,232)
Net loans	540,406	561,163
Bank-owned life insurance	32,146	31,412
Mortgage servicing rights	1,997	2,089
Premises and equipment, net	23,098	23,754
Other intangible assets, net	4,551	5,264
Other real estate owned	28,601	29,667
Other assets	6,079	6,914

Total assets	$904,825	$967,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing	$118,733	$134,137
Interest-bearing	663,864	714,501
Total deposits	782,597	848,638
Federal funds purchased and securities sold under agreements to repurchase	16,669	18,036
Federal Home Loan Bank advances	30,057	23,058
Notes payable	10,345	10,440
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	15,562	14,355
Total liabilities	876,118	935,415

Commitments and contingent liabilities	—	—

Stockholders’ equity
Series A Convertible Preferred Stock (aggregate liquidation preference of $2,762)	500	500
Series C Fixed Rate, Cumulative Perpetual Preferred Stock (aggregate liquidation preference of $32,668)	31,894	31,429
Common stock, $1 par value, 15,000,000 shares authorized; 7,453,555 shares issued at September 30, 2012 and December 31, 2011	7,454	7,454
Surplus	74,581	74,558
Accumulated deficit	(65,834)	(60,064)
Accumulated other comprehensive income	1,989	569
	50,584	54,446
Treasury stock, at cost, 1,390,114 shares at September 30, 2012 and December 31, 2011	(21,877)	(21,877)
Total stockholders’ equity	28,707	32,569

Total liabilities and stockholders’ equity	$904,825	$967,984

 See Accompanying Notes to Unaudited Financial Statements

1.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months and Nine Months Ended September 30, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest income
Loans	$6,850	$8,297	$20,839	$26,414
Securities
Taxable	748	1,047	2,432	3,132
Exempt from federal income taxes	105	158	344	550
Federal funds sold and other	23	40	99	108
Total interest income	7,726	9,542	23,714	30,204

Interest expense
Deposits	973	1,937	3,515	6,637
Federal funds purchased and securities sold under agreements to repurchase	10	11	31	32
Federal Home Loan Bank advances	192	347	568	1,114
Series B mandatory redeemable preferred stock	4	4	12	12
Subordinated debentures	157	277	745	821
Notes payable	92	89	280	270
Total interest expense	1,428	2,665	5,151	8,886

Net interest income	6,298	6,877	18,563	21,318
Provision for loan losses	5,750	2,400	8,475	9,900
Net interest income after provision for loan losses	548	4,477	10,088	11,418

Noninterest income
Service charges	1,128	1,232	3,217	3,483
Mortgage banking income	777	341	1,719	1,050
Electronic banking services	550	552	1,640	1,644
Bank-owned life insurance	246	256	734	755
Securities gains	684	—	1,398	379
Total other-than-temporary impairment losses	—	—	—	(499)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment on securities	—	—	—	(499)
Gain (loss) on sale of OREO	40	(12)	465	(60)
Gain (loss) on sale of other assets	—	(16)	—	47
Other income	404	213	1,520	575
	3,829	2,566	10,693	7,374

 See Accompanying Notes to Unaudited Financial Statements

2.

 Centrue Financial Corporation

Unaudited Consolidated Statements Of Income (Loss)

And Comprehensive Income (Loss)

Three Months and Nine Months Ended September 30, 2012 and 2011

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Noninterest expense
Salaries and employee benefits	3,697	3,505	10,981	10,598
Occupancy, net	681	712	1,965	2,136
Furniture and equipment	235	407	902	1,267
Marketing	115	56	284	183
Supplies and printing	67	67	200	208
Telephone	180	229	534	637
Data processing	396	381	1,063	1,120
FDIC insurance	515	323	1,544	1,997
Loan processing and collection costs	337	495	1,427	1,597
OREO valuation adjustment	640	4,473	1,435	5,770
Amortization of intangible assets	238	250	713	789
Other expenses	1,383	1,499	4,257	4,472
	8,484	12,397	25,305	30,774

Income (loss) before income taxes	$(4,107)	$(5,354)	$(4,524)	$(11,982)
Income tax expense (benefit)	(788)	(606)	(788)	(1,352)
Net income (loss)	$(3,319)	$(4,748)	$(3,736)	$(10,630)

Preferred stock dividends	529	505	1,569	1,500
Net income (loss) for common stockholders	$(3,848)	$(5,253)	$(5,305)	$(12,130)

Basic earnings (loss) per common share	$(0.63)	$(0.87)	$(0.87)	$(2.01)
Diluted earnings (loss) per common share	$(0.63)	$(0.87)	$(0.87)	$(2.01)

Total comprehensive income (loss):
Net income (loss)	$(3,319)	$(4,748)	$(3,736)	$(10,630)
Change in unrealized gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	—	—	—	(80)
Change in unrealized gains (losses) on other securities available for sale	1,727	1,075	3,718	3,411
Reclassification adjustment:
Net impairment loss recognized in earnings	—	—	—	499
(Gains) recognized in earnings	(684)	—	(1,398)	(379)
Net unrealized gains (loss)	1,043	1,075	2,320	3,451
Tax expense (benefit)	900	416	900	919
Other comprehensive income (loss)	143	659	1,420	2,532
Total comprehensive income (loss)	$(3,176)	$(4,089)	$(2,316)	$(8,098)

 See Accompanying Notes to Unaudited Financial Statements

3.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(3,736)	$(10,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,042	1,406
Amortization of intangible assets	713	789
Amortization of mortgage servicing rights, net	470	341
Amortization of bond premiums, net	2,071	1,666
Mortgage servicing rights valuation adjustment	—	89
Income tax valuation adjustment	1,369	3,896
Share based compensation	23	54
Provision for loan losses	8,475	9,900
Provision for deferred income taxes	(1,369)	(3,896)
Earnings on bank-owned life insurance	(734)	(755)
Other than temporary impairment, securities	—	499
OREO valuation allowance	1,435	5,770
Securities sale (gains), net	(1,398)	(379)
(Gain) on sale of other assets, net	—	(47)
(Gain) loss on sale of OREO	(465)	60
(Gain) on sale of loans	(1,562)	(787)
Proceeds from sales of loans held for sale	63,119	31,651
Origination of loans held for sale	(61,025)	(31,149)
Change in assets and liabilities
(Increase) decrease in other assets	373	4,166
Increase (decrease) in other liabilities	(1,026)	(2,227)
Net cash provided by operating activities	7,775	10,417
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	38,536	31,946
Proceeds from calls and maturities of securities available for sale	10,310	18,000
Proceeds from sales of securities available for sale	48,381	18,419
Purchases of securities available for sale	(48,189)	(83,212)
Redemption of Federal Home Loan Bank stock	2,088	—
Redemption of Federal Reserve Bank stock	110	1,319
Purchase of Federal Reserve Bank stock	(76)	—
Net decrease (increase) in loans	3,738	64,458
(Purchase) disposal of premises and equipment	(386)	(245)
Proceeds from sale of OREO	7,905	6,152
Net cash from investing activities	62,417	56,837

 See Accompanying Notes to Unaudited Financial Statements

4.

Centrue Financial Corporation

Unaudited Consolidated Statements Of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from financing activities
Net increase (decrease) in deposits	(66,041)	(68,988)
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	(1,367)	5,176
Repayment of advances from the Federal Home Loan Bank	(67,001)	(33,001)
Proceeds from advances from the Federal Home Loan Bank	74,000	10,000
Payments on notes payable	(95)	(90)
Net cash used in financing activities	(60,504)	(86,903)
Net increase (decrease) in cash and cash equivalents	9,688	(19,649)
Cash and cash equivalents
Beginning of period	69,735	82,945
End of period	$79,423	$63,296
Supplemental disclosures of cash flow information
Cash payments for
Interest	$5,003	$9,018
Income taxes	10	19
Transfers from loans to other real estate owned	8,011	19,151

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

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2011 amounts have been reclassified to conform to the 2012 presentation. The annualized results of operations during the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.

Note 2. Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2012 and 2011 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the same periods were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options and warrants. Computations for basic and diluted earnings per share are provided as follows:

6.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 2. Earnings Per Share (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) for common shareholders	$(3,848)	$(5,253)	$(5,305)	$(12,130)
Weighted average common shares outstanding	6,063	6,048	6,063	6,048
Basic earnings per common share	$(0.63)	$(0.87)	$(0.87)	$(2.01)
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,063	6,048	6,063	6,048
Add: dilutive effect of assumed exercised stock options	—	—	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—	—	—
Weighted average common and dilutive potential shares outstanding	6,063	6,048	6,063	6,048
Diluted earnings (loss) per common share	$(0.63)	$(0.87)	$(0.87)	$(2.01)

There were 274,927 options and 508,320 warrants outstanding for the three and nine months ended September 30, 2012 and 464,038 options and 508,320 warrants outstanding for the three and nine months ended September 30, 2011 that were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and therefore, were anti-dilutive. In addition, the Company’s convertible preferred stock was not included in the computation of diluted earnings per share as it was anti-dilutive.

Note 3. Securities

The primary strategic objective related to the Company’s securities portfolio is to assist with liquidity and interest rate risk management. The fair value of securities classified as available-for-sale was $181.5 million at September 30, 2012 compared to $228.8 million at December 31, 2011. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $7.0 million at September 30, 2012 compared to $9.2 million at December 31, 2011. The Company does not have any securities classified as trading or held-to-maturity.

The following tables represent the fair value of available-for-sale securities and the related, gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$7,069	$73	$—	$6,996
States and political subdivisions	16,243	764	—	15,479
U.S. government agency residential mortgage-backed securities	119,130	3,145	—	115,985
Collateralized residential mortgage obligations:
Agency	23,336	234	—	23,102
Private label	1,083	69	—	1,014
Equity securities	2,683	242	—	2,441
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	7,888	1,172	(1,165)	7,881
Corporate	2,000	—	—	2,000
	$181,496	$5,699	$(1,165)	$176,962

7.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

	December 31, 2011
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. government agencies	$3,019	$88	$—	$2,931
States and political subdivisions	18,125	649	(1)	17,477
U.S. government agency residential mortgage-backed securities	177,539	2,790	(101)	174,850
Collateralized residential mortgage obligations:	15,527	229	—	15,298
Agency	1,550	72	(7)	1,485
Private label	2,530	134	—	2,396
Equity securities
Collateralized debt obligations:
Single issue	2,064	—	—	2,064
Pooled	6,600	53	(1,574)	8,121
Corporate	1,882	—	(118)	2,000
	$228,836	$4,015	$(1,801)	$226,622

The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds from calls and maturities	$8,000	$6,080	$10,310	$18,000
Proceeds from sales	30,312	—	48,381	18,419
Realized gains	686	—	1,400	379
Realized losses	(2)	—	(2)	—
Net impairment loss recognized in earnings	—	—	—	(499)
Tax benefit (provision) related to net realized gains and losses	(265)	—	(542)	46

The following table represents securities with unrealized losses not recognized in income presented by the length of time individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Collateralized debt obligations: pooled	$—	$—	$2,206	$(1,165)	$2,206	$(1,165)
Total temporarily impaired	$—	$—	$2,206	$(1,165)	$2,206	$(1,165)

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

The fair values of securities classified as available-for-sale at September 30, 2012, by contractual maturity, are shown as follows. Securities not due at a single maturity date, including mortgage-backed securities, collateralized mortgage obligations, and equity securities are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,156	$2,167
Due after one year through five years	16,204	16,653
Due after five years through ten years	5,488	5,847
Due after ten years	10,572	10,597
U.S. government agency residential mortgage-backed securities	115,985	119,130
Collateralized residential mortgage obligations	24,116	24,419
Equity	2,441	2,683
	$176,962	$181,496

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2012 and 2011:

	2012	2011
Beginning balance, July 1,	$20,597	$20,861
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	—

Ending balance, September 30,	$20,597	$20,861

9.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 3. Securities (Continued)

The following table presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2012 and 2011:

	2012	2011
Beginning balance, January 1,	$20,597	$20,362
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Additions/Subtractions
Amounts realized for securities sold during the period	—	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	499

Ending balance, September 30,	$20,597	$20,861

See Note 9 on Fair Value for additional information about our analysis on the security portfolio related to the fair value and other-than-temporary impairment disclosures of these instruments.

Note 4. Loans

The major classifications of loans follow:

	Aggregate Principal Amount
	September 30, 2012	December 31, 2011

Commercial	$58,444	$63,982
Agricultural & AGRE	42,371	39,128
Construction, land & development	32,431	42,008
Commercial RE	296,495	288,068
1-4 family mortgages	129,245	146,767
Consumer	2,490	2,442
Total Loans	$561,476	$582,395
Allowance for loan losses	(21,070)	(21,232)
Loans, net	$540,406	$561,163

There were $0.2 million and $1.8 million of loans held for sale at September 30, 2012 and December 31, 2011, respectively.

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

10.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table presents the commercial loan portfolio by internal risk rating:

September 30, 2012

	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$1,019	$288	$4,498	$116	$3,230	$625	$9,776
3	2,610	8,914	14,682	1,064	10,248	13,687	51,205
4	7,871	10,613	15,463	2,306	78,495	62,581	177,329
5	9,051	8,813	7,602	11,494	18,726	54,822	110,508
6	461	3,864	—	2,050	7,060	13,943	27,378
7	3,704	1,236	126	14,476	15,954	17,124	52,620
8	—	—	—	925	—	—	925
Total	$24,716	$33,728	$42,371	$32,431	$133,713	$162,782	$429,741

December 31, 2011

	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner-Occupied	Non-Owner Occupied	Total
1-2	$716	$449	$4,833	$3,649	$3,489	$647	$13,783
3	2,938	7,708	15,649	1,034	8,971	17,168	53,468
4	12,989	13,533	14,323	1,566	68,045	44,665	155,121
5	10,405	5,322	3,517	6,200	20,518	51,580	97,542
6	3,374	3,892	741	5,497	10,868	19,900	44,272
7	1,434	1,222	65	24,062	19,720	22,497	69,000
8	—	—	—	—	—	—	—
Total	$31,856	$32,126	$39,128	$42,008	$131,611	$156,457	$433,186

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard. The following table presents the retail residential loan portfolio by internal risk rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
September 30, 2012
Unrated	$68,285	$47,917	$116,202
Special mention	2,580	943	3,523
Substandard	8,831	689	9,520
Doubtful	—	—	—
Total	$79,696	$49,549	$129,245

11.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2011
Unrated	$83,969	$49,498	$133,467
Special mention	907	904	1,811
Substandard	10,013	1,161	11,174
Doubtful	315	—	315
Total	$95,204	$51,563	$146,767

An analysis of the activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2012
Beginning Balance	$1,478	$267	$3,793	$9,765	$2,883	$48	$18,234
Charge-offs	—	(128)	(2,150)	(191)	(714)	—	(3,183)
Recoveries	1	19	2	239	7	1	269
Provision	503	(48)	2,234	1,264	1,792	5	5,750
Ending Balance	$1,982	$110	$3,879	$11,077	$3,968	$54	$21,070

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2011
Beginning Balance	$1,751	$386	$6,310	$13,009	$2,867	$35	$24,358
Charge-offs	(151)	(21)	(3,018)	(961)	(194)	(9)	(4,354)
Recoveries	17	3	451	12	426	1	910
Provision	509	(362)	1,372	702	170	9	2,400
Ending Balance	$2,126	$6	$5,115	$12,762	$3,269	$36	$23,314

An analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2012
Beginning Balance	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232
Charge-offs	—	(215)	(3,243)	(4,120)	(1,792)	(6)	(9,376)
Recoveries	1	62	288	370	14	4	739
Provision	391	258	2,023	3,147	2,656	—	8,475
Ending Balance	$1,982	$110	$3,879	$11,077	$3,968	$54	$21,070

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

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$1,510	$41	$2,744	$6,852	$2,327	$2	$13,476
Loans collectively evaluated for impairment	472	69	1,135	4,225	1,641	52	7,594
Total ending allowance balance:	$1,982	$110	$3,879	$11,077	$3,968	$54	$21,070

Loan balances:
Loans individually evaluated for impairment	$4,712	$126	$15,401	$29,746	$9,510	$4	$59,499
Loans collectively evaluated for impairment	53,732	42,245	17,030	266,749	119,735	2,486	501,977
Loans with an allowance recorded:	$58,444	$42,371	$32,431	$296,495	$129,245	$2,490	$561,476

December 31, 2011	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$715	$—	$2,228	$5,211	$1,591	$5	$9,750
Loans collectively evaluated for impairment	875	5	2,583	6,469	1,499	51	11,482
Total ending allowance balance:	$1,590	$5	$4,811	$11,680	$3,090	$56	$21,232

Loan balances:
Loans individually evaluated for impairment	$2,463	$65	$24,062	$36,141	$10,563	$5	$73,299
Loans collectively evaluated for impairment	61,519	39,063	17,946	251,927	136,204	2,437	509,096
Loans with an allowance recorded:	$63,982	$39,128	$42,008	$288,068	$146,767	$2,442	$582,395

13.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

Troubled Debt Restructurings:

The Company had troubled debt restructurings (“TDRs”) of $3.9 million and $7.1 million as of September 30, 2012 and December 31, 2011, respectively. Specific reserves of $0.1 million and $0.95 million were allocated to TDRs as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, nonaccrual TDR loans were $3.8 million, as compared to $6.0 million at December 31, 2011. September 30, 2012 there were $0.1 million of TDRs on accrual status compared to December 31, 2011, when $1.1 million was on accrual. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of September 30, 2012.

At September 30, 2012, the Company held loans whose terms had been modified as troubled debt restructuring. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 16 months. During the nine month period ending September 30, 2012, there was one TDR added in the amount of $0.9 million during the first quarter and two TDRs added in the third quarter in the amount $0.1 million. The TDR from the first quarter was subsequently removed in the second quarter as the collateral was sold, specific provision charged-off and the remaining loan balance paid-off. The TDRs added during the three month period ending September 30, 2012, have specific reserves of $0.02 million allocated to them.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three or nine month period ending September 30, 2012.

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

14.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables present data on impaired loans:

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$181	$195	$—	$87	$2	$2
Line of credit	65	328	—	39	1	1
Agricultural & AG RE	—	—	—	39	—	—
Construction, land & development	2,721	8,472	—	4,120	—	—
CRE - all other
Owner occupied	4,755	4,857	—	4,655	26	23
Non-owner occupied	4,532	4,532	—	5,466	224	200
1-4 family residential
Senior lien	1,113	1,568	—	1,214	5	4
Jr. lien & lines of credit	261	337	—	358	7	7
Consumer	2	2	—	1	—	—
Subtotal	13,630	20,291	—	15,979	265	237

Loans with an allowance recorded:
Commercial
Closed-end	$3,295	$3,423	$1,510	$2,105	$104	$98
Line of credit	1,171	1,171	—	1,185	—	(10)
Agricultural & AG RE	126	126	41	62	1	1
Construction, land & development	12,680	24,763	2,744	15,367	16	14
CRE - all other
Owner occupied	11,075	11,608	4,496	11,970	448	355
Non-owner occupied	9,384	9,608	2,356	10,099	129	104
1-4 family residential
Senior lien	7,708	8,362	2,001	7,779	184	173
Jr. lien & lines of credit	428	575	326	488	8	8
Consumer	2	2	2	3	—	—
Subtotal	45,869	59,638	13,476	49,058	890	743
Total	$59,499	$79,929	$13,476	$65,037	$1,155	$980

Commercial	$49,985	$69,083	$11,147	$55,194	$951	$788
Residential	$9,510	$10,842	$2,327	$9,839	$204	$192
Consumer	$4	$4	$2	$4	$—	$—

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

Due to the economic conditions facing many of its customers, the Company determined that there were $12.8 million and $28.6 million of loans that were classified as impaired but were considered to be performing loans at September 30, 2012 and December 31, 2011, respectively.

16.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following tables represent activity related to loan portfolio aging:

September 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$39	$—	$1,974	$2,013	$22,703	$24,716
Line of credit	81	—	1,216	1,297	32,431	33,728
Agricultural & AG RE	70	—	126	196	42,175	42,371
Construction, land & development	145	—	15,083	15,228	17,203	32,431
CRE - all other
Owner occupied	1,110	839	13,661	15,610	118,103	133,713
Non-owner occupied	752	—	6,232	6,984	155,798	162,782
1-4 family residential
Senior lien	854	624	7,820	9,298	70,398	79,696
Jr. lien & lines of credit	349	21	558	928	48,621	49,549
Consumer	3	—	—	3	2,487	2,490
Total	$3,403	$1,484	$46,670	$51,557	$509,919	$561,476

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$1,183	$—	$95	$1,278	$30,578	$31,856
Line of credit	—	43	1,222	1,265	30,861	32,126
Agricultural & AG RE	—	—	65	65	39,063	39,128
Construction, land & development	—	472	23,738	24,210	17,798	42,008
CRE - all other					—
Owner occupied	2,477	1,357	8,633	12,467	119,144	131,611
Non-owner occupied	3,207	3,000	6,572	12,779	143,678	156,457
1-4 family residential					—
Senior lien	2,832	691	3,588	7,111	88,093	95,204
Jr. lien & lines of credit	738	151	806	1,695	49,868	51,563
Consumer	10	—	4	14	2,428	2,442
Total	$10,447	$5,714	$44,723	$60,884	$521,511	$582,395

The Company did not hold any loans as of September 30, 2012 or December 31, 2011 that were ninety or more days past due and still on accrual status.

17.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 4. Loans (Continued)

The following table represents data for nonaccrual loans:

	For the period ended
	September 30, 2012	December 31, 2011
Commercial
Closed-end	$1,974	$95
Line of credit	1,216	1,222
Agricultural & AG RE	126	65
Construction, land & development	15,083	23,738
CRE - all other
Owner occupied	13,661	8,633
Non-owner occupied	6,232	6,572
1-4 family residential
Senior lien	7,820	3,588
Jr. lien & lines of credit	558	806
Consumer	—	4
Total	$46,670	$44,723

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

A summary of the status of the option plans as of September 30, 2012, and changes during the period ended on those dates is presented below:

	September 30, 2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	328,438	$16.17
Granted	—	—
Exercised	—	—
Forfeited	(53,511)	16.96
Outstanding at end of period	274,927	$16.01	2.5 years	$—
Vested or expected to vest	273,820	$16.03	2.5 years	$—
Options exercisable at period end	250,327	$16.42	2.5 years	$—

18.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 5. Share Based Compensation (Continued)

Options outstanding at September 30, 2012 and December 31, 2011 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Number	Weighted-Average Exercise Price
September 30, 2012:
$ 5.24 - $ 13.00	73,500	3.4 years	56,100	$7.18
13.24 - 18.63	92,327	1.8 years	85,127	17.25
19.03 - 23.31	109,100	2.6 years	109,100	20.53
	274,927	2.5 years	250,327	$16.42
December 31, 2011:
$ 5.24 - $ 13.00	75,500	4.2 years	49,400	$6.89
13.24 - 18.63	124,838	2.0 years	110,438	16.43
19.03 - 23.31	128,100	3.0 years	124,500	20.77
	328,438	2.9 years	284,338	$16.67

There were no options exercised for the periods ended September 30, 2012 and 2011. The compensation cost that has been charged against income for the stock options portion of the Option Plans was $0.01 million and $(0.005) million for the three months ended September 30, 2012 and 2011, and $0.02 million and $0.05 million for the nine months ended September 30, 2012 and 2011, respectively.

There were no stock options granted during the 2012 and 2011 periods.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2012 and beyond is estimated as follows:

Amount
October, 2012 - December, 2012	$10
2013	18
2014	—
Total	$28

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

The Treasury segment is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk. Information reported internally for performance assessment follows:

	Three Months Ended
	September 30, 2012
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,786	$4,894	$(495)	$113	$6,298
Other revenue	2,396	362	684	387	3,829
Other expense	2,577	1,450	44	3,899	7,970
Noncash items
Depreciation	216	1	—	59	276
Provision for loan losses	1,797	3,953	—	—	5,750
Other intangibles	238	—	—	—	238
Net allocations	815	2,443	200	(3,458)	—
Income tax benefit	(29)	(846)	87	—	(788)
Segment profit (loss)	$(1,432)	$(1,745)	$(142)	$—	$(3,319)

Segment assets	$153,649	$459,138	$205,319	$86,719	$904,825

20.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

 Note 7. Segment Information (Continued)

	Three Months Ended
	September 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$1,918	$5,476	$(411)	$(106)	$6,877
Other revenue	2,111	229	—	226	2,566
Other expense	2,607	5,129	45	3,906	11,687
Noncash items
Depreciation	270	—	—	190	460
Provision for loan losses	179	2,221	—	—	2,400
Other intangibles	250	—	—	—	250
Net allocations	1,200	2,489	287	(3,976)	—
Income tax benefit	13	(597)	(22)	—	(606)
Segment profit (loss)	$(490)	$(3,537)	$(721)	$—	$(4,748)

Segment assets	$178,774	$496,275	$267,110	$66,794	$1,008,953

	Nine Months Ended
	September 30, 2012
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$5,485	$14,492	$(1,362)	$(52)	$18,563
Other revenue	6,386	1,797	1,398	1,112	10,693
Other expense	7,590	4,009	132	11,819	23,550
Noncash items
Depreciation	689	1	—	352	1,042
Provision for loan losses	2,656	5,819	—	—	8,475
Other intangibles	713	—	—	—	713
Net allocations	2,969	7,413	729	(11,111)	—
Income tax benefit	(29)	(846)	87	—	(788)
Segment profit (loss)	$(2,717)	$(107)	$(912)	$—	$(3,736)

Segment assets	$153,649	$459,138	$205,319	$86,719	$904,825

	Nine Months Ended
	September 30, 2011
	Retail	Commercial	Treasury	Other	Total
	Segment	Segment	Segment	Operations	Company
Net interest income (loss)	$5,922	$17,293	$(1,537)	$(360)	$21,318
Other revenue	6,008	681	(120)	805	7,374
Other expense	7,960	7,555	132	12,932	28,579
Noncash items
Depreciation	818	1	—	587	1,406
Provision for loan losses	1,024	8,876	—	—	9,900
Other intangibles	789	—	—	—	789
Net allocations	3,976	8,096	1,002	(13,074)	—
Income tax benefit	(14)	(1,181)	(157)	—	(1,352)
Segment profit (loss)	$(2,623)	$(5,373)	$(2,634)	$—	$(10,630)

Segment assets	$178,774	$496,275	$267,110	$66,794	$1,008,953

21.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 8. Borrowed Funds and Debt Obligations

As of September 30, 2012, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. This original agreement was entered into with Bank of America and consisted of three credit facilities: a secured revolving line of credit, a secured term facility, and a subordinated debt. In February 2009, the loan agreement on the revolving line of credit was amended resulting in an aggregate principal amount of $20.3 million. The first credit facility consisted of a $10.0 million secured revolving line of credit which matured on June 30, 2009 and was not renewed by Bank of America. The second credit facility consists of a $0.3 million secured term facility, which will mature in March 31, 2015. The third credit facility consists of $10.0 million in subordinated debt, which also matures in March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank all rights, title, interest in to and under the loan agreements dated March 31, 2008. Repayment of each of the remaining two credit facilities is interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility is secured by a pledge of the stock of the Bank. The subordinated debt credit facility is unsecured and is intended to qualify as Tier II capital for regulatory purposes. However, the amount included in Tier II capital has been reduced by 60% as of September 30, 2012 due to a sub-debt phase-out provision and will be further reduced by 20% in each of the next two years. The outstanding balance of the debt agreements was $10.3 million as of September 30, 2012 and December 31, 2011. The Company requires regulatory approval in order to make the quarterly interest payments under our debt agreements as described in Note 13.

On March 7, 2011, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the Company and Bank level so that the Company returned to full compliance with the terms of its credit agreement as of December 31, 2010. The amendment contains customary covenants, including but not limited to, the Company and the Bank’s maintenance of its status as adequately capitalized and the Bank’s minimum loan loss reserves to total loans of 3.00%. As of December 31, 2011, the Company was in compliance with all covenants, with the exception of the Tier 1 leverage ratio, and all payments remain current. A covenant waiver was received from the lender as of December 31, 2011; the loan covenants were revised through an amendment effective quarter-end March 31, 2012 and each quarter thereafter to maintain the adequately capitalized levels for the Bank and remove the holding company capital requirements. As of September 30, 2012, the Company and Bank are in compliance with the covenants of the amended agreement.

Additionally, the Company has a note outstanding to an individual with an imputed interest rate of 5.25% maturing October 24, 2012 from a prior acquisition. The balance as of September 30, 2012 and December 31, 2011 was $0.1 million and $0.2 million, respectively.

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

Finally, an independent valuation of our portfolio was obtained. This was weighted as the final overall step to arrive at our valuation for September 30, 2012 using 55% for the internal weighting and 45% for the external one. Due to market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

23.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

At September 30, 2012, the Company held five pooled trust preferred CDOs with an amortized cost of $7.9 million. These securities were rated high quality (A3 and above) at inception, but at September 30, 2012, these securities were rated as Ca, which are defined as highly speculative and/or default, with some recovery; and C, which is the lowest rating. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The Company performed an analysis including evaluation for OTTI for each of the five CDOs.  During the third quarter of 2012, our model indicated no OTTI was needed for credit impairment. Management has determined that the remaining CDOs are deemed to be only temporarily impaired at quarter-end due to the projected cash flows adjusted for the possible further deterioration is sufficient to return the outstanding principal balance with interest at the stated rate.

Private Label CMOs. Private label CMOs were also evaluated using management’s internal analysis process. These securities were rated high quality (A3 and above) at inception and are primarily supported by prime collateral, although the RAST Series security has some alt-a collateral support. During the third quarter of 2012, our model indicated no OTTI on these CMOs, with an aggregate cost basis of $1.0 million.

Single Issue Trust Preferred. During the third quarter of 2010, the Company purchased $3.8 million of single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. As of September 30, 2012, the aggregate cost basis on these securities was $2.1 million as there have been calls on these securities in previous quarters.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
U.S. government agencies	$7,069	$—	$7,069	$—
State and political subdivisions	16,243	—	16,243	—
U.S. government agency residential mortgage-backed securities	119,130	—	119,130	—
Collateralized mortgage obligations:
Agency	23,336	—	23,336	—
Private Label	1,083	—	—	1,083
Equities	2,683	—	2,683	—
Collateralized debt obligations:
Single Issue	2,064	—	2,064	—
Pooled	7,888	—	—	7,888
Corporate	2,000	—	2,000	—
Available-for-sale securities	$181,496	$—	$172,525	$8,971

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

There were no transfers between Level 1 and Level 2 during the nine months ended 2012 or all of 2011.

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

	Securities Available for Sale
	2012		2011
	CDOs	CMOs	CDOs	CMOs
Beginning balance, July 1	$6,977	$1,280	$5,470	$3,004

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	—	—
Payment received	(75)	(155)	(1)	(955)
Other changes in fair value	—	—	—	1
Included in other comprehensive income	986	(42)	294	128
Ending Balance, September 30	$7,888	1,083	5,763	2,178

25.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

 Note 9. Fair Value (Continued)

	Securities Available for Sale
	2012		2011
	CDOs	CMOs	CDOs	CMOs
Beginning balance, January 1	$6,600	$1,550	$4,422	$4,936

Transfers into Level 3	—	—	—	—
Total gains or losses (realized/unrealized) included in earnings
Security impairment	—	—	(499)	—
Payment received	(240)	(472)	14	(3,117)
Other changes in fair value	1	1	3	2
Included in other comprehensive income	1,527	4	1,823	357
Ending Balance, September 30	$7,888	$1,083	$5,763	$2,178

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateralized mortgage obligations	$1,083	Collateral coverage	Probability of loss	0% - 40% (34%)
			Coverage ratio	5x – 5x (5x)

Collateralized debt obligations	$7,888	Discounted cash flow	Collateral default rate	4% - 30% (8%)
			Discount rate	3% - 5% (3%)

The significant unobservable inputs used in the fair value measurement of the Company’s collateralized mortgage obligations are probability of loss and a specified coverage ratio. Significant increases/(decreases) in any of the those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt obligations are probabilities of specific-issuer defaults and deferrals. Significant increases in specific-issuer default assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default and deferral assumptions would result in a higher fair value measurement.

26.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis:

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Impaired loans
Commercial
Closed end	$1,785	$—	$—	$1,785
Line of credit	1,171	—	—	1,171
Agricultural & AGRE	85	—	—	85
CRE - construction, land & development	9,936	—	—	9,936
CRE - all other
Owner occupied	6,579	—	—	6,579
Non-owner occupied	7,028	—	—	7,028
1-4 family residential
Senior lien	5,707	—	—	5,707
Junior lien & lines of credit	102	—	—	102
Consumer	—	—	—	—

	Carrying	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

OREO property
Commercial
Closed end	$—	$—	$—	$—
Line of credit	—	—	—	—
Agricultural & AGRE	261	—	—	261
CRE - construction, land & development	7,963	—	—	7,963
CRE - all other
Owner occupied	2,100	—	—	2,100
Non-owner occupied	3,755	—	—	3,755
1-4 family residential
Senior lien	72	—	—	72
Junior lien & lines of credit	—	—	—	—
Consumer	—	—	—	—

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

28.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

Impaired loans had a carrying amount of $45.9 million with specific loan loss allocations of $13.5 million in third quarter 2012, resulting in additional provision for loan losses of $8.9 million for the period. At December 31, 2011, impaired loans had a carrying amount of $54.4 million with a specific loan loss allocation of $9.7 million resulting in an additional provision for loan losses of $9.8 million for the year ended December 31, 2011. The majority of our impaired loans are collateralized by real estate.

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

OREO properties measured at fair value, less costs to sell, had a net carrying amount of $14.2 million which is made up of the outstanding balance of $22.8 million, net of a valuation allowance of $8.6 million at September 30, 2012, resulting in a write-down of $0.6 million for the third quarter of 2012 and a write-down of $1.4 million for the nine month period ending September 30, 2012. This compares to 2011 when OREO properties with a carrying value of $16.6 million were written down to their fair value of $8.8 million, which resulted in a charge to earnings of $7.8 million during the year.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$1,785			20% - 100% (30%)
Line of Credit	1,171			20% - 100% (30%)
Agricultural & AGRE	85			10% - 55% (12%)
CRE - Construction, land & development	9,936			10% - 55% (14%)
CRE - all other
Owner occupied	6,579			10% - 55% (18%)
Non-owner occupied	7,028			10% - 55% (18%)
1-4 family residential
Senior lien	5,707			10% - 50% (16%)
Junior lien & lines of credit	102			20% - 100% (51%)
Consumer	—			0% - 60% (0%)

29.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

OREO property		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed End	$—			—
Line of Credit	—			—
Agricultural & AGRE	261			10% (10%)
CRE - Construction, land & development	7,963			8% - 55% (17%)
CRE - all other
Owner occupied	2,100			15% - 55% (15%)
Non-owner occupied	3,755			10% - 55% (13%)
1-4 family residential
Senior lien	72			6% - 55% (12%)
Junior lien & lines of credit	—			—
Consumer	—			—

The Methods and Assumptions Used to Estimate Fair Value of Financial Instruments

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

30.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 9. Fair Value (Continued)

		Fair Value measurements at September 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$79,423	$74,423	$5,000	$—	$79,423
Securities	181,496	—	172,525	8,971	181,496
Restricted securities	7,028	—	—	—	NA
Net loans	540,406	—	—	527,836	527,836
Accrued interest receivable	3,003	—	813	2,190	3,003
Financial liabilities
Deposits	$782,597	$—	$784,872	$—	$784,872
Federal funds purchased and securities sold under agreements to repurchase	16,669	—	16,669	—	16,669
Federal Home Loan Bank advances	30,057	—	31,333	—	31,333
Notes payable	10,345	—	—	10,375	10,375
Subordinated debentures	20,620	—	—	12,792	12,792
Series B mandatorily redeemable preferred stock	268	—	268	—	268
Accrued interest payable	4,189	—	762	3,427	4,189

The estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Fair Value

Financial assets
Cash and cash equivalents	$69,735	$69,735
Securities	228,836	228,836
Restricted securities	9,150	NA
Net loans	561,163	540,612
Accrued interest receivable	3,123	3,123
Financial liabilities
Deposits	$848,638	$849,141
Federal funds purchased and securities sold under agreements to repurchase	18,036	18,036
Federal Home Loan Bank advances	23,058	24,604
Notes payable	10,440	9,321
Subordinated debentures	20,620	14,023
Series B mandatorily redeemable preferred stock	268	268
Accrued interest payable	4,041	4,041

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

On August 10, 2009, the Company announced that it would defer scheduled dividend payments on the Series C, fixed rate cumulative, perpetual preferred stock. Under the Securities Purchase Agreement entered into with the U.S. Treasury under the TARP program, if a company defers six dividend payments payable to the U.S. Treasury, the U.S. Treasury has the right to appoint up to two directors to its board of directors. As of June 30, 2012 the two directors had been appointed. The Company is accruing the dividends in accordance to GAAP and the terms of the program. At September 30, 2012 and December 31, 2011 the amounts accrued are $6.0 million and $4.6 million, respectively. The Company may, at its option with regulatory concurrence, redeem the deferred securities at their liquidation preference plus accrued and unpaid dividends at any time.

Both the preferred securities and the warrant are accounted for as components of regulatory Tier I capital. Per accounting guidelines, the Company is accreting the discount for this instrument.

The U.S. Treasury has notified the Company that the preferred securities and the warrant may be placed into pooled “Dutch Auctions” after October 9, 2012.

Note 11. Intangible Assets

Acquired intangible assets were as follows as of the quarter ending:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$14,124	$10,154	$14,124	$9,441
Missouri charter	581	—	581	—
Total	$14,705	$10,154	$14,705	$9,441

Aggregate amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011. Aggregate amortization expense was $0.7 million and $0.8 million for the nine months ended September 30, 2012 and 2011.

33.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 11. Intangible Assets (Continued)

Estimated amortization expense for subsequent periods is as follows:

Remaining quarters in 2012	$238
2013	951
2014	951
2015	951
2016	879
Thereafter	—

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

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation adjustment was necessary as of December 31, 2011 and September 30, 2012. A three year cumulative loss position and continued near-term losses represent negative evidence that cannot be overcome with future taxable income.

Below is a summary of items included in the deferred tax inventory as of September 30, 2012 and December 31, 2011:

	Balance at	Balance at
	9/30/2012	12/31/2011	Change
Allowance for loan loss	$8,177	$8,239	$(62)
Impairment on securities portfolio	8,095	8,095	—
Net operating loss carryforwards	21,160	19,388	1,772
Valuation adjustments on OREO property	3,348	3,020	328
Basis adjustment form merger	(1,281)	(1,467)	186
Mortgage servicing rights	(775)	(810)	35
Securities available-for-sale	(1,760)	(859)	(901)
All other	(46)	(57)	11
Net deferred tax before allowance	$36,918	$35,549	$1,369
Valuation allowance	(36,918)	(35,549)	(1,369)
Net deferred tax assets	$—	$—	$—

34.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total capital (to risk-weighted assets)
Centrue Financial	$54,209	8.4%	$51,720	8.0%	N/A	N/A
Centrue Bank	66,378	10.5	50,789	8.0	63,486	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$30,873	4.8	$25,860	4.0	N/A	N/A
Centrue Bank	58,280	9.2	25,395	4.0	38,092	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$30,873	3.4	$36,500	4.0	N/A	N/A
Centrue Bank	58,280	6.4	36,412	4.0	45,515	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Centrue Financial	$61,151	9.0%	$54,184	8.0%	N/A	N/A
Centrue Bank	68,637	10.3	53,409	8.0	66,762	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$37,194	5.5	$27,092	4.0	N/A	N/A
Centrue Bank	60,133	9.0	26,705	4.0	40,057	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$37,194	3.7	$39,768	4.0	N/A	N/A
Centrue Bank	60,133	6.1	39,681	4.0	49,602	5.0

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

35.

Centrue Financial Corporation

Notes to Unaudited Consolidated Financial Statements

(Table Amounts In Thousands, Except Share Data)

Note 13. Regulatory Matters (Continued)

The Company has incurred net losses of $3.7 million for the first nine months of 2012 and $10.6 million for the full year 2011 due to loan losses and reduced net interest income. The Company is subject to ongoing monitoring by its regulatory agencies and requires regulatory approval in order to make the quarterly interest payments to Cole Taylor under our debt agreements. The Company has sufficient cash at September 30, 2012 and management believes regulatory approval will be obtained for the remaining interest payments due in 2012. Should the Company and/or its bank subsidiary capital levels fall below “adequately capitalized”, regulatory actions may be taken including requiring us to have higher capital requirements than those required by Prompt Corrective Action regulations. At September 30, 2012 and December 31, 2011, the Company had a Tier 1 leverage ratio of 3.4% and 3.7% which is below the “adequately-capitalized” threshold for that ratio. Management is not aware of any further regulatory actions at this time.

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

36.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the nine months ended September 30, 2012 as compared to the same period in 2011. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.

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

Results of Operations

Net Income (Loss)

Net loss for the three months ended September 30, 2012 equaled $3.3 million or a loss of $0.63 per common diluted share as compared to a net loss of $4.7 million or a loss of $0.87 per common diluted share in the third quarter of 2011. For the first nine months of 2012, the Company had a net loss $3.7 million or a loss of $0.87 per common diluted share as compared to a loss of $10.6 million or a loss of $2.01 per common diluted share for the same period in 2011.

The results for the third quarter 2012 were adversely impacted by a $5.8 million provision for loan losses and OREO valuation adjustment of $0.6 million largely related to asset quality deterioration in the Company’s commercial and residential real estate portfolios and declining collateral values. During the third quarter of 2011, the Company recorded a $2.4 million provision for loan losses and a $4.5 million OREO valuation adjustment.

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

Fully tax equivalent net interest income for the third quarter 2012 decreased 8.6% to $6.4 million as compared to $7.0 million for the same period in 2011. The decrease in net interest income from 2011 was primarily due to average loan volume decline, increased rate competition for loan renewals and higher premium amortization due to increased prepayments and lower coupon income with adjustable resets in the security portfolio. Positively impacting net interest income were lower cost of funds led by a 43 basis points reduction in the yield on time deposits and a 42 basis point yield reduction on money market accounts.

The net interest margin was 3.20% for the third quarter of 2012, representing an increase of 6 basis points from the 3.14% recorded at third quarter of 2011. The Bank’s net interest margin was 3.33% for the third quarter of 2012, representing an increase of 2 basis points from 3.31% recorded at both the second quarter of 2012 and the third quarter of 2011. Due largely to the protracted economic downturn, the lost interest income on nonaccrual loans and the Company’s interest rate sensitivity, the margin will likely remain under pressure throughout 2012.

Fully tax equivalent net interest income for the nine months ended September 30, 2012 totaled $18.8 million, representing a decrease of $2.9 million or 13.4% compared to the $21.7 million earned during the same period in 2011. The net interest margin was 3.11% for the nine months ended September 30, 2012, representing a decrease of 1 basis point from 3.12% recorded in the same period of 2011. The decrease of net interest income and the net interest margin was driven by the same factors impacting the third quarter.

39.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET

AND ANALYIS OF NET INTEREST INCOME

	For the Three Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,853	$12	1.78%	$2,803	$18	2.59%	$3	$(9)	$(6)
Securities
Taxable	206,752	749	1.44	209,010	1,044	1.98	33	(328)	(295)
Non-taxable	10,897	159	5.82	17,526	243	5.50	(94)	10	(84)

Total securities (tax equivalent)	217,649	908	1.66	226,536	1,287	2.26	(61)	(318)	(379)

Federal funds sold	5,620	11	0.83	10,675	22	0.80	(4)	(7)	(11)

Loans
Commercial	87,564	1,071	4.87	115,924	1,598	5.47	(347)	(180)	(527)
Real estate	474,224	5,733	4.81	524,050	6,649	5.03	(586)	(330)	(916)
Installment and other	3,167	58	7.20	2,710	70	10.21	20	(32)	(12)

Gross loans (tax equivalent)	564,955	6,862	4.83	642,684	8,317	5.13	(913)	(542)	(1,455)

Total interest-earnings assets	791,077	7,793	3.92	882,698	9,644	4.34	(975)	(876)	(1,851)

Noninterest-earning assets
Cash and cash equivalents	46,668			55,275
Premises and equipment, net	23,152			24,766
Other assets	56,925			58,230

Total nonearning assets	126,745			138,271

Total assets	$917,822			$1,020,969

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	91,951	15	0.07	85,456	50	0.23	12	(47)	(35)
Money market accounts	124,014	69	0.22	127,554	205	0.64	28	(164)	(136)
Savings deposits	102,681	5	0.02	95,764	36	0.15	10	(41)	(31)
Time deposits	344,319	884	1.02	450,130	1,646	1.45	(341)	(421)	(762)
Federal funds purchased and repurchase
Agreements	16,685	10	0.25	17,732	11	0.24	(1)	—	(1)
Advances from FHLB	39,089	192	1.95	49,417	347	2.79	(46)	(109)	(155)
Notes payable	31,509	253	3.21	31,944	370	4.61	28	(145)	(117)

Total interest-bearing liabilities	750,248	1,428	0.76	857,997	2,665	1.23	(310)	(927)	(1,237)

Noninterest-bearing liabilities
Noninterest-bearing deposits	119,642			112,384
Other liabilities	15,676			13,643
Total noninterest-bearing liabilities	135,318			126,027

Stockholders’ equity	32,256			36,945

Total liabilities and stockholders’ equity	$917,822			$1,020,969

Net interest income (tax equivalent)		$6,365			$6,979		$(665)	$51	$(614)

Net interest income (tax equivalent) to total earning assets			3.20%			3.14%

Interest-bearing liabilities to earning assets			94.84%			97.20%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

40.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

AVERAGE BALANCE SHEET

AND ANALYIS OF NET INTEREST INCOME

	For the Nine Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Change Due To:
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Net
ASSETS

Interest-earning assets
Interest-earning deposits	$2,794	$56	2.68%	$2,922	$60	2.75%	$10	$(14)	$(4)
Securities
Taxable	219,543	2,430	1.48	210,283	3,117	1.98	542	(1,229)	(687)
Non-taxable	11,957	524	5.85	20,815	849	5.46	(352)	27	(325)

Total securities (tax equivalent)	231,500	2,954	1.70	231,098	3,966	2.29	190	(1,202)	(1,012)

Federal funds sold	5,620	43	1.03	7,424	48	0.86	7	(12)	(5)

Loans
Commercial	90,128	3,433	5.09	133,022	5,392	5.42	(1,497)	(462)	(1,959)
Real estate	474,001	17,282	4.87	551,817	20,881	5.06	(2,463)	(1,136)	(3,599)
Installment and other	2,477	165	8.89	2,552	206	10.77	(18)	(23)	(41)

Gross loans (tax equivalent)	566,606	20,880	4.92	687,391	26,479	5.15	(3,978)	(1,621)	(5,599)

Total interest-earnings assets	806,520	23,933	3.96	928,835	30,553	4.40	(3,771)	(2,849)	(6,620)

Noninterest-earning assets
Cash and cash equivalents	52,915			55,630
Premises and equipment, net	23,313			25,106
Other assets	57,085			50,308

Total nonearning assets	133,313			131,044

Total assets	$939,833			$1,059,879

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities
NOW accounts	88,373	48	0.07	85,188	141	0.22	27	(120)	(93)
Money market accounts	119,987	226	0.25	129,658	695	0.72	59	(528)	(469)
Savings deposits	102,597	25	0.03	97,706	109	0.15	25	(109)	(84)
Time deposits	376,512	3,216	1.14	474,692	5,692	1.60	(870)	(1,606)	(2,476)
Federal funds purchased and repurchase
Agreements	16,777	31	0.25	17,707	32	0.24	(2)	1	(1)
Advances from FHLB	31,981	568	2.37	51,586	1,114	2.89	(343)	(203)	(546)
Notes payable	31,404	1,037	4.41	31,824	1,103	4.64	18	(84)	(66)

Total interest-bearing liabilities	767,631	5,151	0.90	888,361	8,886	1.34	(1,086)	(2,649)	(3,735)

Noninterest-bearing liabilities
Noninterest-bearing deposits	124,373			118,038
Other liabilities	15,423			14,361
Total noninterest-bearing liabilities	139,796			132,399

Stockholders’ equity	32,406			39,119

Total liabilities and stockholders’ equity	$939,833			$1,059,879

Net interest income (tax equivalent)		$18,782			$21,667		$(2,685)	$(200)	$(2,885)

Net interest income (tax equivalent) to total earning assets			3.11%			3.12%

Interest-bearing liabilities to earning assets			95.18%			95.64%

(1)	Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2)	Interest income and average rate on non-taxable securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3)	Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(4)	Loan fees are included in the specific loan category.

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

The provision for loan losses for third quarter 2012 was $5.8 million, compared to $1.4 million and $2.4 million for second quarter 2012 and third quarter 2011, respectively. The increase in provision expense from the prior year was warranted based on an increase in the level of nonperforming mainly due to the further deterioration of three credits previously identified that migrated to nonperforming status during the period.

Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential, agricultural and commercial real estate, and commercial development exposures. Many of these relationships continued to show duress due to the ongoing economic downturn being experienced for this industry that existed throughout the third quarter 2012 and is projected to continue through the remainder of the year. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies will rise requiring further increases in the provision for loan losses. Management believes that the allowance for loan losses at September 30, 2012 represented probable incurred credit losses inherent in the loan portfolio.

Noninterest Income

Noninterest income consists of a wide variety of fee-based revenues from bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. The following table summarizes the Company’s noninterest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Service charges	$1,128	$1,232	$3,217	$3,483
Mortgage banking income	777	341	1,719	1,050
Electronic banking services	550	552	1,640	1,644
Bank owned life insurance	246	256	734	755
Other Income	404	213	1,520	575
Subtotal recurring noninterest income	3,105	2,594	8,830	7,507
Securities gains	684	—	1,398	379
Net impairment on securities	—	—	—	(499)
Gain (loss) on sale of Oreo	40	(12)	465	(60)
Gain (loss) on sale of other assets	—	(16)	—	47
Total noninterest income	$3,829	$2,566	$10,693	$7,374

Noninterest income totaled $3.8 million for the three months ended September 30, 2012, compared to $2.6 million for the same period in 2011. Excluding credit impairment charges on CDO securities and gains related to the sale of OREO, securities and other assets from both periods, noninterest income increased by $0.5 million or 19.2%. This $0.5 million increase was derived mainly from an increase in mortgage banking.

42.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

For the nine months ended September 30, 2012 noninterest income saw a dramatic improvement to $10.7 million during the period compared to $7.4 million the prior year. Excluding the above referenced nonrecurring items, the 2012 period saw an increase of $1.3 million or 14.8% in noninterest income compared to the same period in 2011. This increase was driven by improvements in mortgage banking revenue and increased rental income on real estate. Partially offsetting these improvements was a decrease in service charges.

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. The following table summarizes the Company’s noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Salaries and employee benefits	$3,697	$3,505	$10,981	$10,598
Occupancy expense, net	681	712	1,965	2,136
Furniture and equipment expense	235	407	902	1,267
Marketing	115	56	284	183
Supplies and printing	67	67	200	208
Telephone	180	229	534	637
Data processing	396	381	1,063	1,120
FDIC Insurance	515	323	1,544	1,997
Loan processing and collection costs	337	495	1,427	1,597
Amortization of intangibles assets	238	250	713	789
Other expenses	1,383	1,499	4,257	4,472
Subtotal recurring noninterest expenses	7,844	7,924	23,870	25,004
OREO valuation adjustments	640	4,473	1,435	5,770
Total noninterest expense	$8,484	$12,397	$25,305	$30,774

Total noninterest expense for the third quarter of 2012 was $8.5 million, compared to $12.4 million recorded during the same period in 2011. Excluding OREO valuation adjustments from both periods, noninterest expense levels decreased by $0.1 million, or 1.3%. This $0.1 million decline in expenses was spread over various categories, including net occupancy costs, furniture and equipment, telephone, amortization of intangibles and loan processing and collection costs. Adversely impacting expense levels were increases in salaries and employee benefits, marketing, data processing and FDIC Insurance.

For the nine month period ending September 30, 2012, noninterest expense improved to $25.3 million during the period compared to $30.8 million for the prior year. Excluding OREO valuation adjustments for both periods, noninterest expense still improved by $1.1 million. Most expense categories were down across the board with the exception of salaries and employee benefits and marketing.

Applicable Income Taxes

Income tax expense for the periods included benefits for tax-exempt income, tax-advantaged investments and general business tax credits offset by the effect of nondeductible expenses. The following table shows the Company’s income before income taxes, as well as applicable income taxes and the effective tax rates for the three and nine months ended September 30, 2012 and 2011:

43.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income (loss) before income taxes	$(4,107)	$(5,354)	$(4,524)	$(11,982)
Applicable income taxes	(788)	(606)	(788)	(1,352)
Effective tax rates	19.2%	11.3%	17.4%	11.3%

The Company recorded income tax benefits of $(788) and $(606) for the three months ended September 30, 2012 and 2011, respectively. Effective tax rates equaled 19.2% and 11.3% respectively, for such periods. The Company recorded tax benefits of $(788) and $(1,352) for the nine months ended September 30, 2012 and 2011, respectively. Effective tax rates equaled 17.4% and 11.3% respectively, for such periods.

The tax benefits recorded in the third quarter of 2012 and 2011 and on a year-to-date basis for both years were allocated to the loss from continuing operations due to the following GAAP application: The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. Excluding this benefit, no tax benefits were recorded for the quarter and year-to-date periods due to the full deferred tax valuation allowance established as of December 31, 2010.

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

44.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Retail generated a net loss of $1.4 million in the third quarter 2012 as compared to a net loss of $1.3 million during the same period in 2011. During the nine month period in 2012, the Retail segment had a net loss of $2.7 million compared to $2.6 million during the prior year. Retail assets were $153.6 million at September 30, 2012, $165.9 million at December 31, 2011 and $178.8 million as of September 30, 2011. This represented 17.0%, 17.1% and 17.7% of total consolidated assets, respectively.

Earnings results for the third quarter of 2012, when compared to the same period of 2011, were positively impacted by lower expenses and higher mortgage banking revenue which was offset by a decline in net interest margin due to lower loan balances, reduced servicing fees, push-back losses on sold loans and higher provision expense. Year to date results were impacted by the same items listed above.

Commercial Segment. The Commercial Segment (“Commercial”) provides commercial banking services including lending, business checking and deposits, and other traditional as well as electronic commerce commercial banking services to middle market and small business customers through the Bank’s branch locations located in Illinois and Missouri.

Commercial generated a loss of $1.8 million in the third quarter 2012 as compared to a loss of $7.0 million during the same period in 2011. During the nine month period in 2012, the Commercial segment had a loss of $0.1 million compared to a net loss of $5.4 million during the prior year. Commercial assets were $459.1 million at September 30, 2012, $470.1 million at December 31, 2011 and $496.3 million as of September 30, 2011. This represented 50.7%, 48.6% and 49.2% of total consolidated assets, respectively.

Net income results for the third quarter of 2012, when compared to the same period of 2011, were positively impacted by lower provision for loan losses, higher rental and gain income related to OREO and lower OREO valuation adjustments. Offsetting these positive developments were lower net interest income due to average loan volume decline, the impact of nonaccrual loan interest reversals and higher salary expense. Year to date results were impacted by the same items listed above, with the addition of year to date loan related expenses being significantly higher than the prior year for the same period.

Treasury Segment. The Treasury Segment (“Treasury”) is responsible for managing the investment portfolio, acquiring wholesale funding for loan activity and assisting in the management of the Company’s liquidity and interest rate risk.

Treasury generated a loss of $0.1 million in the third quarter 2012 as compared to a net loss of $1.9 million, during the same period in 2011. During the nine month period in 2012, the Treasury segment had a net loss of $0.9 million compared to a loss $2.6 million during the prior year. Treasury assets were $205.3 million at September 30, 2012, $250.7 million at December 31, 2011 and $267.1 million at September 30, 2011. This represented 22.7%, 25.9% and 26.5% of total consolidated assets, respectively.

Earnings results for the third quarter of 2012, when compared to the same period of 2011, were positively impacted by improved interest expense due to decreased balances on borrowed funds and gains on sale of securities during the period. These positives were partially offset with a significant drop in yield on the security portfolio as higher yielding securities have been sold and replaced with lower yielding instruments with higher premium amortization since September 30, 2011. Year to date results were impacted by the same items listed above along with no impairment charges on the CDO portfolio in 2012.

Financial Condition

General

Following are highlights of the September 30, 2012 balance sheet when compared to December 31, 2011:

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

45.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Securities at September 30, 2012 totaled $188.5 million as compared to $238.0 million recorded at December 31, 2011. The $49.5 million, or 20.8%, net decrease from year-end 2011 was related to a strategy to enhance the Company’s liquidity position.

At September 30, 2012, the Company held five pooled trust preferred collateralized debt obligations (“CDOs”) involving three hundred issuers with a total book value of $7.9 million and fair value of $7.9 million. The investments in trust-preferred securities receive principal and interest payments from several pools of subordinated capital debentures with each pool containing issuances by banks and bank holding companies or, in a few instances, capital notes from insurance companies. The Company did not record an other-than-temporary impairment charge during the quarter, which marks the fifth consecutive quarter without an impairment charge. Should the economic climate deteriorate from current levels, the underlying credits may experience repayment difficulty, and the level of deferrals and defaults could increase requiring additional impairment charges in future quarters.

Loans. Total loans equaled $561.5 million, representing decreases of $20.9 million, or 3.6% and $59.0 million or 9.5%, from December 31, 2011 and September 30, 2011, respectively. The net decrease from year-end 2011 was related to a combination of normal attrition, pay-downs, loan charge-offs, transfers to OREO and strategic initiatives to reduce balance sheet risk. Due to economic conditions, we have also experienced a decrease in loan demand as many borrowers continue to reduce their debt.

Deposits. Total deposits equaled $782.6 million at September 30, 2012 compared to $848.6 million recorded at December 31, 2011 and $862.1 million on record at September 30, 2011. The September 30, 2012 deposit balance represents a decrease of $66.0 million or 7.8% from December 31, 2011 and $79.5 million or 9.2% from September 30, 2011. The net decrease from year-end 2011 was largely related to strategic initiatives to reduce higher costing time deposits and collateralized local public agency deposits. Wholesale funding decreased $27.0 million, as $34.1 million in brokered deposits have matured since year-end 2011 and were not replaced. Partially offsetting this decrease was an increase in FHLB advances.

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

46.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The following table summarizes nonperforming assets and loans past due 90 days or more for the previous five quarters:

	2012			2011
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
Nonaccrual loans	$42,855	$35,475	$37,538	$38,688	$40,665
Troubled debt restructurings	3,884	4,348	6,366	7,147	7,317
Loans 90 days past due and still accruing interest	—	—	—	—	—
Total nonperforming loans	46,739	39,823	43,904	45,835	47,982

Other real estate owned	28,601	27,890	33,501	29,667	32,912
Total nonperforming assets	$75,340	$67,713	$77,405	$75,502	$80,894

End of period loans	561,476	567,908	563,732	582,395	620,450

Nonperforming loans to total end of period loans	8.32%	7.01%	7.79%	7.87%	7.73%
Nonperforming assets to total end of period loans	13.42%	11.92%	13.73%	12.96%	13.04%
Nonperforming assets to total end of period assets	8.33%	7.31%	8.05%	7.80%	8.02%

Total nonperforming assets were $75.3 million, or 8.3% of total assets, at September 30, 2012. This included $3.9 million in troubled debt restructurings, $28.6 million of OREO and $42.8 million of nonaccrual loans. The majority of the OREO is comprised of eleven parcels (land development and commercial real estate) which account for 70.6% of the balance. The Company updates these appraisals quarterly to ensure that they are properly carried at their fair market value. Approximately 32.3% of total nonaccrual loans at September 30, 2012 were concentrated in land development and construction credits. Additionally, 72.0% of total nonaccrual loans represented loans to 10 borrowers.

The level of nonperforming loans (nonaccrual, 90 days past due, and troubled debt restructurings) at September 30, 2012 increased $0.9 million, or 2.0%, from December 31, 2011 levels and decreased $1.3 million, or 2.7%, from the $48.0 million that existed at September 30, 2011. The increase in nonperforming loans was mainly due to the further deterioration of two credits previously identified as impaired. The level of nonperforming loans to total end of period loans was 8.3% at September 30, 2012, as compared to 7.9% at December 31, 2011 and 7.7% at September 30, 2011. The coverage ratio (allowance to nonperforming loans) was reported at 45.1% as of September 30, 2012 as compared to 46.3% as of December 31, 2011.

Other Potential Problem Loans

The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. Through the end of the third quarter of 2012, $12.8 million of loans had been identified by management that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 21.6% of the loans deemed impaired as of the September 30, 2012, whereas, 38.99% of impaired loans were performing at December 31, 2011. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $8.4 million at September 30, 2012 as compared to $12.4 million at December 31, 2011. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

Allowance for Loan Losses

At September 30, 2012, the allowance for loan losses was $21.1 million, or 3.8% of total loans, as compared to $21.2 million, or 3.7%, at December 31, 2011 and $23.3 million, or 3.8%, of total loans at September 30, 2011.

47.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

The Company recorded a provision of $5.8 million to the allowance for loan losses in the third quarter 2012 which represents an increase from the same quarter in 2011. The increase in provision expense from the prior year was warranted based on the level of previously identified credits that migrated to nonperforming status.

Net loan charge-offs for the third quarter of 2012 were $2.9 million, or 0.5% of average loans, compared with $3.6 million, or 0.6% of average loans, for the fourth quarter of 2011 and $3.4 million, or 0.5% of average loans, for the third quarter of 2011. Loan charge-offs during the third quarter of 2012 were largely influenced by the credit performance of the Company’s commercial and residential real estate portfolios. These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon more aggressive disposition strategies and recognizing falling property values. Because these loans are collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.

Liquidity

Due to continued uncertainty in the financial markets, liquidity strategies are conservatively postured in an effort to mitigate adverse pressure on liquidity levels. The Company continues to remain in a liquid position by reducing reliance on wholesale funding sources and a reduction in the loan portfolio, net of gross charge-offs and transfers to OREO. Total deposits equaled $782.6 million, representing decreases of $66.0 million, or 7.8%, from December 31, 2011 and $79.5 million, or 9.2%, from September 30, 2011. During the quarter, in-market deposits increased $14.6 million or 2.0%, primarily as the result of an increase in public funds and money market funds. Wholesale funding (brokered deposits and FHLB advances) decreased $27.0 million or 29.1%, as $34.1 million in brokered deposits have matured since year-end 2011 and were not replaced. Partially offsetting this decrease was an increase in FHLB advances.

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

The Company can borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are secured by commercial loans. At September 30, 2012, the Company maintained borrowing capacity of $16.7 million from the Federal Reserve Bank discount window.

The Company is also a member of the Federal Home Loan Bank-Chicago (FHLB) and as such has advances from FHLB secured generally by residential mortgage loans with a remaining borrowing capacity of $33.4 million as of September 30, 2012.

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

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Cash flows provided by operating activities and investing activities offset by those used in financing activities, resulted in a net increase in cash and cash equivalents of $9.7 million from December 31, 2011 to September 30, 2012.

48.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

During the first nine months of 2012, the Company experienced net cash inflows of $7.8 million in operating activities and $62.4 million in investing activities. In contrast, net cash outflows of $60.5 million were used in financing activities largely due to decreases in deposits.

At December 31, 2011, the parent Company had $2.0 million in cash and cash equivalents. During the first nine months of 2012, the parent Company experienced net cash outflow of $0.7 million leaving $1.3 million in cash and cash equivalents available at September 30, 2012. The parent Company’s primary use of cash is for quarterly debt payments. These payments are estimated to be $0.3 million for the remainder of the year and are more fully described in Notes 8 & 13 of the Unaudited Consolidated Financial Statements of the Company.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2012:

	Payments Due by Period
	Within 1			After
	Year	1-3 Years	4-5 Years	5 Years	Total
Contractual Obligations

Short-term debt	$—	$250	$—	$—	$250
Long-term debt	95	10,000	—	—	10,095
Certificates of deposit	237,772	75,029	24,983	—	337,784
Operating leases	251	504	504	252	1,511
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	10,000	15,057	5,000	—	30,057

Total contractual cash obligations	$248,118	$101,108	$30,487	$20,872	$400,585

	Amount of Commitment Expiration Per Period
	Within 1			After
	Year	1-3 Years	4-5 Years	5 Years	Total
Off-Balance Sheet Financial Instruments

Lines of credit	$80,698	$3,630	$3,660	$21,517	$109,505
Standby letters of credit	1,076	1,076	—	—	2,152

Total contractual cash obligations	$81,774	$4,706	$3,660	$21,517	$111,657

Capital Resources

Stockholders’ Equity

Stockholders’ equity at September 30, 2012 was $28.7 million, a decrease of $3.9 million, or 12.0%, from $32.6 million at December 31, 2011. The change in stockholders’ equity was largely related to the operating loss incurred during 2012.

Stock Repurchase

Restrictions set forth in the U.S. Treasury CPP program prohibit the Company from repurchasing its common stock until the CPP proceeds are paid back.

49.

Centrue Financial Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Table Amounts In Thousands, Except Share Data)

Capital Measurements

As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of September 30, 2012, however the Company was “less than adequately-capitalized” due to the Tier 1 leverage ratio which was 3.4% being below the threshold for “adequately-capitalized” of 4%. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Centrue Financial		Centrue Bank		Well- Capitalized
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Thresholds
Carrying amounts ($ millions):
Total risk-based capital	$54.2	$61.2	$66.4	$68.6
Tier 1 risk-based capital	$30.9	$37.2	$58.3	$60.1
Tangible common equity	$(9.0)	$(5.9)	$61.4	$62.0

Capital ratios:
Total risk-based capital	8.4%	9.0%	10.5%	10.3%	10.0%
Tier 1 risk-based capital	4.8%	5.5%	9.2%	9.0%	6.0%
Tier 1 leverage ratio	3.4%	3.7%	6.4%	6.1%	5.0%

Total capital and some corresponding capital ratios decreased during 2012 for the Company due to a net operating loss and a continued reduction in Tier II capital caused by a sub-debt phase-out provision. The Bank had a slight increase in capital ratios from a reduction in risk-weighted assets in several areas.

The Company is in compliance with all the requirements specified in the agreement with the FRB and IDFPR except for the Capital Plan. Management continues to aggressively pursue capital raising initiatives to comply with this provision; however, until a more definitive capital raise initiative is developed, the Company will continue to be held in noncompliance with this provision.

The Company’s Series C Preferred Stock was issued January 9, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. At September 30, 2012 this preferred stock totaled $31.9 million, with $5.9 million of deferred dividends. The U.S. Treasury has notified the Company that the preferred securities and the warrant may be placed into pooled “Dutch Auctions” after October 9, 2012.

The Company is reviewing proposed rules for Basel III that the FRB released and will continue to monitor during the commenting process before final rules are released.

Subsequent Events

Under the recently passed Jumpstart Our Business Startups (JOBS) Act, banks and bank holding companies may now go private and deregister their shares from the Securities and Exchange Commission (SEC) if they have less than 1,200 shareholders. This is done by filing Form 15 with the SEC, which becomes effective ninety days after the filing date. The Company filed Form 15 in order to reduce the costs of remaining an SEC registrant. It should be noted that the Company’s stock will still be traded on the OTCQB Marketplace under the symbol “TRUE.PK” following the deregistration.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

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

51.

Centrue Financial Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Table Amounts In Thousands, Except Share Data)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Management

The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 50, 100, 200 and 300 basis point increase in market interest rates or a 50 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2012 and December 31, 2011, respectively:

	Change in Net Interest Income Over One Year Horizon
	September 30, 2012		December 31, 2011
	Change		Change
	$	%	$	%
+ 300 bp	$182	0.78%	$1,442	5.45%
+ 200 bp	165	0.71	743	2.81
+ 100 bp	111	0.48	174	0.66
+ 50 bp	90	0.39	107	0.41

Base	—	—	—	—

- 50 bp	(181)	(0.78)	(299)	(1.13)

As shown above, the effect of an immediate 200 basis point increase in interest rates as of September 30, 2012 would increase the Company’s net interest income by $0.2 million or 0.7%. The effect of an immediate 50 basis point decrease in rates would decrease the Company’s net interest income by $0.2 million or 0.8%.

52.

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

53.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As previously disclosed, in the third quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities and to suspend quarterly cash dividend payments on its Series A convertible preferred stock, Series B mandatory redeemable preferred stock and Series C fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Company is currently in arrears with the dividend payments on the preferred stock and interest payments on the subordinated debentures, as permitted by the related documentation. As of September 30, 2012, the amount of the arrearages on the various instruments was as follows: Junior subordinated debentures: $3.4 million; Series A convertible preferred stock: $0.7 million; Series B mandatory redeemable preferred stock: $0.05 million; and Series C fixed rate, cumulative perpetual preferred stock: $5.9 million.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

54.

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

________________
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

55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: November 13, 2012	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Principal Executive Officer

Date: November 13, 2012	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Principal Financial and Accounting Officer

56.