Form 10-Q
period 2015-09-30
CENTRUE FINANCIAL CORP
filed 2015-11-13
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
Commission File Number: 0-28846
Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)
122 W. Madison Street, Ottawa, IL 61350
(Address of principal executive offices including zip code)
(815) 431-8400
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 13, 2015
Common Stock, Par Value $0.01	6,513,694

Centrue Financial Corporation
Form 10-Q Index
September 30, 2015

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$45,686	$49,167
Securities available-for-sale	206,430	135,371
Restricted securities	8,271	6,102
Loans held for sale	214	364
Loans, net of allowance for loan loss: 2015 - $8,403;
2014 - $7,981	603,515	545,219
Bank-owned life insurance	34,877	34,194
Mortgage servicing rights	2,171	2,240
Premises and equipment, net	22,241	22,626
Intangible assets, net	1,117	1,831
Other real estate owned, net	9,755	10,256
Other assets	9,399	9,719
Total assets	$943,676	$817,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$160,998	$144,633
Interest-bearing	548,537	554,191
Total deposits	709,535	698,824
Federal funds purchased and securities sold under agreements to repurchase	18,869	26,691
Federal Home Loan Bank advances	105,000	20,000
Notes payable	—	10,250
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	5,636	10,108
Total liabilities	859,928	786,761

Commitments and contingent liabilities	—	—

Stockholders' equity
Series C Fixed Rate, Cumulative Perpetual Preferred Stock, no shares authorized in 2015; 32,668 shares authorized and issued 2014;
aggregate liquidation preference of $32,668	—	32,668
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,636 shares authorized and issued 2015 and 2014;
aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value;
215,000,000 shares authorized; 6,581,544 shares issued at 2015;
215,000,000 shares authorized; 248,452 shares issued at 2014	66	2
Surplus	147,626	78,955
Accumulated deficit	(41,469)	(58,750)
Accumulated other comprehensive loss	(2,218)	(2,051)
	106,641	53,460
Treasury stock, at cost, 96,326 shares at September 30, 2015
and 97,330 at December 31, 2014	(22,893)	(23,132)
Total stockholders' equity	83,748	30,328
Total liabilities and stockholders' equity	$943,676	$817,089

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans	$6,476	$6,304	$18,868	$18,796
Securities
Taxable	794	543	2,020	1,766
Exempt from federal income taxes	46	62	122	188
Federal funds sold and other	20	38	67	98
Total interest income	7,336	6,947	21,077	20,848

Interest expense
Deposits	316	498	940	1,637
Federal funds purchased and securities sold under
agreements to repurchase	13	14	37	39
Federal Home Loan Bank advances	138	117	368	340
Series B mandatory redeemable preferred stock	4	4	12	12
Subordinated debentures	128	152	413	447
Notes payable	—	86	84	254
Total interest expense	599	871	1,854	2,729

Net interest income	6,737	6,076	19,223	18,119
Provision for loan losses	—	675	—	2,275
Net interest income after provision for loan losses	6,737	5,401	19,223	15,844

Noninterest income
Service charges	1,075	1,154	3,010	3,289
Mortgage banking income	315	377	972	1,164
Electronic banking services	651	644	1,895	1,868
Bank-owned life insurance	232	229	683	668
Securities gains, net	196	410	297	788
Income from real estate	114	141	434	462
Gain on sale of OREO	47	166	50	588
Gain on sale of other assets	—	—	—	750
Gain on extinguishment of debt	—	—	1,750	—
Other income	608	83	750	243
	3,238	3,204	9,841	9,820

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Noninterest expense
Salaries and employee benefits	4,086	3,796	12,394	11,490
Occupancy, net	706	677	2,142	2,139
Furniture and equipment	259	241	746	731
Marketing	105	61	263	174
Supplies and printing	50	59	170	180
Telephone	204	174	592	573
Data processing	442	476	1,258	1,282
FDIC insurance	281	473	925	1,428
Loan processing and collection costs	225	80	638	481
OREO carrying costs	187	277	655	801
OREO valuation adjustment	47	443	195	839
Amortization of intangible assets	238	238	714	714
Other expenses	2,012	1,037	4,286	3,327
	8,842	8,032	24,978	24,159

Income before income taxes	$1,133	$573	$4,086	$1,505
Income tax expense	45	—	78	—
Net income	$1,088	$573	$4,008	$1,505

Preferred stock dividends	395	808	1,401	2,585
Discount on redemption of preferred stock	—	—	(13,668)	—
Net income (loss) for common stockholders	$693	$(235)	$16,275	$(1,080)

Basic earnings (loss) per common share	$0.11	$(1.41)	$3.68	$(5.68)
Diluted earnings (loss) per common share	$0.11	$(1.41)	$3.68	$(5.68)

Total comprehensive income (loss):
Net income	$1,088	$573	$4,008	$1,505

Change in unrealized gains (losses)
on securities available for sale	424	34	130	(24)
Reclassification adjustment for gains
recognized in income	(196)	(410)	(297)	(788)
Net unrealized gains (loss)	228	(376)	(167)	(812)
Tax effect
Other comprehensive income (loss)	228	(376)	(167)	(812)
Total comprehensive income	$1,316	$197	$3,841	$693

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$4,008	$1,505
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation	868	883
Amortization of intangible assets	714	714
Amortization of mortgage servicing rights, net	257	216
Amortization of bond premiums, net	1,045	1,050
Provision for loan losses	—	2,275
Earnings on bank-owned life insurance	(683)	(668)
OREO valuation allowance	195	839
Securities gains, net	(297)	(788)
Gain on sale of OREO	(50)	(588)
Gain on extinguishment of debt	(1,750)	—
Gain on sale of loans	(664)	(782)
Proceeds from sales of loans held for sale	26,561	28,977
Origination of loans held for sale	(21,901)	(27,841)
Change in assets and liabilities
(Increase) decrease in other assets	92	(1,332)
Increase (decrease) in other liabilities	(4,449)	238
Net cash provided by operating activities	3,946	4,698
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	24,794	20,721
Proceeds from calls and maturities of securities available for sale	3,530	280
Proceeds from sales of securities available for sale	49,584	20,926
Purchases of securities available for sale	(149,842)	(20,590)
Redemption of Federal Reserve Bank stock	179	13
Purchase of Federal Home Loan Bank stock	(1,229)	—
Purchase of Federal Reserve Bank stock	(1,119)	(53)
Net increase in loans	(62,434)	(11,573)
Purchase of premises and equipment	(483)	(650)
Proceeds from sale of OREO	639	3,260
Net cash (used in) provided by investing activities	(136,381)	12,334

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Net increase (decrease) in deposits	10,711	(25,405)
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	(7,822)	753
Net proceeds of advances from the Federal Home Loan Bank	85,000	(5,000)
Repayment of Notes Payable	(8,500)	—
Net proceeds from the issuance of Common Stock	68,960	—
Purchase of Treasury Stock	—	(1,255)
Redemption of Series A Convertible Preferred Stock	—	(500)
Redemption of Series C Cumulative Perpetual Preferred Stock	(19,000)	—
Issuance of Series D Non-Cumulative Perpetual Preferred Stock	—	2,636
Dividends paid on preferred stock	(395)	(881)
Net cash provided by (used in) financing activities	128,954	(29,652)
Net (decrease) in cash and cash equivalents	(3,481)	(12,620)
Cash and cash equivalents
Beginning of period	49,167	70,748
End of period	$45,686	$58,128
Supplemental disclosures of cash flow information
Cash payments for
Interest	$6,710	$2,442
Income taxes	81	5
Transfers from loans to other real estate owned	292	481

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
For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s registration statement filed with the SEC on October 15, 2015 which includes the audited financial statements and notes for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2014 amounts have been reclassified to conform to the 2015 presentation. The annualized results of operations during the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.
Reverse Stock Split
Common shares and per share amounts for all periods shown have been restated to reflect the impact of the 1:30 reverse stock split the Company completed effective May 29, 2015.
Capital Event
On March 31, 2015, the Company completed the issuance of $76.0 million of new common stock in a private placement offering. A total of 6.3 million shares were sold in the offering at a price of $12.00 per share. In conjunction with the stock offering the Company used the proceeds in part to pay $4.9 million in accrued but unpaid interest on its subordinated debentures, redeemed all $32.7 million of Series C Preferred Stock for $19.0 million, settled $10.3 million in notes payable with MB Financial for $8.5 million and made a $36.0 million capital contribution into Centrue Bank. The remaining proceeds have been and will be used for general corporate purposes.
Recent Accounting Pronouncements
In April 2015, the FASB issued an update, ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company intends to adopt the accounting standard during 2016, as required, with no material impact.
In June of 2014, the FASB issued an update, ASU No. 2014-11 Transfers and Servicing (Topic 860), guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and with additional disclosures. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met as outlined in the guidance, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The guidance is effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods after December 15, 2015. Management

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
Note 2. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the three and nine months ended September 30, 2015 and 2014 is presented below (shares in thousands). Common shares, options, and per share amounts for all periods shown have been restated to reflect the impact of the thirty for one stock split the Company completed effective May 29, 2015. Options to purchase 3,488 and 6,083 shares of common stock were outstanding for September 30, 2015 and 2014, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings (Loss) Per Common Share
Net income	$1,088	$573	$4,008	$1,505
Preferred stock dividends	(395)	(808)	(1,401)	(2,585)
Discount on redemption of preferred stock	—	—	13,668	—
Net income (loss) for common shareholders	$693	$(235)	$16,275	(1,080)
Weighted average common shares outstanding	6,485,218	166,641	4,420,000	190,160
Basic earnings per common share	$0.11	$(1.41)	$3.68	$(5.68)
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,485,218	166,641	4,420,000	190,160
Weighted average common and dilutive
potential shares outstanding	6,485,218	166,641	4,420,000	190,160
Diluted earnings (loss) per common share	$0.11	$(1.41)	$3.68	$(5.68)

On November 4, 2015 restricted stock awards totaling 28,476 shares of common stock were granted and issued. These additional shares are excluded from the above weighted average common and dilutive potential shares outstanding.

Note 3. Securities
The primary strategic objective related to the Company's securities portfolio is to assist with liquidity and interest rate risk management. The fair value of the securities classified as available-for-sale was $206.4 million at September 30, 2015 compared to $135.4 million at December 31, 2014. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $8.3 million at September 30, 2015 compared to $6.1 million at December 31, 2014. The Company does not have any securities classified as trading or held-to-maturity.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$40,727	$205	$(8)	$40,924
States and political subdivisions	14,894	60	(64)	14,890
U.S. government agency residential
mortgage-backed securities	129,055	179	(270)	128,964
Collateralized residential mortgage obligations:
Agency	18,876	22	(22)	18,876
Equity securities	2,619	157	—	2,776
Corporate	—	—	—	—
	$206,171	$623	$(364)	$206,430

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$21,274	$6	$(171)	$21,109
States and political subdivisions	8,951	78	(1)	9,028
U.S. government agency residential
mortgage-backed securities	99,338	551	(221)	99,668
Collateralized residential mortgage obligations:
Agency	38	—	—	38
Equity securities	2,579	157	—	2,736
Collateralized debt obligations:
Single issue	765	—	(3)	762
Corporate	2,000	30	—	2,030
	$134,945	$822	$(396)	$135,371
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from calls and maturities	$2,000	$—	$3,530	$280
Proceeds from sales	34,959	9,471	49,584	20,926
Realized gains	272	410	397	839
Realized losses	(76)	—	(100)	(51)
Net impairment loss recognized in earnings	—	—	—	—

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date and equity securities are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$2,108	$2,113
Due after one year through five years	29,998	30,080
Due after five years through ten years	23,332	23,436
Due after ten years	183	185
U.S. government agency residential mortgage-backed securities	129,055	128,964
Collateralized residential mortgage obligations	18,876	18,876
Equity	2,619	2,776
	$206,171	$206,430

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$4,692	$(8)	$—	$—	$4,692	$(8)
States and political subdivisions	$3,620	$(64)	$—	$—	$3,620	$(64)
U.S. government agency residential
mortgage-backed securities	73,623	(270)	—	—	73,623	(270)
Collateralized residential mortgage
obligations: Agency	11,765	(22)	—	—	11,765	(22)
Corporate	—	—	—	—	—	—
Total temporarily impaired	$93,700	$(364)	$—	$—	$93,700	$(364)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$18,212	$(157)	$1,986	$(14)	$20,198	$(171)
States and political subdivisions	386	(1)	—	—	386	(1)
U.S. government agency residential
mortgage-backed securities	34,809	(211)	2,148	(10)	36,957	(221)
Collateralized debt obligations: Single issue	—	—	762	(3)	762	(3)
Total temporarily impaired	$53,407	$(369)	$4,896	$(27)	$58,303	$(396)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	September 30, 2015	December 31, 2014

Commercial	$66,110	61,561
Agricultural & AG RE	46,323	53,193
Construction, land & development	24,844	13,860
Commercial RE	372,654	315,213
1-4 family mortgages	98,732	106,472
Consumer	3,255	2,901
Total Loans	$611,918	553,200
Allowance for loan losses	(8,403)	(7,981)
Loans, net	$603,515	545,219

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
The following table presents the commercial loan portfolio by internal risk rating:

September 30, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$23,369	$42,002	$46,323	$24,627	$151,251	$197,354	$484,926
Special Mention	329	250	—	—	7,870	7,760	16,209
Substandard	160	—	—	217	475	7,944	8,796
Doubtful	—	—	—	—	—	—	—
Total	$23,858	$42,252	$46,323	$24,844	$159,596	$213,058	$509,931

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$18,379	$42,076	$53,193	$13,038	$139,617	$157,340	$423,643
Special Mention	392	250	—	—	1,225	6,620	8,487
Substandard	464	—	—	822	1,480	8,931	11,697
Doubtful	—	—	—	—	—	—	—
Total	$19,235	$42,326	$53,193	$13,860	$142,322	$172,891	$443,827

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
September 30, 2015
Unrated	$49,015	$43,979	$92,994
Special mention	3,961	157	4,118
Substandard	1,322	298	1,620
Doubtful	—	—	—
Total	$54,298	$44,434	$98,732

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2014
Unrated	$55,142	$45,299	$100,441
Special mention	3,807	120	3,927
Substandard	1,719	385	2,104
Doubtful	—	—	—
Total	$60,668	$45,804	$106,472

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

An analysis of activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2015
Beginning Balance	$1,036	$65	$396	$5,185	$1,951	$12	$8,645
Charge-offs	—	—	—	(24)	(325)	(1)	(350)
Recoveries	54	2	16	9	24	3	108
Provision	(121)	(1)	66	35	25	(4)	—
Ending Balance	$969	$66	$478	$5,205	$1,675	$10	$8,403

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2014
Beginning Balance	$2,432	$60	$924	$6,936	$2,080	$29	$12,461
Charge-offs	(431)	—	(5)	(283)	(88)	(1)	(808)
Recoveries	68	1	—	410	53	3	535
Provision	15	3	96	416	149	(4)	675
Ending Balance	$2,084	$64	$1,015	$7,479	$2,194	$27	$12,863

An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	(357)	—	(3)	(639)	(455)	(4)	(1,458)
Recoveries	144	2	43	1,616	45	30	1,880
Provision	65	(5)	(273)	229	10	(26)	—
Ending Balance	$969	$66	$478	$5,205	$1,675	$10	$8,403

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2014
Beginning Balance	$1,413	$70	$1,127	$6,834	$2,162	$31	$11,637
Charge-offs	(920)	—	(118)	(559)	(308)	(6)	(1,911)
Recoveries	288	1	34	473	61	5	862
Provision	1,303	(7)	(28)	731	279	(3)	2,275
Ending Balance	$2,084	$64	$1,015	$7,479	$2,194	$27	$12,863

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$86	$—	$65	$675	$365	$—	$1,191
Loans collectively evaluated for impairment	883	66	413	4,530	1,310	10	7,212
Total allowance balance:	$969	$66	$478	$5,205	$1,675	$10	$8,403

Loan balances:
Loans individually evaluated for impairment	$160	$—	$217	$4,106	$1,620	$—	$6,103
Loans collectively evaluated for impairment	65,950	46,323	24,627	368,548	97,112	3,255	605,815
Total loans balance:	$66,110	$46,323	$24,844	$372,654	$98,732	$3,255	$611,918

December 31, 2014	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$430	$—	$126	$216	$783	$—	$1,555
Loans collectively evaluated for impairment	687	69	585	3,783	1,292	10	6,426
Total allowance balance:	$1,117	$69	$711	$3,999	$2,075	$10	$7,981

Loan balances:
Loans individually evaluated for impairment	$464	$—	$822	$5,961	$2,056	$—	$9,303
Loans collectively evaluated for impairment	61,097	53,193	13,038	309,252	104,416	2,901	543,897
Total loans balance:	$61,561	$53,193	$13,860	$315,213	$106,472	$2,901	$553,200
Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.15 million and $0.02 million as of September 30, 2015 and December 31, 2014, respectively. Specific reserves were immaterial at September 30, 2015 and December 31, 2014. At September 30, 2015 nonaccrual TDR loans were $0.13 million and $0.02 million at December 31, 2014. There were $0.03 million TDRs on accrual at September 30, 2015 compared to none at December 31, 2014. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of September 30, 2015 and December 31, 2014.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

During the nine month period ended September 30, 2015, the terms of a certain loans were modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the loan would be for periods ranging from 6 months to 16 months. During the nine month period ended September 30, 2015, there were two TDR added in a total amount of $0.1 million compared to the year ended December 31, 2014 in which two loans were added as TDRs in the amount of $5.0 million. The $5.0 million of TDRs added in 2014 were subsequently sold in the fourth quarter of 2014.
During the three months ending September 30, 2015 there was one 1-4 family residential loan modified as a troubled debt restructuring with a recorded investment of $0.1 million; compared to the same three month period ended September 30, 2014 when there were no loans modified as troubled debt restructurings. The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2015 and 2014:

	For the Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
1-4 family residential
Senior lien	2	127	127
Total	2	$127	$127
The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-offs during the nine months ending September 30, 2015.

	For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & development	1	$5,013	$5,013
1-4 family residential
Jr. lien & lines of credit	1	34	34
Total	2	$5,047	$5,047

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-offs during the nine months ending September 30, 2014.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the nine months ending September 30, 2015 and the nine months ending September 30, 2014 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following tables present data on impaired loans:

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$24	$24	$—	$16	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	461	—	—
CRE - all other
Owner occupied	9	9	—	131	—	—
Non-owner occupied	—	—	—	1,089	—	—
1-4 family residential
Senior lien	305	305	—	319	1	1
Jr. lien & lines of credit	111	111	—	114	4	4
Consumer	—	—	—	—	—	—
Subtotal	449	449	—	2,130	6	6

Loans with an allowance recorded:
Commercial
Closed-end	$136	$136	$86	$282	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	217	508	65	132	1	1
CRE - all other
Owner occupied	467	735	186	676	11	7
Non-owner occupied	3,630	4,509	489	3,236	9	9
1-4 family residential
Senior lien	1,017	1,342	332	1,120	12	11
Jr. lien & lines of credit	187	187	33	222	2	2
Consumer	—	—	—	—	—	—
Subtotal	5,654	7,417	1,191	5,668	37	32
Total	$6,103	$7,866	$1,191	$7,798	$43	$38

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$5	$5	$—	$15	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	648	1,122	—	221	11	11
CRE - all other
Owner occupied	221	261	—	3,337	10	9
Non-owner occupied	4,354	4,753	—	4,084	74	74
1-4 family residential
Senior lien	319	319	—	1,931	5	4
Jr. lien & lines of credit	120	120	—	142	6	6
Consumer	—	—	—	—	—	—
Subtotal	5,667	6,580	—	9,730	106	104

Loans with an allowance recorded:
Commercial
Closed-end	$459	$459	$430	$1,228	$4	$4
Line of credit	—	—	—	940	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	174	332	126	3,833	—	—
CRE - all other
Owner occupied	766	901	138	3,305	2	—
Non-owner occupied	620	620	78	7,737	2	—
1-4 family residential
Senior lien	1,352	1,352	660	2,032	36	32
Jr. lien & lines of credit	265	276	123	268	10	9
Consumer	—	—	—	—	—	—
Subtotal	3,636	3,940	1,555	19,343	54	45
Total	$9,303	$10,520	$1,555	$29,073	$160	$149
The Company determined that there were $0.1 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at September 30, 2015 compared to $1.6 million at December 31, 2014.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents information related to loan portfolio aging:

September 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$373	$49	$160	$582	$23,276	$23,858
Line of credit	—	—	—	—	42,252	42,252
Agricultural & AG RE	33	—	—	33	46,290	46,323
Construction, land & development	—	—	217	217	24,627	24,844
CRE - all other
Owner occupied	—	371	475	846	158,750	159,596
Non-owner occupied	—	461	3,629	4,090	208,968	213,058
1-4 family residential
Senior lien	1,480	48	1,298	2,826	51,472	54,298
Jr. lien & lines of credit	416	—	231	647	43,787	44,434
Consumer	2	—	—	2	3,253	3,255
Total	$2,304	$929	$6,010	$9,243	$602,675	$611,918

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$38	$—	$450	$488	$18,747	$19,235
Line of credit	—	—	—	—	42,326	42,326
Agricultural & AG RE	150	—	—	150	53,043	53,193
Construction, land & development	231	—	822	1,053	12,807	13,860
CRE - all other
Owner occupied	319	175	739	1,233	141,089	142,322
Non-owner occupied	153	—	4,354	4,507	168,384	172,891
1-4 family residential
Senior lien	1,172	277	1,068	2,517	58,151	60,668
Jr. lien & lines of credit	423	64	316	803	45,001	45,804
Consumer	—	—	—	—	2,901	2,901
Total	$2,486	$516	$7,749	$10,751	$542,449	$553,200

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at September 30, 2015 or for the year ending December 31, 2014.

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
Level 1 - Unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2 - Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Single Issue Trust Preferred. In 2010 the Company purchased single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. At December 31, 2014, the Company still held $0.8 million of these securities. During 2015, the last of the Company’s single-issue trust preferred securities were called and at September 30, 2015 none were held in the securities portfolio.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
U.S. government agencies	$40,924	$—	$40,924	$—
State and political subdivisions	14,890	—	14,890	—
U.S. government agency residential
mortgage-backed securities	128,964	—	128,964	—
Collateralized mortgage obligations:
Agency	18,876	—	18,876	—
Equities	2,776	—	2,776	—
Available-for-sale securities	$206,430	$—	$206,430	$—

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
U.S. government agencies	$21,109	$—	$21,109	$—
State and political subdivisions	9,028	—	9,028	—
U.S. government agency residential
mortgage-backed securities	99,668	—	99,668	—
Collateralized mortgage obligations:
Agency	38	—	38	—
Equities	2,736	—	2,736	—
Collateralized debt obligations:
Single Issue	762	—	762	—
Corporate	2,030	—	2,030	—
Available-for-sale securities	$135,371	$—	$135,371	$—
There were no transfers between Level 1 and Level 2 during the first nine months of 2015 and all of 2014.
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

	Securities Available for Sale
	CDOs
	2015	2014
Beginning balance, January 1	$—	$169
Transfers into Level 3	—	—
Total gains or losses (realized/unrealized) included in earnings
Sales	—	(169)
Security impairment	—	—
Payment received	—	—
Other changes in fair value	—	—
Included in other comprehensive income	—	—
Ending Balance, September 30	$—	$—

For the period ended September 30, 2015, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans
CRE - construction, land & development	$151	$—	$—	$151
OREO property
CRE - construction, land & development	3,585	—	—	3,585
CRE - all other
Owner occupied	455	—	—	455
Non-owner occupied	1,461	—	—	1,461
1-4 family residential
Senior lien	169	—	—	169

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans
CRE - all other
Owner occupied	$184	$—	$—	$184
Non-owner occupied	542	—	—	542
1-4 family residential
Senior lien	201	—	—	201
OREO property
CRE - construction, land & development	2,823	—	—	2,823
CRE - all other
Owner occupied	488	—	—	488
Non-owner occupied	1,111	—	—	1,111
1-4 family residential
Senior lien	47	—	—	47

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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Impaired loans had a carrying amount of $0.2 million at September 30, 2015, with no specific loan loss allocation and no effect on the provision for loan losses for the nine month period. In 2014 impaired loans had a carrying amount of $0.9 million with a specific loan loss allocation of $0.5 million during 2014, resulting in an additional provision for loan losses of $0.5 million for the year ended December 31, 2014. The majority of the Bank's impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $5.7 million which is made up of the outstanding balance of $7.5 million, net of a valuation allowance of $1.8 million at September 30, 2015. This compares to 2014 when OREO properties with an outstanding balance of $6.0 million was written down to a fair value of $4.5 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
CRE - construction, land & development	$151			10% - 55% (49%)
OREO property
CRE - construction, land & development	3,585			5% - 70% (22%)
CRE - all other
Owner occupied	455			5% - 50% (15%)
Non-owner occupied	1,461			5% - 50% (17%)
1-4 family residential
Senior lien	169			6% - 55% (39%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
CRE - all other
Owner occupied	$184			10% - 55% (19%)
Non-owner occupied	542			10% - 55% (11%)
1-4 family residential
Senior lien	201			10% - 60% (57%)
OREO property
CRE - construction, land & development	$2,823			5% - 70% (25%)
CRE - all other
Owner occupied	488			15% - 55% (21%)
Non-owner occupied	1,111			5% - 50% (20%)
1-4 family residential
Senior lien	47			6% - 55% (38%)
The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at September 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$45,686	$45,686	$—	$—	$45,686
Securities	206,430	—	206,430	—	206,430
Restricted securities	8,271	—	—	—	NA
Loans held for sale	214	—	230	—	230
Net loans	603,515	—	—	610,593	610,593
Accrued interest receivable	2,796	—	742	2,054	2,796
Financial liabilities
Deposits	$709,535	$—	$709,884	$—	$709,884
Federal funds purchased and
securities sold under
agreements to repurchase	18,869	—	18,869	—	18,869
Federal Home Loan Bank advances	105,000	—	105,421	—	105,421
Subordinated debentures	20,620	—	—	12,655	12,655
Series B mandatory redeemable
preferred stock	268	—	274	—	274
Accrued interest payable	286	—	274	12	286

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

		Fair Value measurements at December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$49,167	$44,167	$5,000	$—	$49,167
Securities	135,371	—	135,371	—	135,371
Restricted securities	6,102	—	—	—	NA
Loans held for sale	364	—	379	—	379
Net loans	545,219	—	—	553,447	553,447
Accrued interest receivable	2,417	—	336	2,081	2,417
Financial liabilities
Deposits	$698,824	$—	$699,471	$—	$699,471
Federal funds purchased and
securities sold under
agreements to repurchase	26,691	—	26,691	—	26,691
Federal Home Loan Bank advances	20,000	—	20,546	—	20,546
Notes payable	10,250	—	—	10,264	10,264
Subordinated debentures	20,620	—	—	13,851	13,851
Series B mandatory redeemable
preferred stock	268	—	268	—	268
Accrued interest payable	5,142	—	369	4,773	5,142
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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of September 30, 2015 and December 31, 2014; $45.7 million and $44.2 million was classified as Level 1.
(b) Restricted securities
It is not practical to determine the fair value of restricted securities due to the restrictions placed on its transferability.
(c) Loans
Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.
The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.
(d) Deposits
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(e) Short-term Borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.
(f) Other Borrowings
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
(g) Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification which is consistent with the underlying asset/liability they are associated with.
(h) Off-balance Sheet Instruments
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.
Note 6. Borrowed Funds and Debt Obligations
The scheduled maturities of advances from the FHLB at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2015	0.18%	85,000	—%	—
2016	1.66	15,000	1.66	15,000
2017	—	—	—	—
2018	3.64	5,000	3.64	5,000
	0.56	$105,000	2.16	$20,000

At September 30, 2015 and December 31, 2014 no FHLB advances had any call provisions. The Company had no variable rate advances at September 30, 2015 and year-end 2014. The advances are at fixed rates ranging from 0.18% to 3.64% for the month ended September 30, 2015 and 1.66% to 3.64% at year-end 2014.
Notes payable consisted of the following for the periods ending at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Term note ($250) from MB Financial; interest due quarterly at the 90-day LIBOR plus 2.95% with a floor of 6.50% at year-end 2014; secured by 100% of the stock of Centrue Bank. The balance was settled on March 31, 2015.	$—	$250
Subordinated debt note ($10,000) from MB Financial; interest due quarterly at the 90-day LIBOR plus 2.95%, which was 3.19% at December 31, 2014. The balance was settled on March 31, 2015.	$—	$10,000
	$—	$10,250
During the nine month period ended September 30, 2015, in connection with the Company completing a $76.0 million recapitalization event on March 31, 2015, a settlement of obligations involving MB Financial was reached in which the Company recognized a gain of $1.8 million representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due MB Financial. As a result, the gain has been included as ‘‘Gain on

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

extinguishment of debt’’ within income from continuing operations in the accompanying Consolidated Statements of Income (Loss) for the period ended September 30, 2015. See Note 1 for additional disclosure related to the recapitalization event.
As of December 31, 2014, the Company had $10.3 million outstanding per a loan agreement dated March 31, 2008.
Note 7. Income Taxes
In accordance with current income tax accounting guidance, the Company assessed whether a valuation allowance should be established against their deferred tax assets (DTAs) based on consideration of all available evidence using a “more likely than not” standard. The most significant portions of the deductible temporary differences relate to (1) net operating loss carryforwards and (2) the allowance for loan losses.
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined a full valuation adjustment was necessary as of September 30, 2015 and December 31, 2014.
Below is a summary of items included in the deferred tax inventory as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred tax assets
Allowance for loan losses	$3,268	$3,107
Deferred compensation, other	77	104
Stock based expense	130	130
Net operating loss carryforwards	35,204	36,955
Deferred tax credits	696	697
OREO valuation allowance	1,102	1,080
Donation carryforward	232	232
Capital loss carryforward	—	4
Other	45	45
Total deferred tax assets	40,754	42,354
Deferred tax liabilities
Depreciation	$(50)	$(41)
Adjustments arising from acquisitions	(227)	(502)
Mortgage servicing rights	(844)	(872)
Securities available-for-sale	(101)	(166)
Federal Home Loan Bank dividend received in stock	(450)	(451)
Deferred loan fees & costs	(397)	(373)
Prepaid expenses	(190)	(190)
Total deferred tax liabilities	(2,259)	(2,595)
Valuation allowance	(38,495)	(39,759)
Net deferred tax assets	$—	$—

Note 8. Share Based Compensation
In April 2003, the Company adopted the 2003 Option Plan. Under the 2003 Option Plan, as amended on April 24, 2007, nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the executive and compensation committee. Pursuant to the 2003 Option Plan, 19,000 shares of the Company's unissued common stock had been reserved and were available for issuance upon the exercise of options and rights granted under the 2003 Option Plan. The granted options have an exercise period of seven to ten years from the date of grant.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

In May 2015, the Company adopted the 2015 Stock Compensation Plan. Under the 2015 Stock Compensation Plan nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the compensation committee. A total of 430,000 shares have been made available under this plan.
No options or restricted stock were granted or exercised for the nine months ended September 30, 2015 and none were granted or exercised for the year ended December 31, 2014.
There was no compensation cost charged against income for the stock options portion of the equity incentive plans for the nine months ended September 30, 2015 and for the year ended December 31, 2014.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its deregistration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted for the nine months ended September 30, 2015 and the year ended December 31, 2014.
A status summary of the option plan as of September 30, 2015 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,063	$447.19
Granted	—	—
Exercised	—	—
Forfeited	(2,575)	556.00
Outstanding at end of period	3,488	$366.87	0.6 years	$—
Vested or expected to vest	3,488	$366.87	0.6 years	$—
Options exercisable at period end	3,488	$366.87	0.6 years	$—

Options outstanding at September 30, 2015 and year-end 2014 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
September 30, 2015
$157.20 - $390.00	2,160	0.4 years	2,160	$228.33
416.40 - 558.90	—	0.0 years	—	—
570.90 - 699.30	1,328	0.9 years	1,328	592.20
	3,488	0.6 years	3,488	$366.87

December 31, 2014:
$157.20 - $390.00	2,160	1.2 years	2,160	$228.33
416.40 - 558.90	2,077	0.2 years	2,077	543.29
570.90 - 699.30	1,826	1.6 years	1,826	596.78
	6,063	1.0 year	6,063	$447.19
As of September 30, 2015 and December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 9. Regulatory Matters
The Company and Centrue Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “adequately capitalized” in the capital categories shown in the table below.  As of September 30, 2015, the Company is "adequately capitalized." As of September 30, 2015, Centrue Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$113,922	15.7%	$58,027	8.0%	N/A	N/A
Centrue Bank	112,249	15.5	57,929	8.0	72,411	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$82,883	11.4	$32,640	4.5	N/A	N/A
Centrue Bank	103,846	14.3	32,585	4.5	47,067	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$105,519	14.6	$43,521	6.0	N/A	N/A
Centrue Bank	103,846	14.3	43,447	6.0	57,929	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$105,519	11.5	$41,334	4.5	N/A	N/A
Centrue Bank	103,846	11.3	41,305	4.5	45,894	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk-weighted assets)
Centrue Financial	$57,829	9.6%	$47,991	8.0%	N/A	N/A
Centrue Bank	70,717	11.8	47,792	8.0	59,740	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$41,118	6.9	$23,995	4.0	N/A	N/A
Centrue Bank	63,243	10.6	23,896	4.0	35,844	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$41,118	4.9	$33,345	4.0	N/A	N/A
Centrue Bank	63,243	7.6	33,231	4.0	41,539	5.0

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

In December 2009, the Company and the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve-Chicago and the Illinois Department of Financial and Professional Regulation (“IDFPR”). The Agreement is based on the findings of the Federal Reserve-Chicago and the IDFPR during an examination that commenced in June 2009 (the “Examination”). Since the completion of the Examination, the boards of directors of the Company and the Bank have aggressively taken steps to address the findings of the Examination. The Company and the Bank have taken an active role in working with the Federal Reserve Board and the IDFPR to improve the condition of the Bank and have addressed the items included in the Agreement.
Under the terms of the Agreement, the Bank must prepare and submit written plans and/or reports to the regulators that address the following items: strengthening the Bank’s credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. While the Agreement remains in place, the Company and the Bank may not pay dividends and the Company may not increase debt or redeem any shares of its stock without the prior written consent of the regulators. Further, the Bank will comply with applicable laws and regulations. The Company and the Bank are in compliance with all the requirements specified in the Agreement.
The Company and the Bank believe that the proactive steps that have been taken by the board of directors and by management will help the Company and the Bank address the Agreement and the concerns leading to the Agreement.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the nine months ended September 30, 2015 as compared to the same period in 2014. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
The MD&A should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes thereto. Actual results could differ from those estimates. All financial information in the following tables is displayed in thousands (000s), except per share data.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s registration statement filed with the SEC on October 15, 2015.
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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Results of Operations
Net Income (Loss)
Net income for the three months ended September 30, 2015 equaled $1.1 million or $0.11 per common diluted share as compared to net income of $0.6 million or $(1.41) per common diluted share in the third quarter of 2014. For the first nine months of 2015, the Company had net income of $4.0 million or $3.68 per common diluted share as compared to net income of $1.5 million or $(5.68) per common diluted share for the same period in 2014.
The results for the first nine months of 2015 were positively impacted by a $1.8 million gain on extinguishment of debt, representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due MB Financial in connection with the settlement of obligations. During the first nine months of 2014, the Company recorded a $2.3 million provision for loan losses offset by a $0.8 million gain on sale of other assets.
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
Fully tax equivalent net interest income for the third quarter 2015 totaled $6.8 million, representing an increase of $0.7 million or 10.63% compared to $6.1 million for the same period in 2014. This increase in income is primarily due to an increase in interest earning assets and a reduction in the cost of funds.
The net interest margin was 3.34% for the third quarter of 2015, representing an increase of 1 basis point from the 3.33% recorded at the third quarter of 2014. The improvement in the net interest margin is being driven by the addition of new earnings assets, decreasing cost of funds and the reduction in nonperforming loans.
Fully tax equivalent net interest income for the nine months ended September 30, 2015 totaled $19.3 million, representing an increase of $1.1 million or 5.87% compared to $18.2 million earned during the same period in 2014. The net interest margin was 3.42% for the nine months ended September 30, 2015, representing an increase of 11 basis points from 3.31% recorded in the same period of 2014. The increase of net interest income and the net interest margin was driven by the same factors impacting the third quarter.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$2,011	$16	3.16%	$3,534	$27	3.03%	$(9)	$(2)	$(11)
Securities
Taxable(1)	196,193	794	1.61	138,243	543	1.56	262	(11)	251
Exempt from federal income taxes(1)(2)	7,145	70	3.89	6,412	94	5.82	64	(88)	(24)
Total securities (tax equivalent)	203,338	864	1.69	144,655	637	1.75	326	(99)	227
Federal funds sold	620	4	2.56	5,620	11	0.78	(1)	(6)	(7)
Loans(3)(4)(5)
Commercial	104,347	1,062	4.04	87,540	920	4.17	221	(79)	142
Real estate	490,627	5,368	4.34	485,036	5,341	4.37	147	(120)	27
Installment and other	2,911	48	6.54	2,908	48	6.55	7	(7)	—
Gross loans (tax equivalent)	597,885	6,478	4.3	575,484	6,309	4.35	375	(206)	169
Total interest-earnings assets	803,854	7,362	3.63	729,293	6,984	3.80	691	(313)	378
Noninterest-earning assets
Cash and cash equivalents	46,200			71,664
Premises and equipment, net	22,341			22,939
Other assets	47,308			55,718
Total nonearning assets	115,849			150,321
Total assets	$919,703			$879,614

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	131,685	30	0.09	130,939	35	0.11	1	(6)	(5)
Money market accounts	119,833	54	0.18	124,349	61	0.19	(2)	(5)	(7)
Savings deposits	124,089	3	0.01	117,409	3	0.01	—	—	—
Time deposits	193,727	229	0.47	241,833	399	0.65	(78)	(92)	(170)
Federal funds purchased and repurchase
Agreements	18,510	13	0.28	18,398	14	0.30	—	(1)	(1)
Advances from FHLB	75,000	138	0.73	33,913	117	1.37	99	(78)	21
Notes payable	20,888	132	2.51	31,138	242	3.08	(38)	(72)	(110)
Total interest-bearing liabilities	683,732	599	0.35	697,979	871	0.50	(18)	(254)	(272)
Noninterest-bearing liabilities
Noninterest-bearing deposits	147,363			135,746
Other liabilities	5,114			9,471
Total noninterest-bearing liabilities	152,477			145,217
Stockholders’ equity	83,494			36,418
Total liabilities and stockholders’ equity	$919,703			$879,614
Net interest income (tax equivalent)		$6,763			$6,113		$709	$(59)	$650
Net interest income (tax equivalent)
to total earning assets			3.34%			3.33%
Interest-bearing liabilities to earning assets			85.06%			95.71%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2015 there was $10 in tax equivalent interest included in gross loans and $12 in 2014.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$2,983	$51	2.29%	$3,490	$66	2.53%	$(2)	$(13)	$(15)
Securities
Taxable(1)	168,089	2,020	1.61	145,564	1,766	1.62	291	(37)	254
Exempt from federal income taxes(1)(2)	5,905	185	4.19	6,505	284	5.84	67	(166)	(99)
Total securities (tax equivalent)	173,994	2,205	1.69	152,069	2,050	1.80	358	(203)	155
Federal funds sold	2,543	16	0.84	5,620	32	0.76	(16)	—	(16)
Loans(3)(4)(5)
Commercial	101,279	3,087	4.08	94,393	2,929	4.15	274	(116)	158
Real estate	471,568	15,664	4.44	477,517	15,757	4.41	(73)	(20)	(93)
Installment and other	2,932	132	6.02	2,714	125	6.16	8	(1)	7
Gross loans (tax equivalent)	575,779	18,883	4.38	574,624	18,811	4.38	209	(137)	72
Total interest-earnings assets	755,299	21,155	3.74	735,803	20,959	3.81	549	(353)	196
Noninterest-earning assets
Cash and cash equivalents	46,262			61,487
Premises and equipment, net	22,446			23,018
Other assets	48,528			56,834
Total nonearning assets	117,236			141,339
Total assets	$872,535			$877,142

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	118,842	67	0.08	117,505	75	0.09	4	(12)	(8)
Money market accounts	119,721	159	0.18	122,584	178	0.19	1	(20)	(19)
Savings deposits	122,587	10	0.01	118,267	9	0.01	—	1	1
Time deposits	197,760	704	0.48	256,457	1,375	0.72	(239)	(432)	(671)
Federal funds purchased and repurchase
Agreements	17,856	37	0.28	17,515	39	0.30	2	(4)	(2)
Advances from FHLB	49,737	368	0.99	28,407	340	1.60	238	(210)	28
Notes payable	24,230	509	2.81	31,138	713	3.06	(160)	(44)	(204)
Total interest-bearing liabilities	650,733	1,854	0.38	691,873	2,729	0.53	(154)	(721)	(875)
Noninterest-bearing liabilities
Noninterest-bearing deposits	148,838			139,395
Other liabilities	6,804			9,673
Total noninterest-bearing liabilities	155,642			149,068
Stockholders’ equity	66,160			36,201
Total liabilities and stockholders’ equity	$872,535			877,142
Net interest income (tax equivalent)		$19,301			$18,230		$(2,023)	$(247)	$(2,270)
Net interest income (tax equivalent)
to total earning assets			3.42%			3.31%
Interest-bearing liabilities to earning assets			86.16%			94.03%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2015 there was $46 in tax equivalent interest included in gross loans and $44 in 2014.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

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
There was no provision for loan losses for the third quarter 2015 compared to $0.7 million for the third quarter 2014. As for the first nine months of 2015, the Company did not record a provision for loans losses in comparison to $2.3 million for the first nine months of 2014. The lack of need for a provision charge during the period was driven by the following factors:

•	No material migrations of performing loans to nonperforming status from year-end 2014 to September 30, 2015;

•	Charge-offs during the period were offset by recoveries, resulting in net recoveries for the first nine months;

•	Asset quality significantly improved from the prior year as a result of bulk asset sale and successful troubled loan workout strategies;

•	Continued stabilization of collateral values.
Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.

Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. Noninterest income totaled $3.2 million for the three months ended September 30, 2015, compared to $3.2 million for the same period in 2014. Excluding gains related to the sale of OREO, securities and other irregularly occurring income, noninterest income decreased by $0.1 million or 3.9%. This $0.1 million decrease was primarily due to a decline in service charge income and mortgage banking income.
For the nine months ended September 30, 2015, noninterest income was flat at $9.8 million in comparison to the same time period in 2014. Excluding the above referenced irregularly occurring items, the 2015 period saw a decrease of $0.5 million or 6.5% in noninterest income compared to the same period in 2014.

Noninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. Total noninterest expense for the third quarter of 2015 was $8.8 million, compared to $8.0 million recorded during the same period in 2014. Excluding OREO valuation adjustments and other irregularly occurring items from both periods, noninterest expense levels increased by $0.2 million, or 2.6%. This $0.2 million increase was largely recognized in the salary and benefits category but was offset by a substantial decrease in the FDIC insurance costs.
For the nine month period ended September 30, 2015, noninterest income was $25.0 million, compared to $24.2 million during the same period in the prior year. Excluding OREO valuation adjustments and other irregularly occurring items, noninterest expense increased by $0.5 million or 2.2% . The primary reason for this $0.5 million increase was attributed to the same reasons as stated above.
Applicable Income Taxes
The Company recorded an immaterial tax expense for the nine months ended September 30, 2015 despite having a full valuation allowance on its deferred tax assets. This was due to estimated Alternative Minimum Tax due on taxable income that could not be offset with net operating loss carry-forwards or credits per IRS guidelines. Excluding this expense, no tax expense or benefit was recorded for the nine months ended September 30, 2015 and for the same period in 2014.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Financial Condition
General
Following are highlights of the September 30, 2015 balance sheet when compared to December 31, 2014:
Securities. The primary strategic objective of the Company’s $206.4 million securities - available-for-sale from September 30, 2015, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $206.4 million at September 30, 2015 compared to $135.4 million at December 31, 2014. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $8.3 million at September 30, 2015 and $6.1 million at December 31, 2014.
Loans. Total loans, including loans held for sale, equaled $612.1 million, representing an increase of $58.5 million, or 10.57% from December 31, 2014. The net increase from year-end 2014 was related to a combination of new loan growth and normal seasonal line draws. Competition for new commercial loan opportunities and loan renewals continues to be strong and pressures loan yields.
Deposits. Total deposits equaled $709.5 million at September 30, 2015 compared to $698.8 million recorded at December 31, 2014. The September 30, 2015 deposit balance represents an increase of $10.7 million or 1.53% from December 31, 2014. The net increase from year-end 2014 was largely related to initiatives aimed at deepening deposit relationships with loan customers and a general increase in deposits from existing account holders as noncore and brokered time deposits matured and were not replaced.
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
Each of the Company's commercial loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. The Company uses an independent third-party for loan review of new and existing loans.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth a summary nonperforming assets:

	September 30,	December 31,
	2015	2014
Nonaccrual loans (including TDRs)	$6,010	$7,749
TDRs still accruing interest	25	—
Loans 90 days past due and still accruing interest	—	—
Total nonperforming loans	$6,035	$7,749
Other real estate owned	9,755	10,256
Total nonperforming assets	$15,790	$18,005

Nonperforming loans to total end of period loans	0.99%	1.40%
Nonperforming assets to total end of period loans	2.58	3.25
Nonperforming assets to total end of period assets	1.67	2.20
The Company’s level of nonperforming assets has declined significantly over the past two years mainly due to the sale of $35.2 million of troubled assets through the bulk asset sale completed on December 5, 2014 which included the sale of $9.5 million in nonaccrual loans and $7.7 million in OREO. Total nonperforming assets declined $2.2 million to $15.8 million, or 1.67% of total assets, at September 30, 2015 from $18.0 million at December 31, 2014. Total nonperforming assets included $0.03 million in accruing troubled debt restructures, $9.8 million of foreclosed assets and repossessed real estate, and $6.0 million of nonaccrual loans compared to $10.3 million of foreclosed assets and $7.7 million of nonaccrual loans at December 31, 2014.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $1.7 million from December 31, 2014 to September 30, 2015, largely due to successful workout asset sale strategies.
The level of nonperforming loans to end of period loans was 0.99% as of September 30, 2015 as compared to 1.40% as of December 31, 2014. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 139.24% for the period ended September 30, 2015 from 102.99% for the year ended December 31, 2014.
Other Potential Problem Loans
The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. As of September 30, 2015, management identified $0.1 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 1.51% of the loans deemed impaired during 2015. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $10.4 million at September 30, 2015 as compared to $8.5 million at December 31, 2014. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.
The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.
Allowance for Loan Losses
At September 30, 2015, the allowance for loan losses was $8.4 million, or 1.37% of total loans, as compared to $8.0 million, or 1.44% of total loans, at December 31, 2014. The Company recorded no provision to the allowance for loan losses for the nine months ended September 30, 2015 largely due to net recoveries of $0.4 million, a decrease in levels of nonperforming loans, and stabilizing collateral values on troubled loans. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by financing activities offset by cash flows used in operating activities and investing activities resulted in a net decrease in cash and cash equivalents of $3.5 million from December 31, 2014 to September 30, 2015.
For the period ended September 30, 2015, the Company experienced a positive net cash flow of $129.0 million in financing activities primarily due to the net proceeds received from the issuance of common stock as part of the March 31, 2015 recapitalization and a net increase of $76.5 million in borrowings. In contrast, net cash outflows of $136.4 million were used by investing activities due to the purchase of available for sale securities and an overall increase in net loans. Net cash provided by operating activities was $3.9 million.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2015:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$145,722	$44,325	$6,482	$—	$196,529
Operating leases	276	101	—	—	377
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	100,000	5,000	—	—	105,000
Total contractual cash obligations	$245,998	$49,694	$6,482	$20,620	$322,794
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At September 30, 2015, the Company had $133.0 million in outstanding loan commitments including outstanding commitments for various lines of credit and $2.6 million of standby letters of credit.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital Resources
Stockholders' Equity
Stockholders' equity at September 30, 2015 was $83.7 million, an increase of $53.4 million from $30.3 million at December 31, 2014. The change in stockholders’ equity during 2015 was largely the result of a recapitalization through the issuance of 6.3 million shares of Centrue common stock with aggregate gross proceeds of $76.0 million and net proceeds of $69.0 million after issuance costs.
Capital Measurements
As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of September 30, 2015. See Note 10 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$113,922	15.7%	$58,027	8.0%	N/A	N/A
Centrue Bank	112,249	15.5	57,929	8.0	72,411	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$82,883	11.4	$32,640	4.5	N/A	N/A
Centrue Bank	103,846	14.3	32,585	4.5	47,067	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$105,519	14.6	$43,521	6.0	N/A	N/A
Centrue Bank	103,846	14.3	43,447	6.0	57,929	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$105,519	11.5	$41,334	4.5	N/A	N/A
Centrue Bank	103,846	11.3	41,305	4.5	45,894	5.0
Recent Accounting Developments
See Note 1 to the Unaudited Consolidated Financial Statements for information concerning recent accounting developments.
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
Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	fluctuations in the value of the Company’s investment securities;

•	the Company’s ability to ultimately collect on any downgraded loan relationships;

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

•	the Company’s ability to respond and adapt to economic conditions in our geographic market;

•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;

•	volatility of rate sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the ability to successfully acquire low cost deposits or funding;

•	the ability to successfully execute strategies to increase noninterest income;

•	the ability to successfully grow non-commercial real estate loans;

•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;

•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;

•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;

•	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values;

•	the Company's reliance on third parties for information such as appraisal values, credit scores, and IT capabilities.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Management
The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100, 200 and 300 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2015 and December 31, 2014, respectively:

	Change in Net Interest Income Over One Year Horizon
	September 30, 2015		December 31, 2014
	Change		Change
	$	%	$	%
+300 bp	$62	0.23%	$1,561	6.53%
+200 bp	17	0.06	978	4.09
+100 bp	52	0.19	499	2.09

Base	—	—	—	—

- 100 bp	(923)	(3.43)	(1,091)	(4.56)
As shown above, the effect of an immediate 200 basis point increase in interest rates as of September 30, 2015 would increase the Company’s net interest income by $0.02 million or 0.1%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $(0.9) million or (3.4)%.

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
Item 1A. Risk Factors
The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s registration statement filed with the SEC on October 15, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6. Exhibits
Exhibits:

31.1	Certification of Kurt R. Stevenson, President and Chief Executive Officer, required by Rule 13a - 14(a).
31.2	Certification of Daniel R. Kadolph, Executive Vice President and Chief Financial Officer required by Rule 13a - 14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Executive Vice President and Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date:	November 13, 2015	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer

CENTRUE FINANCIAL CORPORATION

Date:	November 13, 2015	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Chief Financial Officer