Form 10-K
period 2015-12-31
CENTRUE FINANCIAL CORP
filed 2016-03-15
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Commission File Number: 0-28846
Centrue Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware	36-3145350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

122 W. Madison Street, Ottawa, IL 61350
(Address of principal executive offices including zip code)
(815) 431-8400
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Title of Exchange Class	Name of Each Exchange which Registered
Common Stock ($0.01 par value)	The NASDAQ Capital Market
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. Yes [ ] No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes [ ] No [✓]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓]
As of March 15, 2016, 6,513,694 shares of the Registrant's Common Stock was issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant’s most recently completed second quarter, was $24,780,135.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
As used in this report, the terms “we,” “us,” “our,” “Centrue” and the “Company” mean Centrue Financial Corporation and its subsidiary, unless the context indicates another meaning, and the term “Common Stock” means our common stock, par value $0.01 per share.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 1.         Business
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Some of the statements contained or incorporated by reference in this document are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the current expectations, forecasts, and assumptions of our management and are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are sometimes identified by language such as “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions and may also include references to plans, strategies, objectives, and anticipated future performance as well as other statements that are not strictly historical in nature. The risks, uncertainties, and other factors that could cause our actual results to differ materially from those expressed or implied in this prospectus include those noted under the caption “Risk Factors.” Readers should carefully review this information as well as the risks and other uncertainties described in other filings we may make with the Securities and Exchange Commission.
Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions, and estimates only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.
Centrue Financial Corporation
The Company is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded banking company with assets of $961 million, net loans of $625 million, and equity of $121 million at December 31, 2015 and is headquartered in Ottawa, Illinois.  The Company currently trades on the NASDAQ Capital Market (NASDAQ: CFCB). The Company provides a full range of banking services to individual and corporate customers extending from western and southern suburbs of the Chicago metropolitan area across Central Illinois down to metropolitan St. Louis area.
The Company operates one wholly owned subsidiary; Centrue Bank ("the Bank"). The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.
Subsidiary
At December 31, 2015, the Bank had $922 million in total assets, $719 million in total deposits, and twenty-seven offices (twenty-two full-service bank branches, two lending centers and two back-room sales support non-banking facilities in Illinois and one full-service bank branch in Missouri) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Employees
At December 31, 2015, the Company and the Bank had a total of 214 full-time employees and 47 part time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relationships with our employees.
SUPERVISION AND REGULATION
General
Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the IDFPR, the Board of Governors of the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service, state taxing authorities, and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and has affected large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act took effect immediately, many of the provisions have delayed effective dates and their implementation has required the issuance of numerous new regulations.
The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating the Consumer Financial Protection Bureau (the “CFPB”) which has the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; increasing the ratio of reserves to deposits minimum to 1.35%; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.
In July 2011, the CFPB took over many of the consumer financial functions that had been assigned to the federal banking agencies and other designated agencies. The CFPB has broad rulemaking authority and there has been considerable uncertainty as to how the CFPB will continue to exercise its regulatory, supervisory, examination and enforcement authority.
The Dodd-Frank Act has had and will have significant and immediate effects on banks and bank holding companies in many areas. It is expected that the continued implementation of the Dodd-Frank Act will increase the cost of doing business in the banking industry.
The Company
General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Act. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the Act, the Company is subject to periodic

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of operations and such additional information as the Federal Reserve Board may require. The Company is also subject to regulation by the IDFPR under the Illinois Bank Holding Company Act, as amended.
Investments and Activities. Under the Act, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the Act), the Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve Board is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.
The Act also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be “so closely related to banking as to be a proper incident thereto.” Under current regulations of the Federal Reserve Board, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance or equipment leasing business, the operation of a computer service bureau (including software development), and the operation of mortgage banking and brokerage businesses. The Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
In November 1999, the Gramm-Leach-Bliley Act “GLB Act” was signed into law. Under the GLB Act, bank holding companies that meet certain standards and elect to become “financial holding companies” are permitted to engage in a wider range of activities than those permitted for bank holding companies, including securities and insurance activities. Specifically, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at their most recent examination.
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
Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non bank businesses.
The following minimum regulatory capital requirements for bank holding companies were in effect as of December 31, 2015: a risk based requirements expressed as percentages of total risk weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk based requirement consists of a minimum ratio of total capital to total risk weighted assets of 8%, of which at least 6% must be Tier I capital and a new common equity Tier I capital ratio with a minimum of 4.5%.
In July 2013, the federal banking agencies approved a final rule implementing the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Act (the “Basel III Rule”). As discussed in more detail below, subject to a phase-in period,

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

beginning January 1, 2015, financial institutions transitioned to the Basel III Rule and were required to report results with the first call report of 2015. The Basel III Rule applies to all banking organizations, except for bank holding companies and savings and loan holding companies with consolidated assets of less than $1.0 billion.
The Basel III Rule also exempts bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from phasing out trust preferred securities (“TruPS”) and cumulative perpetual preferred stock from Tier 1 capital. Capital instruments that were issued prior to May 19, 2010, by these institutions and that are currently in Tier 1 capital, including TruPS and cumulative perpetual preferred stock, are grandfathered in Tier 1 capital, subject to certain limits. More specifically, consistent with the current requirements, these instruments are limited to 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.
In addition, pursuant to its Small Bank Holding Company Policy, which was amended in 2014, the Federal Reserve Board exempts certain bank holding and savings and loan holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $1 billion (formerly $500 million) in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt is retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.
Dividends. The Company is organized under the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Additionally, the Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Our ability to declare dividends and pay these dividends to our stockholders will depend on the Company’s receipt of dividends from the Bank, as we have no other source of revenue with which to pay dividends. Under current Illinois law the Bank may only pay dividends equal to or less than its cumulative net profits then on hand, deducting from the net profits the bank’s cumulative losses and bad debts. For many banks that suffered losses as a result of the 2008 recession, including the Bank, the banks have recovered and are generating profits, but the banks may not begin paying dividends until year-to-year cumulative undivided profits exceed the earlier years’ losses. The effect of this provision in the Illinois Banking Act is that these otherwise healthy banks must wait many years before they can begin paying dividends again. Effective August 13, 2015 the Illinois Banking Act was amended to address this dividend issue by authorizing a state bank to restate its capital accounts to eliminate a deficit in its undivided profits account so long as prior to the restatement the bank receives the written approval of the Secretary of the IDFPR. The Bank may now, with the permission of the IDFPR and subject to Federal Reserve Board requirements, restate its capital accounts and begin paying dividends again so long as the Bank is profitable.
THE BANK
Centrue Bank
The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC. The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks, the Federal Reserve Board, as the primary federal regulator of member banks, and the FDIC, as administrator of deposit insurance.
Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. As an FDIC insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. The Dodd-Frank Act permanently raised the basic limit on deposit insurance coverage from $100,000 to $250,000 per depositor.
Under the FDIC’s risk based assessment regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC.
A bank’s initial assessment rate is based upon the risk category to which it is assigned. Adjustments may be made to a bank’s initial assessment rate based certain factors including levels of long-term unsecured debt, levels of secured liabilities above a threshold amount, and, for certain institutions, brokered deposit levels. As required by the Dodd-Frank Act, in February 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity capital, rather than on deposits. In addition, FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. On an unadjusted basis, initial base assessment rates now range between 5 basis points in the lowest risk category and 35 basis points for banks in the highest risk category.
Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15%. However, the Dodd-Frank Act raised the minimum reserve ratio to 1.35% and removed the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The Dodd-Frank Act also requires that the reserve ratio reach 1.35% by September 30, 2020. Effective January 1, 2011, the FDIC set the long term reserve ratio at 2%. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
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
FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2015, the FICO assessment rate for DIF members ranged between approximately 0.0058% and 0.0060% of deposits. During the year ended December 31, 2015 the Bank paid FICO assessments totaling $0.05 million.
For the first quarter of 2016, the rate established by the FDIC for the FICO assessment 0.0058% of deposits.
Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2015, the Bank paid supervisory assessments to the IDFPR totaling $0.1 million.
Capital Requirements. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are four basic measures of capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio, a Common equity tier 1 capital ratio; and a leverage ratio.
The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.
Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
As described above, in July 2013 the federal banking regulators released the Basel III Rule relating to minimum capital requirements for U.S. banking organizations. The Basel III Rule does not apply to bank holding companies with less than $1.0 billion in consolidated assets, such as the Company; however, many of the requirements apply to the Bank. Namely, the Basel III Rule modifies standards for the risk-weighted assets calculation, sets new minimum capital requirements and refines capital quality through various eligibility restrictions. The Basel III Rule became effective as applied to the Bank on January 1, 2015, with a phase in period of the requirements that generally extends from January 1, 2015 through January 1, 2019.
Under current capital adequacy standards and the Basel III Rule, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, was required to be in the form of Tier 1 capital. The Basel III Rule increases the required minimum Tier 1 capital ratio from 4% to 6%. The Basel III Rule also increased the minimum Tier 1 leverage ratio from 3% to 4%. The Basel III Rule also established a Common Equity Tier 1 (“CET1”) capital ratio of 4.5% and phases in a capital conservation buffer equivalent to 2.5% of risk-weighted assets.
The capital conservation buffer as fully implemented will require a 2.5% buffer above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer may face restrictions on capital distributions or discretionary bonus payments to executive officers. The Basel III rule also revises the methodology for calculating risk-weighted assets for certain types of assets and exposures.
In addition, the Basel III rule provides that smaller banking organizations could make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. This opt-out excludes from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Bank made this opt-out election and will exclude the change in unrealized gains and losses in these items from its regulatory capital.
Prompt Corrective Regulatory Action. The Federal Reserve Board is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.
A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized.” A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.
The Basel III Rule revised the current prompt corrective action requirements effective January 1, 2015 by:

•	Introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being a minimum of 6.5% for well-capitalized status;

•
Increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and

•	Eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.
The Basel III Rule did not change the total risk-based capital requirement for any prompt corrective action category.
Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Regulatory Agreements. On December 18, 2009, the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve-Chicago and the IDFPR. The Agreement required the Bank to make certain commitments related to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices. The Bank complied with its obligations under the Agreement, and the Agreement was terminated on February 16, 2016.
Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their net profits then on hand, after deducting losses and bad debts. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve Board approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed such bank’s calendar year-to-date net income plus such bank’s retained net income for the two preceding calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, notwithstanding the availability of funds for dividends, the Federal Reserve Board may prohibit the payment of any dividends by the Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.
The Illinois Banking Act was amended August 13, 2015 to address the dividend restriction by authorizing a state bank to restate its capital accounts to eliminate a deficit in its undivided profits account so long as prior to the restatement the bank receives the written approval of the IDFPR. The Bank may now, with the permission of the IDFPR and subject to Federal Reserve Board requirements, restate its capital accounts and begin paying dividends again so long as the Bank is profitable.
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
Reserve Requirement. Federal Reserve Board regulations, as presently in effect, require depository institutions including the Bank to maintain cash reserves against their net transaction accounts (primarily NOW and regular checking accounts). Federal Reserve Banks are authorized to pay interest on such reserves.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company. The Company qualifies as and has elected to be treated as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. The Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
EXECUTIVE OFFICERS

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the board of directors. In addition to the information provided in the 2016 Proxy Statement, the names and ages of the executive officers of the Company, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.
Kurt R. Stevenson, 49, is the President & Chief Executive Officer and Director of Centrue Financial Corporation and the Bank, a position he has held since 2011. He had previously served as the Company’s Senior Executive Vice President & Chief Financial Officer since 2003.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Daniel R. Kadolph, 53, is the Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and the Bank, a position he has held since January 2012. Prior to that he served as a consultant to various banks since 2008.
John E. Christy, 56, is the Bank’s Executive Vice President & Chief Lending Officer, a position he has held since January 2014. He joined the Bank in January 2014 and briefly served as VP/Senior Commercial Relationship Manager. Prior to joining the Bank, he worked at Salin Bank as its EVP/Director of Commercial Banking & TM and at PNC Financial Services as its SVP.
Kenneth A. Jones, 52, is the Bank’s Executive Vice President & Chief Credit Officer. Mr. Jones joined the Bank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.
Gene A. Guidici, 53, is the Market President for the Bank’s Kankakee, Bradley, Bourbonnais, Herscher, Manteno, Momence and Orland Park locations, a position held since 2012. He joined the Bank as its SVP/Senior Commercial Relationship Manager in November of 2011. He had previously worked at United Central Bank as Vice President & Special Assets Manager and at Amcore Bank as Senior Vice President & Division Manager.
Everett J. Solon, 63, is the Market President for the Bank’s Streator, Dwight, Ottawa, Princeton and Peru locations, a position held since 2003.
Diane F. Leto, 54, is the Bank’s Executive Vice President & Head of Operations. She had previously served as the Bank’s Executive Vice President & Chief Risk Officer through September 2011 and Head of Operations through year-end 2008.
Heather M. Hammitt, 41, is the Bank’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined the Bank in March of 1998 and has served in various positions of management in the human resources department during that time.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 1A.     Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of oerpations, cash flows, and the trading price of our common stock.
Risks Related to Our Business
We are exposed to higher credit risk by commercial real estate, commercial and industrial lending, real estate construction and farm land.
Commercial real estate, commercial and industrial, and real estate construction lending usually involve higher credit risks than single-family residential lending. As of December 31, 2015, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate-61.86%, commercial and industrial-10.63%, real estate construction-4.11% and farm land-4.30%.
Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.
Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.
Risk of loss on a real estate construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
Commercial real estate loans, commercial and industrial loans, and real estate construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.
We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations. We derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve Board and Federal Home Loan Banks, of which we are a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.
We are subject to losses due to the errors or fraudulent behavior of employees or third parties.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if an individual causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

We have a deferred tax asset that may not be fully realized in the future.
Our net deferred tax asset totaled $38.2 million as of December 31, 2015. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods that the related net operating losses and certain recognized built-in losses and net unrealized built-in losses, if any (collectively, “pre-change losses”), may be utilized and is also subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), described below. If our estimates and assumptions about future taxable income and prudent and feasible tax planning strategies are not accurate, the value of our deferred tax asset may not be recoverable and our cash flow available to fund operations could be adversely affected. It is possible that we could ultimately not be able to use or could lose a portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our results of operations and capital.
Our ability to realize the benefit of our deferred tax assets may be materially impaired if we experience an ownership change under Sections 382 of the Code.
Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. A Company that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-change losses equal to the equity value of the Company immediately before the ownership change (in some cases, reduced by certain capital contributions received in the two years preceding the ownership change), multiplied by the applicable “long-term tax-exempt rate” (a rate that changes monthly and was 2.61% for ownership changes occurring in December 2015). While our certificate of incorporation includes provisions intended to prohibit transactions that would result in an ownership change, an ownership change nevertheless could occur in the future, which likely would have a material adverse effect on our results of operations, financial condition and stockholder value. Any change in applicable law may also result in an ownership change. Our tax preservation provisions may also limit our ability to raise capital by selling newly issued shares of our common stock.
We depend on our key officers and employees to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. Management’s ability to retain key officers and employees may change.
We believe that the implementation of our long-term business strategy and future success will depend in large part on the skills of our current senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replace. Two members of our senior management team have entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve.
Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel, particularly in respect of the implementation of our business strategy, which may require the recruitment of new personnel in new or expanded business areas. There may be only a limited number of persons with the requisite skills to serve in these positions in the geographic markets we serve, and it may be increasingly difficult for us to hire personnel over time. The loss of service of one or more of our key officers and employees, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results and the value of our common stock.
Our allowance for losses on loans may not be adequate to cover probable losses.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when we believe that repayment of principal is unlikely. Any material declines in the creditworthiness of our customers, real estate market conditions and values, general economic conditions or changes in regulatory policies would likely result in a higher probability that principal on some loans will not be repaid and require us to increase our allowance for loan losses. Bank regulators also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs. A material increase in the allowance for loan losses would adversely affect our results of operations and our capital.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Centrue Bank’s business is subject to liquidity risk, and changes in its source of funds may adversely affect our performance and financial condition by increasing its cost of funds.
The Bank’s ability to make loans and fund expenses is directly related to its ability to secure funding. Retail and commercial deposits and core deposits are the Bank’s primary source of liquidity. The Bank also relies on cash from payments received from loans and investments, as well as advances from the FHLB of Chicago as a funding source.
Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Significant fluctuations in lower cost funding vehicles would cause the Bank to pursue higher cost funding which would adversely affect our financial condition and results of operations.
The Company’s liquidity is largely dependent upon our ability to receive dividends from the Bank, which accounts for substantially all our revenue, could affect our ability to pay dividends, and we may be unable to generate liquidity from other sources.
We are a separate and distinct legal entity from our bank subsidiary. We historically received dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of the Bank. $2.4 million of the $76.0 million capital raised on March 31, 2015 was retained by the Company for the Company’s use. These retained funds are believed to be sufficient to meet working capital obligations of the Company in the short term, but over time if the Company is unable to receive dividends from the Bank the Company will need an alternative source of working capital funding.
Increases in our level of non-performing assets would have an adverse effect on our financial condition and results of operations.
If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.
Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.
Our success depends, in part, on the ability to adapt products and services to evolving industry and regulatory standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.
Deterioration in the real estate markets and economic conditions could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.
Our success depends on general and local economic conditions, and real estate and business markets in which we do business. The commercial and residential real estate markets experienced weakness during the recent economic downturn. Any future declines in real estate values may reduce the value of collateral securing loans and impact the customer’s ability to borrow or repay. Increases in delinquency levels or declines in real estate values could have a material negative effect on our business and results of operations.
While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.
Our earnings and cash flows depend to a great extent upon the level of our net interest income. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of non-performing loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.
We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events, changes in the United States and other financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Net interest income is affected by the level and direction of interest rates, credit spreads,

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

client loan and deposit preferences and other factors. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results.
We attempt to manage our risk from changes in market interest rates through asset/liability management by adjusting the rates, maturity and balances of the different types of interest-earning assets and interest bearing liabilities. Interest rate risk management techniques are not precise and we may not be able to successfully manage our interest rate risk. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.
Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs and risks associated with the ownership of real property, which could have an adverse effect on our business and results of operations.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including general or local economic conditions; environmental cleanup liabilities; interest rates; real estate taxes; supply and demand for rental units; occupancy rates for rental units and government regulation and fiscal policies. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.
An interruption in or breach in security of our information systems may result in a loss of customer business.
We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing, or loan origination systems. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.
Additionally, we outsource portions of our data processing to third parties. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own.
Although management regularly reviews and updates our internal controls, disclosure controls and procedures, any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our regional concentration makes us particularly at risk for changes in economic conditions in our primary market.
Economic conditions in Illinois, Missouri, and the Midwest affect our business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Illinois or existing or prospective borrowers or property values in Illinois may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
When we sell 1-4 family residential real estate loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. While we sell mortgage loans with no recourse, our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition could be materially and adversely affected.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Certain provisions in our Certificate of Incorporation limit our likelihood of being acquired in a manner not approved by the Board.
Our certificate of incorporation contains provisions intended to protect certain tax attributes of the Company. Unless approved by the board of directors in accordance with the procedures set forth in the certificate of incorporation and subject to certain exceptions for permitted transfers, any attempted transfer of the Company’s common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons will own 4.95% or more of the outstanding shares of common stock of the Company or (ii) the ownership interest in the Company of any of its existing 5% Stockholders will be increased.
The existence of the tax preservation provisions may make it more difficult, delay, discourage, prevent or make it more costly to acquire us or affect a change-in-control that is not approved by the board of directors. This, in turn, could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and adversely affect the market price of our common stock.
Changes in the valuation of our securities portfolio may impact our profits.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.
In considering whether to make a loan secured by real property, we generally require an appraisal. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.
As a community bank, our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.
Risks Related to the Ownership of our Common Stock
An active, liquid and orderly trading market for our common stock may not develop and the stock price may be volatile.
Since our common stock is not widely traded, its market value could be subject to wide fluctuations in response to various risk factors including: changes in laws or regulations applicable to our industry, products or services; price and volume fluctuations in the overall stock market; volatility in the market value and trading volume of companies in our industry or companies that investors consider comparable; share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; sales of our common stock by us or by our stockholders, including sales as contractual lock-ups expire; litigation involving us or the financial services industry generally; global economic and political changes; competitive activities and loss of customers; catastrophic events; and general economic and market conditions.
The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.
As a result of the completion of this offering, the Company has become a public reporting company. The obligations of being a public company, include substantial public reporting obligations, which require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we will file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. These obligations will increase our operating expenses and could divert our management’s attention from our operations.
Our stock-based benefit plans will increase our expenses and negatively impact our results of operations.
Our stock-based benefit plans will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under a stock-based benefit plan(s). The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards actually granted, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time.
We will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients. Actual expenses will depend on the price of our common stock.
The implementation of stock-based benefit plans may dilute your ownership interest. Historically, stockholders have approved these stock-based benefit plans.
Our stock-based benefit plans will dilute the ownership interest in our outstanding shares to the extent newly issued shares are used for the stock-based benefits. Although the implementation of new stock-based benefit plans would be subject to stockholder approval, historically stock-based benefit plans adopted by financial institutions and their holding companies have been approved by stockholders.
“Anti-takeover” provisions and the regulations to which we are subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.
Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws, as well as regulatory approvals that would be required under federal law, could make it more difficult for a third party to take control of us and may prevent stockholders from receiving a premium for their shares of our common stock. These provisions could adversely affect the market value of our common stock and could reduce the amount that stockholders might get if we are sold.
Our certificate of incorporation provides for, among other things:
A classified board of directors so that no more than one-third of the directors stand for election in any year;
Limitations on the ability of stockholders to call a special meeting of stockholders;

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The approval by a super-majority of outstanding shares to approve certain change of control transactions and amend certain provisions of the certificate of incorporation and by-laws; and
The tax preservation provisions of the certificate of incorporation.
Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board and by providing our board with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be determined to be beneficial by some stockholders and could delay or prevent an acquisition that our board determines is not in the best interest of our stockholders.
Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the Federal Savings and Loan Holding Company Act, the Bank Holding Company Act of 1956 and the Change in Bank Control Act. These laws could delay or prevent an acquisition.
A small number of institutional investors, including a stockholder affiliated with one of our directors, owns a significant percentage of our common stock and may vote their shares in a manner that you may consider inconsistent with your best interest or the best interest of our stockholders as a whole.
Capital Z Partners III, L.P. (“Capital Z”), which is affiliated with one of our directors, currently beneficially owns, in the aggregate, approximately 23.64% of our outstanding common stock. As a result, Capital Z, in its capacity as a stockholder, will have the ability to vote a significant percentage of our outstanding common stock on all matters put to a vote of our stockholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of Capital Z may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in Capital Z voting its shares in a manner inconsistent with the interest of other stockholders of the Company. It is also possible that Capital Z may sell or otherwise dispose of all or a significant portion of the remaining shares it holds which could adversely affect the market price of our common stock and, accordingly the value of your investment in us may decrease. In addition to Capital Z, two other investment funds that acquired shares of our common stock in our recapitalization own, in the aggregate, approximately 19.64% of our outstanding common stock. The interests of these stockholders may not coincide with the interests of the other holders of our common stock and these holders may vote their shares in a manner inconsistent with the interest of other stockholders of the Company. These stockholders could also sell or otherwise dispose of all or a significant portion of the shares they hold which could adversely affect the market price of our common stock and, accordingly the value of your investment in us may decrease. Capital Z, FJ Capital Management, LLC, and Stieven Capital Advisors, L.P. have made passivity commitments to the Federal Reserve Board with regard to their ownership interest in the Company.
Risks Related to Our Industry
Our business may be adversely affected by the slow economic recovery, current conditions in the financial markets, the real estate market and economic conditions generally.
The slow economic recovery has continued to result in decreased lending by some financial institutions to their customers and to each other. This has continued to result in a lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among financial institutions for deposits and loans continues to be high, and access to deposits or borrowed funds remains lower than average.
The soundness of other financial institutions could materially and adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Transactions with other financial institutions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk is likely to be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any losses resulting from such defaults by us, our counterparties or our clients could materially and adversely affect our results of operations.
Competition in the financial services industry is intense and could result in losing business or reducing margins.
We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.
Risks Related to Recent Market, Legislative and Regulatory Events
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We and the Bank are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
Federal banking agencies, including the Federal Reserve Board and the IDFPR, periodically conduct examinations and inspections of our business, including compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank or its management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance.
Expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.
We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)), the effectiveness of the acquiring institution in combating money laundering activities, and the existence of any outstanding enforcement actions. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. The failure to obtain required regulatory approvals may impact our business plans and restrict our growth.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the USA Freedom Act of 2015, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, U.S. Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to the development of our anti-money laundering program, adopting enhanced policies and procedures and implementing a robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans.
We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.
The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.
Market developments had significantly depleted the Deposit Insurance Fund (“DIF”) of the FDIC. As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and certain bank and savings and loan holding companies. In July 2013, the federal banking agencies published the Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including the Bank. As a small bank holding company (i.e., one with less than $1.0 billion in total assets and meeting certain other criteria), the Basel III Capital Rules do not apply to the Company.
The Basel III Capital Rules became effective as applied to the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. Since the effective date of Basel III the Bank has not experienced any material impact involving the new rules. Subsequent potential rules adjustment by the regulatory governing bodies could still impact the Company or the Bank when they become effective. In 2015, the Bank elected to opt-out of including the impact of certain unrealized capital gains and losses in its calculation of regulatory capital.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
At December 31, 2015, the Company operated twenty-seven offices (twenty-two full-service bank branches, two lending centers, two back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in Ottawa, Illinois. All of the Company’s offices are owned by the Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Cook County in Illinois, one in Kane County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business. The net book value of our owned locations is $22.0 million in the aggregate.

Location	Leased or Owned	Year Acquired or Leased

Principal Office:
122 W. Madison St., Ottawa, IL*	Owned	1991

Full-service bank branches:
101 S. Page St., Avison, IL**	Owned	2006
680 S. Main St., Bourbonnais, IL	Owned	2006
980 N. Kinzie Ave., Bradley, IL	Owned	2006
180 N. Front St., Coal City, IL	Owned	2006
1275 E. Division St., Diamond, IL	Owned	2006
302 W. Mazon Ave., Dwight, IL	Owned	2006
303 Fountains Parkway, Fairview Heights, IL**	Owned	2006
654 N. Park Rd., Herscher, IL	Owned	2006
310 S. Schuyler Ave., Kankakee, IL	Owned	2006
310 Section Line Rd., Manteno, IL	Owned	2006
200 W. Washington St., Momence, IL	Owned	2006
721 Columbus St., Ottawa, IL	Owned	2006
400 Etna Rd., Ottawa, IL	Owned	1988
1311 Shooting Park Rd., Peru, IL	Leased	1995
15 W. South St., Plano, IL	Owned	1995
601 S. Main St., Princeton, IL	Owned	1996
1839 N. Main St., Princeton, IL	Owned	1996
202 Indian Springs Dr., Sandwich, IL	Owned	1984
18001 St. Rose Rd., St. Rose, IL**	Owned	2006
201 E. Main St., Streator, IL	Owned	1969
24 Danny Dr., Streator, IL	Owned	1987
208 E. Veterans Pkwy., Yorkville, IL	Owned	2003
7700 Bonhomme Ave., St. Louis, MO	Leased	2007

Lending Centers:
8 E. Galena Blvd., Aurora, IL	Leased	2013
13500 S. Circle Dr., Orland Park, IL	Leased	2015

Sales Support Non-Banking Facilities:
122 W. Madison St., Ottawa, IL	Owned	1991
200 E. Main St., Streator, IL	Owned	1990
  *Principal Office and Sales Support Non-Banking Facility.
**Pending branch sale locations.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Affiliate	Markets Served	Property/Type Location
The Company		Administrative Office: Ottawa, IL

Centrue Bank	Bureau, Clinton, Cook, DeKalb, Grundy, Kane, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois City and County of St. Louis in Missouri	Main Office: Streator, IL Twenty-three full-service banking offices, two lending centers and two non-banking offices located in markets served.
In addition to the banking locations listed above, the Bank owns twenty-one automated teller machines, most of which are housed within banking offices.
At December 31, 2015 the properties and equipment of the Company had an aggregate net book value of approximately $22.0 million.
Item 3.        Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse affect on the Company’s financial statements.
Item 4.        Mine Safety Disclosures
Not applicable.

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's Common Stock was held by approximately 701 stockholders of record as of March 10, 2016, and is traded on the NASDAQ Capital Market under the symbol "CFCB." The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales
	High	Low
2015
First Quarter	$15.60	$10.80
Second Quarter	19.65	10.80
Third Quarter	18.00	14.25
Fourth Quarter	17.75	14.95

2014
First Quarter	$35.10	$24.90
Second Quarter	31.20	21.60
Third Quarter	27.00	13.65
Fourth Quarter	21.61	13.05
RECENT SALES OF UNREGISTERED SECURITIES
On July 29, 2014, the Company issued to (i) Dennis McDonnell and Kathleen McDonnell, the Dennis J. McDonnell Trust dated as of May 9, 1991, and the Dennis J. McDonnell IRA (all related persons under Section 382(l)(3) constructive ownership rules); (ii) Jim Miller; and (iii) Wayne Whalen and Paul Wolff, and WPW Associates, L.P. (both related persons under Section 382(l)(3) constructive ownership rules) 2,635.5462 newly issued shares of Fixed Rate Non-Voting Perpetual Non-Cumulative Preferred Stock, Series D of the Company (the “Series D Preferred”), in exchange for 2,762.24 shares of 7.500% Series A Convertible Preferred Stock and 50,993 shares of Common Stock. The shares of Series D Preferred were issued in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, and in connection with this exchange (i) the Company was the issuer of both the shares surrendered and the Series D Preferred issued in the exchange; (ii) the only consideration from the security holders for the exchange was surrender of the Common Stock and 7.500% Series A Convertible Preferred Stock referenced above; (iii) all of the recipients of the Series D Preferred were existing stockholders of the Company; and (iv) the Company paid no fees or commissions to any third party in connection with the exchange or the solicitation of the exchange.
On March 31, 2015, 6,333,333 shares of Common Stock were issued to seventy-two (72) investors. Sandler O’Neil & Partners, L.P and Boenning & Scattergood, Inc. assisted the Company in completing the private placement and were paid commissions of $4,826,150. The proceeds of the offering were used to pay the expenses of the offering, to pay commissions to Sandler O’Neil & Partners, L.P and Boenning & Scattergood, Inc. the proceeds of the issuance were used to repay $4,925,000 of TRuPs preferred dividends; and $27,500,000 was used to retire and redeem senior debt, sub debt, preferred stock, dividends and warrants. The offers, sales and issuances of the securities issued on March 31, 2015 were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and a Form D was filed for the issuance. The recipients represented to the Company that they acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the securities issued in these transactions and the recipients represented to us that they were accredited investors as defined in Rule 501 promulgated under the Securities Act of 1933.

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 6.         Selected Financial Data
The following tables set forth selected consolidated historical financial and other data of the Company for the periods and at the dates indicated. Common shares and per share amounts for all periods shown have been restated to reflect the impact of the reverse stock split the Company completed effective May 29, 2015.

	As of and For the Years Ended December 31,
	2015	2014	2013
Statement of Income Data
Interest income	$28,755	$27,595	$28,181
Interest expense	2,451	3,500	4,259
Net interest income	26,304	24,095	23,922
Provision for loan losses	375	7,202	3,425
Net interest income loss after provision for loan losses	25,929	16,893	20,497
Noninterest income	12,428	12,810	16,699
Noninterest expense	33,239	34,214	33,516
Income (loss) before income taxes	5,118	(4,511)	3,680
Income taxes (benefit)	(37,484)	—	—
Net income (loss)	$42,602	$(4,511)	$3,680
Net income (loss) for common stockholders (1)	$54,786	$(8,080)	$1,480
Per Share Data
Basic earnings (loss) per common share (1)	$11.08	$(44.81)	$7.32
Diluted earnings (loss) per common share (1)	11.08	(44.81)	7.32
Cash dividends on common stock	NM	NM	NM
Dividend payout ratio for common stock	NM	NM	NM
Book value per common share	$12.37	$(32.93)	$13.37
Tangible book value per common share	12.16	(45.04)	(0.39)
Basic weighted average common shares outstanding	4,945,073	180,320	202,115
Weighted average common shares outstanding	4,945,073	180,320	202,115
Common shares outstanding	6,513,694	151,122	202,115
Balance Sheet
Assets
Cash and cash equivalents	$27,655	$49,167	$70,748
Securities	180,556	141,473	163,869
Loans held for sale	735	364	653
Loans	633,547	553,200	565,518
Allowance for loan losses	(8,591)	(7,981)	(11,637)
Loans, net of allowance	624,956	545,219	553,881
Other real estate owned, net	8,401	10,256	23,318
Other assets	118,915	70,610	70,409
Total assets	$961,218	$817,089	$882,878

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	As of and For the Years Ended December 31,
	2015	2014	2013
Liabilities and stockholders’ equity
Non-interest bearing deposits	$164,137	$144,633	$139,185
Interest bearing deposits	554,367	554,191	615,160
Total deposits	718,504	698,824	754,345
Non-deposit funding	115,618	77,829	83,409
Other liabilities	5,815	10,108	9,253
Total liabilities	839,937	786,761	847,007
Stockholders’ equity	121,281	30,328	35,871
Total liabilities and stockholders’ equity	$961,218	$817,089	$882,878
Earnings Performance Data
Return (loss) on average total assets	4.79%	(0.52)%	0.41%
Return (loss) on average stockholders’ equity	60.29	(12.42)	13.51
Net interest margin (2)	3.40	3.33	3.21
Efficiency ratio (3)	84.53	87.48	86.96
Asset Quality Data
Nonperforming assets to total end of period assets	1.50%	2.20%	5.93%
Nonperforming loans to total end of period loans	0.93	1.40	5.13
Net loan charge-offs (recoveries) to total average loans	(0.04)	1.90	1.92
Allowance for loan losses to total end of period loans	1.33	1.44	2.06
Allowance for loan losses to nonperforming loans	143.02	102.99	40.06
Nonperforming loans	$6,007	$7,749	$29,052
Nonperforming assets	14,408	18,005	52,370
Net loan charge-offs (recoveries)	(235)	10,858	10,736
Capital Ratios
Total risk-based capital ratio	15.64%	9.64%	10.22%
Common equity tier 1 risk-based capital ratio	14.23	NM	NM
Tier 1 leverage ratio	12.10	4.93	5.22
(1)Net income for common stockholders was significantly impacted by a GAAP requirement that any discount received on preferred stock redemption be attributed back to common stockholders. This non-recurring item reflects the retirement of the Series C Preferred stock for $19.0 million which had outstanding par value of $32.7 million less $1.0 million of unpaid dividends cumulating prior to the retirement and $0.5 million of Series D Preferred stock dividends paid in 2014 (as noted in the Statements of Income (Loss) and Note 17.), resulting in the $12.2 million addition to net income for common stockholders. This impacts the earnings per share data, but does not impact the income statement, book value or any of the earnings performance ratios.

(2)	Tax-equivalent net interest income divided by average earning assets.

(3)
Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses, OREO rental income ($344 thousand, $324 thousand and $473 thousand; for December 31, 2015, 2014 & 2013, respectively), and gains on sale of assets.

(NM) Not meaningful.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the twelve months ended December 31, 2015 as compared to the same period in 2014. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
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
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
Centrue’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies are deemed critical:
Securities: Securities are classified as available-for-sale when Centrue may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. All of Centrue’s securities are classified as available-for-sale. For all securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.
Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

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
Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
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
Income Taxes: We determine our income tax expense based on management's judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate that differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities in the Consolidated Balance Sheets based on management's judgment and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

We assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management makes judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized, although there is no guarantee that those assets will be recognizable in future periods.
Management also makes certain interpretations of federal and state income tax laws for which the outcome of the tax position may not be certain. Uncertain tax positions are periodically evaluated and we may establish tax reserves for benefits that may not be realized. For additional discussion of income taxes, see Notes 1 and 11 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
Results of Operations
Net Income (Loss)
2015 compared to 2014.    Net income equaled $42.6 million or $11.08 per common diluted share for the year ended December 31, 2015, as compared to a net loss of $4.5 million or $(44.81) per common diluted share for the year ended December 31, 2014.
The results for the year ended December 31, 2015 were positively impacted by the reversal of the Company's deferred tax asset ("DTA") valuation allowance which provided a tax benefit during the year in the amount of $38.2 million and a $1.8 million gain on extinguishment of debt, representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due in connection with the settlement of obligations. 2014 results were impacted by a $3.9 million loss attributed to a bulk asset sale.
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
2015 compared to 2014.
Net interest income, on a tax equivalent basis, increased $2.2 million from $24.2 million earned during the full year 2014 to $26.4 million for the full year 2015. This was the result of an increase in interest income, as well as, a decrease in interest expense.
Tax equivalent interest income rose $1.1 million as compared to 2014. A $47.2 million increase in interest-earning assets improved interest income by $1.7 million with the increases in both the securities and loan portfolios. A nine basis point decline in the average yield on interest-earning assets reduced interest income by $0.6 million as securities, with lower yields than loans, made up a larger proportion of interest-earning assets during 2015 compared to 2014.
Interest expense declined $1.0 million as compared to 2014. A $19.2 million decrease in interest-bearing liabilities reduced interest expense by an immaterial amount. The decrease in interest-bearing liabilities was largely concentrated in high cost time deposits. A fourteen basis point decline in total funding costs reduced interest expense by $1.0 million as high cost time deposits matured and were replaced with non-maturing deposits.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The net interest margin increased seven basis points to 3.40% for the year ended December 31, 2015 from 3.33% during the same period in 2014. The Company's margin improved as it grew new loans, reduced nonaccruing loans in the portfolio, reduced high cost time deposits and paid-off debt obligations.
2014 compared to 2013.
Net interest income, on a tax equivalent basis, increased $0.1 million from $24.1 million earned during the full year 2013 to $24.2 million for the full year 2014. This was the result of a decrease in interest expense more than offsetting a decrease in interest income.
Tax-equivalent interest income declined $0.6 million as compared to 2013 based on a decrease of $21.5 million in interest-earning assets reducing interest income by $0.8 million. The decrease in interest-earning assets was largely due to a reduction in securities. A three basis point increase in the average yield on interest-earning assets improved interest income by $0.2 million as nonaccrual loans were replaced with new loans and lower yielding securities were sold and replaced with higher yielding instruments.
Interest expense declined $0.8 million as compared to 2013 based on a $33.1 million decrease in interest-bearing liabilities reducing interest expense by $0.2 million. The decrease in interest-bearing liabilities was largely due to strategic initiatives to reduce high cost time deposits and FHLB advances with proceeds from successful troubled loan workouts and the bulk asset sale. A nine basis point decline in total funding costs reduced interest expense by $0.6 million as the pricing on deposits were lowered and maturing time deposits either repriced at significantly lower rates or were not retained.
The net interest margin increased 12 basis points to 3.33% for the year ended December 31, 2014 from 3.21% during the same period in 2013. Positively impacting the margin was a reduction in the Company’s cost of interest-bearing liabilities due to maturity of higher rate time deposits and the decline in market interest rates. Negatively impacting the margin was the cost of retaining surplus liquidity, average loan volume decline and the impact of nonaccrual loan interest reversals.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME
	For the Years Ended December 31,
	2015			2014
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate

ASSETS
Interest-earning assets
Interest-earning deposits	$2,488	$65	2.61%	$3,480	$81	2.33%
Securities
Taxable	176,119	2,887	1.64	140,494	2,272	1.62
Non-taxable	6,071	248	4.08	6,055	352	5.82
Total securities (tax equivalent)	182,190	3,135	1.72	146,549	2,624	1.79
Federal funds sold	2,058	20	0.97	5,620	40	0.71
Loans
Commercial	101,809	4,126	4.05	93,643	3,888	4.15
Real estate	483,977	21,337	4.41	476,430	20,935	4.39
Installment and other	3,080	175	5.68	2,698	166	6.14
Gross loans (tax equivalent)	588,866	25,638	4.35	572,771	24,989	4.36
Total interest-earnings assets	775,602	28,858	3.72	728,420	27,734	3.81
Noninterest-earning assets
Cash and cash equivalents	43,721			58,761
Premises and equipment, net	22,370			22,984
Other assets	48,431			56,689
Total nonearning assets	114,522			138,434
Total assets	$890,124			$866,854

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW accounts	119,202	89	0.07	117,203	101	0.09
Money market accounts	118,711	208	0.18	122,968	237	0.19
Savings deposits	123,233	13	0.01	117,599	12	0.01
Time deposits	195,358	917	0.47	247,690	1,690	0.68
Federal funds purchased and repurchase agreements	18,144	50	0.28	18,560	55	0.30
Advances from FHLB	64,370	529	0.82	26,466	450	1.70
Notes payable	23,387	645	2.76	31,138	955	3.07
Total interest-bearing liabilities	662,405	2,451	0.37	681,624	3,500	0.51
Noninterest-bearing liabilities
Noninterest-bearing deposits	150,460			139,260
Other liabilities	6,594			9,656
Total noninterest-bearing liabilities	157,054			148,916
Stockholders’ equity	70,665			36,314
Total liabilities and stockholders’ equity	$890,124			$866,854
Net interest income (tax equivalent)		$26,407			$24,234
Net interest income (tax equivalent) to total earning assets			3.40%			3.33%
Interest-bearing liabilities to earning assets			85.41%			93.58%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2015 there was $53 in tax equivalent interest included in gross loans and $55 in 2014.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME
	For the Years Ended December 31,
	2014			2013
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate

ASSETS
Interest-earning assets
Interest-earning deposits	$3,480	$81	2.33%	$3,096	$72	2.34%
Securities
Taxable	140,494	2,272	1.62	173,231	2,120	1.22
Non-taxable	6,055	352	5.82	8,582	483	5.64
Total securities (tax equivalent)	146,549	2,624	1.79	181,813	2,603	1.43
Federal funds sold	5,620	40	0.71	5,620	45	0.79
Loans
Commercial	93,643	3,888	4.15	89,112	4,043	4.54
Real estate	476,430	20,935	4.39	467,717	21,409	4.58
Installment and other	2,698	166	6.14	2,601	188	7.22
Gross loans (tax equivalent)	572,771	24,989	4.36	559,430	25,640	4.58
Total interest-earnings assets	728,420	27,734	3.81	749,959	28,360	3.78
Noninterest-earning assets
Cash and cash equivalents	58,761			58,014
Premises and equipment, net	22,984			23,318
Other assets	56,689			58,449
Total nonearning assets	138,434			139,781
Total assets	$866,854			$889,740

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	117,203	101	0.09	109,154	92	0.09
Money market accounts	122,968	237	0.19	123,440	251	0.20
Savings deposits	117,599	12	0.01	111,035	14	0.01
Time deposits	247,690	1,690	0.68	292,955	2,400	0.82
Federal funds purchased and repurchase agreements	18,560	55	0.30	17,905	51	0.29
Advances from FHLB	26,466	450	1.70	29,087	496	1.71
Notes payable	31,138	955	3.07	31,138	955	3.07
Total interest-bearing liabilities	681,624	3,500	0.51	714,714	4,259	0.60
Noninterest-bearing liabilities
Noninterest-bearing deposits	139,260			129,992
Other liabilities	9,656			17,793
Total noninterest-bearing liabilities	148,916			147,785
Stockholders’ equity	36,314			27,241
Total liabilities and stockholders’ equity	$866,854			$889,740
Net interest income (tax equivalent)		$24,234			$24,101
Net interest income (tax equivalent) to total earning assets			3.33%			3.21%
Interest-bearing liabilities to earning assets			93.58%			95.30%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2014 there was $55 in tax equivalent interest included in gross loans and $42 in 2013.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change". It is also affected by changes in yield earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds referred to as "rate change". The following table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. Any variance attributed jointly to volume and rate change is allocated to the volume and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME
	For the Years Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits	$(12)	$(4)	$(16)	$9	$—	$9
Investment securities:
Taxable	633	(18)	615	(705)	857	152
Non-taxable	166	(270)	(104)	(153)	22	(131)
Federal funds sold	(13)	(7)	(20)	(2)	(3)	(5)
Loans	993	(344)	649	32	(683)	(651)
Total interest income	1,767	(643)	1,124	(819)	193	(626)
Interest expense:
NOW accounts	5	(17)	(12)	8	1	9
Money market accounts	(3)	(26)	(29)	5	(19)	(14)
Savings deposits	1	—	1	1	(3)	(2)
Time deposits	(314)	(459)	(773)	(167)	(543)	(710)
Federal funds purchased and repurchase agreements	$—	(5)	(5)	$2	2	4
Advances from FHLB	$463	(384)	79	$(45)	(1)	(46)
Notes payable	$(247)	(63)	(310)	$4	(4)	—
Total interest expense	(95)	(954)	(1,049)	(192)	(567)	(759)
Net interest income	$1,862	$311	$2,173	$(627)	$760	$133

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
2015 compared to 2014.
The Company recorded $0.4 million of provision for loan losses during 2015 in comparison to $7.2 million recorded in the same period in 2014. The reduced need for provision charge during the period was driven by the following factors:

•	No material migrations of performing loans to nonperforming status from year-end 2014 to year-end 2015;

•	Charge-offs during the period were offset by recoveries, resulting in net recoveries for the year;

•	Provision level in 2014 was impacted by a bulk asset sale;

•	Continued stabilization of collateral values.
Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

2014 compared to 2013.
The 2014 provision for loan losses charged to operating expense totaled $7.2 million, an increase of $3.8 million in comparison to $3.4 million recorded in the 2013 period. The largest part of the increase was related to the bulk asset sale that was completed in late 2014 and increased the provision charge by $2.9 million. Additionally the provision level for 2014 was driven by more aggressive workout strategies as the Company made a significant improvement to asset quality during the year.
Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance.
2015 compared to 2014.
Noninterest income totaled $12.4 million for year ended December 31, 2015, compared to $12.8 million for the same period in 2014. Excluding gains related to the sale of OREO, securities and other non-recurring gains, noninterest income decreased by $0.6 million or 5.9%. The decline from 2014 can be attributed to a decrease in mortgage banking income along with a decline in service charge income.
2014 compared to 2013.
Total noninterest income was $12.8 million for the year ended December 31, 2014, as compared to $16.7 million for the same period in 2013. This represented a decrease of $3.9 million in 2014 over the prior period. Included in 2014 and 2013 noninterest income results were securities gains, gains related to the sale of OREO and other gains. Excluding these items from both periods, recurring noninterest income declined $0.7 million or 6.4% in 2014 versus 2013 levels. This decrease was primarily due to a $0.6 million decrease related to reduced mortgage banking income due to lower production.
Noninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense.
2015 compared to 2014.
Noninterest expense for the year ended December 31, 2015 was $33.2 million which was $1.0 million lower than the year ended December 31, 2014. When excluding the OREO valuation adjustments and other non-recurring items, noninterest expense was $0.4 million, or 1.3%, above the comparable amount for 2014 driven by an increase in salaries and partially offset by a reduction in FDIC premium expense.
2014 compared to 2013.
Noninterest expense totaled $34.2 million for the year ended December 31, 2014, as compared to $33.5 million for the same period in 2013. This represented an increase of $0.7 million or 2.1% in 2014 from 2013. Included in 2014 and 2013 noninterest expense results were OREO valuation adjustments. Excluding OREO valuations noninterest expense was flat in 2014 compared to 2013. Multiple categories saw expense improvement including: salary & benefits, marketing, loan processing and OREO carrying costs. These savings were offset by increasing occupancy, equipment and data processing costs.
Applicable Income Taxes
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
In 2010, the Company established a valuation allowance of $31.5 million against its DTAs because it concluded that, based upon the weight of all available evidence, it was “more likely than not” that the deferred tax asset would not be realized. The valuation allowance increased to $39.8 million at December 31, 2014 due mainly to increases in the net operating loss carryforwards each year from 2010 through 2014. The valuation allowance decreased to $38.2 million before being reversed to zero at December 31, 2015 due to taxable income generated in 2015 which reduced the net operating loss carryforwards.
We evaluate the need for a deferred tax asset valuation allowance on an ongoing basis. For the year ended December 31, 2015, management determined that is it “more likely than not” that the deferred tax asset will be realized. This conclusion was based on

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

an analysis of both positive and negative evidence. Positive evidence included our return to profitability and positive three year cumulative pre-tax earnings as of December 31, 2015, significant improvement in asset quality and credit ratios, positive loan growth throughout 2015, future taxable income based on robust forecasting models including prudent and feasible tax planning strategies if needed, and the termination of the Company’s Written Agreement by the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation. Negative evidence included a pre-tax loss in 2014, no available taxes paid in open carryback years, and the fact that the banking industry is highly competitive and heavily regulated. Management determined that the positive evidence outweighed the negative and therefore the Company released the $38.2 million valuation allowance against the net deferred tax asset on December 31, 2015 resulting in an income tax benefit.
During 2014, the Company recorded no income tax expense or benefit, despite a loss of $4.5 million before income taxes. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined a full valuation allowance was necessary as of December 31, 2014.
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
The Company measures its overall interest rate sensitivity through a multiple scenario analysis. The primary analysis measures the change in net interest income resulting from instantaneous hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates. Due to the current rate environment, this analysis was done in 2015 using a 100 basis point decrease in rates versus the normal 100 to 300 basis point decreases. Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions including parallel shifts of market interest rates, loan and security prepayments, and deposit run-off rates and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analysis. Further, the computations do not contemplate actions the Company may undertake in response to changes in interest rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.
The tables below present the Company’s projected changes in net interest income for December 31, 2015 and December 31, 2014 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon
	December 31, 2015		December 31, 2014
	Change		Change
	$	%	$	%
+ 300 bp	$1,966	6.89%	$1,561	6.53%
+ 200 bp	1,264	4.43	978	4.09
+ 100 bp	649	2.27	499	2.09
Base	—	—	—	—
- 100 bp	(1,550)	(5.43)	(1,091)	(4.56)

As shown above, the effect of an immediate 200 basis point increase in interest rates as of December 31, 2015 would increase the Company’s net interest income by $1.3 million or 4.4%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $1.5 million or 5.4%.
During 2015, management continued to position the balance sheet to generate a benefit to income in a rising interest rate environment. This was accomplished by allowing the fixed rate securities to run off and replacing them with adjustable rate

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

securities. The loan portfolio had a lower amount of loans on which interest was not accruing at the end of the year, thus having a larger percentage of the total benefitting from rising interest rates. The primary factor increasing the benefit to the margin from rising interest rates was the greater percentage of funding coming from non-maturity deposits. These deposits tend to be less sensitive to rising interest rates as these are primarily transaction balances. This is somewhat related to the general industry trend of an influx of funds from money market mutual funds which will likely be less secure funding. This makes it necessary to invest these funds focusing on less volatile assets. With the influx of deposits into non-maturity accounts there was reduced dependence on time deposits and from wholesale funding. Time deposits and wholesale funding tend to have the highest sensitivity to rising interest rates and our reduced concentration of this type of funding allows greater benefit to the margin from rising interest rates.
Financial Condition
General
Following are highlights of the December 31, 2015 balance sheet when compared to December 31, 2014:
Loans. The Company offers a broad range of products, including commercial; agricultural production and agricultural real estate; construction, land and development; commercial real estate, 1-4 family mortgages; and consumer loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.
Outstanding loans totaled $633.5 million at December 31, 2015 compared to $553.2 million at December 31, 2014, representing an increase of $80.3 million or 14.52%. This increase is primarily due to a combination of new organic loan growth and normal seasonal line draws offset by the classification of $11.5 million of loans included in branch assets held for sale due to our agreement to sell three branches. See Note 19. Subsequent Events for additional disclosure related to the branch sales.
As of December 31, 2015 and December 31, 2014, commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $151.8 million and $115.3 million.

STATED LOAN MATURITIES (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total
Commercial	$34,170	$28,859	$4,331	$67,360
Agricultural & AGRE	20,600	9,640	19,881	50,121
Construction, land & development	8,313	13,878	3,825	26,016
Commerical RE	39,321	250,229	102,368	391,918
1-4 mortgages	14,362	35,099	45,766	95,227
Consumer	677	1,830	398	2,905
Total	$117,443	$339,535	$176,569	$633,547
(1) Maturities based upon contractual maturity dates
The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity.
Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2015 were as follows:

LOAN REPRICING

	Within	1 to 5	After 5
	1 Year	Years	Years	Total
Fixed rate	$64,355	$222,034	$26,300	$312,689
Variable rate	47,254	117,328	150,269	314,851
Nonaccrual	5,835	172	—	6,007
Total	$117,444	$339,534	$176,569	$633,547

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Each of the Company’s commercial loans is assigned a risk rating at origination based upon an internally developed grading system. A separate credit administration department also reviews selected grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. The Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.
The following table sets forth a summary of nonperforming assets:

	December 31,
	2015	2014	2013
Nonaccrual loans (including TDRs)	$6,007	$7,749	$28,871
TDRs still accruing interest	—	—	181
Loans 90 days past due and still accruing interest	—	—	—
Total nonperforming loans	$6,007	$7,749	$29,052
Other real estate owned	8,401	10,256	23,318
Total nonperforming assets	$14,408	$18,005	$52,370

Nonperforming loans to total end of period loans	0.93%	1.40%	5.13%
Nonperforming assets to total end of period loans	2.23	3.25	9.25
Nonperforming assets to total end of period assets	1.50	2.20	5.93

The Company’s level of nonperforming assets has declined significantly over the past two years mainly due to the sale of $35.2 million of troubled assets through the bulk asset sale completed on December 5, 2014 which included the sale of $9.5 million in nonaccrual loans and $7.7 million in OREO. Total nonperforming assets declined $3.6 million to $14.4 million, or 1.50% of total assets, at December 31, 2015 from $18.0 million at December 31, 2014. Total nonperforming assets included $0.2 million in troubled debt restructures, $8.4 million of foreclosed assets and repossessed real estate, and $5.8 million of nonaccrual loans compared to $10.3 million of foreclosed assets and $7.7 million of nonaccrual loans at December 31, 2014. Approximately 2.11% of total nonaccrual loans at December 31, 2015 were concentrated in land development, construction and commercial real estate credits. Additionally $3.6 million or 60.28% of total nonaccrual loans represented a multi-family loan to one borrower.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $1.7 million from December 31, 2014 to December 31, 2015, largely due to successful workout asset sale strategies.
The level of nonperforming loans to end of period loans was 0.93% as of December 31, 2015 as compared to 1.40% as of December 31, 2014. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 143.02% for year ended December 31, 2015 from 102.99% for the year ended December 31, 2014.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Other Real Estate Owned
Foreclosure of impaired loans has resulted in elevated levels of other real estate owned (OREO) as foreclosed properties have been especially difficult to move in the current economic environment. OREO was $8.4 million as of December 31, 2015 compared to $10.3 million as of December 31, 2014. During 2015, the Company transferred $0.3 million of foreclosed or repossessed real estate from the loan portfolio. OREO properties with a carrying value of $5.2 million were written down to their fair value of $4.9 million, resulting in a charge to earnings of $0.3 million. This compares to 2014 when OREO properties with a carrying value of $6.0 million were written down to their fair value of $4.5 million, which resulted in a charge to earnings of $1.5 million during the year.
The following table sets forth a summary of other real estate owned at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	Net Book	Net Book
	Carrying Value	Carrying Value
Developed property	$4,508	$5,785
Vacant land or unsold lots	3,893	4,471
Total other real estate owned	$8,401	$10,256
Other Potential Problem Loans
The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. As of December 31, 2015, management identified $0.1 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 1.44% of the loans deemed impaired during 2015. Excluding nonperforming loans and loans that management has classified as impaired, there are other potential problem loans that totaled $5.3 million at December 31, 2015 as compared to $8.5 million at December 31, 2014. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.
The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.
Allowance for Loan Losses
At December 31, 2015, the allowance for loan losses was $8.6 million, or 1.33% of total loans, as compared to $8.0 million, or 1.44% of total loans, at December 31, 2014. The Company recorded $0.4 million of provision to the allowance for loan losses for the year ended December 31, 2015 largely due to net loan growth.
Activity in the Allowance for years ended December 31, 2015 and December 31, 2014 was as follows.

	December 31, 2015	December 31, 2014
Beginning Balance	$7,981	$11,637
(Net Charge-offs)/ recoveries	235	(10,858)
Provision	375	7,202
Ending Balance	$8,591	$7,981
During December 2014, the Company entered into a bulk loan sale where $18.0 million of classified loans were sold, at a discount of approximately 24% of their carrying value. This bulk loan sale reduced the level of classified loans by 56.7%. The Allowance for these loans individually evaluated for impairment at the time of sale totaled $3.7 million.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The components of the Allowance for Loan Losses (“Allowance”) at December 31, 2015 and December 31, 2014 were as follows.

	December 31, 2015	December 31, 2014
Allowance for loan losses:
Loans individually evaluated for impairment	$1,594	$1,555
Loans collectively evaluated for impairment	6,997	6,426
Ending Balance	$8,591	$7,981
The general component of the Allowance covers loans that are collectively evaluated for impairment. The general component also includes loans that are not individually identified for impairment evaluation, as well as those loans that are individually evaluated but are not considered impaired. The general component is based on historical loss experience adjusted for factors. These factors include consideration of the following: levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff, national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.
The establishment of the Allowance involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses occur.
Net loan charge-offs for 2015 resulted in a net recovery of $0.2 million, or (0.04)% of average loans, compared with a net charge-off of $10.9 million, or 1.90% of average loans, in the same period of 2014. Management believes losses are being recognized in our portfolio through charge-offs as they are confirmed.
Of the $8.6 million allowance for loan losses at December 31, 2015, $5.7 million, or 66.28%, was allocated to commercial real estate loans. Management monitors these collateral dependent real estate loans periodically to analyze the adequacy of the cash flows to support the debt levels and obtains updated appraisals to determine the collateral’s fair value for impairment analysis.
Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise, potentially requiring increases in the provision for loan losses. Management believes that the allowance for loan losses at December 31, 2015 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.
The following table presents a ratio analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSS RATIOS

	Years Ended December 31,
	2015	2014	2013
Net loan charge-offs to total average loans	(0.04)%	1.90%	1.92%
Provision for loan losses to average loans	0.06	1.26	0.61
Allowance for loan losses to total end of period loans	1.33	1.44	2.06
Allowance for loan losses to total nonperforming loans	143.02	102.99	40.06

Securities. The primary strategic objective of the Company’s $171.4 million securities - available-for-sale from December 31, 2015, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Neither the Company nor the Bank hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $171.4 million at December 31, 2015 compared

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

to $135.4 million at December 31, 2014. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $9.1 million at December 31, 2015 and $6.1 million at December 31, 2014.
Deposits. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $707.0 million for 2015, representing a decrease of $37.7 million or 5.06% compared with the average balance of total deposits for 2014 of $744.7 million as higher cost time deposits matured and were not renewed.
The following table sets forth certain information regarding the Bank’s average deposits:

	2015			2014
	Average	% of	Average	Average	% of	Average
	Amount	Total	Rate Paid	Amount	Total	Rate Paid
Demand deposit accounts:
Interest bearing	$119,202	16.86%	0.07%	$117,203	15.74%	0.09%
Non-interest bearing	150,460	21.29	—	139,260	18.70	—
Money market accounts	118,711	16.79	0.18	122,968	16.51	0.19
Savings accounts	123,233	17.43	0.01	117,599	15.79	0.01
Time, less than $100,000	123,097	17.41	0.23	154,389	20.73	0.39
Time, $100,000 or more	72,261	10.22	0.88	93,301	12.53	1.17
	$706,964	100.00%	0.17%	$744,720	100.00%	0.27%
For the year ended December 31, 2015, average time deposits over $100,000 represented 10.22% of total average deposits, compared with 12.53% of total average deposits for the year ended December 31, 2014. The Company’s large denomination time deposits are generally from customers within the local market areas and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.
The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 2015:

TIME DEPOSITS OF 100,000 OR MORE

Maturity period:
Three months or less	$14,745
Over three months through six months	10,905
Over six months through one year	23,831
Over one year	25,237
Total	$74,718
Brokered deposits account for $21.3 million of the total from the table above and all of their maturities fall into either the “Over six months through one year” or "Over one year" categories.
Return on Equity and Assets
The following table presents various ratios for the Company:

RETURN ON EQUITY AND ASSETS
	Years Ended December 31,
	2015	2014
Return on average assets	4.79%	(0.52)%
Return on average equity	60.29	(12.42)
Average equity to average assets	7.94	4.19

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by financing activities offset by cash flows used in operating activities and investing activities resulted in a net decrease in cash and cash equivalents of $21.5 million from December 31, 2014 to December 31, 2015.
During 2015, the Company experienced a positive net cash flow of $108.0 million in financing activities primarily due to the net proceeds received from the issuance of common stock as part of the March 31, 2015 recapitalization. In contrast, net cash outflows of $136.0 million were used by investing activities due to the purchase of available for sale securities and an overall increase in net loans. Net cash provided by operating activities was $6.5 million.
The Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2015, 13.47% of the Bank’s interest-bearing deposits were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank’s liquidity could be adversely affected. Currently, the maturities of the large time deposits are spread throughout the year, with 19.73% maturing in the first quarter of 2016, 14.59% maturing in the second quarter of 2016, 31.89% maturing in the third and fourth quarter of 2016, and the remaining 33.79% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.
At December 31, 2015, borrowings included $10.0 million each for Centrue Statutory Trust II and Centrue Statutory Trust III. The principal source of debt service payments for these obligations is from the net proceeds of the Company’s recent capital financing. Borrowings held at the Bank include $76.0 million in FHLB advances and $18.7 million in securities sold under agreements to repurchase; the debt service for the Bank’s borrowings is provided by operating cash flows from the Bank.
Contractual Obligations
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of December 31, 2015:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$132,611	$48,172	$6,548	$—	$187,331
Operating leases	282	412	98	—	792
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	60,000	16,000	—	—	76,000
Total contractual cash obligations	$192,893	$64,852	$6,646	$20,620	$285,011

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2015, the Company had $149.8 million in outstanding loan commitments including outstanding commitments for various lines of credit and $2.0 million of standby letters of credit. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.
Capital Resources
Stockholders' Equity
Stockholders' equity at December 31, 2015 was $121.3 million, an increase of $91.0 million from $30.3 million at December 31, 2014. The change in stockholders’ equity during 2015 was largely the result of a recapitalization through the issuance of 6.3 million shares of Centrue common stock with aggregate gross proceeds of $76.0 million and net proceeds of $69.0 million after issuance costs. Average equity as a percentage of average assets was 7.94% at December 31, 2015 compared to 4.19% at December 31, 2014. Book value per common share equaled $18.21 at December 31, 2015, an increase from $(32.93) reported at the end of 2014.
Capital Measurements
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
Quantitative measures established by regulation to ensure capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 (“CET1”) and Tier 1 capital to risk-weighted assets; and of Tier 1 Capital to average assets. Tier 1 Capital includes common stockholders’ equity, qualifying preferred stock and Trust Preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). CET1 is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1.Total Capital includes Tier 1 Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt and the allowance for loan and lease losses, subject to limitations by the guidelines.
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Based on the Company’s current capital composition and levels, management does not presently anticipate that the rules present a material risk to the Company’s financial condition or results of operations.
Basel III also introduced changes to risk-weightings and treatment of Accumulated Other Comprehensive Income (AOCI). In 2015, the Bank made a one-time available election to opt-out of the impact of certain unrealized capital gains and losses in AOCI being included in regulatory capital. There is no opportunity to change methodology in future periods.
On March 31, 2015, the Company completed a common stock offering and capital infusion into the Bank. See Note 1 to the Audited Financial Statements for additional disclosure.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

As reflected in the following table, Centrue Bank was considered “well-capitalized” under regulatory defined capital ratios as of December 31, 2015.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	$60,525	8.0%	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$107,678	14.2	$34,045	4.5	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	$45,394	6.0	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	$40,819	4.5	N/A	N/A
Centrue Bank	109,216	12.0	41,068	4.5	45,631	5.0

Impact of Inflation, Changing Prices, and Monetary Policies
The financial statements and related financial data concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve-Chicago.
Recent Accounting Developments
See Note 1 to the Consolidated Financial Statements for information concerning recent accounting developments.

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk
The discussion under the captions "Interest Rate Sensitivity Management" contained in Item 7 of the Form 10-K is incorporated herein by this reference.
Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrue Financial Corporation
Ottawa, Illinois

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Oak Brook, Illinois
March 15, 2016

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014 (IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$27,655	$49,167
Securities available-for-sale	171,440	135,371
Restricted securities	9,116	6,102
Loans held for sale	735	364
Loans, net of allowance for loan loss: 2015 - $8,591; 2014 - $7,981	624,956	545,219
Branch assets held for sale	16,673	—
Bank-owned life insurance	35,103	34,194
Mortgage servicing rights	2,129	2,240
Premises and equipment, net	16,852	22,626
Intangible assets, net	880	1,831
Other real estate owned, net	8,401	10,256
Deferred tax assets, net	38,180	—
Other assets	9,098	9,719
Total assets	$961,218	$817,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$164,137	$144,633
Interest-bearing	554,367	554,191
Total deposits	718,504	698,824
Federal funds purchased and securities sold under agreements to repurchase	18,730	26,691
Federal Home Loan Bank advances	76,000	20,000
Notes payable	—	10,250
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	5,815	10,108
Total liabilities	839,937	786,761

Commitments and contingent liabilities	—	—

Stockholders' equity
Series C Fixed Rate, Cumulative Perpetual Preferred Stock, no shares authorized in 2015; 32,668 shares authorized and issued 2014;
aggregate liquidation preference of $32,668	—	32,668
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,363 shares authorized and issued 2015 and 2014;
aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized; 6,581,544 shares issued at December 31, 2015; 215,000,000 shares authorized; 248,452 shares
issued at December 31, 2014	66	2
Surplus	140,609	78,955
Accumulated deficit	(2,958)	(58,750)
Accumulated other comprehensive loss	(2,946)	(2,051)
	137,407	53,460
Treasury stock, at cost, 67,850 shares at December 31, 2015 (1)
and 97,330 at December 31, 2014	(16,126)	(23,132)
Total stockholders' equity	121,281	30,328
Total liabilities and stockholders' equity	$961,218	$817,089

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2015 AND 2014 (IN THOUSANDS)

	2015	2014
Interest income
Loans	$25,619	$24,969
Securities
Taxable	2,887	2,272
Exempt from federal income taxes	164	233
Federal funds sold and other	85	121
Total interest income	28,755	27,595

Interest expense
Deposits	1,227	2,040
Federal funds purchased and securities sold under agreements to repurchase	50	55
Federal Home Loan Bank advances	529	450
Series B mandatory redeemable preferred stock	16	16
Subordinated debentures	545	600
Notes payable	84	339
Total interest expense	2,451	3,500

Net interest income	26,304	24,095
Provision for loan losses	375	7,202
Net interest income after provision for loan losses	25,929	16,893

Noninterest income
Service charges	4,051	4,348
Mortgage banking income	1,240	1,485
Electronic banking services	2,545	2,499
Bank-owned life insurance	909	899
Securities gains, net	339	929
Income from real estate	619	621
Gain on sale of OREO	161	896
Gain on sale of other assets	—	750
Gain on extinguishment of debt	1,750	—
Other income	814	383
	12,428	12,810

(Continued)

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2015 AND 2014 (IN THOUSANDS)

	2015	2014
Noninterest expense
Salaries and employee benefits	16,805	15,383
Occupancy, net	2,840	3,049
Furniture and equipment	1,028	984
Marketing	378	247
Supplies and printing	222	242
Telephone	816	732
Data processing	1,661	1,734
FDIC insurance	1,166	1,891
Loan processing and collection costs	705	645
OREO carrying costs	799	996
OREO valuation adjustment	291	2,082
Amortization of intangible assets	951	951
Other expenses	5,577	5,278
	33,239	34,214

Income (loss) before income taxes	$5,118	$(4,511)
Income tax benefit	(37,484)	—
Net income (loss)	$42,602	$(4,511)

Preferred stock dividends	1,484	3,569
Discount on redemption of preferred stock	(13,668)	—
Net income (loss) for common stockholders	$54,786	$(8,080)

Basic earnings (loss) per common share (1)	$11.08	$(44.81)
Diluted earnings (loss) per common share (1)	$11.08	$(44.81)

Total comprehensive income (loss):
Net income (loss)	$42,602	$(4,511)
Change in unrealized gains (losses) on securities available for sale	(1,127)	(101)
Reclassification adjustment for losses (gains) recognized in income	(339)	(929)
Net unrealized gains (loss)	(1,466)	(1,030)
Tax effect	(571)	—
Other comprehensive income (loss)	(895)	(1,030)
Total comprehensive income (loss)	$41,707	$(5,541)

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014 (IN THOUSANDS)

	Series A Convertible Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Surplus	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total
Balance, January 1, 2014	$500	$32,668	$—	$2	$82,051	$(56,452)	$(1,021)	$(21,877)	$35,871
Preferred stock dividends	—	—		—	—	(881)	—	—	(881)
Common and preferred stock conversion to Series D preferred stock	(500)		2,636					(1,255)	881
Repurchase of TARP warrants	—	—		—	(3,096)	3,094	—	—	(2)
Net loss	—	—		—	—	(4,511)	—	—	(4,511)
Total comprehensive income (loss)	—	—		—	—	—	(1,030)	—	(1,030)
Balance, December 31, 2014	$—	$32,668	$2,636	$2	$78,955	$(58,750)	$(2,051)	$(23,132)	$30,328
Net proceeds from common stock offering - see Note 1	—	—	—	64	68,184	—	—	—	68,248
Preferred stock dividends	—	—	—	—	—	(478)			(478)
Deferred compensation distribution (1,003 shares)	—	—	—	—	(224)	—	—	239	15
Redemption of preferred stock - see Note 1	—	(32,668)	—	—	—	13,668			(19,000)
Restricted stock awards (40,443 shares)	—	—	—	—	(6,306)			6,767	461
Net income	—	—	—	—	—	42,602	—	—	42,602
Total comprehensive income	—	—	—	—	—	—	(895)	—	(895)
Balance, December 31, 2015 (1)	$—	$—	$2,636	$66	$140,609	$(2,958)	$(2,946)	$(16,126)	$121,281

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014 (IN THOUSANDS)

	2015	2014
Cash flows from operating activities
Net income (loss)	$42,602	$(4,511)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation	1,199	1,385
Amortization of intangible assets	951	951
Amortization of mortgage servicing rights, net	341	293
Amortization of bond premiums, net	1,396	1,338
Income tax valuation adjustment	(39,759)	2,136
Share based compensation	461	—
Provision for loan losses	375	7,202
Provision for deferred income taxes	1,579	(2,136)
Earnings on bank-owned life insurance	(909)	(899)
OREO valuation allowance	291	2,082
Securities gains, net	(339)	(929)
Gain on sale of OREO	(161)	(896)
Gain on extinguishment of debt	(1,750)	—
Gain on sale of loans	(828)	(968)
Proceeds from sales of loans held for sale	32,631	37,061
Origination of loans held for sale	(28,328)	(35,803)
Change in assets and liabilities
(Increase) decrease in other assets	338	(1,108)
Increase (decrease) in other liabilities	(3,624)	1,138
Net cash (used in) provided by operating activities	6,466	6,336
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	31,928	26,277
Proceeds from calls and maturities of securities available for sale	5,965	2,165
Proceeds from sales of securities available for sale	91,409	60,161
Purchases of securities available for sale	(167,840)	(67,532)
Redemption of Federal Reserve Bank stock	179	13
Purchase of Federal Home Loan Bank stock	(2,028)	—
Purchase of Federal Reserve Bank stock	(1,165)	(74)
Bulk Asset Sale	—	31,330
Net increase in loans	(95,774)	(23,766)
Purchase of premises and equipment	(574)	(876)
Proceeds from sales of OREO	1,933	5,488
Net cash (used in) provided by investing activities	(135,967)	33,186

(Continued)

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014 (IN THOUSANDS)

	2015	2014
Cash flows from financing activities
Net increase (decrease) in deposits	19,680	(55,521)
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	(7,961)	4,420
Net proceeds of advances from the Federal Home Loan Bank	56,000	(10,000)
Repayment of Notes Payable	(8,500)	—
Purchase of Tarp Warrants	—	(2)
Net proceeds from the issuance of Common Stock	68,248	—
Purchase of Treasury Stock	—	(1,255)
Redemption of Series A Convertible Preferred Stock	—	(500)
Redemption of Series C Cumulative Perpetual Preferred Stock	(19,000)	—
Issuance of Series D Non-Cumulative Perpetual Preferred Stock	—	2,636
Dividends paid on preferred stock	(478)	(881)
Net cash provided by (used in) financing activities	107,989	(61,103)
Net increase (decrease) in cash and cash equivalents	(21,512)	(21,581)
Cash and cash equivalents
Beginning of period	49,167	70,748
End of period	$27,655	$49,167
Supplemental disclosures of cash flow information
Cash payments for
Interest	$7,358	$3,155
Income taxes	121	5
Transfers from loans to other real estate owned	292	617
Transfer from loan portfolio and sold in secondary market	3,848	—
Loan transfers to branch assets held for sale	11,524	—
Premises and equipment transferred to branch assets held for sale	5,149	—

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
Use of Estimates
The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Presentation
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. The Company’s December 31, 2015 and 2014 financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature.
Reverse Stock Split
Common shares and per share amounts for all periods shown have been restated to reflect the impact of the 1:30 reverse stock split the Company completed effective May 29, 2015.
Cash flows
Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements, FHLB advances and federal funds purchased.
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
Interest income is reported net of amortization of premiums and accretion of discounts. Amortization of purchase premium or discount is included in interest income. Premiums and discounts on securities are amortized over the level-yield method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated.
Restricted Securities. Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in restricted stock. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities and no impairment has been recorded during 2015 and 2014. Both cash and stock dividends are reported as income.
Loans Held for Sale
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding; net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees are recognized as fee income when earned.
Nonaccrual Loans. Generally, commercial loans and loans secured by real estate are designated as nonaccrual: (a) when either principal or interest payments are 90 or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.
Charged-Off Loans. Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value of the real estate can be quantified and it is less than the associated principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.
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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Additions to the allowance for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses.
The allowance for loan losses consists of specific and general components. The specific component is established for expected losses on individual loans classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the value of the underlying collateral. The Company evaluates the collectability of both principal and interest when assessing the need for loss accrual.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
The specific reserves component of the allowance for loan losses is based on a regular analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms. Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance. Troubled debt restructurings (TDRs) are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.
For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The Company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.
The general component covers loans that are collectively evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are not individually identified for impairment evaluation, as well as those loans that are individually evaluated but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans (including TDRs); levels of and trends in charge-offs and recoveries; migration of loans to the classification of special mention, substandard, or doubtful; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentration.
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
Concentration of Credit Risk
The Bank generates loans throughout its foot print, with lending activities primarily focused on LaSalle, Kankakee and Will Counties in Illinois and St. Louis County in Missouri.  The Bank engages in all traditional aspects of community lending with focuses on: (i) owner occupied commercial real estate, (ii) investor commercial real estate, (iii) residential lending, (iv) commercial lending, (v) multifamily real estate, and (vi) agricultural lending.
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
Servicing fee income which is reported on the income (loss) statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $492 thousand and $616 thousand for years ended December 31, 2015 and 2014, respectively.
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
Earnings Per Share
Basic earnings per common share is net income for common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options using the treasury stock method. Earnings and dividends per share are restated for all stock splits through the date of issuance of the financial statements.
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
Intangible Assets
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 4 for additional information.
Stockholders’ Equity
Capital Event
On March 31, 2015, the Company completed the issuance of $76.0 million of new common stock in a private placement offering, $68.2 million of net proceeds after issuance and registration costs of $7.8 million. A total of 6.3 million shares were sold in the offering at a price of $12.00 per share. In conjunction with the stock offering the Company used the proceeds in part to pay $4.9 million in accrued but unpaid interest on its subordinated debentures, redeemed all $32.7 million of Series C Preferred Stock for $19.0 million, settled $10.3 million in notes payable with another financial institution for $8.5 million and made a $36.0 million capital contribution into Centrue Bank. The remaining proceeds will be used for general corporate purposes.
Preferred Stock
The Company’s Certificate of Incorporation authorizes its board of directors to fix or alter the rights, preferences, privileges, and restrictions of 200,000 shares of preferred stock.
The Company has the following classes of preferred stock issued or authorized:
Series A Convertible Preferred Stock: The Company has no Series A Convertible Preferred Stock shares authorized, issued and outstanding as of December 31, 2015. On July 29, 2014, all 2,762.24 shares of Series A Preferred Stock, along with all dividends in arrears were canceled and exchanged into 1,381.12 shares of Series D Preferred Stock.
Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 268 shares of Series B Mandatory Redeemable Preferred Stock issued and outstanding at December 31, 2015 and December 31, 2014 which are shown in other liabilities. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company be obligated to redeem such holder’s shares of Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock. There were no dividends in arrears at December 31, 2015 and $88.4 thousand in dividends in arrears at December 31, 2014 which were paid out in 2015.
Series C Fixed Rate Cumulative Perpetual Preferred Stock: The Company has no Series C Fixed Rate Cumulative Perpetual Preferred Stock authorized, issued and outstanding or dividend in arrears at December 31, 2015. On March 31, 2015 the Company redeemed all 32,668 shares outstanding of Series C Fixed Rate Cumulative Perpetual Preferred Stock and dividends in arrears for $19.0 million as part of its capital event.
Series D Fixed Rate Non-Voting Non-Cumulative Preferred Stock (“Series D”): The Company authorized and issued 2,636 shares of Series D preferred stock with a liquidation preference of $1,000 per share during 2014. The stock pays non-cumulative dividends of 12.5% per annum.
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
Comprehensive Income
Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. As of December 31, 2015, the Company included unrealized gains or losses on securities available-for-sale in other comprehensive income.
Treasury Stock
Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to surplus.
Reclassifications
Certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, have been reclassified to be consistent with the classifications adopted as of and for the period ended December 31, 2015.
Recent Accounting Pronouncements
In January 2016, the FASB issued an update, ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently determining the impact of this new guidance on the consolidated financial statements.
In April 2015, the FASB issued an update, ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted. The

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company intends to adopt the accounting standard during 2016, as required, with no material impact.
In June of 2014, the FASB issued an update, ASU No. 2014-11 Transfers and Servicing (Topic 860), guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and with additional disclosures. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If the derecognition criteria are met as outlined in the guidance, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. The guidance is effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods after December 15, 2015. Management is evaluating the new guidance, but does not expect the adoption of this guidance will materially impact the Company's financial condition, results of operations, or liquidity.
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
Note 2. Securities
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$14,629	$13	$(35)	$14,607
States and political subdivisions	10,190	16	(25)	10,181
U.S. government agency residential
mortgage-backed securities	127,039	7	(1,017)	126,029
Collateralized residential mortgage obligations:
Agency	17,990	—	(157)	17,833
Equity securities	2,632	158	—	2,790
Corporate	—	—	—	—
	$172,480	$194	$(1,234)	$171,440

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$21,274	$6	$(171)	$21,109
States and political subdivisions	8,951	78	(1)	9,028
U.S. government agency residential
mortgage-backed securities	99,338	551	(221)	99,668
Collateralized residential mortgage obligations:
Agency	38	—	—	38
Equity securities	2,579	157	—	2,736
Collateralized debt obligations:
Single issue	765	—	(3)	762
Corporate	2,000	30	—	2,030
	$134,945	$822	$(396)	$135,371
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	2015	2014
Proceeds from calls and maturities	$5,965	$2,165
Proceeds from sales	91,409	60,161
Realized gains	519	1,258
Realized losses	(180)	(329)
Net impairment loss recognized in earnings	—	—
The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$2,592	$2,600
Due after one year through five years	9,075	9,076
Due after five years through ten years	8,173	8,151
Due after ten years	4,979	4,961
U.S. government agency residential mortgage-backed securities	127,039	126,029
Collateralized residential mortgage obligations	17,990	17,833
Equity	2,632	2,790
	$172,480	$171,440
Securities with carrying values of approximately $114.9 million at December 31, 2015 and $115.9 million at December 31, 2014 were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At December 31, 2015 there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of stockholders’ equity. At year-end 2014, holdings of securities of any issuer other than U.S. government or its agencies in excess of 10% of stockholders’ equity were: $4.8 million in securities issued by Ottawa High School in Ottawa, IL.
The Company does not have any securities classified as trading or held-to-maturity.
Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$10,394	$(35)	$—	$—	$10,394	$(35)
States and political subdivisions	$6,057	$(25)	$—	$—	$6,057	$(25)
U.S. government agency residential
mortgage-backed securities	124,411	(1,017)	—	—	124,411	(1,017)
Collateralized residential mortgage
obligations: Agency	17,833	(157)	—	—	17,833	(157)
Corporate	—	—	—	—	—	—
Total temporarily impaired	$158,695	$(1,234)	$—	$—	$158,695	$(1,234)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$18,212	$(157)	$1,986	$(14)	$20,198	$(171)
States and political subdivisions	386	(1)	—	—	386	(1)
U.S. government agency residential
mortgage-backed securities	34,809	(211)	2,148	(10)	36,957	(221)
Collateralized debt obligations: Single issue	—	—	762	(3)	762	(3)
Total temporarily impaired	$53,407	$(369)	$4,896	$(27)	$58,303	$(396)

Unrealized losses on agency bonds have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher at the time of purchase), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds(s) approach maturity.
As of December 31, 2015, the Company’s security portfolio consisted of 59 securities, 46 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:
At December 31, 2015, approximately 100.00% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.
At December 31, 2014, the Company’s security portfolio consisted of 67 securities, 16 of which were in an unrealized loss position. The approximately 99.96% of unrealized losses are related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 3. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	December 31, 2015	December 31, 2014
Commercial	$67,360	61,561
Agricultural & AGRE	50,121	53,193
Construction, land & development	26,016	13,860
Commercial RE	391,918	315,213
1-4 family mortgages	95,227	106,472
Consumer	2,905	2,901
Total Loans	$633,547	553,200
Allowance for loan losses	(8,591)	(7,981)
Loans, net	$624,956	545,219

The Company has entered into agreements to sell three branches during 2016. Loans totaling $11.5 million have been identified to be included in this sale and have been excluded from the December 31, 2015 amounts in the table above. See Note 19 for further information.
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
The following table presents the commercial loan portfolio by internal risk rating:

December 31, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,303	$42,374	$50,121	$25,825	$164,538	$203,679	$510,840
Special Mention	304	250	—	64	7,701	11,512	19,831
Substandard	129	—	—	127	412	4,076	4,744
Doubtful	—	—	—	—	—	—	—
Total	$24,736	$42,624	$50,121	$26,016	$172,651	$219,267	$535,415

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$18,379	$42,076	$53,193	$13,038	$139,617	$157,340	$423,643
Special Mention	392	250	—	—	1,225	6,620	8,487
Substandard	464	—	—	822	1,480	8,931	11,697
Doubtful	—	—	—	—	—	—	—
Total	$19,235	$42,326	$53,193	$13,860	$142,322	$172,891	$443,827

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2015
Unrated	$48,319	$41,380	$89,699
Special mention	4,011	168	4,179
Substandard	1,036	313	1,349
Doubtful	—	—	—
Total	$53,366	$41,861	$95,227

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2014
Unrated	$55,142	$45,299	$100,441
Special mention	3,807	120	3,927
Substandard	1,719	385	2,104
Doubtful	—	—	—
Total	$60,668	$45,804	$106,472

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.
An analysis of activity in the allowance for loan losses follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
December 31, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	(384)	—	(4)	(702)	(667)	(6)	(1,763)
Recoveries	197	3	52	1,663	52	31	1,998
Provision	(282)	25	(236)	721	168	(21)	375
Ending Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
December 31, 2014
Beginning Balance	$1,413	$70	$1,127	$6,834	$2,162	$31	$11,637
Charge-offs	(2,277)	—	(953)	(6,938)	(1,712)	(7)	(11,887)
Recoveries	373	3	35	547	65	6	1,029
Provision	1,608	(4)	502	3,556	1,560	(20)	7,202
Ending Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of December 31, 2015 and December 31, 2014:

December 31, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$80	$—	$10	$1,178	$325	$1	$1,594
Loans collectively evaluated for impairment	568	97	513	4,503	1,303	13	6,997
Total ending allowance balance:	$648	$97	$523	$5,681	$1,628	$14	$8,591

Loan balances:
Loans individually evaluated for impairment	$129	$—	$127	$4,488	$1,348	$1	$6,093
Loans collectively evaluated for impairment	67,231	50,121	25,889	387,430	93,879	2,904	627,454
Loans with an allowance recorded:	$67,360	$50,121	$26,016	$391,918	$95,227	$2,905	$633,547

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$430	$—	$126	$216	$783	$—	$1,555
Loans collectively evaluated for impairment	687	69	585	3,783	1,292	10	6,426
Total ending allowance balance:	$1,117	$69	$711	$3,999	$2,075	$10	$7,981

Loan balances:
Loans individually evaluated for impairment	$464	$—	$822	$5,961	$2,056	$—	$9,303
Loans collectively evaluated for impairment	61,097	53,193	13,038	309,252	104,416	2,901	543,897
Loans with an allowance recorded:	$61,561	$53,193	$13,860	$315,213	$106,472	$2,901	$553,200
Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.24 million and $0.02 million as of December 31, 2015 and December 31, 2014, respectively. Specific reserves were immaterial at December 31, 2015 and December 31, 2014. At the years ended December 31, 2015 and 2014 all TDR loans were on nonaccrual. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of December 31, 2015 and December 31, 2014.
In the course of a year the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the loan would be for periods ranging from 6 months to 16 months. During the year ended December 31, 2015, there were three TDR loans added in a total amount of $0.24 million compared to the year ended December 31, 2014 in which two loans were added as TDRs in the amount of $5.0 million. The $5.0 million of TDRs added in 2014 were subsequently sold in the fourth quarter of 2014.
The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2015 and 2014:

	For the Twelve Months Ended December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
1-4 family residential
Senior lien	3	241	241
Total	3	$241	$241
The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-off’s during the year ended December 31, 2015.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Twelve Months Ended December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & development	1	$5,013	$5,013
1-4 family residential
Jr. lien & lines of credit	1	34	34
Total	2	$5,047	$5,047

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-off’s during the year ended December 31, 2014.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the years ended December 31, 2015 and December 31, 2014 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following tables present data on impaired loans:

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$2	$2	$—	$15	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	299	—	—
CRE - all other
Owner occupied	6	6	—	78	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	176	176	—	277	—	—
Jr. lien & lines of credit	71	71	—	88	3	3
Consumer	—	—	—	—	—	—
Subtotal	255	255	—	757	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$127	$127	$80	$199	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	120	—	—
CRE - all other
Owner occupied	406	541	100	586	11	9
Non-owner occupied	4,076	4,955	1,078	4,101	17	17
1-4 family residential
Senior lien	859	984	215	1,003	14	10
Jr. lien & lines of credit	242	242	110	230	5	5
Consumer	1	—	1	—	—	—
Subtotal	5,838	7,268	1,594	6,239	49	43
Total	$6,093	$7,523	$1,594	$6,996	$53	$47

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$5	$5	$—	$15	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	648	1,122	—	221	11	11
CRE - all other
Owner occupied	221	261	—	3,337	10	9
Non-owner occupied	4,354	4,753	—	4,084	74	74
1-4 family residential
Senior lien	319	319	—	1,931	5	4
Jr. lien & lines of credit	120	120	—	142	6	6
Consumer	—	—	—	—	—	—
Subtotal	5,667	6,580	—	9,730	106	104

Loans with an allowance recorded:
Commercial
Closed-end	$459	$459	$430	$1,228	$4	$4
Line of credit	—	—	—	940	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	174	332	126	3,833	—	—
CRE - all other
Owner occupied	766	901	138	3,305	2	—
Non-owner occupied	620	620	78	7,737	2	—
1-4 family residential
Senior lien	1,352	1,352	660	2,032	36	32
Jr. lien & lines of credit	265	276	123	268	10	9
Consumer	—	—	—	—	—	—
Subtotal	3,636	3,940	1,555	19,343	54	45
Total	$9,303	$10,520	$1,555	$29,073	$160	$149
The Company determined that there were $0.1 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at December 31, 2015 compared to $1.6 million at December 31, 2014.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents activity related to loan portfolio aging:

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$58	$—	$130	$188	$24,548	$24,736
Line of credit	—	—	—	—	42,624	42,624
Agricultural & AG RE	—	—	—	—	50,121	50,121
Construction, land & development	—	—	127	127	25,889	26,016
CRE - all other
Owner occupied	985	—	412	1,397	171,254	172,651
Non-owner occupied	—	—	4,076	4,076	215,191	219,267
1-4 family residential
Senior lien	1,481	21	994	2,496	50,870	53,366
Jr. lien & lines of credit	230	258	268	756	41,105	41,861
Consumer	1	1	—	2	2,903	2,905
Total	$2,755	$280	$6,007	$9,042	$624,505	$633,547

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$38	$—	$450	$488	$18,747	$19,235
Line of credit	—	—	—	—	42,326	42,326
Agricultural & AG RE	150	—	—	150	53,043	53,193
Construction, land & development	231	—	822	1,053	12,807	13,860
CRE - all other
Owner occupied	319	175	739	1,233	141,089	142,322
Non-owner occupied	153	—	4,354	4,507	168,384	172,891
1-4 family residential
Senior lien	1,172	277	1,068	2,517	58,151	60,668
Jr. lien & lines of credit	423	64	316	803	45,001	45,804
Consumer	—	—	—	—	2,901	2,901
Total	$2,486	$516	$7,749	$10,751	$542,449	$553,200

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at the years ending December 31, 2015 and December 31, 2014.
Loans made to executive officers, directors, and their affiliates during 2015 were as follows:

Beginning balance	$81
New loans, extensions, and modification	17
Repayments	—
Effect of changes in composition of related parties	(52)
Ending balance	$46

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
Single Issue Trust Preferred. In 2010 the Company purchased single-issue trust preferred securities that are classified as available for sale. With respect to these securities, the Company looks at rating agency actions, payment history, the capital levels of the banks and the financial performance as filed in regulatory reports. At December 31, 2014, the Company still held $0.8 million of these securities. During 2015, the last of the Company’s single-issue trust preferred securities were called and at December 31, 2015 none were held in the securities portfolio.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis:

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. government agencies	$14,607	$—	$14,607	$—
State and political subdivisions	10,181	—	10,181	—
U.S. government agency residential
mortgage-backed securities	126,029	—	126,029	—
Collateralized mortgage obligations:
Agency	17,833	—	12,812	5,021
Equities	2,790	—	2,790	—
Available-for-sale securities	$171,440	$—	$166,419	$5,021

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
U.S. government agencies	$21,109	$—	$21,109	$—
State and political subdivisions	9,028	—	9,028	—
U.S. government agency residential
mortgage-backed securities	99,668	—	99,668	—
Collateralized mortgage obligations:
Agency	38	—	38	—
Equities	2,736	—	2,736	—
Collateralized debt obligations:
Single Issue	762	—	762	—
Corporate	2,030	—	2,030	—
Available-for-sale securities	$135,371	$—	$135,371	$—
There were no transfers between Level 1 and Level 2 during 2015 or 2014.
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

	Securities Available for Sale
	CDOs
	2015	2014
Beginning balance, January 1	$—	$169
Transfers into Level 3	—	—
Total gains or losses (realized/unrealized) included in earnings
Sales	—	(169)
Security impairment	—	—
Payment received	—	—
Other changes in fair value	—	—
Included in other comprehensive income	—	—
Ending Balance, December 31	$—	$—

For the period ended December 31, 2015, the Company had $5.0 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
1-4 family residential
Senior lien	572	—	—	572
OREO property
CRE - construction, land & development	1,140	—	—	1,140
Non-owner occupied	468	—	—	468
1-4 family residential
Senior lien	131	—	—	131

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans
CRE - all other
Owner occupied	$184	$—	$—	$184
Non-owner occupied	542	—	—	542
1-4 family residential
Senior lien	201	—	—	201
OREO property
CRE - construction, land & development	2,823	—	—	2,823
CRE - all other
Owner occupied	488	—	—	488
Non-owner occupied	1,111	—	—	1,111
1-4 family residential
Senior lien	47	—	—	47

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
Impaired loans had a carrying amount of $0.6 million with a specific loan loss allocation of $0.3 million at December 31, 2015, resulting in an additional provision for loan losses of $0.1 million for the twelve month period. In 2014 impaired loans had a carrying amount of $0.9 million with a specific loan loss allocation of $0.5 million during 2014, resulting in an additional provision for loan losses of $0.5 million for the year ended December 31, 2014. The majority of our impaired loans are collateralized by real estate.

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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $1.7 million which is made up of the outstanding balance of $2.9 million, net of a valuation allowance of $1.2 million at December 31, 2015. This compares to 2014 when OREO properties with an outstanding balance of $6.0 million was written down to a fair value of $4.5 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014:

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
1-4 family residential
Senior lien	572			10% - 60% (17%)
OREO property
CRE - construction, land & development	1,140			5% - 70% (27%)
CRE - all other
Non-owner occupied	468			5% - 50% (16%)
1-4 family residential
Senior lien	131			6% - 55% (30%)

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
CRE - all other
Owner occupied	$184			10% - 55% (19%)
Non-owner occupied	542			10% - 55% (11%)
1-4 family residential
Senior lien	201			10% - 60% (57%)
OREO property
CRE - construction, land & development	$2,823			5% - 70% (25%)
CRE - all other
Owner occupied	488			15% - 55% (21%)
Non-owner occupied	1,111			5% - 50% (20%)
1-4 family residential
Senior lien	47			6% - 55% (38%)
The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,655	$27,655	$—	$—	$27,655
Securities	171,440	—	166,419	5,021	171,440
Restricted securities	9,116	—	—	—	NA
Loans held for sale	735	—	760	—	760
Net loans	624,956	—	—	629,017	629,017
Accrued interest receivable	3,012	—	402	2,610	3,012
Financial liabilities
Deposits	$718,504	$—	$718,689	$—	$718,689
Federal funds purchased and
securities sold under
agreements to repurchase	18,730	—	18,730	—	18,730
Federal Home Loan Bank advances	76,000	—	76,271	—	76,271
Subordinated debentures	20,620	—	—	13,933	13,933
Series B mandatorily redeemable
preferred stock	268	—	273	—	273
Accrued interest payable	235	—	169	66	235

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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of December 31, 2015 and December 31, 2014; $27.7 million and $44.2 million was classified as Level 1.
(b) Restricted securities
It is not practical to determine the fair value of restricted securities due to the restrictions placed on its transferability.
(c) Loans
Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.
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
Note 5. Loan Sales and Servicing
Loans held for sale at year end related to our secondary mortgage market activities, located in the "Loans held for sale" section of our balance sheet, are as follows:

	December 31,
	2015	2014
Loans held for sale	$735	$364
Less: Allowance to adjust to lower of cost or fair value	—	—
Loans held for sale, net	$735	$364
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2015	2014
Federal Home Loan Mortgage Corporation	$17,614	$21,814
Federal National Mortgage Association	266,307	280,723
	$283,921	$302,537
Custodial escrow balances maintained in connection with serviced loans were $2.36 million and $2.38 million at year-end 2015 and 2014.
Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,
	2015	2014
Balance at beginning of year	$2,240	$2,301
Originated mortgage servicing rights	230	232
Amortization	(341)	(293)
Balance at end of year	$2,129	$2,240

Management periodically evaluates mortgage servicing rights for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $2.2 million and $2.3 million at December 31, 2015 and

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

2014, respectively. Fair value was determined using discount rates ranging from 10.50% to 16.50% and prepayment speeds ranging from 14.80% to 15.72% depending on the stratification of the specific right in 2015. The discount rates used in 2014 ranged from 11.00% to 17.00% and the prepayment speeds used were between 17.03% and 18.09%.

Estimated amortization expense for each of the next five years is as follows:

2016	$400
2017	270
2018	240
2019	230
2020	245
$1,385

There were no repurchases required in 2015 and 2014. At December 31, 2015, management believes any recourse obligations to be immaterial.
Note 6. Premises and Equipment
Premises and equipment consisted of:

	December 31,
	2015	2014
Land	$8,315	$9,426
Buildings	14,118	19,464
Furniture and equipment	13,188	13,133
Work in Process	84	401
	35,705	42,424
Less accumulated depreciation	18,853	19,798
	$16,852	$22,626
Depreciation expense on premises and equipment totaled $1.2 million in 2015 and $1.4 million in 2014.
The Company has entered into agreements to sell three branches during 2016. A total of $5.1 million of Premises and Equipment is anticipated to be included in the sale and has been excluded from the December 31, 2015 amounts reported above. No loss was recorded upon the transfer to branch assets held for sale. See Note 19 for further information.
Note 7. Deposits
Time certificate of deposits in denominations of $250 thousand or more were $35.2 million and $41.4 million at December 31, 2015 and December 31, 2014.
At December 31, 2015, the scheduled maturities of time deposits are as follows:

2016	$132,611
2017	42,092
2018	6,080
2019	4,063
2020	2,485
$187,331
At December 31, 2015 and 2014, brokered deposits account for $21.3 million and $25.2 million, respectively.
Deposits from principal officers, directors and their affiliates at year end 2015 and 2014 were $0.8 million and $1.2 million.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 8. Securities Sold Under Agreements To Repurchase
Securities sold under agreements to repurchase are financing arrangements that generally mature within 90 days. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase had a carrying value of $18.7 million at December 31, 2015 and $26.7 million at year-end 2014. These agreements are secured by mortgage-backed securities. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2015, the Company had no counterparties with amounts at risk under repurchase agreements that exceeded 10% of stockholders’ equity.

	2015	2014
Average daily balance during the period	$18,144	$18,560
Average interest rate during the period	0.27%	0.29%
Maximum month end balance during the period	$20,832	$26,691
Weighted average interest rate at period-end	0.26%	0.28%
At December 31, 2015, securities sold under agreements to repurchase are secured by $25.3 million of U.S. government agency residential mortgage-backed securities. The contractual maturity of these agreements are overnight and continuous. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 15% above the gross outstanding balance of repurchase agreements.
Note 9. Borrowed Funds and Debt Obligations
At December 31, 2015 and December 31, 2014 no FHLB advances had any call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had $167.7 million collateral credited to the Company by the FHLB at December 31, 2015. The Company has pledged $291.6 million of first mortgage loans on property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The Company had no variable rate advances at December 31, 2015 and year-end 2014. The advances are at fixed rates ranging from 0.21% to 3.64% at December 31, 2015 and 1.66% to 3.64% at year-end 2014.
The scheduled maturities of advances from the FHLB are as follows:

	December 31, 2015		December 31, 2014
Year	Average Interest Rate	Amount	Average Interest Rate	Amount
2015	—%	—	—%	—
2016	0.70	60,000	1.66	15,000
2017	1.14	11,000	—	—
2018	3.64	5,000	3.64	5,000
2019	—	—	—	—
Thereafter	—	—	—	—
	0.96	$76,000	2.16	$20,000
Of the $60.0 million of FHLB advances with maturities in 2016 at December 31, 2015, $40.0 million has matured and been renewed.
Notes payable consisted of the following for the period ending December 31, 2014:

December 31, 2014
Term note ($250) from another financial institution; interest due quarterly at the 90-day LIBOR plus 2.95% with a floor of 6.50% at year-end 2014; secured by 100% of the stock of Centrue Bank. The balance was settled on March 31, 2015. See Note 1 for additional disclosure.	$250
Subordinated debt note ($10,000) from another financial institution; interest due quarterly at the 90-day LIBOR plus 2.95%, which was 3.19% at December 31, 2014. The balance was settled on March 31, 2015. See Note 1 for additional disclosure.	$10,000
$10,250

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

During the period ended December 31, 2015, in connection with the settlement of obligations involving another financial institution, the Company recognized a gain of $1.8 million representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to another financial institution. As a result, the gain has been included as ‘‘Gain on extinguishment of debt’’ within income from continuing operations in the accompanying Consolidated Statements of Income (Loss) for the period ended December 31, 2015. As of December 31, 2014, the Company has $10.3 million outstanding per a loan agreement dated March 31, 2008. The first credit facility consisted of a $0.3 million secured term facility, matured on March 31, 2015. The second credit facility consisted of $10.0 million in subordinated debt, which also matured on March 31, 2015. On December 14, 2009, Bank of America transferred to Cole Taylor Bank, currently known as MB Financial, all rights, title, interest into and under the loan agreements dated March 31, 2008. Repayment of the two credit facilities was interest only on a quarterly basis, with the principal amount of the loan due at maturity. The term credit facility was secured by a pledge of the stock of the Bank. The subordinated debt credit facility was unsecured and had qualified as Tier II capital for regulatory purposes.
At December 31, 2014, the Company was in compliance with all covenants.
Information concerning borrowed funds is as follows:

	2015	2014
Advances from the Federal Home Loan Bank
Maximum month-end balance during the period	$110,000	$35,000
Average balance during the period	64,370	26,466
Weighted average interest rate for the period	0.82%	1.70%
Weighted average interest rate at period end	0.96%	2.16%
Notes Payable
Maximum month-end balance during the period	$10,250	$10,250
Average balance during the period	2,499	10,250
Weighted average interest rate for the period	3.36%	3.31%
Weighted average interest rate at period end	—%	3.27%

Note 10. Subordinated Debentures
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
Distributions are cumulative and are payable quarterly at a variable rate of 2.65% over the LIBOR rate of 0.52575% for Trust II and a variable rate of 1.65% over the LIBOR rate of 0.32550% for Trust III, respectively, (at a rate of 3.18% and 1.98% at December 31, 2015 and 2.89% and 1.89% at December 31, 2014) per annum of the stated liquidation amount of $1,000 per preferred security. The interest rate for the Trust III debentures was fixed for five years and then transitioned to a variable rate as stated above in July of 2012. Interest expense on the trust preferred securities was $0.5 million for year ended December 31, 2015 and $0.6 million for 2014. During the third quarter of 2009, the Company began deferring the interest payments on these instruments. The permitted five year default period expired in the third quarter of 2014 resulting in the Company being in default on these debentures. All interest was accrued as of December 31, 2014 for a total of $4.8 million.
On March 31, 2015, the accrued interest was made current on each trust preferred security through the most recent quarterly due date and were fully reinstated out of default status. As of December 31, 2015, the accrued interest was $0.1 million. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company. See Note 1 for additional disclosure related to the deferred interest.
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

Note 11. Income Taxes
Income tax expense (benefit) consisted of:

	Years Ended December 31,
	2015	2014
Federal
Current	$126	$—
Deferred	(126)	(1,685)
	—	(1,685)
State
Current	—	—
Deferred	—	(371)
	—	(371)
Change in valuation allowance	(37,484)	2,056
	$(37,484)	$—
The Company's income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,
	2015	2014
Expected income taxes	$1,740	$(1,534)
Income tax effect of
Change in valuation allowance	—	2,056
Valuation allowance reversal	(39,759)	—
Interest earned on tax-free investments and loans	(67)	(91)
Nondeductible interest expense incurred to carry
tax-free investments and loans	1	2
State income taxes, net of federal tax benefit	191	(265)
Earnings on Bank-owned life insurance	(304)	(302)
Nondeductible meals and health club dues	33	23
Section 382 limitations	370	—
Impact of state apportionment change	193	—
Other	118	111
	$(37,484)	$—
The significant components of deferred income tax assets and liabilities consisted of:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2015	December 31, 2014
Deferred tax assets
Allowance for loan losses	$3,342	$3,107
Deferred compensation, other	74	104
Stock based expense	87	130
Net operating loss carryforwards	34,180	36,955
Securities available-for-sale	405	—
Deferred tax credits	823	697
OREO valuation allowance	1,059	1,080
Donation carryforward	5	232
Capital loss carryforward	4	4
Other	246	45
Total deferred tax assets	40,225	42,354
Deferred tax liabilities
Depreciation	$(58)	$(41)
Adjustments arising from acquisitions	(146)	(502)
Mortgage servicing rights	(828)	(872)
Securities available-for-sale	—	(166)
Federal Home Loan Bank dividend received in stock	(450)	(451)
Deferred loan fees & costs	(399)	(373)
Prepaid expenses	(164)	(190)
Total deferred tax liabilities	(2,045)	(2,595)
Valuation allowance	—	(39,759)
Net deferred tax assets	$38,180	$—
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined a full valuation adjustment was necessary as of December 31, 2014. The Company concluded it was more likely than not that it will utilize the net deferred tax assets as of December 31, 2015. Therefore, it reversed the $38.2 million valuation allowance on the net deferred tax assets in the fourth quarter of 2015. The factors leading to this conclusion are positive three year cumulative pre-tax earnings as of December 31, 2015; significantly improved asset quality and capital position; positive loan growth throughout 2015, availability of prudent and feasible tax planning strategies, and future taxable income strategies.
At December 31, 2015 and 2014, federal net operating loss carry forwards includes $1.4 million and $3.6 million, respectively, related to the Illinois Community Bancorp Inc. acquisition. The federal NOL carry forward expires in 2020 thru 2024, and can be used at a rate of $0.16 million per year based on Section 382 limitations. The rest of the federal NOL carry forward represents losses of $24.4 million, $20.1 million, $6.3 million, $29.9 million and $9.2 million generated in 2010, 2011, 2012, 2013 and 2014, respectively, which will begin to expire in 2030. At December 31, 2015, net operating loss carry forwards also includes $11.1 million, $25.5 million, $14.7 million, $4.6 million, $22.9 million and $6.7 million in state of Illinois loss carry forwards generated in 2009, 2010, 2011, 2012, 2013 and 2014, respectively, that have a twelve year carry forward period. New tax laws in Illinois have deferred carry forwards for the years 2011 through 2013; therefore, they will begin to expire after 2022.
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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The deferred tax credits represent $0.8 million in Alternative Minimum Tax credit carry forwards generated in 2007, 2008 and 2015. These credits can be carried forward indefinitely. A donation carry forward of $0.4 million generated in 2009 expired unused in 2014. Also, donation carry forwards of $0.6 million generated in 2010 through 2015 were converted to NOL carryforwards, which extended their expiration periods.
During 2015 and 2014, no interest or penalties were recorded in the income statement. There were no amounts accrued for interest and penalties at December 31, 2015 and December 31, 2014.
The Company is no longer subject to examination by federal or state taxing authorities for the tax year 2012 and the years prior.
Note 12. Benefit Plans
The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees.  Eligible employees may elect to make tax deferred and/or Roth after-tax contributions up to annual IRS contribution limits subject to the results of plan testing.   In 2015, the Company accrued 2% of employee eligible wages for employees who met certain eligibility requirements at December 31, 2015 resulting in an accrual of $0.3 million at December 31, 2015. This amount was posted to participants accounts in February 2016. In 2014, the Company accrued 1% of employee eligible wages for employees who met certain eligibility requirements at December 31, 2014. Contributions of approximately $0.1 million were posted to participant accounts in February 2015.
The Company also entered into certain non-qualified deferred compensation agreements with members of the senior management team. The Company may make discretionary matching contributions with respect to a portion of the participant’s deferral.  Additionally, the Company continues its non-qualified deferred compensation plan for the directors.  These agreements, which are subject to the rules of Internal Revenue Code Section 409A, relate to the voluntary deferral of compensation received.  The accrued liability for both deferral plans as of December 31, 2015 was $0.03 million and at December 31, 2014 was $0.08 million.  There was no Company match for the employee deferred compensation plan in 2015 and 2014 and none is projected for 2016.  In conjunction with the March 31, 2015 recapitalization which triggered certain change of control provisions, three executives had full balance payouts and two directors had partial balance payouts for aggregate payouts of $38,010 and $16,850, respectively.
Note 13. Share Based Compensation
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
The Company awarded 40,443 shares of restricted stock in November 2015 that were available under the restricted portion of the plan. The restricted shares were issued out of treasury shares with an aggregate grant date fair value of $0.7 million. The awards were granted using the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $17.75. The awarded shares vested immediately but are subject to a holding period in which the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. For the year ended December 31, 2014, there were no shares granted or exercised.
There was no compensation cost charged against income for the stock options portion of the Equity Incentive Plan for the years ended December 31, 2015 and December 31, 2014.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its de-registration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in December 31, 2015 and in December 31, 2014.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

A status summary of the option plan as of December 31, 2015 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,063	$447.19
Granted	—	—
Exercised	—	—
Forfeited	(2,907)	564.96
Outstanding at end of period	3,156	$338.72	0.4 years	$—
Vested or expected to vest	3,156	$338.72	0.4 years	$—
Options exercisable at period end	3,156	$338.72	0.4 years	$—

Options outstanding at December 31, 2015 and year-end 2014 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
December 31, 2015:
$157.20 - $390.00	2,160	0.2 years	2,160	$228.33
416.40 - 558.90	—	0.0 years	—	—
570.90 - 699.30	996	0.9 years	996	578.10
	3,156	0.4 years	3,156	$338.72

December 31, 2014:
$157.20 - $390.00	2,160	1.2 years	2,160	$228.33
416.40 - 558.90	2,077	0.2 years	2,077	543.29
570.90 - 699.30	1,826	1.6 years	1,826	596.78
	6,063	1.0 year	6,063	$447.19
As of December 31, 2015 and December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan.
Note 14. Regulatory Matters
The Company and the Bank (“Regulated Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the rules present a material risk to the Company’s financial condition or results of operations.
Basel III also introduced changes to risk-weightings and treatment of Accumulated Other Comprehensive Income (AOCI). In 2015, the Bank made a one-time available election to opt-out of the impact of certain unrealized capital gains and losses in AOCI being included in regulatory capital. There is no opportunity to change methodology in future periods.

On March 31, 2015, the Company completed a common stock offering and capital infusion into the Bank. See Note 1 for additional disclosure.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	$60,525	8.0%	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$107,678	14.2	$34,045	4.5	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	$45,394	6.0	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	$40,819	4.5	N/A	N/A
Centrue Bank	109,216	12.0	41,068	4.5	45,631	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk-weighted assets)
Centrue Financial	$57,829	9.6%	$47,991	8.0%	N/A	N/A
Centrue Bank	70,717	11.8	47,792	8.0	59,740	10.0
Tier I capital (to risk-weighted assets)
Centrue Financial	$41,118	6.9	$23,995	4.0	N/A	N/A
Centrue Bank	63,243	10.6	23,896	4.0	35,844	6.0
Tier I leverage ratio (to average assets)
Centrue Financial	$41,118	4.9	$33,345	4.0	N/A	N/A
Centrue Bank	63,243	7.6	33,231	4.0	41,539	5.0
On December 18, 2009, the Bank entered into an Agreement with the Federal Reserve Bank-Chicago and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.
The Agreement was terminated on February 16, 2016.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 15. Commitments, Contingencies, and Credit Risk
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

	Standby Letters of Credit	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates on Fixed Rate Commitments
Commitments
December 31, 2015	$1,970	$120,173	$29,681	$151,824	2.60% - 18.00%
December 31, 2014	2,025	87,818	25,424	115,267	2.00% - 18.00%
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income producing commercial properties.
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
The Company leases certain branch properties under operating leases. Rent expense was $0.31 million and $0.28 million for the years-ended December 31, 2015 and December 31, 2014, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2016	$282
2017	230
2018	182
2019	98
2020	—
Total	$792

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 16. Parent Company Only Condensed Financial Information
The following represents the condensed financial statements of Centrue Financial Corporation, the Parent Company.
Balance Sheets (Parent Company Only)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$741	$764
Securities available for sale	27	27
Investment in subsidiary	135,576	64,008
Other assets	6,075	1,804
	$142,419	$66,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$—	$10,250
Mandatory redeemable preferred stock	268	268
Trust Preferred Stock	20,620	20,620
Other liabilities	250	5,137
	21,138	36,275
Stockholders' equity	121,281	30,328
	$142,419	$66,603

Income (Loss) Statements (Parent Company Only)

	Years Ended December 31,
	2015	2014
Dividends from subsidiary	$—	$—
Interest income	16	18
Other income	1,754	753
Interest expense	645	955
Other expense	1,055	437
Income tax expense (benefit)	(6,068)	—
Equity in undistributed earnings of subsidiaries	36,464	(3,890)
Net income (loss)	42,602	(4,511)
Preferred stock dividends	1,484	3,569
Discount on redemption of preferred stock	(13,668)	—
Net income (loss) for common stockholders	$54,786	$(8,080)

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$42,602	$(4,511)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Undistributed (earnings) loss of subsidiary	(36,464)	3,890
Share based compensation	461	—
Gain from extinguishment of debt	(1,750)	—
Increase in other assets	(4,271)	(1,675)
(Decrease) increase in other liabilities	(4,871)	699
Net cash used in operating activities	(4,293)	(1,597)
Cash flows from investing activities
Capital infusion to subsidiary	$(36,000)	$—
Net cash provided by investing activities	(36,000)	—
Cash flows from financing activities
Repayment of notes payable	$(8,500)	$—
Purchase of Tarp Warrants	—	(2)
Proceeds from issuance of common stock	68,248	—
Purchase of treasury stock	—	(1,255)
Redemption of Series A Convertible Preferred Stock	—	(500)
Redemption of Series C Cumulative Perpetual Preferred Stock	(19,000)	—
Issuance of Series D Non-Cumulative Perpetual Preferred Stock	—	2,636
Dividends paid on preferred stock	(478)	(881)
Net cash used in financing activities	40,270	(2)
Net decrease in cash and cash equivalents	$(23)	$(1,599)
Cash and cash equivalents
Beginning of period	764	2,363
End of period	$741	$764

Note 17. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31, 2015 and 2014 is presented below (shares in thousands). Common shares, options and per share amounts for both periods shown have been restated to reflect the impact of the reverse stock split the Company completed effective May 29th, 2015. Options to purchase 3,156 and 6,063 shares of common stock were outstanding for December 31, 2015 and 2014, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	2015	2014
Basic Earnings (Loss) Per Common Share
Net income (loss)	$42,602	$(4,511)
Preferred stock dividends	(1,484)	(3,569)
Discount on redemption of preferred stock	13,668	—
Net income (loss) for common shareholders	$54,786	$(8,080)
Weighted average common shares outstanding	4,945,073	180,320
Basic earnings per common share	$11.08	$(44.81)
Diluted Earnings Per Common Share
Weighted average common shares outstanding	4,945,073	180,320
Add: dilutive effect of assumed exercised stock options	—	—
Add: dilutive effect of assumed exercised common stock warrants	—	—
Weighted average common and dilutive potential shares outstanding	4,945,073	180,320
Diluted earnings (loss) per common share	$11.08	$(44.81)

Note 18. Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2015
First Quarter	$6,734	$6,040	$1,867	$65.60	$65.60
Second Quarter	7,007	6,446	1,053	0.16	0.16
Third Quarter	7,336	6,737	1,088	0.11	0.11
Fourth Quarter	7,678	7,081	38,594	5.92	5.92
2014
First Quarter	$6,973	$6,026	$558	$(1.12)	$(1.12)
Second Quarter	6,928	6,017	374	(3.06)	(3.06)
Third Quarter	6,947	6,076	573	(1.41)	(1.41)
Fourth Quarter	6,747	5,976	(6,016)	(46.32)	(46.32)

Note 19. Subsequent Events
On January 27, 2016, the Company entered into two Branch Purchase and Assumption Agreements to sell a total of three branches. Terms of the Agreement provided for the assumption of the branch deposits and repurchase agreements (approximately $59.3 million as of December 31, 2015); purchase of selected loans in the local marketplace (approximately $11.5 million as of December 31, 2015) and the purchase of the branch premises and equipment at book value (approximately $5.1 million). The Company does not expect to incur a loss from either of these transactions.

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

Item 9B.    Other Information
None.

CENTRUE FINANCIAL CORPORATION
PART III

Item 10.        Directors, Executive Officers and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption "Our Director Nominees" in our Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2016 (the "Proxy Statement"). Information about our Audit Committee may be found under the caption "Board Committees" in the Proxy Statement. That information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.         Executive Compensation
The information in the Proxy Statement set forth under the captions "Director Compensation," "Named Executive Officer Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management
The information in the Proxy Statement set forth under the captions "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.
Item 13.         Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement under the captions "Director Independence" and "Certain Relationships and Related Transactions" is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Accounting Fees" is incorporated herein by reference.

CENTRUE FINANCIAL CORPORATION
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1)    Financial Statement: See Part II - Item 8. Financial Statements and Supplementary Data.

(a)(2)
Financial Statement Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)	Schedule of Exhibits: The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated herein by reference.

(b)	Exhibits: The exhibits required to be files with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Ottawa, State of Illinois on March 15, 2016.

CENTRUE FINANCIAL CORPORATION

By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kurt R. Stevenson and Daniel R. Kadolph, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kurt R. Stevenson	President and Chief Executive Officer	March 15, 2016
Kurt R. Stevenson	(Principal Executive Officer)

/s/ Daniel R. Kadolph	Executive Vice President and Chief Financial Officer	March 15, 2016
Daniel R. Kadolph	(Principal Accounting and Financial Officer)

/s/ Dennis O. Battles	Director	March 15, 2016
Dennis O. Battles

/s/ David J. Butler	Director	March 15, 2016
David J. Butler

/s/ Bradley E. Cooper	Director	March 15, 2016
Bradley E. Cooper

/s/ Scott C. Sullivan	Director	March 15, 2016
Scott C. Sullivan

/s/ Derek J. Ferber	Director	March 15, 2016
Derek J. Ferber

/s/ Randall E. Ganim	Director	March 15, 2016
Randall E. Ganim

/s/ Richard C. Peterson	Director	March 15, 2016
Richard C. Peterson
* Signed by Power of Attorney

Centrue Financial Corporation
Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.*
3.2	Amended and Restated Bylaws of the Company.*
4.1	Specimen Common Stock Certificate.*
4.2
Stock Purchase Agreement, dated August 8, 2014 (as amended January 9, 2015), between the Company and Capital Z Partners III, L.P. pursuant to which Capital Z Partners III, L.P. agreed to purchase 24.9% of the post-restructuring outstanding shares of common stock of the Company (the agreement includes registration rights in favor of investors in the restructuring).*

10.1
Centrue Financial Corporation 1999 Nonqualified Stock Option Plan [incorporate by reference from Exhibit 10.1 to the registration statement on Form s-8 filed by the Company on December 10, 1999 (File No. 333-92549)].

10.2	Centrue Financial Corporation Amended and Restated 2003 Stock Option Plan [incorporated by reference from from Centrue's 2007 Proxy Statement].
10.3	Form of Stock Option Agreements [incorporated by reference from Exhibit 10.1 and 10.2 to Form 10-Q for the Quarter Ended March 31, 2007]
10.4	Centrue Financial Corporation 2015 Stock Compensation Plan.*
10.5	Kurt R. Stevenson Employment Agreement [incorporated by reference from Current Report on Form 8-K filed on July 7, 2006 (appears as Exhibit F-3 to Exhibit 2.1)]
10.6	Amendment to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 2.2 to Current Report on Form 8-K filed on November 17, 2006].
10.7	Non-employee Directors’ Deferred Compensation Plan [incorporated by reference from Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2008].
10.8	Kankakee Bancorp, Inc. 1992 Stock Option Plan [incorporated by reference from Schedule 14A for the 1993 Annual Meeting of Stockholders of former Centrue Financial Corporation (Filer No. 001-15025)].
10.9
Kankakee Bancorp, Inc. 2003 Director Short Term Incentive Plan [incorporated by reference from Exhibit 10.1 to Form S-8 (Registration No. 333-104913) of former Centrue Financial Corporation (Filer No. 001-15025) filed on May 1, 2003].

10.10	Kankakee Bancorp, Inc. 2003 Stock Incentive Plan [incorporated by reference from Appendix B to Schedule 14A filed on March 14, 2003 of former Centrue Financial Corporation (Filer No. 001-15025)].
10.11	Executive Deferred Compensation Plan [incorporated by reference from Exhibit 10.25 to annual report on Form 10-K for the year ended December 31, 2008].
10.12	Amendment #1 to Kurt R. Stevenson Employment Agreement [incorporated by reference from Exhibit 10.2 to Current Report on 8-K filed on January 5, 2009].
10.13
Written agreement with the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional regulation [incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on December 24, 2009].

10.14
Letter Agreement dated January 9, 2009 including the Securities Purchase Agreement - Standard Terms incorporated by reference therein between the Company and the U.S. Treasury [incorporated by reference from Form 8-K filed on January 1, 2009].

10.15	Form of Waiver of Senior Executive Officers [incorporated by reference from Form 8-K filed on January 14, 2009].
10.16	Form of Omnibus Amendment Agreement [incorporated by reference from Form 8-K filed on January 14, 2009].
10.17	Centrue Financial Corporation Annual Cash Bonus Plan.*
21.1	Subsidiaries of Centrue Financial Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
The following financial statements from the Centrue Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements.

*	Filed with Form S-1 on September 25, 2015.