Form 10-Q
period 2016-03-31
CENTRUE FINANCIAL CORP
filed 2016-05-11
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 11, 2016
Common Stock, Par Value $0.01	6,513,694

Centrue Financial Corporation
Form 10-Q Index
March 31, 2016

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$23,379	$27,655
Securities available-for-sale	169,782	171,440
Restricted securities	10,099	9,116
Loans held for sale	182	735
Loans, net of allowance for loan loss: 2016 - $8,974; 2015 - $8,591	641,005	624,956
Branch assets held for sale	16,034	16,673
Bank-owned life insurance	35,326	35,103
Mortgage servicing rights	2,091	2,129
Premises and equipment, net	16,671	16,852
Intangible assets, net	642	880
Other real estate owned, net	7,377	8,401
Deferred tax assets, net	37,367	38,180
Other assets	9,062	9,098
Total assets	$969,017	$961,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$156,627	$164,137
Interest-bearing	572,642	554,367
Total deposits	729,269	718,504
Federal funds purchased and securities sold under agreements to repurchase	15,573	18,730
Federal Home Loan Bank advances	75,000	76,000
Series B mandatory redeemable preferred stock	268	268
Subordinated debentures	20,620	20,620
Other liabilities	5,462	5,815
Total liabilities	846,192	839,937

Commitments and contingent liabilities	—	—

Stockholders' equity
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,363 shares authorized and issued at March 31, 2016 and
December 31, 2015; aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized;
6,581,544 shares issued at March 31, 2016 and December 31, 2015	66	66
Surplus	140,610	140,609
Accumulated deficit	(2,122)	(2,958)
Accumulated other comprehensive loss	(2,239)	(2,946)
	138,951	137,407
Treasury stock, at cost, 67,850 shares at March 31, 2016
and December 31, 2015	(16,126)	(16,126)
Total stockholders' equity	122,825	121,281
Total liabilities and stockholders' equity	$969,017	$961,218

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans	$7,029	$6,087
Securities
Taxable	829	594
Exempt from federal income taxes	23	33
Federal funds sold and other	32	20
Total interest income	7,913	6,734

Interest expense
Deposits	263	320
Federal funds purchased and securities sold under
agreements to repurchase	12	13
Federal Home Loan Bank advances	230	117
Series B mandatory redeemable preferred stock	4	4
Subordinated debentures	142	156
Notes payable	—	84
Total interest expense	651	694

Net interest income	7,262	6,040
Provision for loan losses	300	—
Net interest income after provision for loan losses	6,962	6,040

Noninterest income
Service charges	945	928
Mortgage banking income	200	280
Electronic banking services	633	591
Bank-owned life insurance	223	223
Securities gains, net	37	27
Income from real estate	110	153
Gain on sale of OREO	48	2
Gain on extinguishment of debt	—	1,750
Other income	67	73
	2,263	4,027

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2016	2015
Noninterest expense
Salaries and employee benefits	4,304	4,242
Occupancy, net	680	768
Furniture and equipment	256	241
Marketing	35	35
Supplies and printing	58	68
Telephone	204	184
Data processing	423	406
FDIC insurance	157	397
Loan processing and collection costs	58	171
OREO carrying costs	91	292
OREO valuation adjustment	16	61
Amortization of intangible assets	238	238
Other expenses	1,346	1,080
	7,866	8,183

Income before income taxes	$1,359	$1,884
Income tax expense	441	17
Net income	$918	$1,867

Preferred stock dividends	82	1,006
Discount on redemption of preferred stock	—	(13,668)
Net income for common stockholders	$836	$14,529

Basic earnings per common share(1)	$0.13	$65.60
Diluted earnings per common share(1)	$0.13	$65.60

Total comprehensive income:
Net income	$918	$1,867

Change in unrealized gains
on securities available for sale	1,195	818
Reclassification adjustment for gains
recognized in income	(37)	(27)
Net unrealized gains	1,158	791
Tax effect	451	—
Other comprehensive income	707	791
Total comprehensive income	$1,625	$2,658

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$918	$1,867
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	295	280
Amortization of intangible assets	238	238
Amortization of mortgage servicing rights, net	66	92
Amortization of bond premiums, net	304	293
Provision for loan losses	300	—
Provision for deferred income taxes	441	—
Earnings on bank-owned life insurance	(223)	(223)
OREO valuation adjustment	16	61
Securities gains, net	(37)	(27)
Gain on sale of OREO	(48)	(2)
Gain on extinguishment of debt	—	(1,750)
Gain on sale of loans	(92)	(182)
Proceeds from sales of loans held for sale	3,729	5,659
Origination of loans held for sale	(3,084)	(5,119)
Change in assets and liabilities
(Increase) decrease in other assets	(84)	1,415
Decrease in other liabilities	(463)	(5,013)
Net cash (used in) provided by operating activities	2,276	(2,411)
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	7,112	6,145
Proceeds from calls and maturities of securities available for sale	115	110
Proceeds from sales of securities available for sale	5,016	4,985
Purchases of securities available for sale	(9,680)	(35,748)
Redemption of Federal Reserve Bank stock	—	179
Purchase of Federal Reserve Bank stock	(983)	—
Net increase in loans	(15,746)	(16,562)
Purchase of premises and equipment	(78)	(45)
Proceeds from sale of OREO	1,166	234
Net cash used in investing activities	(13,078)	(40,702)

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net increase in deposits	10,765	13,849
Net decrease in federal funds purchased
and securities sold under agreements to repurchase	(3,157)	(9,728)
Net proceeds (repayments) of advances from the Federal Home Loan Bank	(1,000)	15,000
Repayment of Notes Payable	—	(8,500)
Net proceeds from the issuance of Common Stock	—	68,964
Redemption of Series C Cumulative Perpetual Preferred Stock	—	(19,000)
Dividends paid on preferred stock	(82)	—
Net cash provided by financing activities	6,526	60,585
Net increase (decrease) in cash and cash equivalents	(4,276)	17,472
Cash and cash equivalents
Beginning of period	27,655	49,167
End of period	$23,379	$66,639
Supplemental disclosures of cash flow information
Cash payments for
Interest	$692	$5,401
Income taxes	57	2
Transfers from loans to other real estate owned	—	34
Transfers from loan portfolio and sold in secondary market	—	315
Loan transfers from branch assets held for sale	(603)	—
Premises and equipment transferred from branch assets held for sale	(36)	—

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
For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2015 amounts have been reclassified to conform to the 2016 presentation. The annualized results of operations during the three months ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.
Reverse Stock Split
Common shares and per share amounts for all periods shown have been restated to reflect the impact of the 1:30 reverse stock split the Company completed effective May 29, 2015.
Capital Event
On March 31, 2015, the Company completed the issuance of $76.0 million of new common stock in a private placement offering, $68.2 million of net proceeds after issuance and registration costs of $7.8 million. A total of 6.3 million shares were sold in the offering at a price of $12.00 per share. In conjunction with the stock offering the Company used the proceeds in part to pay $4.9 million in accrued but unpaid interest on its subordinated debentures, redeemed all $32.7 million of Series C Preferred Stock for $19.0 million, settled $10.3 million in notes payable with a financial institution for $8.5 million and made a $36.0 million capital contribution into Centrue Bank. The remaining proceeds have been and will be used for general corporate purposes.
Recent Accounting Pronouncements
In March 2016, the FASB issued an update (ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.) The guidance in this update affects any entity that issues share-based payment awards to its employees and is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact on the consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Management is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
Note 2. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 2016 and 2015 is presented below (shares in thousands). Common shares, options, and per share amounts for all periods shown have been restated to reflect the impact of the one for thirty reverse stock split the Company completed effective May 29, 2015. Options to purchase 1,992 and 4,982 shares of common stock were outstanding for March 31, 2016 and 2015, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Basic Earnings Per Common Share
Net income	$918	$1,867
Preferred stock dividends	(82)	(1,006)
Discount on redemption of preferred stock	—	13,668
Net income for common shareholders	$836	$14,529
Weighted average common shares outstanding	6,513,694	221,492
Basic earnings per common share	$0.13	$65.60
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,513,694	221,492
Weighted average common and dilutive
potential shares outstanding	6,513,694	221,492
Diluted earnings per common share	$0.13	$65.60

Note 3. Securities
The primary strategic objective related to the Company's securities portfolio is to assist with liquidity and interest rate risk management. The fair value of the securities classified as available-for-sale was $169.8 million at March 31, 2016 compared to $171.4 million at December 31, 2015. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $10.1 million at March 31, 2016 compared to $9.1 million at December 31, 2015. The Company does not have any securities classified as trading or held-to-maturity.
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost at March 31, 2016 and December 31, 2015:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$9,650	$13	$—	$9,663
States and political subdivisions	13,085	36	(26)	13,095
U.S. government agency residential
mortgage-backed securities	127,087	184	(372)	126,899
Collateralized residential mortgage obligations:
Agency	17,196	33	(3)	17,226
Equity securities	2,646	253	—	2,899
	$169,664	$519	$(401)	$169,782

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$14,629	$13	$(35)	$14,607
States and political subdivisions	10,190	16	(25)	10,181
U.S. government agency residential
mortgage-backed securities	127,039	7	(1,017)	126,029
Collateralized residential mortgage obligations:
Agency	17,990	—	(157)	17,833
Equity securities	2,632	158	—	2,790
	$172,480	$194	$(1,234)	$171,440
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended March 31,
	2016	2015
Proceeds from calls and maturities	$115	$110
Proceeds from sales	5,016	4,985
Realized gains	37	46
Realized losses	—	(19)
Net impairment loss recognized in earnings	—	—

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

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$3,939	$3,947
Due after one year through five years	10,625	10,614
Due after five years through ten years	8,171	8,197
Due after ten years	—	—
U.S. government agency residential mortgage-backed securities	127,087	126,899
Collateralized residential mortgage obligations	17,196	17,226
Equity	2,646	2,899
	$169,664	$169,782

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States and political subdivisions	$6,449	$(26)	$—	$—	$6,449	$(26)
U.S. government agency residential
mortgage-backed securities	72,170	(314)	6,104	(58)	78,274	(372)
Collateralized residential mortgage
obligations: Agency	2,247	(3)	—	—	2,247	(3)
Total temporarily impaired	$80,866	$(343)	$6,104	$(58)	$86,970	$(401)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$10,394	$(35)	$—	$—	$10,394	$(35)
States and political subdivisions	6,057	(25)	—	—	6,057	(25)
U.S. government agency residential
mortgage-backed securities	124,411	(1,017)	—	—	124,411	(1,017)
Collateralized residential mortgage
obligations: Agency	17,833	(157)	—	—	17,833	(157)
Total temporarily impaired	$158,695	$(1,234)	$—	$—	$158,695	$(1,234)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	March 31, 2016	December 31, 2015

Commercial	$70,033	67,360
Agricultural & AG RE	47,705	50,121
Construction, land & development	27,042	26,016
Commercial RE	408,074	391,918
1-4 family mortgages	94,218	95,227
Consumer	2,907	2,905
Total Loans	$649,979	633,547
Allowance for loan losses	(8,974)	(8,591)
Loans, net	$641,005	624,956

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
The following table presents the commercial loan portfolio by internal risk rating:

March 31, 2016
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,399	$44,840	$47,705	$26,852	$177,881	$207,211	$528,888
Special Mention	296	250	—	63	7,629	11,382	19,620
Substandard	198	50	—	127	405	3,566	4,346
Doubtful	—	—	—	—	—	—	—
Total	$24,893	$45,140	$47,705	$27,042	$185,915	$222,159	$552,854

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,303	$42,374	$50,121	$25,825	$164,538	$203,679	$510,840
Special Mention	304	250	—	64	7,701	11,512	19,831
Substandard	129	—	—	127	412	4,076	4,744
Doubtful	—	—	—	—	—	—	—
Total	$24,736	$42,624	$50,121	$26,016	$172,651	$219,267	$535,415

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
March 31, 2016
Unrated	$48,616	$39,700	$88,316
Special mention	3,839	195	4,034
Substandard	1,448	420	1,868
Doubtful	—	—	—
Total	$53,903	$40,315	$94,218

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2015
Unrated	$48,319	$41,380	$89,699
Special mention	4,011	168	4,179
Substandard	1,036	313	1,349
Doubtful	—	—	—
Total	$53,366	$41,861	$95,227

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2016
Beginning Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591
Charge-offs	—	—	—	(503)	(9)	(3)	(515)
Recoveries	44	54	19	445	36	—	598
Provision	60	(32)	(26)	(82)	387	(7)	300
Ending Balance	$752	$119	$516	$5,541	$2,042	$4	$8,974

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	—	—	(3)	(1)	(67)	(1)	(72)
Recoveries	26	—	21	22	9	8	86
Provision	(4)	(19)	(292)	(2)	325	(8)	—
Ending Balance	$1,139	$50	$437	$4,018	$2,342	$9	$7,995

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$179	$—	$10	$614	$432	$—	$1,235
Loans collectively evaluated for impairment	573	119	506	4,927	1,610	4	7,739
Total allowance balance:	$752	$119	$516	$5,541	$2,042	$4	$8,974

Loan balances:
Loans individually evaluated for impairment	$248	$—	$127	$3,971	$1,867	$—	$6,213
Loans collectively evaluated for impairment	69,785	47,705	26,915	404,103	92,351	2,907	643,766
Total loans balance:	$70,033	$47,705	$27,042	$408,074	$94,218	$2,907	$649,979

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$80	$—	$10	$1,178	$325	$1	$1,594
Loans collectively evaluated for impairment	568	97	513	4,503	1,303	13	6,997
Total allowance balance:	$648	$97	$523	$5,681	$1,628	$14	$8,591

Loan balances:
Loans individually evaluated for impairment	$129	$—	$127	$4,488	$1,348	$1	$6,093
Loans collectively evaluated for impairment	67,231	50,121	25,889	387,430	93,879	2,904	627,454
Total loans balance:	$67,360	$50,121	$26,016	$391,918	$95,227	$2,905	$633,547

Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.23 million and $0.24 million as of March 31, 2016 and December 31, 2015, respectively. Specific reserves were immaterial at March 31, 2016 and December 31, 2015. At March 31, 2016 nonaccrual TDR loans were $0.23 million and $0.24 million at December 31, 2015. There were no TDRs on accrual at March 31, 2016 and December 31, 2015. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of March 31, 2016 and December 31, 2015.
Over the course of a period, the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the loan would be for periods ranging from 6 months to 16 months. During the three months ended March 31, 2016, there were no loans modified as troubled debt restructurings compared to the same three month period ended March 31, 2015 when there was one Senior lien 1-4 family residential loan modified as troubled debt restructurings with a pre-modification and post-modification recorded investment of $0.03 million.

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-offs during the three months ended March 31, 2015.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the three months ended March 31, 2016 and the three months ended March 31, 2015 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following tables present data on impaired loans:

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$—	$—	$—	$15	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	113	—	—
CRE - all other
Owner occupied	3	3	—	70	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	167	167	—	253	—	—
Jr. lien & lines of credit	69	69	—	79	1	1
Consumer	—	—	—	—	—	—
Subtotal	239	239	—	530	1	1

Loans with an allowance recorded:
Commercial
Closed-end	$198	$198	$129	$119	$—	$—
Line of credit	50	50	50	12	1	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	134	—	—
CRE - all other
Owner occupied	402	402	97	420	—	3
Non-owner occupied	3,566	4,948	517	3,768	—	—
1-4 family residential
Senior lien	1,280	1,316	316	1,006	5	2
Jr. lien & lines of credit	351	351	116	257	—	—
Consumer	—	—	—	—	—	—
Subtotal	5,974	7,684	1,235	5,716	6	5
Total	$6,213	$7,923	$1,235	$6,246	$7	$6

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$2	$2	$—	$15	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	299	—	—
CRE - all other
Owner occupied	6	6	—	78	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	176	176	—	277	—	—
Jr. lien & lines of credit	71	71	—	88	3	3
Consumer	—	—	—	—	—	—
Subtotal	255	255	—	757	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$127	$127	$80	$199	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	120	—	—
CRE - all other
Owner occupied	406	541	100	586	11	9
Non-owner occupied	4,076	4,955	1,078	4,101	17	17
1-4 family residential
Senior lien	859	984	215	1,003	14	10
Jr. lien & lines of credit	242	242	110	230	5	5
Consumer	1	—	1	—	—	—
Subtotal	5,838	7,268	1,594	6,239	49	43
Total	$6,093	$7,523	$1,594	$6,996	$53	$47
The Company determined that there were $0.6 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at March 31, 2016 compared to $0.1 million at December 31, 2015.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents information related to loan portfolio aging:

March 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$33	$—	$159	$192	$24,701	$24,893
Line of credit	—	88	—	88	45,052	45,140
Agricultural & AG RE	—	—	—	—	47,705	47,705
Construction, land & development	76	—	127	203	26,839	27,042
CRE - all other
Owner occupied	365	5	405	775	185,140	185,915
Non-owner occupied	—	—	3,566	3,566	218,593	222,159
1-4 family residential
Senior lien	1,014	—	1,013	2,027	51,876	53,903
Jr. lien & lines of credit	386	127	375	888	39,427	40,315
Consumer	—	—	—	—	2,907	2,907
Total	$1,874	$220	$5,645	$7,739	$642,240	$649,979

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$58	$—	$130	$188	$24,548	$24,736
Line of credit	—	—	—	—	42,624	42,624
Agricultural & AG RE	—	—	—	—	50,121	50,121
Construction, land & development	—	—	127	127	25,889	26,016
CRE - all other
Owner occupied	985	—	412	1,397	171,254	172,651
Non-owner occupied	—	—	4,076	4,076	215,191	219,267
1-4 family residential
Senior lien	1,481	21	994	2,496	50,870	53,366
Jr. lien & lines of credit	230	258	268	756	41,105	41,861
Consumer	1	1	—	2	2,903	2,905
Total	$2,755	$280	$6,007	$9,042	$624,505	$633,547
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at March 31, 2016 or at December 31, 2015.
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

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
U.S. government agencies	$9,663	$—	$9,663	$—
State and political subdivisions	13,095	—	8,077	5,018
U.S. government agency residential
mortgage-backed securities	126,899	—	126,899	—
Collateralized mortgage obligations:
Agency	17,226	—	17,226	—
Equities	2,899	—	2,899	—
Available-for-sale securities	$169,782	$—	$164,764	$5,018

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. government agencies	$14,607	$—	$14,607	$—
State and political subdivisions	10,181	—	5,160	5,021
U.S. government agency residential
mortgage-backed securities	126,029	—	126,029	—
Collateralized mortgage obligations:
Agency	17,833	—	17,833	—
Equities	2,790	—	2,790	—
Available-for-sale securities	$171,440	$—	$166,419	$5,021
There were no transfers between Level 1 and Level 2 during the first three months of 2016 and all of 2015.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

Securities Available for Sale
2016
Beginning balance, January 1	$5,021
Transfers into Level 3	—
Total gains or losses (realized/unrealized) included in earnings
Sales	—
Security impairment	—
Payment received	—
Other changes in fair value	(3)
Included in other comprehensive income	—
Ending Balance, March 31	$5,018

For the period ended March 31, 2016, the Company had $5.0 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs. The fair value was obtained from third party sources, and was not adjusted by management.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans
Commercial
Closed-end	$36	$—	$—	$36
Line of credit	—	—	—	—
1-4 family residential
Senior lien	732	—	—	732
OREO property
CRE - construction, land & development	873	—	—	873
CRE - all other
Owner occupied	450	—	—	450
Non-owner occupied	130	—	—	130
1-4 family residential
Senior lien	149	—	—	149

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
1-4 family residential
Senior lien	$572	$—	$—	$572
OREO property
CRE - construction, land & development	1,140	—	—	1,140
CRE - all other
Non-owner occupied	468	—	—	468
1-4 family residential
Senior lien	131	—	—	131

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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Impaired loans carried at fair value had a carrying amount of $0.8 million at March 31, 2016, with $0.2 million specific loan loss allocation and $0.01 million effect on the provision for loan losses for the three month period. In 2015 impaired loans carried at fair value had a carrying amount of $0.6 million with a specific loan loss allocation of $0.3 million during 2015, resulting in an additional provision for loan losses of $0.1 million for the year ended December 31, 2015. The majority of the Bank's impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $1.6 million which is made up of the outstanding balance of $3.1 million, net of a valuation allowance of $1.5 million at March 31, 2016. This compares to 2015 when OREO properties with an outstanding balance of $2.9 million was written down to a fair value of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed-end	$36			20% - 100% (36%)
1-4 family residential
Senior lien	732			10% - 60% (33%)
OREO property
CRE - construction, land & development	873			5% - 70% (29%)
CRE - all other
Owner occupied	450			5% - 50% (15%)
Non-owner occupied	130			5% - 50% (15%)
1-4 family residential
Senior lien	149			6% - 55% (26%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
1-4 family residential
Senior lien	$572			10% - 60% (17%)
OREO property
CRE - construction, land & development	1,140			5% - 70% (27%)
CRE - all other
Non-owner occupied	468			5% - 50% (16%)
1-4 family residential
Senior lien	131			6% - 55% (30%)
The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at March 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$23,379	$23,379	$—	$—	$23,379
Securities	169,782	—	164,764	5,018	169,782
Restricted securities	10,099	—	—	—	NA
Loans held for sale	182	—	192	—	192
Net loans	641,005	—	—	647,401	647,401
Accrued interest receivable	3,022	—	549	2,473	3,022
Financial liabilities
Deposits	$729,269	$—	$729,566	$—	$729,566
Federal funds purchased and
securities sold under
agreements to repurchase	15,573	—	15,573	—	15,573
Federal Home Loan Bank advances	75,000	—	74,735	—	74,735
Subordinated debentures	20,620	—	—	14,474	14,474
Series B mandatory redeemable
preferred stock	268	—	274	—	274
Accrued interest payable	194	—	180	14	194

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

		Fair Value measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,655	$27,655	$—	$—	$27,655
Securities	171,440	—	166,419	5,021	171,440
Restricted securities	9,116	—	—	—	NA
Loans held for sale	735	—	760	—	760
Net loans	624,956	—	—	629,017	629,017
Accrued interest receivable	3,012	—	402	2,610	3,012
Financial liabilities
Deposits	$718,504	$—	$718,689	$—	$718,689
Federal funds purchased and
securities sold under
agreements to repurchase	18,730	—	18,730	—	18,730
Federal Home Loan Bank advances	76,000	—	76,271	—	76,271
Notes payable	—	—	—	—	—
Subordinated debentures	20,620	—	—	13,933	13,933
Series B mandatory redeemable
preferred stock	268	—	273	—	273
Accrued interest payable	235	—	169	66	235
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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of March 31, 2016 and December 31, 2015; $23.4 million and $27.7 million was classified as Level 1.
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
Note 6. Borrowed Funds and Debt Obligations
The scheduled maturities of advances from the FHLB at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2016	—%	—	0.70%	60,000
2017	1.14	11,000	1.14	11,000
2018	0.71	54,000	3.64	5,000
2019	1.41	10,000	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
	0.87	$75,000	0.96	$76,000

At March 31, 2016 and December 31, 2015 no FHLB advances had any call provisions. The Company had two variable rate advances at March 31, 2016, both at 0.25%, and none at year-end 2015. The remaining advances are at fixed rates ranging from 1.14% to 3.64% at March 31, 2016 and 0.21% to 3.64% at year-end 2015.
In connection with the Company completing a $76.0 million recapitalization event on March 31, 2015, a settlement of obligations involving a financial institution was reached in which the Company recognized a gain of $1.8 million representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to a financial institution. As a result, the gain has been included as ‘‘Gain on extinguishment of debt’’ within income from continuing operations in the accompanying Consolidated Statements of Income for the period ended March 31, 2015 and year ended December 31, 2015. See Note 1 for additional disclosure related to the recapitalization event.
As of March 31, 2016 and December 31, 2015, the Company had no outstanding loan agreements.
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation allowance was necessary as of March 31, 2016 and December 31, 2015.
Below is a summary of items included in the deferred tax inventory as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$3,490	$3,342
Deferred compensation, other	196	74
Stock based expense	87	87
Net operating loss carryforwards	33,427	34,180
Securities available-for-sale	—	405
Deferred tax credits	854	823
OREO valuation allowance	1,032	1,059
Other	249	255
Total deferred tax assets	39,335	40,225
Deferred tax liabilities
Depreciation	$(67)	$(58)
Adjustments arising from acquisitions	(55)	(146)
Mortgage servicing rights	(813)	(828)
Securities available-for-sale	(46)	—
Federal Home Loan Bank dividend received in stock	(450)	(450)
Deferred loan fees & costs	(399)	(399)
Prepaid expenses	(163)	(164)
Total deferred tax liabilities	(1,993)	(2,045)
Valuation allowance	—	—
Net deferred tax assets	$37,342	$38,180

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
In May 2015, the Company adopted the 2015 Stock Compensation Plan. Under the 2015 Stock Compensation Plan nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the compensation committee. A total of 430,000 shares have been made available under the 2015 Stock Compensation Plan. There are currently 389,557 shares available to grant.
No options or restricted stock were granted or exercised for the three months ended March 31, 2016. There were 40,443 shares of restricted stock granted for the year ended December 31, 2015.
There was no compensation cost charged against income for the stock options portion of the equity incentive plans for the three months ended March 31, 2016 and for the year ended December 31, 2015. There was no compensation cost charged against

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

income for the restricted stock portion of the equity incentive plan for the three months ended March 31, 2016 and $0.5 million charged for the year ended December 31, 2015.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its deregistration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted for the three months ended March 31, 2016 and the year ended December 31, 2015.
A status summary of the option plan as of March 31, 2016 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,156	$338.72
Granted	—	—
Exercised	—	—
Forfeited	(1,164)	289.20
Outstanding at end of period	1,992	$367.65	0.3 years	$—
Vested or expected to vest	1,992	$367.65	0.3 years	$—
Options exercisable at period end	1,992	$367.65	0.3 years	$—

Options outstanding at March 31, 2016 and year-end 2015 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
March 31, 2016
$157.20 - $390.00	996	0.1 years	996	$157.20
390.01 - 578.10	996	0.6 years	996	578.10
	1,992	0.3 years	1,992	$367.65

December 31, 2015:
$157.20 - $390.00	2,160	0.2 years	2,160	$228.33
390.01 - 578.10	996	0.9 years	996	578.10
	3,156	0.4 years	3,156	$338.72
As of March 31, 2016 and December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan.
Note 9. Regulatory Matters
The Company and Centrue Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “adequately capitalized” in

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

the capital categories shown in the table below.  As of March 31, 2016, Centrue Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital ratio and conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Capital ratios shown for March 31, 2016 are in excess of the Basel III 2016 phase-in level for the capital conservation buffer.
On February 16, 2016 the Company received a formal order terminating the written agreement between the Company, the Bank, and the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$120,273	15.6%	N/A	N/A	N/A	N/A
Centrue Bank	115,881	15.1	61,504	8.0	76,879	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$102,075	13.3	N/A	N/A	N/A	N/A
Centrue Bank	106,907	13.9	34,596	4.5	49,972	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$111,299	14.5	N/A	N/A	N/A	N/A
Centrue Bank	106,907	13.9	46,128	6.0	61,504	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$111,299	11.7	N/A	N/A	N/A	N/A
Centrue Bank	106,907	11.4	42,120	4.0	46,801	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	$60,525	8.0%	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$107,678	14.2	$34,045	4.5	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	$45,394	6.0	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	$40,819	4.0	N/A	N/A
Centrue Bank	109,216	12.0	41,068	4.0	45,631	5.0

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three months ended March 31, 2016 as compared to the same period in 2015. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
The MD&A should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes thereto. Actual results could differ from those estimates. All financial information in the following tables is displayed in thousands (000s), except per share data.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Note 1 of the Company’s 2015 Annual Report on Form 10-K.
Securities: Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. All of the Company’s securities are classified as available-for-sale. For most securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.
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

•
Historical Loss Component. The Company calculates the Historical Loss for thirteen defined portfolio segments (primarily by Call Report codes) looking back over the past twelve quarters (three years). For the non-consumer loan types, the Bank utilizes a migration analysis whereby losses incurred are allocated by the assigned risk rating at the start of each twelve month period analyzed. As the level of charge offs has stabilized/improved, the analysis of the consumer and residential loans has returned to the traditional historical loss analysis. This is being done based on the relatively homogeneous nature of these loans, as well as the fact that consumer and residential loans generally do not have assigned risk ratings; and

•
Qualitative Component. The qualitative component requires qualitative judgment and estimates reserves based on general economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

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
On January 27, 2016, the Company announced that the Bank had entered into an agreement to sell its Fairview Heights branch to Town and Country Bank, a subsidiary of Town and Country Financial Corporation. The Company also announced that the Bank had entered into an agreement to sell its Aviston and St. Rose branches to First National Bank in Carlyle, a subsidiary of First National Bancorporation in Carlyle, Inc. These branch sales are expected to close during June 2016.
Results of Operations
Net Income
Net income for the three months ended March 31, 2016 equaled $0.9 million or $0.13 per common diluted share as compared to net income of $1.9 million or $65.60 per common diluted share for the same period in 2015. The results for the first three months of 2015 were positively impacted by a $1.8 million gain on extinguishment of debt, representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to a financial institution in connection with the settlement of obligations.
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
Fully tax equivalent net interest income for the first quarter 2016 totaled $7.3 million, representing an increase of $1.2 million or 19.67% compared to $6.1 million for the same period in 2015. This increase in income is primarily due to an increase in interest earning assets and a reduction in the cost of funds.
The net interest margin was 3.48% for the first quarter of 2016, representing an increase of 4 basis point from the 3.44% recorded at the first quarter of 2015. The improvement in the net interest margin is being driven by the addition of new earnings assets and improving yields on securities.

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$5,023	$28	2.24%	$3,536	$13	1.49%	$6	$9	$15
Securities
Taxable(1)	178,041	829	1.87	144,727	594	1.66	153	82	235
Exempt from federal income taxes(1)(2)	4,064	34	3.36	4,022	49	4.94	1	(16)	(15)
Total securities (tax equivalent)	182,105	863	1.91	148,749	643	1.75	154	66	220
Federal funds sold and other	620	4	2.59	5,620	7	0.51	(12)	9	(3)
Loans(3)(4)(5)
Commercial	108,582	1,122	4.16	100,177	1,006	4.07	96	20	116
Real estate	541,800	5,866	4.35	454,139	5,048	4.51	1,003	(185)	818
Installment and other	3,101	44	5.71	3,041	38	5.07	(3)	9	6
Gross loans (tax equivalent)	653,483	7,032	4.33	557,357	6,092	4.43	1,096	(156)	940
Total interest-earnings assets	841,231	7,927	3.79	715,262	6,755	3.83	1,244	(72)	1,172
Noninterest-earning assets
Cash and cash equivalents	38,519			44,781
Premises and equipment, net	21,864			22,521
Other assets	82,927			50,354
Total nonearning assets	143,310			117,656
Total assets	$984,541			$832,918

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	128,741	25	0.08	109,972	17	0.06	2	6	8
Money market accounts	109,932	52	0.19	121,530	54	0.18	(6)	4	(2)
Savings deposits	128,320	4	0.01	119,592	3	0.01	—	1	1
Time deposits	192,506	182	0.38	199,722	246	0.50	(12)	(52)	(64)
Federal funds purchased and repurchase
Agreements	17,290	12	0.28	19,092	13	0.28	(1)	—	(1)
Advances from FHLB	101,516	230	0.91	41,536	117	1.14	134	(21)	113
Notes payable	20,888	146	2.81	31,024	244	3.19	(54)	(44)	(98)
Total interest-bearing liabilities	699,193	651	0.37	642,468	694	0.44	63	(106)	(43)
Noninterest-bearing liabilities
Noninterest-bearing deposits	157,520			149,074
Other liabilities	5,781			10,033
Total noninterest-bearing liabilities	163,301			159,107
Stockholders’ equity	122,047			31,343
Total liabilities and stockholders’ equity	$984,541			$832,918
Net interest income (tax equivalent)		$7,276			$6,061		$1,181	$34	$1,215
Net interest income (tax equivalent)
to total earning assets			3.48%			3.44%
Interest-bearing liabilities to earning assets			83.12%			89.82%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2016 there was $8 in tax equivalent interest included in gross loans and $17 in 2015.
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
The provision for loan losses for the first quarter 2016 was $0.3 million, compared to no provision being taken for the first quarter 2015. The first quarter 2016 provision for loan loss was driven by the following factors:

•	Migration of a specific performing loan relationship to nonperforming status from year-end 2015 to March 31, 2016;

•	Charge-offs taken during the period;

•	Continued growth of the loan portfolio;

Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.

Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. Noninterest income totaled $2.3 million for the three months ended March 31, 2016, compared to $4.0 million for the same period in 2015. Excluding gains related to the sale of OREO, securities and other irregularly occurring income, noninterest income remained flat at $2.0 million.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Noninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy and other operating expense. Total noninterest expense for the first quarter of 2016 was $7.9 million, compared to $8.2 million recorded during the same period in 2015. Excluding OREO valuation adjustments and other irregularly occurring items from both periods, noninterest expense levels decreased by $0.3 million, or 3.7%. This $0.3 million decrease was mainly driven by a reduction in FDIC premium expense and costs associated with OREO properties.
Applicable Income Taxes
The Company recorded $0.4 million in income tax expense for the three months ended March 31, 2016 on pre-tax income of $1.4 million, resulting in an effective tax rate of 32.4%. The Company’s effective tax rate was lower than the combined statutory rate of 38.9% due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.
The Company recorded an immaterial tax expense for the three months ended March 31, 2015 despite having a full valuation allowance on its deferred tax assets. This was due to estimated Alternative Minimum Tax due on taxable income that could not be offset with net operating loss carry-forwards or credits per IRS guidelines. Excluding this expense, no tax expense or benefit was recorded for the three months ended March 31, 2015.

Financial Condition
General
Following are highlights of the March 31, 2016 balance sheet when compared to December 31, 2015:
Securities. The primary strategic objective of the Company’s $169.8 million securities - available-for-sale from March 31, 2016, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $169.8 million at March 31, 2016 compared to $171.4 million at December 31, 2015. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $10.1 million at March 31, 2016 and $9.1 million at December 31, 2015.
Loans. Total loans, including loans held for sale, equaled $650.2 million, representing an increase of $15.9 million, or 2.51% from December 31, 2015. The net increase from year-end 2015 was related to a combination of new organic loan growth and deeper lending relationships with existing customers. Competition for new commercial loan opportunities and loan renewals continues to be strong and pressures loan yields.
Deposits. Total deposits equaled $729.3 million at March 31, 2016 compared to $718.5 million recorded at December 31, 2015. The March 31, 2016 deposit balance represents an increase of $10.8 million or 1.50% from December 31, 2015. The net increase from year-end 2015 was largely related to an increase in public fund deposits.
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
The following table sets forth a summary nonperforming assets:

	March 31,	December 31,
	2016	2015
Nonaccrual loans (including TDRs)	$5,645	$6,007
TDRs still accruing interest	—	—
Loans 90 days past due and still accruing interest	—	—
Total nonperforming loans	$5,645	$6,007
Other real estate owned	7,377	8,401
Total nonperforming assets	$13,022	$14,408

Nonperforming loans to total end of period loans	0.85%	0.93%
Nonperforming assets to total end of period loans	1.97	2.23
Nonperforming assets to total end of period assets	1.34	1.50
Total nonperforming assets declined $1.4 million to $13.0 million, or 1.34% of total assets, at March 31, 2016 from $14.4 million at December 31, 2015. Total nonperforming assets included $7.4 million of foreclosed assets and repossessed real estate, and $5.6 million of nonaccrual loans at March 31, 2016 compared to $8.4 million of foreclosed assets and $6.0 million of nonaccrual loans at December 31, 2015.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $0.4 million from December 31, 2015 to March 31, 2016, largely due to charge-offs taken during the quarter.
The level of nonperforming loans to end of period loans was 0.85% as of March 31, 2016 as compared to 0.93% as of December 31, 2015. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 158.97% for the period ended March 31, 2016 from 143.02% for the year ended December 31, 2015.
Allowance for Loan Losses
At March 31, 2016, the allowance for loan losses was $9.0 million, or 1.36% of total loans, as compared to $8.6 million, or 1.33% of total loans, at December 31, 2015. The Company recorded $0.3 million provision to the allowance for loan losses for the three months ended March 31, 2016 largely due to charge-offs of specific reserves, additional specific reserves needed on a loan relationship that migrated to impaired status during the quarter and general growth in the loan portfolio. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities offset by cash flows used in investing activities resulted in a net decrease in cash and cash equivalents of $4.3 million from December 31, 2015 to March 31, 2016.
For the period ended March 31, 2016, the Company experienced a positive net cash flow of $6.5 million in financing activities primarily due to the net increase in deposits. In contrast, net cash outflows of $13.1 million were used by investing activities due to the overall increase in net loans. Net cash provided by operating activities was $2.3 million.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2016:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$152,908	$46,280	$5,724	$—	$204,912
Operating leases	262	397	56	—	715
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	—	75,000	—	—	75,000
Total contractual cash obligations	$153,170	$121,945	$5,780	$20,620	$301,515
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At March 31, 2016, the Company had $135.2 million in outstanding loan commitments including outstanding commitments for various lines of credit and $1.6 million of standby letters of credit.

Capital Resources
Stockholders' Equity
Stockholders' equity at March 31, 2016 was $122.8 million, an increase of $1.5 million from $121.3 million at December 31, 2015. The change in stockholders’ equity during 2016 was the result of total comprehensive income less preferred dividends incurred during the first three months of 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital Measurements
As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of March 31, 2016. Capital ratios shown for March 31, 2016 are in excess of the BASEL III 2016 phase-in level for the capital conservation buffer. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$120,273	15.6%	N/A	N/A	N/A	N/A
Centrue Bank	115,881	15.1	61,504	8.0	76,879	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$102,075	13.3	N/A	N/A	N/A	N/A
Centrue Bank	106,907	13.9	34,596	4.5	49,972	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$111,299	14.5	N/A	N/A	N/A	N/A
Centrue Bank	106,907	13.9	46,128	6.0	61,504	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$111,299	11.7	N/A	N/A	N/A	N/A
Centrue Bank	106,907	11.4	42,120	4.0	46,801	5.0
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
Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	fluctuations in the value of the Company’s investment securities;

•	the Company’s ability to ultimately collect on any downgraded loan relationships;

•	the Company’s ability to respond and adapt to economic conditions in our geographic market;

•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;

•	volatility of rate sensitive deposits;

•	operational risks, including data processing system failures, fraud or cyber attacks;

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

•	asset/liability matching risks and liquidity risks;

•	the ability to successfully acquire low cost deposits or funding;

•	the ability to successfully execute strategies to increase noninterest income;

•	the ability to successfully grow non-commercial real estate loans;

•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;

•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;

•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;

•	the Company’s ability to dispose of other real estate owned (“OREO”) at reasonable values;

•	the Company's reliance on third parties for information such as appraisal values, credit scores, and IT capabilities.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Management
The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100, 200 and 300 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2016 and December 31, 2015, respectively:

	Change in Net Interest Income Over One Year Horizon
	March 31, 2016		December 31, 2015
	Change		Change
	$	%	$	%
+300 bp	$2,759	9.67%	$1,966	6.89%
+200 bp	1,866	6.54	1,264	4.43
+100 bp	1,026	3.60	649	2.27
Base	—	—	—	—
- 100 bp	(1,471)	(5.16)	(1,550)	(5.43)
As shown above, the effect of an immediate 200 basis point increase in interest rates as of March 31, 2016 would increase the Company’s net interest income by $1.9 million or 6.5%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $(1.5) million or (5.2)%.

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
Item 1A. Risk Factors
The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2015 and the Company Annual Report on Form 10-K filed March 15, 2016.
Item 2.    Recent Sales of Unregistered Securities
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6. Exhibits
Exhibits:

10.22	Centrue Financial Corporation 2015 Stock Compensation Plan Restricted Stock Units Agreement
31.1	Certification of Kurt R. Stevenson, President and Chief Executive Officer, required by Rule 13a - 14(a).
31.2	Certification of Daniel R. Kadolph, Executive Vice President and Chief Financial Officer required by Rule 13a - 14(a).
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date:	May 11, 2016	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer

CENTRUE FINANCIAL CORPORATION

Date:	May 11, 2016	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Chief Financial Officer