Form 10-Q
period 2016-06-30
CENTRUE FINANCIAL CORP
filed 2016-08-08
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 8, 2016
Common Stock, Par Value $0.01	6,513,694

Centrue Financial Corporation
Form 10-Q Index
June 30, 2016

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$27,024	$27,655
Securities available-for-sale	160,582	171,440
Restricted securities	10,027	9,116
Loans held for sale	187	735
Loans, net of allowance for loan loss: 2016 - $8,925; 2015 - $8,591	648,829	624,956
Branch assets held for sale	—	16,673
Bank-owned life insurance	35,544	35,103
Mortgage servicing rights	2,065	2,129
Premises and equipment, net	16,682	16,852
Intangible assets, net	404	880
Other real estate owned, net	6,765	8,401
Deferred tax assets, net	36,235	38,180
Other assets	8,313	9,098
Total assets	$952,657	$961,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$146,765	$164,137
Interest-bearing	569,659	554,367
Total deposits	716,424	718,504
Federal funds purchased and securities sold under agreements to repurchase	10,605	18,730
Federal Home Loan Bank advances	75,000	76,000
Series B mandatory redeemable preferred stock	209	268
Subordinated debentures	20,620	20,620
Other liabilities	4,805	5,815
Total liabilities	827,663	839,937

Commitments and contingent liabilities	—	—

Stockholders' equity
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,363 shares authorized and issued at June 30, 2016 and
December 31, 2015; aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized;
6,581,544 shares issued at June 30, 2016 and December 31, 2015	66	66
Surplus	140,640	140,609
Accumulated deficit	(77)	(2,958)
Accumulated other comprehensive loss	(2,145)	(2,946)
	141,120	137,407
Treasury stock, at cost, 67,850 shares at June 30, 2016
and December 31, 2015	(16,126)	(16,126)
Total stockholders' equity	124,994	121,281
Total liabilities and stockholders' equity	$952,657	$961,218

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans	$7,073	$6,305	$14,102	$12,392
Securities
Taxable	734	632	1,563	1,226
Exempt from federal income taxes	22	43	45	76
Federal funds sold and other	33	27	65	47
Total interest income	7,862	7,007	15,775	13,741

Interest expense
Deposits	316	304	579	624
Federal funds purchased and securities sold under
agreements to repurchase	11	11	23	24
Federal Home Loan Bank advances	170	113	400	230
Series B mandatory redeemable preferred stock	4	4	8	8
Subordinated debentures	145	129	287	285
Notes payable	—	—	—	84
Total interest expense	646	561	1,297	1,255

Net interest income	7,216	6,446	14,478	12,486
Provision for loan losses	—	—	300	—
Net interest income after provision for loan losses	7,216	6,446	14,178	12,486

Noninterest income
Service charges	972	1,007	1,917	1,935
Mortgage banking income	279	377	479	657
Electronic banking services	667	653	1,300	1,244
Bank-owned life insurance	218	228	441	451
Securities gains, net	23	74	60	101
Income from real estate	114	167	224	320
Gain on sale of OREO	27	1	75	3
Gain on sale of branches	1,877	—	1,877	—
Gain on sale of other assets	2	—	2	—
Gain on extinguishment of debt	—	—	—	1,750
Other income	63	69	130	142
	4,242	2,576	6,505	6,603

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Noninterest expense
Salaries and employee benefits	4,265	4,066	8,569	8,308
Occupancy, net	722	668	1,402	1,436
Furniture and equipment	275	246	531	487
Marketing	52	123	87	158
Supplies and printing	59	52	117	120
Telephone	219	204	423	388
Data processing	416	410	839	816
FDIC insurance	154	247	311	644
Loan processing and collection costs	91	242	149	413
OREO carrying costs	203	176	294	468
OREO valuation adjustment	14	87	30	148
Amortization of intangible assets	238	238	476	476
Other expenses	1,404	1,194	2,750	2,274
	8,112	7,953	15,978	16,136

Income before income taxes	$3,346	$1,069	$4,705	$2,953
Income tax expense	1,218	16	1,659	33
Net income	$2,128	$1,053	$3,046	$2,920

Preferred stock dividends	83	—	165	1,006
Discount on redemption of preferred stock	—	—	—	(13,668)
Net income for common stockholders	$2,045	$1,053	$2,881	$15,582

Basic earnings per common share(1)	$0.31	$0.16	$0.44	$4.62
Diluted earnings per common share(1)	$0.31	$0.16	$0.44	$4.62

Total comprehensive income (loss):
Net income	$2,128	$1,053	$3,046	$2,920

Change in unrealized gains (losses)
on securities available for sale	176	(1,113)	1,371	(295)
Reclassification adjustment for losses (gains)
recognized in income	(23)	(74)	(60)	(101)
Net unrealized gains (loss)	153	(1,187)	1,311	(396)
Tax effect	59	(1)	510	(1)
Other comprehensive income (loss)	94	(1,186)	801	(395)
Total comprehensive income (loss)	$2,222	$(133)	$3,847	$2,525

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	3,046	2,920
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	587	577
Amortization of intangible assets	476	476
Amortization of mortgage servicing rights, net	140	176
Amortization of bond premiums, net	660	665
Share based compensation	31	—
Provision for loan losses	300	—
Provision for deferred income taxes	1,541	—
Earnings on bank-owned life insurance	(441)	(451)
OREO valuation adjustment	30	148
Securities gains, net	(60)	(101)
Gain on sale of OREO	(75)	(3)
Gain on extinguishment of debt	—	(1,750)
Gain on sale of loans	(269)	(460)
Gain on sale of branches	(1,877)	—
Gain on sale of other assets	(2)	—
Proceeds from sales of loans held for sale	10,299	19,474
Origination of loans held for sale	(9,482)	(14,972)
Change in assets and liabilities
Decrease in other assets	338	1,480
Increase (decrease) in other liabilities	271	(5,469)
Net cash provided by operating activities	5,513	2,710
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	17,164	16,034
Proceeds from calls and maturities of securities available for sale	9,765	1,530
Proceeds from sales of securities available for sale	19,670	14,625
Purchases of securities available for sale	(35,002)	(89,174)
Redemption of Federal Reserve Bank stock	72	179
Purchase of Federal Reserve Bank stock	(982)	(1,117)
Net increase in loans	(25,808)	(36,890)
Purchase of premises and equipment	(332)	(384)
Proceeds from sale of OREO	1,785	424
Sale of branches, net of premium received	(31,444)	—
Net cash used in investing activities	(45,112)	(94,773)

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	48,257	1,294
Net decrease in federal funds purchased
and securities sold under agreements to repurchase	(8,124)	(9,126)
Net proceeds (repayments) of advances from the Federal Home Loan Bank	(1,000)	45,000
Repayment of Notes Payable	—	(8,500)
Net proceeds from the issuance of Common Stock	—	68,960
Redemption of Series C Cumulative Perpetual Preferred Stock	—	(19,000)
Dividends paid on preferred stock	(165)	—
Net cash provided by financing activities	38,968	78,628
Net decrease in cash and cash equivalents	(631)	(13,435)
Cash and cash equivalents
Beginning of period	27,655	49,167
End of period	$27,024	$35,732
Supplemental disclosures of cash flow information
Cash payments for
Interest	$1,279	$6,117
Income taxes	143	2
Transfers from loans to other real estate owned	28	98
Transfers from loan portfolio and sold in secondary market	—	315
Loan transfers to branch assets held for sale	1,607	—

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 1. Summary of Significant Accounting Policies
Centrue Financial Corporation is a bank holding company organized under the laws of the State of Delaware.  When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiary. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank. The Company and the Bank provide a full range of banking services to individual and corporate customers located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois and metropolitan St. Louis.  These services include demand, time, and savings deposits; business and consumer lending; and mortgage banking. The Company is subject to competition from other financial institutions and nonfinancial institutions providing financial services.  Additionally, the Company and the Bank are subject to regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
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
For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2015 amounts have been reclassified to conform to the 2016 presentation. The annualized results of operations during the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.
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
Recent Accounting Pronouncements
In June 2016 the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as CECL. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (HTM) debt securities. Under the provisions of the update credit losses recognized on available for sale (AFS) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

vintage disclosures. For public business entities that are SEC filers the amendments of the update are effective beginning January 1, 2020. Management is in the process of evaluating the impact of CECL on the Company’s financial position, results of operations and cash flows as well as its required disclosures.
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
Note 2. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the three and six months ended June 30, 2016 and 2015 is presented below (shares in thousands). Common shares, options, and per share amounts for all periods shown have been restated to reflect the impact of the 1:30 reverse stock split the Company completed effective May 29, 2015. Options to purchase 498 and 3,488 shares of common stock were outstanding for June 30, 2016 and 2015, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive. Of the 33,321 shares of restricted stock units issued, 536 shares and 269 shares were considered dilutive for the three and six month periods ended June 30, 2016, respectively.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings Per Common Share
Net income	$2,128	$1,053	$3,046	$2,920
Preferred stock dividends	(83)	—	(165)	(1,006)
Discount on redemption of preferred stock	—	—	—	13,668
Net income for common shareholders	$2,045	$1,053	$2,881	$15,582
Weighted average common shares outstanding	6,513,694	6,484,457	6,513,694	3,370,276
Basic earnings per common share	$0.31	$0.16	$0.44	$4.62
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,513,694	6,484,457	6,513,694	3,370,276
Add: dilutive effect of restricted stock units	536	—	269	—
Weighted average common and dilutive
potential shares outstanding	6,514,230	6,484,457	6,513,963	3,370,276
Diluted earnings per common share	$0.31	$0.16	$0.44	$4.62

Note 3. Securities
The primary strategic objective related to the Company's securities portfolio is to assist with liquidity and interest rate risk management. The fair value of the securities classified as available-for-sale was $160.6 million at June 30, 2016 compared to $171.4 million at December 31, 2015. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $10.0 million at June 30, 2016 compared to $9.1 million at December 31, 2015. The Company does not have any securities classified as trading or held-to-maturity.
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$13,074	$72	$(16)	$13,130
U.S. government agency residential
mortgage-backed securities	128,196	218	(326)	128,088
Collateralized residential mortgage obligations:
Agency	16,382	71	—	16,453
Equity securities	2,659	252	—	2,911
	$160,311	$613	$(342)	$160,582

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$14,629	$13	$(35)	$14,607
States and political subdivisions	10,190	16	(25)	10,181
U.S. government agency residential
mortgage-backed securities	127,039	7	(1,017)	126,029
Collateralized residential mortgage obligations:
Agency	17,990	—	(157)	17,833
Equity securities	2,632	158	—	2,790
	$172,480	$194	$(1,234)	$171,440
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from calls and maturities	$9,650	$1,420	$9,765	$1,530
Proceeds from sales	14,654	9,640	19,670	14,625
Realized gains	43	79	80	125
Realized losses	(20)	(5)	(20)	(24)
Net impairment loss recognized in earnings	—	—	—	—

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

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$3,934	$3,942
Due after one year through five years	6,420	6,430
Due after five years through ten years	2,720	2,758
Due after ten years	—	—
U.S. government agency residential mortgage-backed securities	128,196	128,088
Collateralized residential mortgage obligations	16,382	16,453
Equity	2,659	2,911
	$160,311	$160,582

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States and political subdivisions	$5,466	$(16)	$—	$—	$5,466	$(16)
U.S. government agency residential
mortgage-backed securities	62,028	(211)	14,048	(115)	76,076	(326)
Total temporarily impaired	$67,494	$(227)	$14,048	$(115)	$81,542	$(342)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$10,394	$(35)	$—	$—	$10,394	$(35)
States and political subdivisions	6,057	(25)	—	—	6,057	(25)
U.S. government agency residential
mortgage-backed securities	124,411	(1,017)	—	—	124,411	(1,017)
Collateralized residential mortgage
obligations: Agency	17,833	(157)	—	—	17,833	(157)
Total temporarily impaired	$158,695	$(1,234)	$—	$—	$158,695	$(1,234)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	June 30, 2016	December 31, 2015
Commercial	$71,699	67,360
Agricultural & AG RE	44,071	50,121
Construction, land & development	22,207	26,016
Commercial RE	424,928	391,918
1-4 family mortgages	91,629	95,227
Consumer	3,220	2,905
Total Loans	$657,754	633,547
Allowance for loan losses	(8,925)	(8,591)
Loans, net	$648,829	624,956

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
The following table presents the commercial loan portfolio by internal risk rating:

June 30, 2016
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,930	$45,509	$43,752	$22,065	$196,035	$219,473	$551,764
Special Mention	287	250	—	—	837	7,520	8,894
Substandard	173	550	319	142	622	441	2,247
Doubtful	—	—	—	—	—	—	—
Total	$25,390	$46,309	$44,071	$22,207	$197,494	$227,434	$562,905

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,303	$42,374	$50,121	$25,825	$164,538	$203,679	$510,840
Special Mention	304	250	—	64	7,701	11,512	19,831
Substandard	129	—	—	127	412	4,076	4,744
Doubtful	—	—	—	—	—	—	—
Total	$24,736	$42,624	$50,121	$26,016	$172,651	$219,267	$535,415

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
June 30, 2016
Unrated	$47,289	$38,928	$86,217
Special mention	3,291	94	3,385
Substandard	1,372	655	2,027
Doubtful	—	—	—
Total	$51,952	$39,677	$91,629

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2015
Unrated	$48,319	$41,380	$89,699
Special mention	4,011	168	4,179
Substandard	1,036	313	1,349
Doubtful	—	—	—
Total	$53,366	$41,861	$95,227

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.
An analysis of activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2016
Beginning Balance	$752	$119	$516	$5,541	$2,042	$4	$8,974
Charge-offs	(18)	—	—	(17)	(88)	—	(123)
Recoveries	25	1	5	26	15	2	74
Provision	426	(17)	(69)	(307)	(36)	3	—
Ending Balance	$1,185	$103	$452	$5,243	$1,933	$9	$8,925

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2015
Beginning Balance	$1,139	$50	$437	$4,018	$2,342	$9	$7,995
Charge-offs	(357)	—	—	(614)	(63)	(2)	(1,036)
Recoveries	64	—	6	1,585	12	19	1,686
Provision	190	15	(47)	196	(340)	(14)	—
Ending Balance	$1,036	$65	$396	$5,185	$1,951	$12	$8,645
An analysis of activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2016
Beginning Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591
Charge-offs	(18)	—	—	(520)	(97)	(3)	(638)
Recoveries	69	55	24	471	51	2	672
Provision	486	(49)	(95)	(389)	351	(4)	300
Ending Balance	$1,185	$103	$452	$5,243	$1,933	$9	$8,925

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
June 30, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	(357)	—	(3)	(615)	(130)	(3)	(1,108)
Recoveries	90	—	27	1,607	21	27	1,772
Provision	186	(4)	(339)	194	(15)	(22)	—
Ending Balance	$1,036	$65	$396	$5,185	$1,951	$12	$8,645

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of June 30, 2016 and December 31, 2015:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

June 30, 2016	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$564	$—	$58	$333	$402	$3	$1,360
Loans collectively evaluated for impairment	621	103	394	4,910	1,531	6	7,565
Total allowance balance:	$1,185	$103	$452	$5,243	$1,933	$9	$8,925

Loan balances:
Loans individually evaluated for impairment	$723	$319	$142	$1,063	$2,027	$3	$4,277
Loans collectively evaluated for impairment	70,976	43,752	22,065	423,865	89,602	3,217	653,477
Total loans balance:	$71,699	$44,071	$22,207	$424,928	$91,629	$3,220	$657,754

December 31, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$80	$—	$10	$1,178	$325	$1	$1,594
Loans collectively evaluated for impairment	568	97	513	4,503	1,303	13	6,997
Total allowance balance:	$648	$97	$523	$5,681	$1,628	$14	$8,591

Loan balances:
Loans individually evaluated for impairment	$129	$—	$127	$4,488	$1,348	$1	$6,093
Loans collectively evaluated for impairment	67,231	50,121	25,889	387,430	93,879	2,904	627,454
Total loans balance:	$67,360	$50,121	$26,016	$391,918	$95,227	$2,905	$633,547

Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.23 million and $0.24 million as of June 30, 2016 and December 31, 2015, respectively. Specific reserves were immaterial at June 30, 2016 and December 31, 2015. At June 30, 2016 nonaccrual TDR loans were $0.23 million and $0.24 million at December 31, 2015. There were no TDRs on accrual at June 30, 2016 and December 31, 2015. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of June 30, 2016 and December 31, 2015.
Over the course of a period, the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

loan would be for periods ranging from 6 months to 16 months. During the three months ended June 30, 2016 and June 30, 2015, there were no loans modified as troubled debt restructurings. During the six months ended June 30, 2016, there were no loans modified as troubled debt restructurings, compared to the same six month period ended June 30, 2015 when there was one senior lien 1-4 family residential loan modified as troubled debt restructurings with a pre-modification and post-modification recorded investment of $0.03 million.

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-offs during the six months ended June 30, 2015.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the six months ended June 30, 2016 and the six months ended June 30, 2015 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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
The following tables present data on impaired loans:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$—	$—	$—	$7	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	—	—	—
CRE - all other
Owner occupied	22	22	—	10	2	3
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	262	284	—	231	—	—
Jr. lien & lines of credit	196	196	—	99	2	2
Consumer	—	—	—	—	—	—
Subtotal	480	502	—	347	4	5

Loans with an allowance recorded:
Commercial
Closed-end	$173	$173	$106	$144	$2	$2
Line of credit	550	550	458	150	13	12
Agricultural & AG RE	319	319	—	80	17	7
Construction, land & development	142	433	58	153	2	—
CRE - all other
Owner occupied	600	600	124	469	7	8
Non-owner occupied	441	441	209	2,928	—	—
1-4 family residential
Senior lien	1,110	1,127	253	1,063	11	8
Jr. lien & lines of credit	459	459	149	323	4	4
Consumer	3	3	3	1	—	—
Subtotal	3,797	4,105	1,360	5,311	56	41
Total	$4,277	$4,607	$1,360	$5,658	$60	$46

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$2	$2	$—	$15	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	299	—	—
CRE - all other
Owner occupied	6	6	—	78	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	176	176	—	277	—	—
Jr. lien & lines of credit	71	71	—	88	3	3
Consumer	—	—	—	—	—	—
Subtotal	255	255	—	757	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$127	$127	$80	$199	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	120	—	—
CRE - all other
Owner occupied	406	541	100	586	11	9
Non-owner occupied	4,076	4,955	1,078	4,101	17	17
1-4 family residential
Senior lien	859	984	215	1,003	14	10
Jr. lien & lines of credit	242	242	110	230	5	5
Consumer	1	—	1	—	—	—
Subtotal	5,838	7,268	1,594	6,239	49	43
Total	$6,093	$7,523	$1,594	$6,996	$53	$47
The Company determined that there were $1.7 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at June 30, 2016 compared to $0.1 million at December 31, 2015.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents information related to loan portfolio aging:

June 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$—	$—	$114	$114	$25,276	$25,390
Line of credit	30	100	—	130	46,179	46,309
Agricultural & AG RE	—	—	—	—	44,071	44,071
Construction, land & development	—	—	79	79	22,128	22,207
CRE - all other
Owner occupied	361	—	391	752	196,742	197,494
Non-owner occupied	—	—	441	441	226,993	227,434
1-4 family residential
Senior lien	21	166	891	1,078	50,874	51,952
Jr. lien & lines of credit	226	113	610	949	38,728	39,677
Consumer	—	—	—	—	3,220	3,220
Total	$638	$379	$2,526	$3,543	$654,211	$657,754

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$58	$—	$130	$188	$24,548	$24,736
Line of credit	—	—	—	—	42,624	42,624
Agricultural & AG RE	—	—	—	—	50,121	50,121
Construction, land & development	—	—	127	127	25,889	26,016
CRE - all other
Owner occupied	985	—	412	1,397	171,254	172,651
Non-owner occupied	—	—	4,076	4,076	215,191	219,267
1-4 family residential
Senior lien	1,481	21	994	2,496	50,870	53,366
Jr. lien & lines of credit	230	258	268	756	41,105	41,861
Consumer	1	1	—	2	2,903	2,905
Total	$2,755	$280	$6,007	$9,042	$624,505	$633,547
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at June 30, 2016 or at December 31, 2015.
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

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
U.S. government agencies	$—	$—	$—	$—
State and political subdivisions	13,130	—	8,114	5,016
U.S. government agency residential
mortgage-backed securities	128,088	—	128,088	—
Collateralized mortgage obligations:
Agency	16,453	—	16,453	—
Equities	2,911	—	2,911	—
Available-for-sale securities	$160,582	$—	$155,566	$5,016

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. government agencies	$14,607	$—	$14,607	$—
State and political subdivisions	10,181	—	5,160	5,021
U.S. government agency residential
mortgage-backed securities	126,029	—	126,029	—
Collateralized mortgage obligations:
Agency	17,833	—	17,833	—
Equities	2,790	—	2,790	—
Available-for-sale securities	$171,440	$—	$166,419	$5,021
There were no transfers between Level 1 and Level 2 during the first six months of 2016 and all of 2015.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

Securities Available for Sale
2016
Beginning balance, January 1	$5,021
Transfers into Level 3	—
Total gains or losses (realized/unrealized) included in earnings
Sales	—
Security impairment	—
Payment received	—
Other changes in fair value	(5)
Included in other comprehensive income	—
Ending Balance, June 30	$5,016

For the period ended June 30, 2016, the Company had $5.0 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs. The fair value was obtained from third party sources, and was not adjusted by management.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans
Commercial
Closed-end	$92	$—	$—	$92
1-4 family residential
Senior lien	396	—	—	396
OREO property
CRE - construction, land & development	1,744	—	—	1,744
CRE - all other
Owner occupied	183	—	—	183
Non-owner occupied	880	—	—	880
1-4 family residential
Senior lien	64	—	—	64

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
1-4 family residential
Senior lien	$572	$—	$—	$572
OREO property
CRE - construction, land & development	1,140	—	—	1,140
CRE - all other
Non-owner occupied	468	—	—	468
1-4 family residential
Senior lien	131	—	—	131

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
Impaired loans carried at fair value had a net carrying amount of $0.5 million at June 30, 2016, which is made up of the outstanding balance of $1.1 million with $0.6 million specific loan loss allocation. The effect of these impaired loans carried at fair value on

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

the provision for loans losses was $0.6 million for the six month period. In 2015 impaired loans carried at fair value had a carrying amount of $0.6 million with a specific loan loss allocation of $0.3 million during 2015, resulting in an additional provision for loan losses of $0.1 million for the year ended December 31, 2015. The majority of the Bank's impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $2.9 million which is made up of the outstanding balance of $3.6 million, net of a valuation allowance of $0.7 million at June 30, 2016. This compares to 2015 when OREO properties with an outstanding balance of $2.9 million was written down to a fair value of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed-end	$92			20% - 100% (82%)
1-4 family residential
Senior lien	396			10% - 60% (32%)
OREO property
CRE - construction, land & development	1,744			5% - 70% (26%)
CRE - all other
Owner occupied	183			5% - 50% (15%)
Non-owner occupied	880			5% - 50% (21%)
1-4 family residential
Senior lien	64			6% - 55% (23%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
1-4 family residential
Senior lien	$572			10% - 60% (17%)
OREO property
CRE - construction, land & development	1,140			5% - 70% (27%)
CRE - all other
Non-owner occupied	468			5% - 50% (16%)
1-4 family residential
Senior lien	131			6% - 55% (30%)
The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at June 30, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,024	$27,024	$—	$—	$27,024
Securities	160,582	—	155,566	5,016	160,582
Restricted securities	10,027	—	—	—	NA
Loans held for sale	187	—	193	—	193
Net loans	648,829	—	—	655,336	655,336
Accrued interest receivable	2,279	—	428	1,851	2,279
Financial liabilities
Deposits	$716,424	$—	$716,732	$—	$716,732
Federal funds purchased and
securities sold under
agreements to repurchase	10,605	—	10,605	—	10,605
Federal Home Loan Bank advances	75,000	—	75,475	—	75,475
Subordinated debentures	20,620	—	—	15,671	15,671
Series B mandatory redeemable
preferred stock	209	—	210	—	210
Accrued interest payable	253	—	237	16	253

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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of June 30, 2016 and December 31, 2015; $27.0 million and $27.7 million was classified as Level 1.
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
Note 6. Borrowed Funds and Debt Obligations
The scheduled maturities of advances from the FHLB at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2016	—%	—	0.70%	60,000
2017	1.14	11,000	1.14	11,000
2018	0.41	49,000	3.64	5,000
2019	1.41	10,000	—	—
2020	—	—	—	—
Thereafter	2.46	5,000	—	—
	0.79	$75,000	0.96	$76,000

At June 30, 2016 and December 31, 2015 no FHLB advances had any call provisions. The Company had two variable rate advances at June 30, 2016, both at 0.25%, and none at year-end 2015. The remaining advances are at fixed rates ranging from 1.06% to 2.46% at June 30, 2016 and 0.21% to 3.64% at year-end 2015.
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
As of June 30, 2016 and December 31, 2015, the Company had no outstanding loan agreements.
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation allowance was necessary as of June 30, 2016 and December 31, 2015.
Below is a summary of items included in the deferred tax inventory as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$3,473	$3,342
Deferred compensation, other	313	74
Stock based expense	87	87
Net operating loss carryforwards	32,072	34,180
Securities available-for-sale	—	405
Deferred tax credits	941	823
OREO valuation allowance	923	1,059
Depreciation	178	—
Other	236	255
Total deferred tax assets	38,223	40,225
Deferred tax liabilities
Depreciation	$—	$(58)
Adjustments arising from acquisitions	(189)	(146)
Mortgage servicing rights	(804)	(828)
Securities available-for-sale	(105)	—
Federal Home Loan Bank dividend received in stock	(450)	(450)
Deferred loan fees & costs	(382)	(399)
Prepaid expenses	(164)	(164)
Total deferred tax liabilities	(2,094)	(2,045)
Valuation allowance	—	—
Net deferred tax assets	$36,129	$38,180

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
In May 2015, the Company adopted the 2015 Stock Compensation Plan. Under the 2015 Stock Compensation Plan nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the compensation committee. A total of 430,000 shares have been made available under the 2015 Stock Compensation Plan. There are currently 356,236 shares available to grant.
There were 33,321 shares of restricted stock granted for the six months ended June 30, 2016. There were 40,443 shares of restricted stock granted for the year ended December 31, 2015.
There was no compensation cost charged against income for the stock options portion of the equity incentive plans for the six months ended June 30, 2016 and for the year ended December 31, 2015. There was $0.03 million compensation cost charged

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

against income for the restricted stock portion of the equity incentive plan for the six months ended June 30, 2016 and $0.5 million charged for the year ended December 31, 2015.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its deregistration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted for the six months ended June 30, 2016 and the year ended December 31, 2015.
A status summary of the option plan as of June 30, 2016 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,156	$338.72
Granted	—	—
Exercised	—	—
Forfeited	(2,658)	293.87
Outstanding at end of period	498	$578.10	0.7 years	$—
Vested or expected to vest	498	$578.10	0.7 years	$—
Options exercisable at period end	498	$578.10	0.7 years	$—

Options outstanding at June 30, 2016 and year-end 2015 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
June 30, 2016
$390.01 - $578.10	498	0.7 years	498	$578.10

December 31, 2015:
$157.20 - $390.00	2,160	0.2 years	2,160	$228.33
390.01 - 578.10	996	0.9 years	996	578.10
	3,156	0.4 years	3,156	$338.72
As of June 30, 2016, there was $0.5 million of total unrecognized compensation cost related to non-vested shares granted under the 2015 Stock Compensation Plan.
Note 9. Regulatory Matters
The Company and Centrue Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “adequately capitalized” in the capital categories shown in the table below.  As of June 30, 2016, Centrue Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital ratio and conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Capital ratios shown for June 30, 2016 are in excess of the Basel III 2016 phase-in level for the capital conservation buffer.
On February 16, 2016 the Company received a formal order terminating the written agreement between the Company, the Bank, and the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$123,787	16.5%	N/A	N/A	N/A	N/A
Centrue Bank	119,700	15.9	60,094	8.0	75,117	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$105,078	14.0	N/A	N/A	N/A	N/A
Centrue Bank	110,775	14.8	33,803	4.5	48,826	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$114,862	15.3	N/A	N/A	N/A	N/A
Centrue Bank	110,775	14.8	45,070	6.0	60,094	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$114,862	12.2	N/A	N/A	N/A	N/A
Centrue Bank	110,775	11.7	37,767	4.0	47,209	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	$60,525	8.0%	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$107,678	14.2	$34,045	4.5	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	$45,394	6.0	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	$36,284	4.0	N/A	N/A
Centrue Bank	109,216	12.0	36,505	4.0	45,631	5.0

Note 10. Business Acquisitions and Divestitures
On June 17, 2016, Centrue Bank completed the sales of its Fairview Heights, Aviston and St. Rose, Illinois branches. The sales resulted in a reduction of $51.7 million of deposits, $13.1 million of loans and $5.1 million of fixed assets. These transactions generated a net after tax gain of $1.1 million.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and six months ended June 30, 2016 as compared to the same period in 2015. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
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
On June 17, 2016, Centrue Bank completed the sales of its Fairview Heights, Aviston, and St. Rose, Illinois branches. The sales resulted in a reduction of $51.7 million of deposits, $13.1 million of loans and $5.1 million of fixed assets. These transactions generated a net after tax gain of $1.1 million.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Results of Operations
Net Income
Net income for the three months ended June 30, 2016 equaled $2.1 million or $0.31 per common diluted share as compared to net income of $1.1 million or $0.16 per common diluted share in the second quarter of 2015. For the first six months of 2016, the Company had net income of $3.0 million or $0.44 per common diluted share as compared to net income of $2.9 million or $4.62 per common diluted share for the same period in 2015.
The results for the first six months of 2016 were positively impacted by the sale of three branches generating a net after tax gain on sale of $1.1 million. During the first six months of 2015, the Company had a $1.8 million gain on extinguishment of debt, representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to a financial institution in connection with the settlement obligation.

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
Fully tax equivalent net interest income for the second quarter 2016 totaled $7.2 million, representing an increase of $0.7 million or 10.77% compared to $6.5 million for the same period in 2015. This increase in income is primarily due to an increase in interest earning assets.
The net interest margin was 3.49% for the second quarter of 2016, representing an increase of one basis point from the 3.48% recorded in the second quarter of 2015. The improvement in the net interest margin is being driven by the growth in the loan portfolio and improving yields in the securities portfolio.
Fully tax equivalent net interest income for the six months ended June 30, 2016 totaled $14.5 million, representing an increase of $2.0 million or 15.69% compared to $12.5 million earned during the same period in 2015. The net interest margin was 3.48% for the six months ended June 30, 2016, representing an increase of 2 basis points from 3.46% recorded in the same period of 2015. The increase in net interest income and the net interest margin was driven by the same factors impacting the second quarter.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$1,129	$29	10.33%	$3,419	$22	2.58%	$(32)	$39	$7
Securities
Taxable(1)	167,453	734	1.76	162,781	632	1.56	(1)	103	102
Exempt from federal income taxes(1)(2)	4,056	35	3.47	6,513	66	4.06	(24)	(7)	(31)
Total securities (tax equivalent)	171,509	769	1.8	169,294	698	1.65	(25)	96	71
Federal funds sold and other	620	4	2.59	1,444	5	1.39	(5)	4	(1)
Loans(3)(4)(5)
Commercial	105,912	1,072	4.07	99,268	1,019	4.12	62	(9)	53
Real estate	551,341	5,954	4.34	469,538	5,247	4.48	838	(131)	707
Installment and other	2,952	52	7.08	2,846	46	6.48	(29)	35	6
Gross loans (tax equivalent)	660,205	7,078	4.31	571,652	6,312	4.43	871	(105)	766
Total interest-earnings assets	833,463	7,880	3.8	745,809	7,037	3.78	809	34	843
Noninterest-earning assets
Cash and cash equivalents	41,796			47,790
Premises and equipment, net	20,952			22,478
Other assets	80,808			47,956
Total nonearning assets	143,556			118,224
Total assets	$977,019			$864,033

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	129,100	25	0.08	114,630	19	0.07	—	6	6
Money market accounts	107,685	49	0.18	117,820	51	0.17	(6)	4	(2)
Savings deposits	130,774	4	0.01	124,030	3	0.01	—	1	1
Time deposits	209,557	238	0.46	199,898	231	0.46	(1)	8	7
Federal funds purchased and repurchase
Agreements	14,987	11	0.30	15,971	11	0.28	(1)	1	—
Advances from FHLB	76,714	170	0.89	32,308	113	1.40	77	(20)	57
Notes payable	20,887	149	2.87	20,888	133	2.55	(10)	26	16
Total interest-bearing liabilities	689,704	646	0.38	625,545	561	0.36	59	26	85
Noninterest-bearing liabilities
Noninterest-bearing deposits	159,024			150,097
Other liabilities	5,395			5,322
Total noninterest-bearing liabilities	164,419			155,419
Stockholders’ equity	122,896			83,069
Total liabilities and stockholders’ equity	$977,019			$864,033
Net interest income (tax equivalent)		$7,234			$6,476		$750	$8	$758
Net interest income (tax equivalent)
to total earning assets			3.49%			3.48%
Interest-bearing liabilities to earning assets			82.75%			83.87%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In second quarter 2016 there was $10 in tax equivalent interest included in gross loans and $19 in the same period in 2015.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Six Months Ended June 30, 2016
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$3,076	$56	3.66%	$3,477	$34	1.97%	$(9)	$31	$22
Securities
Taxable(1)	172,747	1,563	1.82	153,804	1,226	1.61	143	194	337
Exempt from federal income taxes(1)(2)	4,060	69	3.42	5,274	116	4.44	(25)	(22)	(47)
Total securities (tax equivalent)	176,807	1,632	1.86	159,078	1,342	1.70	118	172	290
Federal funds sold and other	620	9	2.92	3,521	13	0.74	(20)	16	(4)
Loans(3)(4)(5)
Commercial	107,247	2,194	4.11	99,720	2,025	4.10	158	11	169
Real estate	546,570	11,819	4.35	461,881	10,296	4.50	1,827	(304)	1,523
Installment and other	3,027	95	6.31	2,943	85	5.82	(21)	31	10
Gross loans (tax equivalent)	656,844	14,108	4.32	564,544	12,406	4.43	1,964	(262)	1,702
Total interest-earnings assets	837,347	15,805	3.80	730,620	13,795	3.81	2,053	(43)	2,010
Noninterest-earning assets
Cash and cash equivalents	40,158			46,294
Premises and equipment, net	21,409			22,499
Other assets	81,867			49,148
Total nonearning assets	143,434			117,941
Total assets	$980,781			$848,561

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	128,920	51	0.08	112,314	37	0.07	2	12	14
Money market accounts	108,808	100	0.18	119,665	105	0.18	(12)	7	(5)
Savings deposits	129,547	7	0.01	121,824	6	0.01	—	1	1
Time deposits	201,032	421	0.42	199,810	476	0.48	(18)	(37)	(55)
Federal funds purchased and repurchase
Agreements	16,139	23	0.29	17,523	24	0.28	(2)	1	(1)
Advances from FHLB	89,115	400	0.90	36,896	230	1.26	211	(41)	170
Notes payable	20,888	295	2.84	25,928	377	2.93	(62)	(20)	(82)
Total interest-bearing liabilities	694,449	1,297	0.38	633,960	1,255	0.40	119	(77)	42
Noninterest-bearing liabilities
Noninterest-bearing deposits	158,272			149,588
Other liabilities	5,588			7,664
Total noninterest-bearing liabilities	163,860			157,252
Stockholders’ equity	122,472			57,349
Total liabilities and stockholders’ equity	$980,781			$848,561
Net interest income (tax equivalent)		$14,508			$12,540		$1,934	$34	$1,968
Net interest income (tax equivalent)
to total earning assets			3.48%			3.46%
Interest-bearing liabilities to earning assets			82.93%			86.77%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2016 there was $18 in tax equivalent interest included in gross loans and $36 in the same period in 2015.
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
There was no provision for loan losses taken during both the second quarter 2016 and 2015. As for the first six months of 2016, the Company recorded $0.3 million for provision for loan losses in comparison to none for the same period in 2015. The lack of need for a provision charge in the second quarter 2016 was driven by the following factors:

•	Resolution of a specific non-performing loan relationship;

•	Improvements in Asset Quality metrics;

•	A decrease in outstanding loans from the beginning of the quarter;

Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.

Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. Noninterest income totaled $4.2 million for the three months ended June 30, 2016, compared to $2.6 million for the same period in 2015. Excluding gains related to the sale of branches, OREO, securities and other irregularly occurring income, noninterest income decreased $0.2 million. The $0.2 million decrease is mainly attributed to a decrease in the mortgage banking income and income from real estate owned.
For the six months ended June 30, 2016, noninterest income totaled $6.5 million, compared to $6.6 million for the same period in 2015. Excluding gains related to the sale of branches, OREO, securities and other non-recurring gains, noninterest income decreased $0.2 million. The $0.2 million decrease is attributed to the same reasons as stated for the quarter.
Nonninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy, and other operating expense. Total noninterest expense for the second quarter of 2016 was $8.1 million, compared to $8.0 million recorded during the same period in 2015. Excluding OREO valuation adjustments and other irregularly occurring items from both periods, noninterest expense levels increased by $0.2 million, or 2.5%. This $0.2 million increase was mainly driven by higher salaries and employee benefits.
For the six months ended June 30, 2016, noninterest expense totaled $16.0 million, compared to $16.1 million for the same period in 2015. Excluding OREO valuation adjustments recorded in both periods and other non-recurring items, noninterest expense levels decreased by $0.1 million, or 0.6%. This $0.1 million decrease was a direct result of lower FDIC insurance, loan processing and collection costs, and OREO carrying costs.
Applicable Income Taxes
The Company recorded $1.7 million in income tax expense for the six months ended June 30, 2016 on pre-tax income of $4.7 million, resulting in an effective tax rate of 35.3%. The Company’s effective tax rate was lower than the combined statutory rate of 38.9% due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.
The Company recorded an immaterial tax expense for the six months ended June 30, 2015 despite having a full valuation allowance on its deferred tax assets. This was due to estimated Alternative Minimum Tax due on taxable income that could not be offset with net operating loss carry-forwards or credits per IRS guidelines. Excluding this expense, no tax expense or benefit was recorded for the six months ended June 30, 2015.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Financial Condition
General
Following are highlights of the June 30, 2016 balance sheet when compared to December 31, 2015:
Securities. The primary strategic objective of the Company’s $160.6 million securities available-for-sale from June 30, 2016, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $160.6 million at June 30, 2016 compared to $171.4 million at December 31, 2015. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $10.0 million at June 30, 2016 and $9.1 million at December 31, 2015.
Loans. Total loans, including loans held for sale, equaled $657.9 million, representing an increase of $12.1 million, or 1.87% from December 31, 2015. The net increase from year-end 2015 was related to a combination of new organic loan growth and deeper lending relationships with existing customers that outpaced the $13.1 million in loans that were sold as part of the branch sales. Competition for new commercial loan opportunities and loan renewals continues to be strong and pressures loan yields.
Deposits. Total deposits equaled $716.4 million at June 30, 2016 compared to $718.5 million recorded at December 31, 2015. The June 30, 2016 deposit balance represents a decrease of $2.1 million or 0.29% from December 31, 2015. The net decrease from year-end 2015 was largely related to the branch sales completed on June 17, 2016 in which $51.7 million of deposits were sold. The sales of these deposits were replaced by an increase in brokered deposits and public fund accounts.
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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth a summary of nonperforming assets:

	June 30,	December 31,
	2016	2015
Nonaccrual loans (including TDRs)	$2,526	$6,007
TDRs still accruing interest	—	—
Loans 90 days past due and still accruing interest	—	—
Total nonperforming loans	$2,526	$6,007
Other real estate owned	6,765	8,401
Total nonperforming assets	$9,291	$14,408

Nonperforming loans to total end of period loans	0.38%	0.93%
Nonperforming assets to total end of period loans	1.41	2.23
Nonperforming assets to total end of period assets	0.98	1.50
Total nonperforming assets declined $5.1 million to $9.3 million, or 0.98% of total assets, at June 30, 2016 from $14.4 million at December 31, 2015. Total nonperforming assets included $6.8 million of foreclosed assets and repossessed real estate, and $2.5 million of nonaccrual loans at June 30, 2016 compared to $8.4 million of foreclosed assets and $6.0 million of nonaccrual loans at December 31, 2015.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $3.5 million from December 31, 2015 to June 30, 2016, driven by the resolution of a large non-performing loan relationship.
The level of nonperforming loans to end of period loans was 0.38% as of June 30, 2016 as compared to 0.93% as of December 31, 2015. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 353.33% for the period ended June 30, 2016 from 143.02% for the year ended December 31, 2015.
Allowance for Loan Losses
At June 30, 2016, the allowance for loan losses was $8.9 million, or 1.36% of total loans, as compared to $8.6 million, or 1.33% of total loans, at December 31, 2015. The Company recorded $0.3 million of provision to the allowance for loan losses for the six months ended June 30, 2016. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities offset by cash flows used in investing activities resulted in a net decrease in cash and cash equivalents of $0.6 million from December 31, 2015 to June 30, 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

For the period ended June 30, 2016, the Company experienced a positive net cash flow of $39.0 million in financing activities primarily due to the net increase in deposits. In contrast, net cash outflows of $45.1 million were used by investing activities due to the sale of branches. Net cash provided by operating activities was $5.5 million.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of June 30, 2016:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$157,175	$39,618	$7,290	$—	$204,083
Operating leases	311	550	28	—	889
Series B mandatory redeemable preferred stock	—	209	—	—	209
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	39,000	31,000	5,000	—	75,000
Total contractual cash obligations	$196,486	$71,377	$12,318	$20,620	$300,801
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At June 30, 2016, the Company had $133.7 million in outstanding loan commitments including outstanding commitments for various lines of credit and $2.0 million of standby letters of credit.
Capital Resources
Stockholders' Equity
Stockholders' equity at June 30, 2016 was $125.0 million, an increase of $3.7 million from $121.3 million at December 31, 2015. The change in stockholders’ equity during 2016 was the result of net income for the period and an increase in accumulated other comprehensive income.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital Measurements
As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of June 30, 2016. Capital ratios shown for June 30, 2016 are in excess of the BASEL III 2016 phase-in level for the capital conservation buffer. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$123,787	16.5%	N/A	N/A	N/A	N/A
Centrue Bank	119,700	15.9	60,094	8.0	75,117	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$105,078	14.0	N/A	N/A	N/A	N/A
Centrue Bank	110,775	14.8	33,803	4.5	48,826	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$114,862	15.3	N/A	N/A	N/A	N/A
Centrue Bank	110,775	14.8	45,070	6.0	60,094	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$114,862	12.2	N/A	N/A	N/A	N/A
Centrue Bank	110,775	11.7	37,767	4.0	47,209	5.0
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
Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	fluctuations in the value of the Company’s investment securities;

•	the Company’s ability to ultimately collect on any downgraded loan relationships;

•	the Company’s ability to respond and adapt to economic conditions in our geographic market;

•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;

•	volatility of rate sensitive deposits;

•	operational risks, including data processing system failures, fraud or cyber attacks;

•	asset/liability matching risks and liquidity risks;

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

•	the ability to successfully acquire low cost deposits or funding;

•	the ability to successfully execute strategies to increase noninterest income;

•	the ability to successfully grow non-commercial real estate loans;

•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;

•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;

•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;

•	the Company’s ability to dispose of OREO at reasonable values;

•	the Company's reliance on third parties for information such as appraisal values, credit scores, and IT capabilities.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Management
The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100, 200 and 300 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2016 and December 31, 2015, respectively:

	Change in Net Interest Income Over One Year Horizon
	June 30, 2016		December 31, 2015
	Change		Change
	$	%	$	%
+300 bp	$1,610	5.68%	$1,966	6.89%
+200 bp	1,100	3.89	1,264	4.43
+100 bp	607	2.14	649	2.27
Base	—	—	—	—
- 100 bp	(1,291)	(4.56)	(1,550)	(5.43)
As shown above, the effect of an immediate 200 basis point increase in interest rates as of June 30, 2016 would increase the Company’s net interest income by $1.1 million or 3.89%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $1.3 million or 4.56%.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date:	August 8, 2016	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer

CENTRUE FINANCIAL CORPORATION

Date:	August 8, 2016	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Chief Financial Officer