Form 10-Q
period 2016-09-30
CENTRUE FINANCIAL CORP
filed 2016-11-09
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 9, 2016
Common Stock, Par Value $0.01	6,513,694

Centrue Financial Corporation
Form 10-Q Index
September 30, 2016

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$44,745	$27,655
Securities available-for-sale	183,646	171,440
Restricted securities	10,098	9,116
Loans held for sale	—	735
Loans, net of allowance for loan loss: 2016 - $9,021; 2015 - $8,591	657,774	624,956
Branch assets held for sale	—	16,673
Bank-owned life insurance	35,768	35,103
Mortgage servicing rights	2,052	2,129
Premises and equipment, net	16,500	16,852
Intangible assets, net	166	880
Other real estate owned, net	5,541	8,401
Deferred tax assets, net	35,432	38,180
Other assets	8,361	9,098
Total assets	$1,000,083	$961,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$149,537	$164,137
Interest-bearing	611,414	554,367
Total deposits	760,951	718,504
Federal funds purchased and securities sold under agreements to repurchase	13,093	18,730
Federal Home Loan Bank advances	75,000	76,000
Series B mandatory redeemable preferred stock	209	268
Subordinated debentures	20,620	20,620
Other liabilities	4,328	5,815
Total liabilities	874,201	839,937

Commitments and contingent liabilities	—	—

Stockholders' equity
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,636 shares authorized and issued at September 30, 2016 and
December 31, 2015; aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized;
6,581,544 shares issued at September 30, 2016 and December 31, 2015	66	66
Surplus	140,687	140,609
Retained earnings (accumulated deficit)	896	(2,958)
Accumulated other comprehensive loss	(2,277)	(2,946)
	142,008	137,407
Treasury stock, at cost, 67,850 shares at September 30, 2016
and December 31, 2015	(16,126)	(16,126)
Total stockholders' equity	125,882	121,281
Total liabilities and stockholders' equity	$1,000,083	$961,218

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans	$7,185	$6,476	$21,287	$18,868
Securities
Taxable	679	794	2,242	2,020
Exempt from federal income taxes	23	46	68	122
Federal funds sold and other	41	20	106	67
Total interest income	7,928	7,336	23,703	21,077

Interest expense
Deposits	376	316	955	940
Federal funds purchased and securities sold under
agreements to repurchase	7	13	30	37
Federal Home Loan Bank advances	178	138	578	368
Series B mandatory redeemable preferred stock	3	4	11	12
Subordinated debentures	148	128	435	413
Notes payable	—	—	—	84
Total interest expense	712	599	2,009	1,854

Net interest income	7,216	6,737	21,694	19,223
Provision for loan losses	—	—	300	—
Net interest income after provision for loan losses	7,216	6,737	21,394	19,223

Noninterest income
Service charges	1,010	1,075	2,927	3,010
Mortgage banking income	331	315	810	972
Electronic banking services	624	651	1,924	1,895
Bank-owned life insurance	224	232	665	683
Securities gains, net	79	196	139	297
Income from real estate	53	114	277	434
Gain on sale of OREO	24	47	99	50
Gain on sale of branches	—	—	1,877	—
Gain on sale of other assets	100	—	102	—
Gain on extinguishment of debt	—	—	—	1,750
Other income	54	608	184	750
	2,499	3,238	9,004	9,841

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Noninterest expense
Salaries and employee benefits	4,176	4,086	12,745	12,394
Occupancy, net	648	706	2,050	2,142
Furniture and equipment	282	259	813	746
Marketing	56	105	143	263
Supplies and printing	51	50	168	170
Telephone	216	204	639	592
Data processing	472	442	1,311	1,258
FDIC insurance	62	281	373	925
Loan processing and collection costs	107	225	256	638
OREO carrying costs	104	187	398	655
OREO valuation adjustment	56	47	86	195
Amortization of intangible assets	238	238	714	714
Other expenses	1,273	2,012	4,023	4,286
	7,741	8,842	23,719	24,978

Income before income taxes	$1,974	$1,133	$6,679	$4,086
Income tax expense	919	45	2,578	78
Net income	$1,055	$1,088	$4,101	$4,008

Preferred stock dividends	82	395	247	1,401
Discount on redemption of preferred stock	—	—	—	(13,668)
Net income for common stockholders	$973	$693	$3,854	$16,275

Basic earnings per common share(1)	$0.15	$0.11	$0.59	$3.68
Diluted earnings per common share(1)	$0.15	$0.11	$0.59	$3.68

Total comprehensive income:
Net income	$1,055	$1,088	$4,101	$4,008

Change in unrealized gains
on securities available for sale	(137)	425	1,234	130
Reclassification adjustment for losses (gains)
recognized in income	(79)	(196)	(139)	(297)
Net unrealized gains (loss)	(216)	229	1,095	(167)
Tax effect	(84)	1	426	—
Other comprehensive income (loss)	(132)	228	669	(167)
Total comprehensive income	$923	$1,316	$4,770	$3,841

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	4,101	4,008
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	848	868
Amortization of intangible assets	714	714
Amortization of mortgage servicing rights, net	219	257
Amortization of bond premiums, net	1,157	1,045
Share based compensation	77	—
Provision for loan losses	300	—
Provision for deferred income taxes	2,322	—
Earnings on bank-owned life insurance	(665)	(683)
OREO valuation adjustment	86	195
Securities gains, net	(139)	(297)
Gain on sale of OREO	(99)	(50)
Gain on extinguishment of debt	—	(1,750)
Gain on sale of branches	(1,877)	—
Gain on sale of other assets	(102)	—
Proceeds from sales of loans held for sale	18,813	26,561
Origination of loans held for sale	(17,578)	(21,901)
Gain on sale of loans	(500)	(664)
Change in assets and liabilities
Decrease in other assets	316	92
Decrease in other liabilities	(173)	(4,449)
Net cash provided by operating activities	7,820	3,946
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	29,192	24,794
Proceeds from calls and maturities of securities available for sale	9,765	3,530
Proceeds from sales of securities available for sale	36,198	49,584
Purchases of securities available for sale	(87,243)	(149,842)
Redemption of Federal Reserve Bank stock	72	179
Purchase of Federal Home Loan Bank stock	—	(1,229)
Purchase of Federal Reserve Bank stock	(1,054)	(1,119)
Net increase in loans	(34,753)	(62,434)
Purchase of premises and equipment	(411)	(483)
Proceeds from sale of OREO	3,048	639
Sale of branches, net of premium received	(31,444)	—
Net cash used in investing activities	(76,630)	(136,381)

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits (1)	92,784	10,711
Net decrease in federal funds purchased
and securities sold under agreements to repurchase	(5,637)	(7,822)
Net proceeds (repayments) of advances from the Federal Home Loan Bank	(1,000)	85,000
Repayment of Notes Payable	—	(8,500)
Net proceeds from the issuance of Common Stock	—	68,960
Redemption of Series C Cumulative Perpetual Preferred Stock	—	(19,000)
Dividends paid on preferred stock	(247)	(395)
Net cash provided by financing activities	85,900	128,954
Net decrease in cash and cash equivalents	17,090	(3,481)
Cash and cash equivalents
Beginning of period	27,655	49,167
End of period	$44,745	$45,686
Supplemental disclosures of cash flow information
Cash payments for
Interest	$2,004	$6,710
Income taxes	232	81
Transfers from loans to other real estate owned	28	292
Transfers from loan portfolio and sold in secondary market	—	315
Loan transfers to branch assets held for sale	1,607	—

(1) Deposits impacted by branch sales during 2016. See Note 10 for additional information.

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
For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2015 amounts have been reclassified to conform to the 2016 presentation. The annualized results of operations during the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.
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
In March 2016, the FASB issued an update (ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.) The guidance in this update affects any entity that issues share-based payment awards to its employees and is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.
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
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company are from revenue streams not included in the scope of this standard and thus no material impact is expected with the adoption of this standard.
Note 2. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the three and nine months ended September 30, 2016 and 2015 is presented below. Common shares, options, and per share amounts for all periods shown have been restated to reflect the impact of the 1:30 reverse stock split the Company completed effective May 29, 2015. Options to purchase 498 and 3,488 shares of common stock were outstanding for September 30, 2016 and 2015, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive. Of the 33,321 shares of restricted stock units issued, 3,190 shares and 1,554 shares were considered dilutive for the three and nine month periods ended September 30, 2016, respectively.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings Per Common Share
Net income	$1,055	$1,088	$4,101	$4,008
Preferred stock dividends	(82)	(395)	(247)	(1,401)
Discount on redemption of preferred stock	—	—	—	13,668
Net income for common shareholders	$973	$693	$3,854	$16,275
Weighted average common shares outstanding	6,513,694	6,485,218	6,513,694	4,420,000
Basic earnings per common share	$0.15	$0.11	$0.59	$3.68
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,513,694	6,485,218	6,513,694	4,420,000
Add: dilutive effect of restricted stock units	3,190	—	1,554	—
Weighted average common and dilutive
potential shares outstanding	6,516,884	6,485,218	6,515,248	4,420,000
Diluted earnings per common share	$0.15	$0.11	$0.59	$3.68

Note 3. Securities
The primary strategic objective related to the Company's securities portfolio is to assist with liquidity and interest rate risk management. The fair value of the securities classified as available-for-sale was $183.6 million at September 30, 2016 compared to $171.4 million at December 31, 2015. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $10.1 million at September 30, 2016 compared to $9.1 million at December 31, 2015. The Company does not have any securities classified as trading or held-to-maturity.
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$12,680	$—	$(89)	$12,591
States and political subdivisions	13,062	76	(11)	13,127
U.S. government agency residential
mortgage-backed securities	139,627	165	(438)	139,354
Collateralized residential mortgage obligations:
Agency	15,549	62	(1)	15,610
Equity securities	2,673	291	—	2,964
	$183,591	$594	$(539)	$183,646

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$14,629	$13	$(35)	$14,607
States and political subdivisions	10,190	16	(25)	10,181
U.S. government agency residential
mortgage-backed securities	127,039	7	(1,017)	126,029
Collateralized residential mortgage obligations:
Agency	17,990	—	(157)	17,833
Equity securities	2,632	158	—	2,790
	$172,480	$194	$(1,234)	$171,440
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from calls and maturities	$—	$2,000	$9,765	$3,530
Proceeds from sales	16,528	34,959	36,198	49,584
Realized gains	79	272	159	397
Realized losses	—	(76)	(20)	(100)
Net impairment loss recognized in earnings	—	—	—	—

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date and equity securities are shown separately.

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$4,311	$4,321
Due after one year through five years	6,033	6,041
Due after five years through ten years	15,398	15,356
Due after ten years	—	—
U.S. government agency residential mortgage-backed securities	139,627	139,354
Collateralized residential mortgage obligations	15,549	15,610
Equity	2,673	2,964
	$183,591	$183,646

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$12,591	$(89)	$—	$—	$12,591	$(89)
States and political subdivisions	5,586	(11)	—	—	5,586	(11)
U.S. government agency residential
mortgage-backed securities	63,962	(355)	13,412	(83)	77,374	(438)
Collateralized residential mortgage
obligations: Agency	3,612	(1)	—	—	3,612	(1)
Total temporarily impaired	$85,751	$(456)	$13,412	$(83)	$99,163	$(539)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$10,394	$(35)	$—	$—	$10,394	$(35)
States and political subdivisions	6,057	(25)	—	—	6,057	(25)
U.S. government agency residential
mortgage-backed securities	124,411	(1,017)	—	—	124,411	(1,017)
Collateralized residential mortgage
obligations: Agency	17,833	(157)	—	—	17,833	(157)
Total temporarily impaired	$158,695	$(1,234)	$—	$—	$158,695	$(1,234)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	September 30, 2016	December 31, 2015
Commercial	$68,046	67,360
Agricultural & AG RE	45,520	50,121
Construction, land & development	32,046	26,016
Commercial RE	427,761	391,918
1-4 family mortgages	90,260	95,227
Consumer	3,162	2,905
Total Loans	$666,795	633,547
Allowance for loan losses	(9,021)	(8,591)
Loans, net	$657,774	624,956

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
The following table presents the commercial loan portfolio by internal risk rating:

September 30, 2016
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$23,659	$42,225	$45,188	$31,905	$192,864	$224,941	$560,782
Special Mention	712	740	—	—	1,931	7,342	10,725
Substandard	165	545	332	141	251	432	1,866
Doubtful	—	—	—	—	—	—	—
Total	$24,536	$43,510	$45,520	$32,046	$195,046	$232,715	$573,373

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,303	$42,374	$50,121	$25,825	$164,538	$203,679	$510,840
Special Mention	304	250	—	64	7,701	11,512	19,831
Substandard	129	—	—	127	412	4,076	4,744
Doubtful	—	—	—	—	—	—	—
Total	$24,736	$42,624	$50,121	$26,016	$172,651	$219,267	$535,415

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
September 30, 2016
Unrated	$46,719	$38,144	$84,863
Special mention	3,208	93	3,301
Substandard	1,334	762	2,096
Doubtful	—	—	—
Total	$51,261	$38,999	$90,260

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2015
Unrated	$48,319	$41,380	$89,699
Special mention	4,011	168	4,179
Substandard	1,036	313	1,349
Doubtful	—	—	—
Total	$53,366	$41,861	$95,227

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.
An analysis of activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2016
Beginning Balance	$1,185	$103	$452	$5,243	$1,933	$9	$8,925
Charge-offs	(20)	—	—	—	(73)	—	(93)
Recoveries	91	—	4	24	69	1	189
Provision	12	5	152	(234)	70	(5)	—
Ending Balance	$1,268	$108	$608	$5,033	$1,999	$5	$9,021

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2015
Beginning Balance	$1,036	$65	$396	$5,185	$1,951	$12	$8,645
Charge-offs	—	—	—	(24)	(325)	(1)	(350)
Recoveries	54	2	16	9	24	3	108
Provision	(121)	(1)	66	35	25	(4)	—
Ending Balance	$969	$66	$478	$5,205	$1,675	$10	$8,403
An analysis of activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2016
Beginning Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591
Charge-offs	(38)	—	—	(520)	(170)	(3)	(731)
Recoveries	160	55	28	495	120	3	861
Provision	498	(44)	57	(623)	421	(9)	300
Ending Balance	$1,268	$108	$608	$5,033	$1,999	$5	$9,021

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
September 30, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	(357)	—	(3)	(639)	(455)	(4)	(1,458)
Recoveries	144	2	43	1,616	45	30	1,880
Provision	65	(5)	(273)	229	10	(26)	—
Ending Balance	$969	$66	$478	$5,205	$1,675	$10	$8,403

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

September 30, 2016	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$553	$—	$57	$314	$582	$2	$1,508
Loans collectively evaluated for impairment	715	108	551	4,719	1,417	3	7,513
Total allowance balance:	$1,268	$108	$608	$5,033	$1,999	$5	$9,021

Loan balances:
Loans individually evaluated for impairment	$711	$341	$141	$686	$2,097	$2	$3,978
Loans collectively evaluated for impairment	67,335	45,179	31,905	427,075	88,163	3,160	662,817
Total loans balance:	$68,046	$45,520	$32,046	$427,761	$90,260	$3,162	$666,795

December 31, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$80	$—	$10	$1,178	$325	$1	$1,594
Loans collectively evaluated for impairment	568	97	513	4,503	1,303	13	6,997
Total allowance balance:	$648	$97	$523	$5,681	$1,628	$14	$8,591

Loan balances:
Loans individually evaluated for impairment	$129	$—	$127	$4,488	$1,348	$1	$6,093
Loans collectively evaluated for impairment	67,231	50,121	25,889	387,430	93,879	2,904	627,454
Total loans balance:	$67,360	$50,121	$26,016	$391,918	$95,227	$2,905	$633,547

Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.23 million and $0.24 million as of September 30, 2016 and December 31, 2015, respectively. Specific reserves were immaterial at September 30, 2016 and December 31, 2015. At September 30, 2016 nonaccrual TDR loans were $0.23 million and $0.24 million at December 31, 2015. There were no TDRs on accrual at September 30, 2016 and December 31, 2015. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of September 30, 2016 and December 31, 2015.
Over the course of a period, the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

loan would be for periods ranging from 6 months to 16 months. During the three months ended September 30, 2016 and September 30, 2015, there were no loans modified as troubled debt restructurings. During the nine months ended September 30, 2016, there were no loans modified as troubled debt restructurings, compared to the same nine month period ended September 30, 2015 when there were two senior lien 1-4 family residential loan modified as troubled debt restructurings with a pre-modification and post-modification recorded investment of $0.1 million.

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-offs during the nine months ended September 30, 2015.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the nine months ended September 30, 2016 and the nine months ended September 30, 2015 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following tables present data on impaired loans:

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$—	$—	$—	$—	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	341	341	—	85	18	5
Construction, land & development	79	257	—	20	—	—
CRE - all other
Owner occupied	3	3	—	9	—	2
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	252	252	—	218	—	—
Jr. lien & lines of credit	192	192	—	119	4	4
Consumer	—	—	—	—	—	—
Subtotal	867	1,045	—	451	22	11

Loans with an allowance recorded:
Commercial
Closed-end	$164	$164	$102	$165	$2	$2
Line of credit	547	547	451	286	20	19
Agricultural & AG RE	—	—	—	80	—	—
Construction, land & development	62	62	57	115	3	1
CRE - all other
Owner occupied	252	252	113	415	10	7
Non-owner occupied	431	431	201	2,129	—	—
1-4 family residential
Senior lien	1,082	1,100	284	1,079	15	14
Jr. lien & lines of credit	571	571	298	419	12	12
Consumer	2	2	2	2	—	—
Subtotal	3,111	3,129	1,508	4,690	62	55
Total	$3,978	$4,174	$1,508	$5,141	$84	$66

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$2	$2	$—	$15	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	299	—	—
CRE - all other
Owner occupied	6	6	—	78	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	176	176	—	277	—	—
Jr. lien & lines of credit	71	71	—	88	3	3
Consumer	—	—	—	—	—	—
Subtotal	255	255	—	757	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$127	$127	$80	$199	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	120	—	—
CRE - all other
Owner occupied	406	541	100	586	11	9
Non-owner occupied	4,076	4,955	1,078	4,101	17	17
1-4 family residential
Senior lien	859	984	215	1,003	14	10
Jr. lien & lines of credit	242	242	110	230	5	5
Consumer	1	—	1	—	—	—
Subtotal	5,838	7,268	1,594	6,239	49	43
Total	$6,093	$7,523	$1,594	$6,996	$53	$47
The Company determined that there were $1.7 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at September 30, 2016 compared to $0.1 million at December 31, 2015.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents information related to loan portfolio aging:

September 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$—	$—	$108	$108	$24,428	$24,536
Line of credit	—	—	—	—	43,510	43,510
Agricultural & AG RE	331	—	—	331	45,189	45,520
Construction, land & development	—	—	79	79	31,967	32,046
CRE - all other
Owner occupied	173	—	20	193	194,853	195,046
Non-owner occupied	—	—	432	432	232,283	232,715
1-4 family residential
Senior lien	—	296	965	1,261	50,000	51,261
Jr. lien & lines of credit	214	35	718	967	38,032	38,999
Consumer	—	—	—	—	3,162	3,162
Total	$718	$331	$2,322	$3,371	$663,424	$666,795

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$58	$—	$130	$188	$24,548	$24,736
Line of credit	—	—	—	—	42,624	42,624
Agricultural & AG RE	—	—	—	—	50,121	50,121
Construction, land & development	—	—	127	127	25,889	26,016
CRE - all other
Owner occupied	985	—	412	1,397	171,254	172,651
Non-owner occupied	—	—	4,076	4,076	215,191	219,267
1-4 family residential
Senior lien	1,481	21	994	2,496	50,870	53,366
Jr. lien & lines of credit	230	258	268	756	41,105	41,861
Consumer	1	1	—	2	2,903	2,905
Total	$2,755	$280	$6,007	$9,042	$624,505	$633,547
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at September 30, 2016 or at December 31, 2015.
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

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
U.S. government agencies	$12,591	$—	$12,591	$—
State and political subdivisions	13,127	—	8,109	5,018
U.S. government agency residential
mortgage-backed securities	139,354	—	139,354	—
Collateralized mortgage obligations:
Agency	15,610	—	15,610	—
Equities	2,964	—	2,964	—
Available-for-sale securities	$183,646	$—	$178,628	$5,018

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. government agencies	$14,607	$—	$14,607	$—
State and political subdivisions	10,181	—	5,160	5,021
U.S. government agency residential
mortgage-backed securities	126,029	—	126,029	—
Collateralized mortgage obligations:
Agency	17,833	—	17,833	—
Equities	2,790	—	2,790	—
Available-for-sale securities	$171,440	$—	$166,419	$5,021
There were no transfers between Level 1 and Level 2 during the first nine months of 2016 and all of 2015.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table reconciles the beginning and ending balances of the assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

Securities Available for Sale
2016
Beginning balance, January 1	$5,021
Transfers into Level 3	—
Total gains or losses (realized/unrealized) included in earnings
Sales	—
Security impairment	—
Payment received	—
Other changes in fair value	(3)
Included in other comprehensive income	—
Ending Balance, September 30	$5,018

For the period ended September 30, 2016, the Company had $5.0 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs. The fair value was obtained from third party sources, and was not adjusted by management.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans
Commercial
Line of credit	114	—	—	114
CRE - all other
Owner occupied	$139	$—	$—	$139
1-4 family residential
Senior lien	131	—	—	131
Jr. lien & lines of credit	—	—	—	—
OREO property
CRE - construction, land & development	2,765	—	—	2,765
CRE - all other
Non-owner occupied	1,301	—	—	1,301
1-4 family residential
Senior lien	167	—	—	167

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
1-4 family residential
Senior lien	$572	$—	$—	$572
OREO property
CRE - construction, land & development	1,140	—	—	1,140
CRE - all other
Non-owner occupied	468	—	—	468
1-4 family residential
Senior lien	131	—	—	131

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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Impaired loans carried at fair value had a net carrying amount of $0.4 million at September 30, 2016, which is made up of the outstanding balance of $1.0 million with $0.6 million specific loan loss allocation. The effect of these impaired loans carried at fair value on the provision for loans losses was $0.6 million for the nine month period. In 2015 impaired loans carried at fair value had a net carrying amount of $0.6 million which was made up of the outstanding balance of $0.9 million with a specific loan loss allocation of $0.3 million during 2015, resulting in an additional provision for loan losses of $0.1 million for the year ended December 31, 2015. The majority of the Bank's impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $2.9 million which is made up of the outstanding balance of $3.6 million, net of a valuation allowance of $0.7 million at September 30, 2016. This compares to 2015 when OREO properties with an outstanding balance of $2.9 million was written down to a fair value of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Line of credit	$114			20% - 100% (78%)
CRE - all other
Owner occupied	$139			10% - 55% (41%)
1-4 family residential
Senior lien	131			10% - 60% (54%)
OREO property
CRE - construction, land & development	2,765			5% - 70% (35%)
CRE - all other
Non-owner occupied	1,301			5% - 50% (18%)
1-4 family residential
Senior lien	167			6% - 55% (54%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
1-4 family residential
Senior lien	$572			10% - 60% (17%)
OREO property
CRE - construction, land & development	1,140			5% - 70% (27%)
CRE - all other
Non-owner occupied	468			5% - 50% (16%)
1-4 family residential
Senior lien	131			6% - 55% (30%)
The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at September 30, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$44,745	$44,745	$—	$—	$44,745
Securities	183,646	—	178,628	5,018	183,646
Restricted securities	10,098	—	—	—	NA
Loans held for sale	—	—	—	—	—
Net loans	657,774	—	—	663,761	663,761
Accrued interest receivable	2,275	—	684	1,591	2,275
Financial liabilities
Deposits	$760,951	$—	$761,198	$—	$761,198
Federal funds purchased and
securities sold under
agreements to repurchase	13,093	—	13,093	—	13,093
Federal Home Loan Bank advances	75,000	—	75,397	—	75,397
Subordinated debentures	20,620	—	—	16,511	16,511
Series B mandatory redeemable
preferred stock	209	—	211	—	211
Accrued interest payable	241	—	168	73	241

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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of September 30, 2016 and December 31, 2015; $44.7 million and $27.7 million was classified as Level 1.
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
Note 6. Borrowed Funds and Debt Obligations
The scheduled maturities of advances from the FHLB at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
Year	Average Interest Rate	Amount	Average Interest Rate	Amount

2016	—%	—	0.70%	60,000
2017	1.14	11,000	1.14	11,000
2018	0.48	49,000	3.64	5,000
2019	1.41	10,000	—	—
2020	—	—	—	—
Thereafter	2.46	5,000	—	—
	0.83	$75,000	0.96	$76,000

At September 30, 2016 and December 31, 2015 no FHLB advances had any call provisions. The Company had two variable rate advances at September 30, 2016, both at 0.25%, and none at year-end 2015. The remaining advances are at fixed rates ranging from 1.06% to 2.46% at September 30, 2016 and 0.21% to 3.64% at year-end 2015.
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
As of September 30, 2016 and December 31, 2015, the Company had no outstanding loan agreements.
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation allowance was necessary as of September 30, 2016 and December 31, 2015.
Below is a summary of items included in the deferred tax inventory as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$3,510	$3,342
Deferred compensation, other	430	74
Stock based expense	117	87
Net operating loss carryforwards	30,924	34,180
Securities available-for-sale	—	405
Deferred tax credits	1,030	823
OREO valuation allowance	922	1,059
Depreciation	211	—
Other	205	255
Total deferred tax assets	37,349	40,225
Deferred tax liabilities
Depreciation	$—	$(58)
Adjustments arising from acquisitions	(95)	(146)
Mortgage servicing rights	(799)	(828)
Securities available-for-sale	(21)	—
Federal Home Loan Bank dividend received in stock	(450)	(450)
Deferred loan fees & costs	(388)	(399)
Prepaid expenses	(164)	(164)
Total deferred tax liabilities	(1,917)	(2,045)
Valuation allowance	—	—
Net deferred tax assets	$35,432	$38,180

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
There were 33,321 units of restricted stock granted at a grant date fair value of $16.72 per unit for the nine months ended September 30, 2016. At September 30, 2016, none of the restricted stock units were vested. There were 40,443 shares of restricted stock granted for the year ended December 31, 2015.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

There was no compensation cost charged against income for the stock options portion of the equity incentive plans for the nine months ended September 30, 2016 and for the year ended December 31, 2015. There was $0.08 million compensation cost charged against income for the restricted stock portion of the equity incentive plan for the nine months ended September 30, 2016 and $0.5 million charged for the year ended December 31, 2015.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its deregistration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted for the nine months ended September 30, 2016 and the year ended December 31, 2015.
A status summary of the option plan as of September 30, 2016 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,156	$338.72
Granted	—	—
Exercised	—	—
Forfeited	(2,658)	293.87
Outstanding at end of period	498	$578.10	0.4 years	$—
Vested or expected to vest	498	$578.10	0.4 years	$—
Options exercisable at period end	498	$578.10	0.4 years	$—

Options outstanding at September 30, 2016 and year-end 2015 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
September 30, 2016
$390.01 - $578.10	498	0.4 years	498	$578.10

December 31, 2015:
$157.20 - $390.00	2,160	0.2 years	2,160	$228.33
390.01 - 578.10	996	0.9 years	996	578.10
	3,156	0.4 years	3,156	$338.72
As of September 30, 2016, there was $0.5 million of total unrecognized compensation cost related to non-vested shares granted under the 2015 Stock Compensation Plan.
Note 9. Regulatory Matters
The Company and Centrue Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

effect on our financial statements.  As of September 30, 2016, Centrue Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital ratio and conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Capital ratios shown for September 30, 2016 are in excess of the Basel III 2016 phase-in level for the capital conservation buffer.
On February 16, 2016 the Company received a formal order terminating the written agreement between the Company, the Bank, and the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$126,049	16.2%	N/A	N/A	N/A	N/A
Centrue Bank	122,180	15.7	62,338	8.0	77,923	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$106,820	13.7	N/A	N/A	N/A	N/A
Centrue Bank	113,159	14.5	35,065	4.5	50,650	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$117,028	15.0	N/A	N/A	N/A	N/A
Centrue Bank	113,159	14.5	46,754	6.0	62,338	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$117,028	12.2	N/A	N/A	N/A	N/A
Centrue Bank	113,159	11.8	38,302	4.0	47,878	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	$60,525	8.0%	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$107,678	14.2	$34,045	4.5	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	$45,394	6.0	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	$36,284	4.0	N/A	N/A
Centrue Bank	109,216	12.0	36,505	4.0	45,631	5.0

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 10. Business Acquisitions and Divestitures
On June 17, 2016, Centrue Bank completed the sales of its Fairview Heights, Aviston and St. Rose, Illinois branches. The sales resulted in a reduction of $51.7 million of deposits, $13.1 million of loans and $5.1 million of fixed assets. These transactions generated a net gain of $1.1 million.
Note 11. Subsequent Events
On October 27, 2016, the Company completed the settlement of one of its $10.3 million trust preferred issuances for $9.3 million plus accrued interest. This transaction has created a gain on debt extinguishment of $1.0 million that will be recognized in the fourth quarter of 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and nine months ended September 30, 2016 as compared to the same period in 2015. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Information about our critical accounting policies and estimates that are of particular significance to the Company are included under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes during 2016 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Results of Operations
Net Income
Net income for the three months ended September 30, 2016 equaled $1.1 million or $0.15 per common diluted share as compared to net income of $1.1 million or $0.11 per common diluted share in the third quarter of 2015. For the first nine months of 2016, the Company had net income of $4.1 million or $0.59 per common diluted share as compared to net income of $4.0 million or $3.68 per common diluted share for the same period in 2015.
The results for the first nine months of 2016 were positively impacted by the sale of three branches generating a net after tax gain on sale of $1.1 million. During the first nine months of 2015, the Company had a $1.8 million gain on extinguishment of debt, representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to a financial institution in connection with the settlement obligation.
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
Fully tax equivalent net interest income for the third quarter 2016 totaled $7.2 million, representing an increase of $0.4 million or 5.88% compared to $6.8 million for the same period in 2015. This increase in income is primarily due to an increase in interest earning assets.
The net interest margin was 3.38% for the third quarter of 2016, representing an increase of four basis points from the 3.34% recorded in the third quarter of 2015. The improvement in the net interest margin is being driven by the growth in the loan portfolio.
Fully tax equivalent net interest income for the nine months ended September 30, 2016 totaled $21.7 million, representing an increase of $2.4 million or 12.44% compared to $19.3 million earned during the same period in 2015. The net interest margin was 3.45% for the nine months ended September 30, 2016, representing an increase of three basis points from 3.42% recorded in the same period of 2015. The increase in net interest income and the net interest margin was driven by the same factor impacting the third quarter.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$1,059	$37	13.90%	$2,011	$17	3.35%	$(45)	$65	$20
Securities
Taxable(1)	184,543	679	1.46	196,193	794	1.61	(115)	—	(115)
Exempt from federal income taxes(1)(2)	4,052	34	3.34	7,145	70	3.89	(36)	—	(36)
Total securities (tax equivalent)	188,595	713	1.50	203,338	864	1.69	(151)	—	(151)
Federal funds sold and other	620	4	2.57	620	3	1.92	—	1	1
Loans(3)(4)(5)
Commercial	97,826	1,018	4.14	104,347	1,062	4.04	(96)	52	(44)
Real estate	558,673	6,121	4.36	490,627	5,368	4.34	706	47	753
Installment and other	3,553	51	5.71	2,911	48	6.54	(2)	5	3
Gross loans (tax equivalent)	660,052	7,190	4.33	597,885	6,478	4.30	608	104	712
Total interest-earnings assets	850,326	7,944	3.72	803,854	7,362	3.63	412	170	582
Noninterest-earning assets
Cash and cash equivalents	44,212			46,200
Premises and equipment, net	16,572			22,341
Other assets	78,740			47,308
Total nonearning assets	139,524			115,849
Total assets	$989,850			$919,703

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	131,874	33	0.10	131,685	30	0.09	(2)	5	3
Money market accounts	131,684	90	0.27	119,833	54	0.18	(12)	48	36
Savings deposits	118,885	3	0.01	124,089	3	0.01	—	—	—
Time deposits	205,375	250	0.48	193,727	229	0.47	32	(11)	21
Federal funds purchased and repurchase
Agreements	12,871	7	0.22	18,510	13	0.28	(5)	(1)	(6)
Advances from FHLB	90,261	178	0.78	75,000	138	0.73	22	18	40
Notes payable	20,829	151	2.88	20,888	132	2.51	(13)	32	19
Total interest-bearing liabilities	711,779	712	0.40	683,732	599	0.35	22	91	113
Noninterest-bearing liabilities
Noninterest-bearing deposits	148,105			147,363
Other liabilities	4,692			5,114
Total noninterest-bearing liabilities	152,797			152,477
Stockholders’ equity	125,274			83,494
Total liabilities and stockholders’ equity	$989,850			$919,703
Net interest income (tax equivalent)		$7,232			$6,763		$390	$79	$469
Net interest income (tax equivalent)
to total earning assets			3.38%			3.34%
Interest-bearing liabilities to earning assets			83.71%			85.06%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In third quarter 2016 there was $14 in tax equivalent interest included in gross loans and $10 in the same period in 2015.
(4) Nonaccrual loans are included in the average balances; overdraft loans are excluded in the balances.
(5) Loan fees are included in the specific loan category.
(6) Average balances are derived from daily balances.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Nine Months Ended September 30, 2016
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$2,399	$93	5.18%	$2,983	$51	2.29%	$(39)	$81	$42
Securities
Taxable(1)	176,708	2,242	1.69	168,089	2,020	1.61	59	163	222
Exempt from federal income taxes(1)(2)	4,057	103	3.39	5,905	185	4.19	(64)	(18)	(82)
Total securities (tax equivalent)	180,765	2,345	1.73	173,994	2,205	1.69	(5)	145	140
Federal funds sold and other	620	13	2.80	2,543	16	0.84	(28)	25	(3)
Loans(3)(4)(5)
Commercial	104,084	3,211	4.12	101,279	3,087	4.08	73	51	124
Real estate	550,634	17,940	4.35	471,568	15,664	4.44	2,451	(175)	2,276
Installment and other	3,203	146	6.09	2,932	132	6.02	5	9	14
Gross loans (tax equivalent)	657,921	21,297	4.32	575,779	18,883	4.38	2,529	(115)	2,414
Total interest-earnings assets	841,705	23,748	3.77	755,299	21,155	3.74	2,457	136	2,593
Noninterest-earning assets
Cash and cash equivalents	41,519			46,262
Premises and equipment, net	19,784			22,446
Other assets	80,818			48,528
Total nonearning assets	142,121			117,236
Total assets	$983,826			$872,535

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	129,912	84	0.09	118,842	67	0.08	1	16	17
Money market accounts	116,489	191	0.22	119,721	159	0.18	(23)	55	32
Savings deposits	125,967	11	0.01	122,587	10	0.01	—	1	1
Time deposits	202,490	669	0.44	197,760	704	0.48	13	(48)	(35)
Federal funds purchased and repurchase
Agreements	15,042	30	0.27	17,856	37	0.28	(6)	(1)	(7)
Advances from FHLB	89,500	578	0.86	49,737	368	0.99	235	(25)	210
Notes payable	20,868	446	2.85	24,230	509	2.81	(76)	13	(63)
Total interest-bearing liabilities	700,268	2,009	0.38	650,733	1,854	0.38	144	11	155
Noninterest-bearing liabilities
Noninterest-bearing deposits	154,858			148,838
Other liabilities	5,287			6,804
Total noninterest-bearing liabilities	160,145			155,642
Stockholders’ equity	123,413			66,160
Total liabilities and stockholders’ equity	$983,826			$872,535
Net interest income (tax equivalent)		$21,739			$19,301		$2,313	$125	$2,438
Net interest income (tax equivalent)
to total earning assets			3.45%			3.42%
Interest-bearing liabilities to earning assets			83.20%			86.16%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2016 there was $32 in tax equivalent interest included in gross loans and $46 in the same period in 2015.
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
There was no provision for loan losses taken during both the third quarter 2016 and 2015. As for the first nine months of 2016, the Company recorded $0.3 million for provision for loan losses in comparison to none for the same period in 2015. The lack of need for a provision charge in the third quarter 2016 was driven by the following factors:

•	Trends in, and the level of, recoveries realized

•	Continued improvements in asset quality metrics
Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.
Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. Noninterest income totaled $2.5 million for the three months ended September 30, 2016, compared to $3.2 million for the same period in 2015. Excluding gains related to the sale of branches, OREO, securities and other irregularly occurring income, noninterest income decreased $0.2 million. The $0.2 million decrease is mainly attributed to a decrease in income from service charges and from real estate owned.
For the nine months ended September 30, 2016, noninterest income totaled $9.0 million, compared to $9.8 million for the same period in 2015. Excluding gains related to the sale of branches, OREO, securities and other non-recurring gains, noninterest income decreased $0.5 million. The $0.5 million decrease is attributed to a decrease in mortgage banking income along with the same reasons as stated for the quarter.
Noninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy, and other operating expense. Total noninterest expense for the third quarter of 2016 was $7.7 million, compared to $8.8 million recorded during the same period in 2015. Excluding OREO valuation adjustments and other irregularly occurring items from both periods, noninterest expense levels decreased by $0.1 million, or 1.3%. This $0.1 million decrease was mainly driven by lower FDIC insurance premiums, loan processing and collection costs, marketing and OREO carrying costs.
For the nine months ended September 30, 2016, noninterest expense totaled $23.7 million, compared to $25.0 million for the same period in 2015. Excluding OREO valuation adjustments recorded in both periods and other non-recurring items, noninterest expense levels decreased by $0.2 million, or 0.8%. This $0.2 million decrease was attributed to the same reasons as stated above.
Applicable Income Taxes
The Company recorded $2.6 million in income tax expense for the nine months ended September 30, 2016 on pre-tax income of $6.7 million, resulting in an effective tax rate of 38.8%. This increase from the 35.3% for the six months ended June 30, 2016 was due to the execution of a tax planning strategy. The Company’s effective tax rate was lower than the combined statutory rate of 38.9% due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate.
The Company recorded an immaterial tax expense for the nine months ended September 30, 2015 despite having a full valuation allowance on its deferred tax assets. This was due to estimated Alternative Minimum Tax due on taxable income that could not be offset with net operating loss carry-forwards or credits per IRS guidelines. Excluding this expense, no tax expense or benefit was recorded for the nine months ended September 30, 2015.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Financial Condition
General
Following are highlights of the September 30, 2016 balance sheet when compared to December 31, 2015:
Securities. The primary strategic objective of the Company’s $183.6 million securities available-for-sale from September 30, 2016, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $183.6 million at September 30, 2016 compared to $171.4 million at December 31, 2015. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $10.1 million at September 30, 2016 and $9.1 million at December 31, 2015.
Loans. Total loans, including loans held for sale, equaled $666.8 million, representing an increase of $21.7 million, or 3.36% from December 31, 2015. The net increase from year-end 2015 was related to a combination of new organic loan growth and deeper lending relationships with existing customers that outpaced the $13.1 million in loans that were sold as part of the branch sales and paydowns on existing loans. Competition for new commercial loan opportunities and loan renewals continues to be strong and pressures loan yields.
Deposits. Total deposits equaled $761.0 million at September 30, 2016 compared to $718.5 million recorded at December 31, 2015. The September 30, 2016 deposit balance represents an increase of $42.5 million or 5.92% from December 31, 2015. The net increase from year-end 2015 was largely related to an increase in brokered deposits and public fund accounts. On June 17, 2016, the Company sold three branches which included $51.7 million of deposits.
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
Each of the Company's commercial loans is assigned a rating based upon an internally developed grading system. A separate credit administration department also reviews selected grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. In addition to our credit administration department, the Company has an independent loan review function which is separate from the lending function and is responsible for the review of new and existing loans.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth a summary of nonperforming assets:

	September 30,	December 31,
	2016	2015
Nonaccrual loans (including TDRs)	$2,322	$6,007
TDRs still accruing interest	—	—
Loans 90 days past due and still accruing interest	—	—
Total nonperforming loans	$2,322	$6,007
Other real estate owned	5,541	8,401
Total nonperforming assets	$7,863	$14,408

Nonperforming loans to total end of period loans	0.35%	0.93%
Nonperforming assets to total end of period loans	1.18	2.23
Nonperforming assets to total end of period assets	0.79	1.50
Total nonperforming assets declined $6.5 million to $7.9 million, or 0.79% of total assets, at September 30, 2016 from $14.4 million at December 31, 2015. Total nonperforming assets included $5.5 million of foreclosed assets and repossessed real estate, and $2.3 million of nonaccrual loans at September 30, 2016 compared to $8.4 million of foreclosed assets and $6.0 million of nonaccrual loans at December 31, 2015.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $3.7 million from December 31, 2015 to September 30, 2016, driven by the resolution of a large non-performing loan relationship.
The level of nonperforming loans to end of period loans was 0.35% as of September 30, 2016 as compared to 0.93% as of December 31, 2015. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 388.50% for the period ended September 30, 2016 from 143.02% for the year ended December 31, 2015.
Allowance for Loan Losses
At September 30, 2016, the allowance for loan losses was $9.0 million, or 1.35% of total loans, as compared to $8.6 million, or 1.33% of total loans, at December 31, 2015. The Company recorded $0.3 million of provision to the allowance for loan losses for the nine months ended September 30, 2016. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities offset by cash flows used in investing activities resulted in a net decrease in cash and cash equivalents of $17.1 million from December 31, 2015 to September 30, 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

For the period ended September 30, 2016, the Company experienced a positive net cash flow of $85.9 million in financing activities primarily due to the net increase in deposits. In contrast, net cash outflows of $76.6 million were used by investing activities due to the sale of branches and a net increase in loans. Net cash provided by operating activities was $7.8 million.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of September 30, 2016:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$170,389	$37,060	$6,519	$—	$213,968
Operating leases	312	499	—	—	811
Series B mandatory redeemable preferred stock	—	209	—	—	209
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	—	70,000	5,000	—	75,000
Total contractual cash obligations	$170,701	$107,768	$11,519	$20,620	$310,608
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At September 30, 2016, the Company had $142.7 million in outstanding loan commitments including outstanding commitments for various lines of credit and $2.1 million of standby letters of credit.
Capital Resources
Stockholders' Equity
Stockholders' equity at September 30, 2016 was $125.9 million, an increase of $4.6 million from $121.3 million at December 31, 2015. The change in stockholders’ equity during 2016 was the result of net income for the period and a decrease in accumulated other comprehensive loss. Preferred dividends of $0.2 million where paid on Series D preferred stock during the period ended September 30, 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital Measurements
As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of September 30, 2016. Capital ratios shown for September 30, 2016 are in excess of the BASEL III 2016 phase-in level for the capital conservation buffer. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$126,049	16.2%	N/A	N/A	N/A	N/A
Centrue Bank	122,180	15.7	62,338	8.0	77,923	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$106,820	13.7	N/A	N/A	N/A	N/A
Centrue Bank	113,159	14.5	35,065	4.5	50,650	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$117,028	15.0	N/A	N/A	N/A	N/A
Centrue Bank	113,159	14.5	46,754	6.0	62,338	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$117,028	12.2	N/A	N/A	N/A	N/A
Centrue Bank	113,159	11.8	38,302	4.0	47,878	5.0
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

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Management
The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100, 200 and 300 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2016 and December 31, 2015, respectively:

	Change in Net Interest Income Over One Year Horizon
	September 30, 2016		December 31, 2015
	Change		Change
	$	%	$	%
+300 bp	$1,266	4.42%	$1,966	6.89%
+200 bp	888	3.10	1,264	4.43
+100 bp	445	1.55	649	2.27
Base	—	—	—	—
- 100 bp	(1,435)	(5.01)	(1,550)	(5.43)
As shown above, the effect of an immediate 200 basis point increase in interest rates as of September 30, 2016 would increase the Company’s net interest income by $0.9 million or 3.10%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $1.4 million or 5.01%.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date:	November 9, 2016	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer

CENTRUE FINANCIAL CORPORATION

Date:	November 9, 2016	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Chief Financial Officer