Form 10-K
period 2016-12-31
CENTRUE FINANCIAL CORP
filed 2017-03-02
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓]
As of February 28, 2017, 6,513,694 shares of the Registrant's Common Stock was issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2016, the last business day of the Registrant’s most recently completed second quarter, was $61,492,150.
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
Centrue Financial Corporation
The Company is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is a publicly traded bank holding company with assets of $978 million, net loans of $677 million, and equity of $127 million at December 31, 2016 and is headquartered in Ottawa, Illinois.  The Company currently trades on the NASDAQ Capital Market (NASDAQ: CFCB). The Company provides a full range of banking services to individual and corporate customers extending from western and southern suburbs of the Chicago metropolitan area across Central Illinois down to metropolitan St. Louis area.
The Company operates one wholly owned subsidiary; Centrue Bank ("the Bank"). The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.
On January 26, 2017, Midland States Bancorp, Inc. (NASDAQ:MSBI) (the“Midland”) and Centrue Financial Corporation
announced that they have entered into a definitive agreement under which Midland will acquire Centrue for estimated total consideration of $175.1 million, or $26.75 per share of Centrue common stock. The Company jointly announced with Midland that it is being acquired by and will be merged with and into Midland.

Subsidiary
At December 31, 2016, the Bank had $971 million in total assets, $744 million in total deposits, and twenty-four offices (ninteen full-service bank branches, two lending centers and two back-room sales support non-banking facilities in Illinois and one full-service bank branch in Missouri) located in markets extending from the far western and southern suburbs of the Chicago metropolitan area across Central Illinois down to the metropolitan St. Louis area.
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
Employees
At December 31, 2016, the Company and the Bank had a total of 214 full-time employees and 47 part time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relationships with our employees.
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
The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new regulatory capital requirements that would require certain bank holding companies to be subject to the same regulatory capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating the Consumer Financial Protection Bureau (the “CFPB”) which has the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; increasing the ratio of reserves to deposits minimum to 1.35%; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.
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
The Company
General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Act. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the Act, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of operations and such additional information as the Federal Reserve Board may require. The Company is also subject to regulation by the IDFPR under the Illinois Bank Holding Company Act, as amended.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Regulatory Capital Requirements. The Federal Reserve Board uses regulatory capital adequacy guidelines in its examination and regulation of bank holding companies. If regulatory capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non bank businesses.
The following minimum regulatory capital requirements for bank holding companies were in effect as of December 31, 2016: a risk based requirements expressed as percentages of total risk weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk based requirement consists of a minimum ratio of total regulatory capital to total risk weighted assets of 8%, of which at least 6% must be Tier I capital and a new common equity Tier I capital ratio with a minimum of 4.5%.
In July 2013, the federal banking agencies approved a final rule implementing the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Act (the “Basel III Rule”). As discussed in more detail below, subject to a phase-in period, beginning January 1, 2015, financial institutions transitioned to the Basel III Rule and were required to report results with the first call report of 2015. The Basel III Rule applies to all banking organizations, except for bank holding companies and savings and loan holding companies with consolidated assets of less than $1.0 billion.
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
In addition, pursuant to its Small Bank Holding Company Policy, which was amended in 2014, the Federal Reserve Board exempts certain bank holding and savings and loan holding companies from the regulatory capital requirements discussed above. The exemption applies only to bank holding companies with less than $1 billion (formerly $500 million) in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable regulatory capital standards on a bank-only basis. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt is retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.
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
Our ability to declare dividends and pay these dividends to our stockholders will depend on the Company’s receipt of dividends from the Bank, as we have no other source of revenue with which to pay dividends. Prior to August 13, 201, under Illinois law the Bank could only pay dividends equal to or less than its cumulative net profits then on hand, deducting from the net profits the bank’s cumulative losses and bad debts. For many banks that suffered losses as a result of the 2008 recession, including the Bank, the banks have recovered and are generating profits, but the banks may not begin paying dividends until year-to-year cumulative undivided profits exceed the earlier years’ losses. The effect of this provision in the Illinois Banking Act is that these otherwise healthy banks must wait many years before they can begin paying dividends again. Effective August 13, 2015 the Illinois Banking Act was amended to address this dividend issue by authorizing a state bank to restate its capital accounts to eliminate a deficit in its undivided profits account so long as prior to the restatement the bank receives the written approval of the Secretary of the IDFPR. The Bank may now, with the permission of the IDFPR and subject to Federal Reserve Board requirements, restate its capital accounts and begin paying dividends again so long as the Bank is profitable.

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
FICO Assessments. FDIC insured institutions are also subject to assessments to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance until the final maturity of the outstanding FICO obligations in 2019. FDIC insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2016, the FICO assessment rate for DIF members ranged between approximately 0.0056% and 0.0058% of deposits. During the year ended December 31, 2016 the Bank paid FICO assessments totaling $0.05 million.
For the first quarter of 2017, the rate established by the FDIC for the FICO assessment 0.0056% of deposits.
Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the operations of the IDFPR. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the IDFPR. During the year ended December 31, 2016, the Bank paid supervisory assessments to the IDFPR totaling $0.1 million.
Regulatory Capital Requirements. The Bank is required to comply with regulatory capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with regulatory capital ratios below the required minimum are subject to certain administrative actions. More than one regulatory capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are four basic measures of regulatory capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio, a Common equity tier 1 capital ratio; and a leverage ratio.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The risk-based framework was adopted to assist in the assessment of regulatory capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of regulatory capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of regulatory capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying regulatory capital by its risk-weighted assets.
Qualifying regulatory capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
As described above, in July 2013 the federal banking regulators released the Basel III Rule relating to minimum regulatory capital requirements for U.S. banking organizations. The Basel III Rule does not apply to bank holding companies with less than $1.0 billion in consolidated assets, such as the Company; however, many of the requirements apply to the Bank. Namely, the Basel III Rule modifies standards for the risk-weighted assets calculation, sets new minimum regulatory capital requirements and refines capital quality through various eligibility restrictions. The Basel III Rule became effective as applied to the Bank on January 1, 2015, with a phase in period of the requirements that generally extends from January 1, 2015 through January 1, 2019.
Under current regulatory capital adequacy standards and the Basel III Rule, the Bank must meet a minimum ratio of qualifying total regulatory capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, was required to be in the form of Tier 1 capital. The Basel III Rule increases the required minimum Tier 1 capital ratio from 4% to 6%. The Basel III Rule also increased the minimum Tier 1 leverage ratio from 3% to 4%. The Basel III Rule also established a Common Equity Tier 1 (“CET1”) capital ratio of 4.5% and phases in a capital conservation buffer equivalent to 2.5% of risk-weighted assets.
The capital conservation buffer as fully implemented will require a 2.5% buffer above these required minimum regulatory capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer may face restrictions on capital distributions or discretionary bonus payments to executive officers. The Basel III rule also revises the methodology for calculating risk-weighted assets for certain types of assets and exposures.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

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
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate regulatory capital pursuant to applicable regulatory capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, notwithstanding the availability of funds for dividends, the Federal Reserve Board may prohibit the payment of any dividends by the Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

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
EXECUTIVE OFFICERS

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the board of directors. In addition to the information provided in the 2017 Proxy Statement, the names and ages of the executive officers of the Company, as well as the offices of the Company and the Subsidiary held by these officers on that date, and principal occupations for the past five years are set forth below.
Kurt R. Stevenson, 50, is the President & Chief Executive Officer and Director of Centrue Financial Corporation and the Bank, a position he has held since 2011. He had previously served as the Company’s Senior Executive Vice President & Chief Financial Officer since 2003.
Daniel R. Kadolph, 54, is the Executive Vice President & Chief Financial Officer of Centrue Financial Corporation and the Bank, a position he has held since January 2012. Prior to that he served as a consultant to various banks since 2008.
John E. Christy, 57, is the Bank’s Executive Vice President & Chief Lending Officer, a position he has held since January 2014. He joined the Bank in January 2014 and briefly served as VP/Senior Commercial Relationship Manager. Prior to joining the Bank, he worked at Salin Bank as its EVP/Director of Commercial Banking & TM and at PNC Financial Services as its SVP.
Kenneth A. Jones, 53, is the Bank’s Executive Vice President & Chief Credit Officer. Mr. Jones joined the Bank in October 2000 and, prior to his current position, he served in the role of Commercial Collector.
Gene A. Guidici, 54, is the Market President for the Bank’s Kankakee, Bradley, Bourbonnais, Herscher, Manteno, Momence and Orland Park locations, a position held since 2012. He joined the Bank as its SVP/Senior Commercial Relationship Manager in November of 2011. He had previously worked at United Central Bank as Vice President & Special Assets Manager and at Amcore Bank as Senior Vice President & Division Manager.
Everett J. Solon, 64, is the Market President for the Bank’s Streator, Dwight, Ottawa, Princeton and Peru locations, a position held since 2003.
Diane F. Leto, 55, is the Bank’s Executive Vice President & Head of Operations. She had previously served as the Bank’s Executive Vice President & Chief Risk Officer through September 2011 and Head of Operations through year-end 2008.
Heather M. Hammitt, 42, is the Bank’s Executive Vice President & Head of Human Resources & Corporate Communications. Ms. Hammitt joined the Bank in March of 1998 and has served in various positions of management in the human resources department during that time.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 1A.     Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Risks Related to Our Business
We are exposed to higher credit risk by commercial real estate, commercial and industrial lending, real estate construction and farm land.
Commercial real estate, commercial and industrial, and real estate construction lending usually involve higher credit risks than single-family residential lending. As of December 31, 2016, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate - 64.06%, commercial and industrial - 11.71%, real estate construction - 4.20% and farm land - 4.30%.
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
Our net deferred tax asset totaled $35.0 million as of December 31, 2016. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods that the related net operating losses and certain recognized built-in losses and net unrealized built-in losses, if any (collectively, “pre-change losses”), may be utilized and is also subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), described below. If our estimates and assumptions about future taxable income and prudent and feasible tax planning strategies are not accurate, the value of our deferred tax asset may not be recoverable and our cash flow available to fund operations could be adversely affected. It is possible that we could ultimately not be able to use or could lose a portion of the net deferred tax asset.
Our ability to realize the benefit of our deferred tax assets may be materially impaired if we experience an ownership change under Sections 382 of the Code.
Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. A Company that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-change losses equal to the equity value of the Company immediately before the ownership change (in some cases, reduced by certain capital contributions received in the two years preceding the ownership change), multiplied by the applicable “long-term tax-exempt rate” (a rate that changes monthly and was 2.09% for ownership changes occurring in March 2017). While our certificate of incorporation includes provisions intended to prohibit transactions that would result in an ownership change, an ownership change nevertheless could occur in the future, which likely would have a material adverse effect on our results of operations, financial condition and stockholder value. Any change in applicable law may also result in an ownership change. Our tax preservation provisions may also limit our ability to raise capital by selling newly issued shares of our common stock.
We depend on our key officers and employees to continue the implementation of our business strategy and could be harmed by the loss of their services. Management’s ability to retain key officers and employees may change.
We believe that our business strategy and future success will depend in large part on the skills of our current senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replace. Two members of our senior management team have entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve.
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
Our allowance for losses on loans may not be adequate to cover probable incurred losses.
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
In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.
Risks Related to the Ownership of our Common Stock
The completion of our pending merger with Midland States Bancorp, Inc. is dependent on a number of factors beyond our control.
The success of our pending merger with Midland States, whereby Centrue Financial Corporation would be merged with Midland States Bancorp., Inc. and Centrue Bank would be merged with Midland States Bank, is subject to a number of uncertain factors, including, but not limited to:

•
obtaining the requisite regulatory approvals in order to consummate the transaction. Midland States Bancorp, Inc. must obtain approvals from the Federal Reserve Bank of St. Louis and the Illinois Department of Financial and Professional Regulation. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transaction. It is a condition to each company’s obligation to complete the merger that the requisite regulatory approvals be obtained without the imposition of any condition or restriction that would reasonably be expected to have a material adverse effect on, or materially and adversely affect the economic benefits to be realized by us (as the surviving corporation of the merger) and its subsidiaries, taken as a whole, after giving effect to the merger; and

•obtaining the requisite approval from the shareholders of Centrue Financial Corporation;
We and Midland States have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the ability to successfully combine and integrate the businesses of our Company into Midland States. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key Centrue Bank employees could adversely affect our ability to successfully conduct our business in the markets in which we now operate, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or Midland States to lose customers or cause customers to close their accounts with us and/or Midland States and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. In addition, the actual cost savings of the merger could be less than anticipated.
We will incur significant transaction and merger-related costs in connection with the Midland States merger.
We expect to continue to incur a number of non-recurring costs associated with completing the Midland States merger. These fees and costs have been, and will continue to be, substantial. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Midland States merger.
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
The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements increases our expenses.
The obligations of being a public company, include substantial public reporting obligations, which require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

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
Our stock-based benefit plans increase our expenses and negatively impact our results of operations.
Our stock-based benefit plans increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under a stock-based benefit plan(s). The actual amount of these new stock-related compensation and benefit expenses depends on the number of options and stock awards actually granted, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time.
We recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. Actual expenses depends on the price of our common stock.
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
Capital Z Partners III, L.P. (“Capital Z”), which is affiliated with one of our directors, currently beneficially owns, in the aggregate, approximately 23.55% of our outstanding common stock. As a result, Capital Z, in its capacity as a stockholder, will have the ability to vote a significant percentage of our outstanding common stock on all matters put to a vote of our stockholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

On any such matter, the interests of Capital Z may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in Capital Z voting its shares in a manner inconsistent with the interest of other stockholders of the Company. It is also possible that Capital Z may sell or otherwise dispose of all or a significant portion of the remaining shares it holds which could adversely affect the market price of our common stock and, accordingly the value of your investment in us may decrease. In addition to Capital Z, two other investment funds that acquired shares of our common stock in our recapitalization own, in the aggregate, approximately 19.54% of our outstanding common stock. The interests of these stockholders may not coincide with the interests of the other holders of our common stock and these holders may vote their shares in a manner inconsistent with the interest of other stockholders of the Company. These stockholders could also sell or otherwise dispose of all or a significant portion of the shares they hold which could adversely affect the market price of our common stock and, accordingly the value of your investment in us may decrease. Capital Z, FJ Capital Management, LLC, and Stieven Capital Advisors, L.P. have made passivity commitments to the Federal Reserve Board with regard to their ownership interest in the Company.
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
We and the Bank are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum regulatory capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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
We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected regulatory capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)), the effectiveness of the acquiring institution in combating money laundering activities, and the existence of any outstanding enforcement actions. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. The failure to obtain required regulatory approvals may impact our business plans and restrict our growth.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The Dodd-Frank Act and Basel III Capital Rules will increase regulatory capital requirements
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and certain bank and savings and loan holding companies. In July 2013, the federal banking agencies published the Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules apply to banking organizations, including the Bank. As a small bank holding company (i.e., one with less than $1.0 billion in total assets and meeting certain other criteria), the Basel III Capital Rules do not apply to the Company.
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

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
At December 31, 2016, the Company operated twenty-four offices (nineteen full-service bank branches, two lending centers, two back-room sales support nonbanking facilities in Illinois and one full-service bank branch in Missouri). The principal offices of the Company are located in Ottawa, Illinois. All of the Company’s offices are owned by the Bank and are not subject to any mortgage or material encumbrance, with the exception of four offices that are leased: one is located in LaSalle County in Illinois, one in Cook County in Illinois, one in Kane County in Illinois and one in St. Louis County in Missouri. The Company believes that its current facilities are adequate for its existing business. The net book value of our owned locations and equipment is $16.4 million in the aggregate.

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
  *Principal Office and Sales Support Non-Banking Facility.

CENTRUE FINANCIAL CORPORATION
PART I
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Affiliate	Markets Served	Property/Type Location
The Company		Administrative Office: Ottawa, IL

Centrue Bank	Bureau, Clinton, Cook, DeKalb, Grundy, Kane, Kankakee, Kendall, LaSalle, Livingston, St. Clair and Will Counties in Illinois City and County of St. Louis in Missouri	Main Office: Streator, IL Twenty full-service banking offices, two lending centers and two non-banking offices located in markets served.
In addition to the banking locations listed above, the Bank owns eighteen automated teller machines, most of which are housed within banking offices.
At December 31, 2016 the properties and equipment of the Company had an aggregate net book value of approximately $16.4 million.
Item 3.        Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse affect on the Company’s financial statements.
Litigation relating to the merger
Centrue, Midland, Merger Subsidiary and the individual members of the Centrue board of directors have been named as defendants in a putative class action lawsuit filed by an alleged shareholder of Centrue in the Circuit Court of LaSalle County, Illinois: Rader v. Centrue Financial Corporation, et al., Case No. 17L16 (filed February 3, 2017). The complaint alleges, among other things, that the directors of Centrue breached their fiduciary duties in connection with entering into the merger agreement and that Centrue, Midland and Merger Subsidiary aided and abetted those alleged fiduciary breaches. Plaintiffs claim, among other things, that Centrue’s board of directors failed to ensure that Centrue’s shareholders would receive maximum value for their shares, utilized preclusive corporate and deal protection terms to inhibit an alternate transaction and failed to conduct an appropriate sale process, and that Centrue’s largest shareholder and its representative on Centrue’s board of directors exerted influence to force a sale of Centrue at an unfair price. The action seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger, directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of Centrue shareholders and awarding plaintiff its costs and attorneys’ fees. The defendants believe that the claims asserted in the litigation are wholly without merit and they intend to defend them vigorously. Other potential plaintiffs may file additional lawsuits challenging the proposed transaction.
Item 4.        Mine Safety Disclosures
Not applicable.

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's Common Stock was held by approximately 682 stockholders of record as of February 28, 2017, and is traded on the NASDAQ Capital Market under the symbol "CFCB." The table below indicates the high and low sales prices of the Common Stock as reported by NASDAQ for transactions of which the Company is aware, and the dividends declared per share for the Common Stock during the periods indicated. Because the Company is not aware of the price at which certain private transactions in the Common Stock have occurred, the prices shown may not necessarily represent the complete range of prices at which transactions in the Common Stock have occurred during such periods.

	Stock Sales
	High	Low
2016
First Quarter	$18.36	$15.26
Second Quarter	17.95	16.24
Third Quarter	20.84	16.42
Fourth Quarter	22.57	18.55

2015
First Quarter	$15.60	$10.80
Second Quarter	19.65	10.80
Third Quarter	18.00	14.25
Fourth Quarter	17.75	14.95
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

	As of and For the Years Ended December 31,
	2016	2015	2014	2013
Statement of Income Data
Interest income	$31,688	$28,755	$27,595	$28,181
Interest expense	2,702	2,451	3,500	4,259
Net interest income	28,986	26,304	24,095	23,922
Provision for loan losses	300	375	7,202	3,425
Net interest income loss after provision for loan losses	28,686	25,929	16,893	20,497
Noninterest income	12,746	12,428	12,810	16,699
Noninterest expense	31,514	33,239	34,214	33,516
Income (loss) before income taxes	9,918	5,118	(4,511)	3,680
Income taxes (benefit)	3,602	(37,484)	—	—
Net income (loss)	$6,316	$42,602	$(4,511)	$3,680
Net income (loss) for common stockholders (1)	$5,987	$54,786	$(8,080)	$1,480
Per Share Data
Basic earnings (loss) per common share (1)	$0.92	$11.08	$(44.81)	$7.32
Diluted earnings (loss) per common share (1)	0.92	11.08	(44.81)	7.32
Cash dividends on common stock	NM	NM	NM	NM
Dividend payout ratio for common stock	NM	NM	NM	NM
Book value per common share	$19.08	$18.21	$(32.93)	$13.37
Tangible book value per common share	19.08	18.08	(45.04)	(0.39)
Basic weighted average common shares outstanding	6,513,694	4,945,073	180,320	202,115
Weighted average common shares outstanding	6,517,109	4,945,073	180,320	202,115
Common shares outstanding	6,513,694	6,513,694	151,122	202,115
Balance Sheet
Assets
Cash and cash equivalents	$22,507	$27,655	$49,167	$70,748
Securities	175,787	180,556	141,473	163,869
Loans held for sale	—	735	364	653
Loans	685,775	633,547	553,200	565,518
Allowance for loan losses	(8,904)	(8,591)	(7,981)	(11,637)
Loans, net of allowance	676,871	624,956	545,219	553,881
Other real estate owned, net	5,042	8,401	10,256	23,318
Other assets	97,572	118,915	70,610	70,409
Total assets	$977,779	$961,218	$817,089	$882,878

CENTRUE FINANCIAL CORPORATION
PART II
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	As of and For the Years Ended December 31,
	2016	2015	2014	2013
Liabilities and stockholders’ equity
Non-interest bearing deposits	$152,524	$164,137	$144,633	$139,185
Interest bearing deposits	587,522	554,367	554,191	615,160
Total deposits	740,046	718,504	698,824	754,345
Non-deposit funding	106,687	115,618	77,829	83,409
Other liabilities	4,117	5,815	10,108	9,253
Total liabilities	850,850	839,937	786,761	847,007
Stockholders’ equity	126,929	121,281	30,328	35,871
Total liabilities and stockholders’ equity	$977,779	$961,218	$817,089	$882,878
Earnings Performance Data
Return (loss) on average total assets	0.64%	4.79%	(0.52)%	0.41%
Return (loss) on average stockholders’ equity	5.09	60.29	(12.42)	13.51
Net interest margin (2)	3.43	3.40	3.33	3.21
Efficiency ratio (3)	78.27	84.53	87.48	86.96
Asset Quality Data
Nonperforming assets to total end of period assets	0.68%	1.50%	2.20%	5.93%
Nonperforming loans to total end of period loans	0.24	0.93	1.40	5.13
Net loan charge-offs (recoveries) to total average loans	NM	(0.04)	1.90	1.92
Allowance for loan losses to total end of period loans	1.30	1.33	1.44	2.06
Allowance for loan losses to nonperforming loans	545.59	143.02	102.99	40.06
Nonperforming loans	$1,632	$6,007	$7,749	$29,052
Nonperforming assets	6,674	14,408	18,005	52,370
Net loan charge-offs (recoveries)	(13)	(235)	10,858	10,736
Capital Ratios
Total risk-based capital ratio	14.95%	15.64%	9.64%	10.22%
Common equity tier 1 risk-based capital ratio	13.77	14.23	NM	NM
Tier 1 leverage ratio	11.49	12.10	4.93	5.22
(1) Net income for common stockholders in 2015 was significantly impacted by a GAAP requirement that any discount received on preferred stock redemption be attributed back to common stockholders. This non-recurring item reflects the retirement of the Series C Preferred stock for $19.0 million which had outstanding par value of $32.7 million less $1.0 million of unpaid dividends cumulating prior to the retirement and $0.5 million of Series D Preferred stock dividends paid in 2014, resulting in the $12.2 million addition to net income for common stockholders. This impacts the earnings per share data, but does not impact the income statement, book value or any of the earnings performance ratios.

(2)	Tax-equivalent net interest income divided by average earning assets.

(3)
Calculated as noninterest expense less amortization of intangibles and expenses related to other real estate owned divided by the sum of net interest income before provisions for loan losses and total noninterest income excluding securities gains and losses, OREO rental income ($230 thousand, $344 thousand, $324 thousand and $473 thousand; for December 31, 2016, 2015, 2014 & 2013, respectively), and gains on sale of assets.

(NM) Not meaningful.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the twelve months ended December 31, 2016 as compared to the same period in 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
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
Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
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
Results of Operations
Net Income
2016 compared to 2015.
Net income equaled $6.3 million or $0.92 per common diluted share for the year ended December 31, 2016, as compared to net income of $42.6 million or $11.08 per common diluted share for the year ended December 31, 2015.
The 2016 full year results were impacted by a $1.1 million net after tax gain from sale of three branches. Fourth quarter and full year 2015 results were impacted by a reversal of the Company's deferred tax asset ("DTA") which provided a tax benefit during 2015 in the amount of $38.2 million.
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
2016 compared to 2015.
Net interest income, on a tax equivalent basis, increased $2.6 million from $26.4 million earned during the full year 2015 to $29.0 million for the full year 2016. This was the result of an increase in interest income, driven by the growth in the loan portfolio.
Tax equivalent interest income rose $2.9 million as compared to 2015. A $70.4 million increase in interest-earning assets improved interest income by $2.6 million with the increase in the loan portfolio. A three basis point increase in the average yield on interest-earning assets increased interest income by $0.3 million as loans made up a larger proportion of interest-earning assets during 2016 compared to 2015.
Interest expense increased $0.3 million as compared to 2015. Interest-bearing liabilities increased $38.9 million as funds were added to fund loan growth. The increase in interest-bearing liabilities was spread across most deposit and borrowing categories. A two basis point increase in total funding costs raised interest expense by $0.1 million as replacement funding was raised to replace the core deposits sold with the three branch sales during the year.
The net interest margin increased three basis points to 3.43% for the year ended December 31, 2016 from 3.40% during the same period in 2015. The Company's margin improved as it grew new loans, reduced nonaccruing loans in the portfolio and paid-off debt obligations.
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

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYIS OF NET INTEREST INCOME
	For the Years Ended December 31,
	2016			2015
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate

ASSETS
Interest-earning assets
Interest-earning deposits	$2,083	$118	5.66%	$2,488	$65	2.61%
Securities
Taxable	177,896	2,905	1.63	176,119	2,887	1.64
Non-taxable	4,045	137	3.39	6,071	248	4.08
Total securities (tax equivalent)	181,941	3,042	1.67	182,190	3,135	1.72
Federal funds sold	563	16	2.84	2,058	20	0.97
Loans
Commercial	103,780	4,265	4.11	101,809	4,126	4.05
Real estate	554,464	24,114	4.35	483,977	21,337	4.41
Installment and other	3,175	192	6.05	3,080	175	5.68
Gross loans (tax equivalent)	661,419	28,571	4.32	588,866	25,638	4.35
Total interest-earnings assets	846,006	31,747	3.75	775,602	28,858	3.72
Noninterest-earning assets
Cash and cash equivalents	40,046			43,721
Premises and equipment, net	18,949			22,370
Other assets	79,765			48,431
Total nonearning assets	138,760			114,522
Total assets	$984,766			$890,124

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW accounts	130,262	115	0.09	119,202	89	0.07
Money market accounts	121,617	289	0.24	118,711	208	0.18
Savings deposits	124,480	14	0.01	123,233	13	0.01
Time deposits	204,947	939	0.46	195,358	917	0.47
Federal funds purchased and repurchase agreements	14,375	37	0.26	18,144	50	0.28
Advances from FHLB	86,686	746	0.86	64,370	529	0.82
Notes payable	18,971	562	2.96	23,387	645	2.76
Total interest-bearing liabilities	701,338	2,702	0.39	662,405	2,451	0.37
Noninterest-bearing liabilities
Noninterest-bearing deposits	154,183			150,460
Other liabilities	5,079			6,594
Total noninterest-bearing liabilities	159,262			157,054
Stockholders’ equity	124,166			70,665
Total liabilities and stockholders’ equity	$984,766			$890,124
Net interest income (tax equivalent)		$29,045			$26,407
Net interest income (tax equivalent) to total earning assets			3.43%			3.40%
Interest-bearing liabilities to earning assets			82.90%			85.41%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In 2016 there was $37 in tax equivalent interest included in gross loans and $53 in 2015.
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

RATE/VOLUME ANALYSIS OF
NET INTEREST INCOME
	For the Years Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits	$(68)	$121	$53	$(12)	$(4)	$(16)
Investment securities:
Taxable	20	(2)	18	633	(18)	615
Non-taxable	(104)	(7)	(111)	166	(270)	(104)
Federal funds sold	(40)	36	(4)	(13)	(7)	(20)
Loans	2,830	103	2,933	993	(344)	649
Total interest income	2,638	251	2,889	1,767	(643)	1,124
Interest expense:
NOW accounts	1	25	26	5	(17)	(12)
Money market accounts	(26)	107	81	(3)	(26)	(29)
Savings deposits	—	1	1	1	—	1
Time deposits	143	(121)	22	(314)	(459)	(773)
Federal funds purchased and repurchase agreements	$(11)	(2)	(13)	$—	(5)	(5)
Advances from FHLB	$179	38	217	$463	(384)	79
Notes payable	$(139)	56	(83)	$(247)	(63)	(310)
Total interest expense	147	104	251	(95)	(954)	(1,049)
Net interest income	$2,491	$147	$2,638	$1,862	$311	$2,173

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
2016 compared to 2015.
The Company recorded $0.3 million of provision for loan losses during 2016 in comparison to $0.4 million recorded in the same period in 2015. The reduced need for provision charge during the period was driven by the following factors:

•	No material migrations of performing loans to nonperforming status from year-end 2015 to year-end 2016;

•	Charge-offs during the period were offset by recoveries, resulting in net recoveries for the year;

•	Continued stabilization of collateral values.
Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

2015 compared to 2014.
The 2015 provision for loan losses charged to operating expense totaled $0.4 million, a decrease of $6.8 million in comparison to $7.2 million recorded in the 2014 period. The largest part of the decrease was related to the bulk asset sale that was completed in late 2014 and increased the provision charge by $2.9 million. Additionally the provision level for 2014 was driven by more aggressive workout strategies as the Company made a significant improvement to asset quality during the year.
Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance.
2016 compared to 2015.
Noninterest income totaled $12.7 million for year ended December 31, 2016, compared to $12.4 million for the same period in 2015. Excluding gains related to the sale of OREO, securities, branches and other non-recurring gains, noninterest income decreased by $0.6 million or 4.8%. The decline from 2015 was across several categories such as: income from real estate, service charges and mortgage banking income and can be largely attributed to the three branch sales during the year.
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
2016 compared to 2015.
Noninterest expense for the year ended December 31, 2016 was $31.5 million which was $1.7 million lower than the year ended December 31, 2015. When excluding the OREO valuation adjustments and other infrequently occurring items, noninterest expense was $0.5 million, or 1.6%, below the comparable amount for 2015 driven by a reduction in FDIC premium expense, loan collection costs and OREO carrying costs. Partially offsetting these improvements were the costs of being a public registrant in 2016.
2015 compared to 2014.
Noninterest expense totaled $33.2 million for the year ended December 31, 2015, as compared to $34.2 million for the same period in 2014. This represented a decrease of $1.0 million or 2.9% in 2015 from 2014. Excluding OREO valuations adjustments and other non-recurring items, noninterest expense was $0.4 million, or 1.3%, higher in 2015 compared to 2014 driven by an increase in salaries and partially offset by a reduction in FDIC premium expense.
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
We evaluate the need for a deferred tax asset valuation allowance on an ongoing basis. For the years ended December 31, 2016 and December 31, 2015, management determined that is it “more likely than not” that the deferred tax asset will be realized. This conclusion was based on an analysis of both positive and negative evidence. Positive evidence included our return to profitability and positive three year cumulative pre-tax earnings as of December 31, 2015, significant improvement in asset quality and credit

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

ratios, positive loan growth throughout 2015, future taxable income based on robust forecasting models including prudent and feasible tax planning strategies if needed, and the termination of the Company’s Written Agreement by the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation. Negative evidence included a pre-tax loss in 2014, no available taxes paid in open carryback years, and the fact that the banking industry is highly competitive and heavily regulated. Management determined that the positive evidence outweighed the negative and therefore the Company released the $38.2 million valuation allowance against the net deferred tax asset on December 31, 2015 resulting in an income tax benefit.
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
The tables below present the Company’s projected changes in net interest income for December 31, 2016 and December 31, 2015 for the various rate shock levels.

	Change in Net Interest Income Over One Year Horizon
	December 31, 2016		December 31, 2015
	Change		Change
	$	%	$	%
+ 300 bp	$1,567	5.12%	$1,966	6.89%
+ 200 bp	1,038	3.39	1,264	4.43
+ 100 bp	455	1.49	649	2.27
Base	—	—	—	—
- 100 bp	(1,690)	(5.53)	(1,550)	(5.43)

As shown above, the effect of an immediate 200 basis point increase in interest rates as of December 31, 2016 would increase the Company’s net interest income by $1.0 million or 3.39%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $1.7 million or 5.53%.
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

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Financial Condition
General
Following are highlights of the December 31, 2016 balance sheet when compared to December 31, 2015:
Loans. The Company offers a broad range of products, including commercial; agricultural production and agricultural real estate; construction, land and development; commercial real estate, 1-4 family mortgages; and consumer loans, designed to meet the credit needs of its borrowers. The Company’s loans are diversified by borrower and industry group.
Outstanding loans totaled $685.8 million at December 31, 2016 compared to $633.5 million at December 31, 2015, representing an increase of $52.3 million or 8.3%. This increase is primarily due to a combination of new organic loan growth and normal seasonal line draws offset by $13.1 million of loans sold with branch sales during the year. See Note 19. Business Acquisitions and Divestitures for additional disclosure related to the branch sales.
As of December 31, 2016 and December 31, 2015, commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $125.9 million and $151.8 million.

STATED LOAN MATURITIES (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total
Commercial	$42,630	$25,396	$12,261	$80,287
Agricultural & AGRE	17,511	13,075	18,535	49,121
Construction, land & development	7,365	16,066	5,340	28,771
Commerical RE	44,800	261,882	132,644	439,326
1-4 mortgages	12,258	29,907	42,987	85,152
Consumer	514	2,196	408	3,118
Total	$125,078	$348,522	$212,175	$685,775
(1) Maturities based upon contractual maturity dates
The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity.
Rate sensitivities of the total loan portfolio, net of unearned income, at December 31, 2016 were as follows:

LOAN REPRICING

	Within	1 to 5	After 5
	1 Year	Years	Years	Total
Fixed rate	$50,442	$242,831	$26,445	$319,718
Variable rate	73,433	105,424	185,588	364,445
Nonaccrual	1,203	267	142	1,612
Total	$125,078	$348,522	$212,175	$685,775

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
Each of the Company’s commercial loans is assigned a risk rating at origination based upon an internally developed grading system. A separate credit administration department also reviews selected grade assignments on a quarterly basis. Management continuously monitors nonperforming, impaired, and past due loans in an effort to prevent further deterioration of these loans. The Company has engaged a third-party loan review firm to assist with the Company's loan review function.
The following table sets forth a summary of nonperforming assets:

	December 31,
	2016	2015	2014	2013
Nonaccrual loans (including TDRs)	$1,612	$6,007	$7,749	$28,871
TDRs still accruing interest	20	—	—	181
Loans 90 days past due and still accruing interest	—	—	—	—
Total nonperforming loans	$1,632	$6,007	$7,749	$29,052
Other real estate owned	5,042	8,401	10,256	23,318
Total nonperforming assets	$6,674	$14,408	$18,005	$52,370

Nonperforming loans to total end of period loans	0.24%	0.93%	1.40%	5.13%
Nonperforming assets to total end of period loans	0.97	2.23	3.25	9.25
Nonperforming assets to total end of period assets	0.68	1.50	2.20	5.93

The Company’s level of nonperforming assets has declined significantly over the past three years mainly due to the sale of $35.2 million of troubled assets through the bulk asset sale completed on December 5, 2014 which included the sale of $9.5 million in nonaccrual loans and $7.7 million in OREO. Total nonperforming assets declined $7.7 million to $6.7 million, or 0.68% of total assets, at December 31, 2016 from $14.4 million at December 31, 2015. Total nonperforming assets included $0.1 million in troubled debt restructures, $5.0 million of foreclosed assets and repossessed real estate, and $1.6 million of nonaccrual loans compared to $8.4 million of foreclosed assets, $0.2 million in troubled debt restructures and $5.8 million of nonaccrual loans at December 31, 2015.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) decreased $4.4 million from December 31, 2015 to December 31, 2016, largely due to successful workout strategies.
The level of nonperforming loans to end of period loans was 0.24% as of December 31, 2016 as compared to 0.93% as of December 31, 2015. As a result of the decrease in the nonperforming loans, the allowance to nonperforming loan coverage ratio increased to 545.59% for year ended December 31, 2016 from 143.02% for the year ended December 31, 2015.
Other Real Estate Owned
Other real estate owned (OREO) properties have been slow to move in the current economic environment. OREO was $5.0 million as of December 31, 2016 compared to $8.4 million as of December 31, 2015. During 2016, the Company transferred $0.04 million of foreclosed or repossessed real estate from the loan portfolio. OREO properties with a carrying value of $3.9 million were written down to their fair value of $3.8 million, resulting in a charge to earnings of $0.1 million. This compares to 2015 when OREO properties with a carrying value of $5.2 million were written down to their fair value of $4.9 million, which resulted in a charge to earnings of $0.3 million during the year.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth a summary of other real estate owned at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	Net Book	Net Book
	Carrying Value	Carrying Value
Developed property	$2,897	$4,508
Vacant land or unsold lots	2,145	3,893
Total other real estate owned	$5,042	$8,401
Other Potential Problem Loans
The Company has other potential problem loans that are currently performing, but where some concerns exist regarding the nature of the borrowers’ projects in our current economic environment. As of December 31, 2016, management identified $1.3 million of loans that are currently performing but due to the economic environment facing these borrowers were classified by management as impaired. Impaired loans that are performing account for 44.18% of the loans deemed impaired during 2016. The Company proactively reviews loans for potential impairment regardless of the payment or performance status. This approach results in some relationships being classified as impaired but still performing.
Allowance for Loan Losses
At December 31, 2016, the allowance for loan losses was $8.9 million, or 1.30% of total loans, as compared to $8.6 million, or 1.33% of total loans, at December 31, 2015. The Company recorded $0.3 million of provision to the allowance for loan losses for the year ended December 31, 2016 largely due to net loan growth.
Activity in the Allowance for years ended December 31, 2016 and December 31, 2015 was as follows.

	December 31, 2016	December 31, 2015
Beginning Balance	$8,591	$7,981
Net recoveries	13	235
Provision	300	375
Ending Balance	$8,904	$8,591

The components of the Allowance for Loan Losses (“Allowance”) at December 31, 2016 and December 31, 2015 were as follows.

	December 31, 2016	December 31, 2015
Allowance for loan losses:
Loans individually evaluated for impairment	$1,133	$1,594
Loans collectively evaluated for impairment	7,771	6,997
Ending Balance	$8,904	$8,591
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
Net loan charge-offs for 2016 resulted in a net recovery of $0.01 million compared with a net recovery of $0.2 million in the same period of 2015. Management believes losses are being recognized in our portfolio through charge-offs as they are confirmed.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Of the $8.9 million allowance for loan losses at December 31, 2016, $5.2 million, or 58.43%, was allocated to commercial real estate loans. Management monitors these collateral dependent real estate loans periodically to analyze the adequacy of the cash flows to support the debt levels and obtains updated appraisals to determine the collateral’s fair value for impairment analysis.
Management continues to diligently monitor the loan portfolio, paying particular attention to borrowers with land development, residential and commercial real estate, and commercial development exposures. Should the economic climate deteriorate from current levels, more borrowers may experience repayment difficulty, and the level of nonperforming loans, charge-offs and delinquencies could rise, potentially requiring increases in the provision for loan losses. Management believes that the allowance for loan losses at December 31, 2016 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.
The following table presents a ratio analysis of the Company’s allowance for loan losses:

ALLOWANCE FOR LOAN LOSS RATIOS

	Years Ended December 31,
	2016	2015	2014	2013
Net loan charge-offs to total average loans (1)	NM	(0.04)%	1.90%	1.92%
Provision for loan losses to average loans	0.05	0.06	1.26	0.61
Allowance for loan losses to total end of period loans	1.30	1.33	1.44	2.06
Allowance for loan losses to total nonperforming loans	545.59	143.02	102.99	40.06
(1)    (NM) Not meaningful.

Securities. The primary strategic objective of the Company’s $165.9 million securities - available-for-sale from December 31, 2016, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Neither the Company nor the Bank hold any securities containing sub-prime mortgages or Fannie Mae or Freddie Mac equities. The Company does not have any securities classified as trading or held-to-maturity.
The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $165.9 million at December 31, 2016 compared to $171.4 million at December 31, 2015. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $9.9 million at December 31, 2016 and $9.1 million at December 31, 2015.
Deposits. Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans. The Company’s average balance of total deposits was $735.5 million for 2016, representing an increase of $28.5 million or 4.03% compared with the average balance of total deposits for 2015 of $707.0 million as organic deposits grew and brokered deposit relationships were established to replace the $51.7 million of deposits sold as part of the branch sales during the year.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth certain information regarding the Bank’s average deposits:

	2016			2015
	Average	% of	Average	Average	% of	Average
	Amount	Total	Rate Paid	Amount	Total	Rate Paid
Demand deposit accounts:
Interest bearing	$130,262	17.71%	0.09%	$119,202	16.86%	0.07%
Non-interest bearing	154,183	20.96	—	150,460	21.29	—
Money market accounts	121,617	16.54	0.24	118,711	16.79	0.18
Savings accounts	124,480	16.92	0.01	123,233	17.43	0.01
Time, less than $100,000	100,297	13.64	0.21	123,097	17.41	0.23
Time, $100,000 or more	104,650	14.23	0.70	72,261	10.22	0.88
	$735,489	100.00%	0.18%	$706,964	100.00%	0.17%
For the year ended December 31, 2016, average time deposits over $100,000 represented 14.23% of total average deposits, compared with 10.22% of total average deposits for the year ended December 31, 2015. The Company’s large denomination time deposits are generally from customers within the local market areas and provide a greater degree of stability than is typically associated with brokered deposit customers with limited business relationships.
The following table sets forth the remaining maturities for time deposits of $250,000 or more at December 31, 2016:

TIME DEPOSITS OF $250,000 OR MORE

Maturity period:
Three months or less	$38,587
Over three months through six months	8,035
Over six months through one year	8,023
Over one year	8,960
Total	$63,605
Brokered deposits account for $44.2 million of the total from the table above and maturities at December 31, 2016 are as follows:

BROKERED TIME DEPOSITS OF $100,000 OR MORE

Maturity period:
Three months or less	$30,000
Over three months through six months	5,297
Over six months through one year	5,000
Over one year	3,924
Total	$44,221

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Return on Equity and Assets
The following table presents various ratios for the Company:

RETURN ON EQUITY AND ASSETS
	Years Ended December 31,
	2016	2015
Return on average assets	0.64%	4.79%
Return on average equity	5.09	60.29
Average equity to average assets	12.61	7.94
Liquidity
The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as brokered time and non-maturing deposits, securities sold under agreements to repurchase, overnight federal funds purchased from correspondent banks and the acceptance of short-term deposits from public entities, and Federal Home Loan Bank advances.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by financing activities offset by cash flows used in operating activities and investing activities resulted in a net decrease in cash and cash equivalents of $5.1 million from December 31, 2015 to December 31, 2016.
During 2016, the Company experienced a positive net cash flow of $63.9 million in financing activities primarily due to the growth in deposits. In contrast, net cash outflows of $79.7 million were used by investing activities due to the purchase of available for sale securities and an overall increase in net loans. Net cash provided by operating activities was $10.7 million.
The Bank’s securities portfolio, federal funds sold, and cash and due from bank deposit balances serve as the primary sources of liquidity for the Company. At December 31, 2016, 10.83% of the Bank’s interest-bearing deposits were in the form of time deposits of $100,000 and over. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank’s liquidity could be adversely affected. Currently, the maturities of the large time deposits are spread throughout the year, with 60.67% maturing in the first quarter of 2017, 12.63% maturing in the second quarter of 2017, 12.61% maturing in the third and fourth quarter of 2017, and the remaining 14.09% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.
At December 31, 2016, borrowings included $10.0 million for Centrue Statutory Trust II. The principal source of debt service payments for this obligation is from the net proceeds of the Company’s recent capital financing. Borrowings held at the Bank include $85.0 million in FHLB advances and $11.2 million in securities sold under agreements to repurchase; the debt service for the Bank’s borrowings is provided by operating cash flows from the Bank.

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Contractual Obligations
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of December 31, 2016:

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$162,545	$35,041	$3,586	$—	$201,172
Operating leases	282	412	98	—	792
Series B mandatory redeemable preferred stock	—	268	—	—	268
Subordinated debentures	—	—	—	20,620	20,620
FHLB advances	60,000	16,000	—	—	76,000
Total contractual cash obligations	$222,827	$51,721	$3,684	$20,620	$298,852

Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At December 31, 2016, the Company had $124.1 million in outstanding loan commitments including outstanding commitments for various lines of credit and $1.8 million of standby letters of credit. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on loan commitments and standby letters of credit.
Capital Resources
Stockholders' Equity
Stockholders' equity at December 31, 2016 was $126.9 million, an increase of $5.6 million from $121.3 million at December 31, 2015. The change in stockholders’ equity during 2016 was the result of net income partially offset by a decrease in accumulated other comprehensive income related to the unrealized losses on the securities portfolio. Average equity as a percentage of average assets was 12.61% at December 31, 2016 compared to 7.94% at December 31, 2015. Book value per common share equaled $19.08 at December 31, 2016, an increase from $18.21 reported at the end of 2015.
Regulatory Capital Measurements
The Company and the Bank (“Regulated Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific regulatory capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their regulatory capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure regulatory capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 (“CET1”) and Tier 1 capital to risk-weighted assets; and of Tier 1 Capital to average assets. Tier 1 Capital includes common stockholders’ equity, qualifying preferred stock and Trust Preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). CET1 is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1.Total Capital includes Tier 1

CENTRUE FINANCIAL CORPORATION
PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt and the allowance for loan and lease losses, subject to limitations by the guidelines.
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Regulatory capital ratios shown for December 31, 2016 are in excess of the Basel III 2016 phase-in level in regards to the capital conservation buffer.
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
As reflected in the following table, Centrue Bank was considered “well-capitalized” under regulatory defined capital ratios as of December 31, 2016.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$118,841	15.0%	N/A	N/A	N/A	N/A
Centrue Bank	115,455	14.5	63,556	8.0	79,445	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$109,434	13.8	N/A	N/A	N/A	N/A
Centrue Bank	106,551	13.4	35,750	4.5	51,639	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,937	13.8	N/A	N/A	N/A	N/A
Centrue Bank	106,551	13.4	47,667	6.0	63,556	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,937	11.5	N/A	N/A	N/A	N/A
Centrue Bank	106,551	11.1	38,251	4.0	47,814	5.0

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

We have audited the accompanying consolidated balance sheets of Centrue Financial Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Oak Brook, Illinois
March 2, 2017

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015 (IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$22,507	$27,655
Securities available-for-sale	165,927	171,440
Restricted securities	9,860	9,116
Loans held for sale	—	735
Loans, net of allowance for loan loss: 2016 - $8,904; 2015 - $8,591	676,871	624,956
Branch assets held for sale	—	16,673
Bank-owned life insurance	35,986	35,103
Mortgage servicing rights	2,033	2,129
Premises and equipment, net	16,371	16,852
Intangible assets, net	—	880
Other real estate owned, net	5,042	8,401
Deferred tax assets, net	35,035	38,180
Other assets	8,147	9,098
Total assets	$977,779	$961,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$152,524	$164,137
Interest-bearing	587,522	554,367
Total deposits	740,046	718,504
Federal funds purchased and securities sold under agreements to repurchase	11,168	18,730
Federal Home Loan Bank advances	85,000	76,000
Series B mandatory redeemable preferred stock	209	268
Subordinated debentures	10,310	20,620
Other liabilities	4,117	5,815
Total liabilities	850,850	839,937

Commitments and contingent liabilities	—	—

Stockholders' equity
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,636 shares authorized and issued 2016 and 2015;
aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized;
6,581,544 shares issued at December 31, 2016
and December 31, 2015	66	66
Surplus	140,664	140,609
Retained earnings (deficit)	3,029	(2,958)
Accumulated other comprehensive loss	(3,340)	(2,946)
	143,055	137,407
Treasury stock, at cost, 67,850 shares at December 31, 2016
and December 31, 2015(1)	(16,126)	(16,126)
Total stockholders' equity	126,929	121,281
Total liabilities and stockholders' equity	$977,779	$961,218

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016 AND 2015 (IN THOUSANDS)

	2016	2015
Interest income
Loans	$28,558	$25,619
Securities
Taxable	2,905	2,887
Exempt from federal income taxes	91	164
Federal funds sold and other	134	85
Total interest income	31,688	28,755

Interest expense
Deposits	1,357	1,227
Federal funds purchased and securities sold under agreements to repurchase	37	50
Federal Home Loan Bank advances	746	529
Series B mandatory redeemable preferred stock	14	16
Subordinated debentures	548	545
Notes payable	—	84
Total interest expense	2,702	2,451

Net interest income	28,986	26,304
Provision for loan losses	300	375
Net interest income after provision for loan losses	28,686	25,929

Noninterest income
Service charges	3,927	4,051
Mortgage banking income	1,175	1,240
Electronic banking services	2,536	2,545
Bank-owned life insurance	883	909
Securities gains, net	142	339
Income from real estate	330	619
Gain on sale of OREO	130	161
Gain on sale of branches	1,877	—
Gain on sale of other assets	102	—
Gain on extinguishment of debt	1,000	1,750
Other income	644	814
	12,746	12,428

(Continued)

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016 AND 2015 (IN THOUSANDS)

	2016	2015
Noninterest expense
Salaries and employee benefits	16,748	16,805
Occupancy, net	2,679	2,840
Furniture and equipment	1,093	1,028
Marketing	244	378
Supplies and printing	228	222
Telephone	831	816
Data processing	1,809	1,661
FDIC insurance	450	1,166
Loan processing and collection costs	390	705
OREO carrying costs	473	799
OREO valuation adjustment	137	291
Amortization of intangible assets	880	951
Other expenses	5,552	5,577
	31,514	33,239

Income before income taxes	$9,918	$5,118
Income tax expense (benefit)	3,602	(37,484)
Net income	$6,316	$42,602

Preferred stock dividends	329	1,484
Discount on redemption of preferred stock	—	(13,668)
Net income for common stockholders	$5,987	$54,786

Basic earnings per common share (1)	$0.92	$11.08
Diluted earnings per common share (1)	$0.92	$11.08

Total comprehensive income:
Net income	$6,316	$42,602
Change in unrealized gains (losses) on securities available for sale	(503)	(1,127)
Reclassification adjustment for losses (gains) recognized in income	(142)	(339)
Net unrealized gains (loss)	(645)	(1,466)
Tax effect	(251)	(571)
Other comprehensive income (loss)	(394)	(895)
Total comprehensive income	$5,922	$41,707

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.
See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015 (IN THOUSANDS)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total
Balance, January 1, 2015	$32,668	$2,636	$2	$78,955	$(58,750)	$(2,051)	$(23,132)	$30,328
Net proceeds from common stock offering - see Note 1	—	—	64	68,184	—	—	—	68,248
Preferred stock dividends	—	—	—	—	(478)	—	—	(478)
Deferred compensation distribution (1,003 shares)	—	—	—	(224)	—	—	239	15
Redemption of preferred stock - see Note 1	(32,668)	—	—	—	13,668	—	—	(19,000)
Restricted stock awards (40,443 shares)	—	—	—	(6,306)	—	—	6,767	461
Net income	—	—	—	—	42,602	—	—	42,602
Total comprehensive income	—	—	—	—	—	(895)	—	(895)
Balance, December 31, 2015 (1)	$—	$2,636	$66	$140,609	$(2,958)	$(2,946)	$(16,126)	$121,281
Preferred stock dividends	—	—	—	—	(329)			(329)
Forfeited stock options	—	—	—	(69)	—	—	—	(69)
Restricted stock unit expense	—	—	—	124	—	—	—	124
Net income	—	—	—	—	6,316	—	—	6,316
Total comprehensive income	—	—	—	—	—	(394)	—	(394)
Balance, December 31, 2016	$—	$2,636	$66	$140,664	$3,029	$(3,340)	$(16,126)	$126,929

(1) Share and per share amounts have been adjusted to reflect the Company's 1:30 reverse stock split effective May 29, 2015.

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 AND 2015 (IN THOUSANDS)

	2016	2015
Cash flows from operating activities
Net income	$6,316	$42,602
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	1,115	1,199
Amortization of intangible assets	880	951
Amortization of mortgage servicing rights, net	304	341
Amortization of bond premiums, net	1,649	1,396
Income tax valuation adjustment	—	(39,759)
Share based compensation	124	461
Provision for loan losses	300	375
Provision for deferred income taxes	3,388	1,579
Earnings on bank-owned life insurance	(883)	(909)
OREO valuation adjustment	137	291
Securities gains, net	(142)	(339)
Gain on sale of OREO	(130)	(161)
Gain on extinguishment of debt	(1,000)	(1,750)
Gain on sale of branches	(1,877)	—
Gain on sale of other assets	(102)	—
Proceeds from sales of loans held for sale	28,939	32,631
Origination of loans held for sale	(27,421)	(28,328)
Gain on sale of loans	(783)	(828)
Change in assets and liabilities
(Increase) decrease in other assets	122	338
Increase (decrease) in other liabilities	(281)	(3,624)
Net cash (used in) provided by operating activities	10,655	6,466
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	42,102	31,928
Proceeds from calls and maturities of securities available for sale	13,690	5,965
Proceeds from sales of securities available for sale	41,661	91,409
Purchases of securities available for sale	(94,035)	(167,840)
Redemption of Federal Reserve Bank stock	310	179
Purchase of Federal Home Loan Bank stock	—	(2,028)
Purchase of Federal Reserve Bank stock	(1,054)	(1,165)
Net increase in loans	(53,865)	(95,774)
Purchase of premises and equipment	(549)	(574)
Proceeds from sales of OREO	3,452	1,933
Sale of branches, net of premium received	(31,444)	—
Net cash (used in) provided by investing activities	(79,732)	(135,967)

(Continued)

CENTRUE FINANCIAL CORPORATION
PART II
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 AND 2015 (IN THOUSANDS)

	2016	2015
Cash flows from financing activities
Net increase in deposits (1)	71,879	19,680
Net decrease in federal funds purchased
and securities sold under agreements to repurchase	(7,562)	(7,961)
Net proceeds of advances from the Federal Home Loan Bank	9,000	56,000
Repayment of notes payable	—	(8,500)
Repurchase of subordinated debentures	(9,000)	—
Net proceeds from the issuance of common stock	—	68,248
Redemption of Series B Mandatory Redeemable Preferred Stock	(59)	—
Redemption of Series C Cumulative Perpetual Preferred Stock	—	(19,000)
Dividends paid on preferred stock	(329)	(478)
Net cash provided by (used in) financing activities	63,929	107,989
Net increase (decrease) in cash and cash equivalents	(5,148)	(21,512)
Cash and cash equivalents
Beginning of period	27,655	49,167
End of period	$22,507	$27,655
Supplemental disclosures of cash flow information
Cash payments for
Interest	$2,650	$7,358
Income taxes	270	121
Transfers from loans to other real estate owned	43	292
Transfer from loan portfolio and sold in secondary market	—	3,848
Loan transfers to branch assets held for sale	1,607	11,524
Premises and equipment transferred to branch assets held for sale	—	5,149

(1) Deposits impacted by branch sales during 2016. See Note 19 for additional information.

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
Basis of Presentation
The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. The Company’s December 31, 2016 and 2015 financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature.
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
Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statement of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary (“OTTI”) basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Securities for which there is an unrealized loss that is deemed to be OTTI are written down to fair value with the write-down recorded as a realized loss and included in net impairment on securities, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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
Restricted Securities. Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in restricted stock. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities and no impairment has been recorded during 2016 and 2015. Both cash and stock dividends are reported as income.
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
Concentration of Credit Risk
The Bank generates loans throughout its foot print, with lending activities primarily focused on Cook, LaSalle, Kane, Kankakee, Kendall and Will Counties in Illinois and St. Louis County in Missouri.  The Bank engages in all traditional aspects of community lending with focuses on: (i) owner occupied commercial real estate, (ii) investor commercial real estate, (iii) residential lending, (iv) commercial lending, (v) multifamily real estate, and (vi) agricultural lending.
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
Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $459 thousand and $492 thousand for years ended December 31, 2016 and 2015, respectively.
Premises and Equipment
Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and land is carried at cost. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains and losses on dispositions are included in gains on sale of other assets in noninterest income on the Consolidated Statement of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the Consolidated Statement of Income.
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
Bank-Owned Life Insurance (“BOLI”)
BOLI represents life insurance policies on the lives of certain current and former Company officers and directors for which the Company is the sole beneficiary. These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The change in cash surrender value and insurance proceeds received are recorded as bank-owned life insurance income on the Consolidated Statement of Income in noninterest income. Management performs a monthly analysis to determine the current cash surrender value and adjusts the value accordingly.
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
Intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch company acquisitions. They are initially measured at fair value and then are amortized over ten years using an accelerated method. Management reviews intangible assets at least annually for impairment and any such impairment will be recognized in the period identified. During 2016, the Company's core deposit intangible became fully amortized.
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
The Company has the following classes of preferred stock issued or authorized:
Series B Mandatory Redeemable Preferred Stock: The Company has authorized 1,092 shares of Series B Mandatory Redeemable Preferred Stock. There were 209 shares of Series B Mandatory Redeemable Preferred Stock issued and outstanding at December 31, 2016 and 268 shares issued and outstanding at December 31, 2015 which are shown in other liabilities. Preferential cumulative cash dividends are payable quarterly at an annual rate of $60.00 per share. Dividends accrue on each share of Series B Preferred Stock from the date of issuance and from day to day, thereafter, whether or not earned or declared.
Each original holder of Series B Preferred Stock (or upon such holder’s death, their executor or personal representatives) will have the option, exercisable at their sole discretion, to sell, and the Company be obligated to redeem such holder’s shares of Series B Preferred Stock. The per share price payable by the Company for such shares of Series B Preferred Stock will be equal to $1,000 per share, plus any accrued but unpaid dividends. Upon dissolution, wind up, or liquidation of the Company, voluntary or otherwise, holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, the amount of $1,000 per share, plus any accrued but unpaid dividends, before any payment or distribution may be made on shares of common stock or any other securities issued by the Company that rank junior to the Series B Preferred Stock. There were no dividends in arrears at December 31, 2016 or December 31, 2015.
Series C Fixed Rate Cumulative Perpetual Preferred Stock: The Company has no Series C Fixed Rate Cumulative Perpetual Preferred Stock authorized, issued and outstanding or dividend in arrears at December 31, 2016 or December 31, 2015. On March 31, 2015 the Company redeemed all 32,668 shares outstanding of Series C Fixed Rate Cumulative Perpetual Preferred Stock and dividends in arrears for $19.0 million as part of its capital event.

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
Dividend Restrictions
Banking regulations require the maintenance of certain regulatory capital levels and may limit the amount of dividends that may be paid by the subsidiary bank to the holding company or by the holding company to stockholders.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Comprehensive Income
Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. As of December 31, 2016, the Company included unrealized gains or losses on securities available-for-sale in other comprehensive income.
Treasury Stock
Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to surplus.
Reclassifications
Certain prior year account balances, with no effect on net income or stockholders’ equity, have been reclassified to be consistent with the classifications adopted as of and for the period ended December 31, 2016.
Recent Accounting Pronouncements
In August 2016, the FASB issued amended guidance (ASU 2016-15) to clarify the classification of certain items with an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. Management is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.
In June 2016 the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as CECL. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (HTM) debt securities. Under the provisions of the update credit losses recognized on available for sale (AFS) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers the amendments of the update are effective beginning January 1, 2020. Management is in the process of evaluating the impact of CECL on the Company’s financial position, results of operations and cash flows as well as its required disclosures.
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
Note 2. Securities
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$12,680	$—	$(609)	$12,071
States and political subdivisions	9,127	2	(64)	9,065
U.S. government agency residential
mortgage-backed securities	128,550	90	(1,327)	127,313
Collateralized residential mortgage obligations:
Agency	14,566	—	(110)	14,456
Equity securities	2,689	354	(21)	3,022
	$167,612	$446	$(2,131)	$165,927

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$14,629	$13	$(35)	$14,607
States and political subdivisions	10,190	16	(25)	10,181
U.S. government agency residential
mortgage-backed securities	127,039	7	(1,017)	126,029
Collateralized residential mortgage obligations:
Agency	17,990	—	(157)	17,833
Equity securities	2,632	158	—	2,790
	$172,480	$194	$(1,234)	$171,440
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	2016	2015
Proceeds from calls and maturities	$13,690	$5,965
Proceeds from sales	41,661	91,409
Realized gains	162	519
Realized losses	(20)	(180)
Net impairment loss recognized in earnings	—	—
The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$382	$382
Due after one year through five years	6,840	6,816
Due after five years through ten years	14,585	13,938
Due after ten years	—	—
U.S. government agency residential mortgage-backed securities	128,550	127,313
Collateralized residential mortgage obligations	14,566	14,456
Equity	2,689	3,022
	$167,612	$165,927
Securities with carrying values of approximately $116.9 million at December 31, 2016 and $114.9 million at December 31, 2015 were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes as required or permitted by law. At December 31, 2016 and 2015 there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of stockholders’ equity.
The Company does not have any securities classified as trading or held-to-maturity.
Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$12,071	$(609)	$—	$—	$12,071	$(609)
States and political subdivisions	$5,691	$(64)	$—	$—	$5,691	$(64)
U.S. government agency residential
mortgage-backed securities	92,400	(1,178)	9,379	(149)	101,779	(1,327)
Collateralized residential mortgage
obligations: Agency	12,559	(110)	—	—	12,559	(110)
Equity securities	2,568	(21)	—	—	2,568	(21)
Total temporarily impaired	$125,289	$(1,982)	$9,379	$(149)	$134,668	$(2,131)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$10,394	$(35)	$—	$—	$10,394	$(35)
States and political subdivisions	6,057	(25)	—	—	6,057	(25)
U.S. government agency residential
mortgage-backed securities	124,411	(1,017)	—	—	124,411	(1,017)
Collateralized residential mortgage
obligations: Agency	17,833	(157)	—	—	17,833	(157)
Total temporarily impaired	$158,695	$(1,234)	$—	$—	$158,695	$(1,234)

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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2016, the Company’s security portfolio consisted of 66 securities, 49 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed, as discussed below:
At December 31, 2016, 100.00% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.
At December 31, 2015, the Company’s security portfolio consisted of 59 securities, 46 of which were in an unrealized loss position. The 100.00% of unrealized losses are related to the Company’s mortgage-backed securities and were issued by U.S. government-sponsored enterprises and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.
Note 3. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	December 31, 2016	December 31, 2015
Commercial	$80,287	67,360
Agricultural & AGRE	49,121	50,121
Construction, land & development	28,771	26,016
Commercial RE	439,326	391,918
1-4 family mortgages	85,152	95,227
Consumer	3,118	2,905
Total Loans	$685,775	633,547
Allowance for loan losses	(8,904)	(8,591)
Loans, net	$676,871	624,956

The Company sold three branches during 2016. Loans totaling $11.5 million had been identified to be included in this sale and had been excluded from the December 31, 2015 amounts in the table above. See Note 19 for further information.
The credit quality indicator utilized by the Company to internally analyze the loan portfolio is the internal risk rating. Internal risk ratings of 0 to 5 are considered pass credits, a risk rating of a 6 is special mention, a risk rating of a 7 is substandard, and a risk rating of an 8 is doubtful. Loans classified as pass credits have no well defined weaknesses and are performing as agreed. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The following table presents the commercial loan portfolio by internal risk rating:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,984	$53,256	$49,121	$28,652	$194,458	$236,423	$586,894
Special Mention	687	764	—	—	1,390	3,824	6,665
Substandard	175	421	—	119	151	3,080	3,946
Doubtful	—	—	—	—	—	—	—
Total	$25,846	$54,441	$49,121	$28,771	$195,999	$243,327	$597,505

December 31, 2015
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,303	$42,374	$50,121	$25,825	$164,538	$203,679	$510,840
Special Mention	304	250	—	64	7,701	11,512	19,831
Substandard	129	—	—	127	412	4,076	4,744
Doubtful	—	—	—	—	—	—	—
Total	$24,736	$42,624	$50,121	$26,016	$172,651	$219,267	$535,415

The following table presents the retail residential loan portfolio by internal risk rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2016
Unrated	$42,772	$37,561	$80,333
Special mention	89	13	102
Substandard	3,969	748	4,717
Doubtful	—	—	—
Total	$46,830	$38,322	$85,152

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2015
Unrated	$48,319	$41,380	$89,699
Special mention	4,011	168	4,179
Substandard	1,036	313	1,349
Doubtful	—	—	—
Total	$53,366	$41,861	$95,227

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.
An analysis of activity in the allowance for loan losses follows:

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
December 31, 2016
Beginning Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591
Charge-offs	(38)	—	—	(754)	(237)	(4)	(1,033)
Recoveries	252	86	32	540	133	3	1,046
Provision	369	(63)	90	(299)	212	(9)	300
Ending Balance	$1,231	$120	$645	$5,168	$1,736	$4	$8,904

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
December 31, 2015
Beginning Balance	$1,117	$69	$711	$3,999	$2,075	$10	$7,981
Charge-offs	(384)	—	(4)	(702)	(667)	(6)	(1,763)
Recoveries	197	3	52	1,663	52	31	1,998
Provision	(282)	25	(236)	721	168	(21)	375
Ending Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of December 31, 2016 and December 31, 2015:

December 31, 2016	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$493	$—	$60	$92	$488	$—	$1,133
Loans collectively evaluated for impairment	738	120	585	5,076	1,248	4	7,771
Total ending allowance balance:	$1,231	$120	$645	$5,168	$1,736	$4	$8,904

Loan balances:
Loans individually evaluated for impairment	$598	$—	$129	$451	$1,709	$—	$2,887
Loans collectively evaluated for impairment	79,689	49,121	28,642	438,875	83,443	3,118	682,888
Loans with an allowance recorded:	$80,287	$49,121	$28,771	$439,326	$85,152	$3,118	$685,775

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$80	$—	$10	$1,178	$325	$1	$1,594
Loans collectively evaluated for impairment	568	97	513	4,503	1,303	13	6,997
Total ending allowance balance:	$648	$97	$523	$5,681	$1,628	$14	$8,591

Loan balances:
Loans individually evaluated for impairment	$129	$—	$127	$4,488	$1,348	$1	$6,093
Loans collectively evaluated for impairment	67,231	50,121	25,889	387,430	93,879	2,904	627,454
Loans with an allowance recorded:	$67,360	$50,121	$26,016	$391,918	$95,227	$2,905	$633,547
Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $0.15 million and $0.24 million as of December 31, 2016 and December 31, 2015, respectively. Specific reserves were immaterial at December 31, 2016 and December 31, 2015. At December 31, 2016, nonaccrual TDR loans were $0.13 million, as compared to $0.24 million at December 31, 2015. At December 31, 2016 there were $0.02 million of loans on accrual status, while there were none on accrual status at December 31, 2015. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of December 31, 2016 and December 31, 2015.
In the course of a year the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the loan would be for periods ranging from 6 months to 16 months. During the year ended December 31, 2016, there was one TDR loan added in the amount of $0.02 million compared to the year ended December 31, 2015 in which three loans were added as TDRs in the amount of $0.2 million.
The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2016 and 2015:

	For the Twelve Months Ended December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
1-4 family residential
Senior lien	1	$20	$20
Total	1	$20	$20
The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-off’s during the year ended December 31, 2016.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Twelve Months Ended December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
1-4 family residential
Senior lien	3	$241	$241
Total	3	$241	$241

The troubled debt restructurings described above did not have a material impact to the allowance for loan losses and did not result in any additional charge-off’s during the year ended December 31, 2015.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the years ended December 31, 2016 and December 31, 2015 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.
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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following tables present data on impaired loans:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$—	$—	$—	$—	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	85	—	—
Construction, land & development	57	235	—	19	—	—
CRE - all other
Owner occupied	134	134	—	9	7	9
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	331	349	—	180	—	—
Jr. lien & lines of credit	433	433	—	116	7	7
Consumer	—	—	—	—	—	—
Subtotal	955	1,151	—	409	14	16

Loans with an allowance recorded:
Commercial
Closed-end	$175	$175	$110	$135	$4	$4
Line of credit	423	422	383	293	26	25
Agricultural & AG RE	—	—	—	80	—	—
Construction, land & development	72	72	60	84	4	1
CRE - all other
Owner occupied	17	17	17	313	—	—
Non-owner occupied	300	300	75	1,110	—	—
1-4 family residential
Senior lien	629	629	298	862	19	19
Jr. lien & lines of credit	316	316	190	349	14	14
Consumer	—	—	—	1	—	—
Subtotal	1,932	1,931	1,133	3,227	67	63
Total	$2,887	$3,082	$1,133	$3,636	$81	$79

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$2	$2	$—	$15	$1	$1
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	—	—	—	299	—	—
CRE - all other
Owner occupied	6	6	—	78	—	—
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	176	176	—	277	—	—
Jr. lien & lines of credit	71	71	—	88	3	3
Consumer	—	—	—	—	—	—
Subtotal	255	255	—	757	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$127	$127	$80	$199	$2	$2
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	127	419	10	120	—	—
CRE - all other
Owner occupied	406	541	100	586	11	9
Non-owner occupied	4,076	4,955	1,078	4,101	17	17
1-4 family residential
Senior lien	859	984	215	1,003	14	10
Jr. lien & lines of credit	242	242	110	230	5	5
Consumer	1	—	1	—	—	—
Subtotal	5,838	7,268	1,594	6,239	49	43
Total	$6,093	$7,523	$1,594	$6,996	$53	$47
The Company determined that there were $1.3 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at December 31, 2016 compared to $0.1 million at December 31, 2015.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents activity related to loan portfolio aging:

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$20	$—	$122	$142	$25,704	$25,846
Line of credit	—	—	—	—	54,441	54,441
Agricultural & AG RE	—	—	—	—	49,121	49,121
Construction, land & development	133	—	57	190	28,581	28,771
CRE - all other
Owner occupied	—	—	151	151	195,848	195,999
Non-owner occupied	588	—	—	588	242,739	243,327
1-4 family residential
Senior lien	664	152	577	1,393	45,437	46,830
Jr. lien & lines of credit	432	19	705	1,156	37,166	38,322
Consumer	—	—	—	—	3,118	3,118
Total	$1,837	$171	$1,612	$3,620	$682,155	$685,775

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$58	$—	$130	$188	$24,548	$24,736
Line of credit	—	—	—	—	42,624	42,624
Agricultural & AG RE	—	—	—	—	50,121	50,121
Construction, land & development	—	—	127	127	25,889	26,016
CRE - all other
Owner occupied	985	—	412	1,397	171,254	172,651
Non-owner occupied	—	—	4,076	4,076	215,191	219,267
1-4 family residential
Senior lien	1,481	21	994	2,496	50,870	53,366
Jr. lien & lines of credit	230	258	268	756	41,105	41,861
Consumer	1	1	—	2	2,903	2,905
Total	$2,755	$280	$6,007	$9,042	$624,505	$633,547

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at the years ending December 31, 2016 and December 31, 2015.
Loans made to executive officers, directors, and their affiliates during 2016 were as follows:

Beginning balance	$46
New loans, extensions, and modification	343
Repayments	(17)
Effect of changes in composition of related parties	—
Ending balance	$372

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

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
U.S. government agencies	$12,071	$—	$12,071	$—
State and political subdivisions	9,065	—	6,398	2,667
U.S. government agency residential
mortgage-backed securities	127,313	—	127,313	—
Collateralized mortgage obligations:
Agency	14,456	—	14,456	—
Equities	3,022	—	3,022	—
Available-for-sale securities	$165,927	$—	$163,260	$2,667

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. government agencies	$14,607	$—	$14,607	$—
State and political subdivisions	10,181	—	5,160	5,021
U.S. government agency residential
mortgage-backed securities	126,029	—	126,029	—
Collateralized mortgage obligations:
Agency	17,833	—	17,833	—
Equities	2,790	—	2,790	—
Available-for-sale securities	$171,440	$—	$166,419	$5,021
There were no transfers between Level 1 and Level 2 during 2016 or 2015.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
For the period ended December 31, 2016, the Company had $2.7 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs. The Company utilizes non binding broker quotes for the fair value determination of these school district bonds. These bonds had a fair value of $5.0 million for the period ended December 31, 2015 and during 2016 had maturities of $2.3 million. These school district bond balances are the only assets of the Company that are measured at fair value on a recurring basis using significant unobservable inputs. There currently are no liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans
Commercial
Closed-end	$25	$—	$—	$25
Lines of credit	39	—	—	39
CRE - construction, land & development	12	—	—	12
1-4 family residential
Senior lien	140	—	—	140
OREO property
CRE - construction, land & development	1,867	—	—	1,867
Non-owner occupied	476	—	—	476
1-4 family residential
Senior lien	163	—	—	163

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans
1-4 family residential
Senior lien	572	—	—	572
OREO property
CRE - construction, land & development	1,140	—	—	1,140
CRE - all other
Non-owner occupied	468	—	—	468
1-4 family residential
Senior lien	131	—	—	131

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
Impaired loans had a net carrying amount of $0.2 million with a specific loan loss allocation of $0.6 million at December 31, 2016, resulting in an additional provision for loan losses of $0.6 million for the twelve month period. In 2015 impaired loans had a net carrying amount of $0.6 million with a specific loan loss allocation of $0.3 million during 2015, resulting in an additional provision for loan losses of $0.1 million for the year ended December 31, 2015. The majority of our impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $2.5 million which is made up of the outstanding balance of $3.7 million, net of a valuation allowance of $1.2 million at December 31, 2016. This compares to 2015 when OREO properties with an outstanding balance of $2.9 million was written down to a fair value of $1.7 million.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed-end	$25			20% - 100% (36%)
Lines of credit	39			20% - 100% (89%)
CRE - construction, land & development	12			10% - 85% (80%)
1-4 family residential
Senior lien	140			10% - 60% (57%)
OREO property		Sales comparison approach	Adjustment for differences between comparable sales
CRE - construction, land & development	1,867			5% - 80% (30%)
CRE - all other
Non-owner occupied	476			5% - 50% (15%)
1-4 family residential
Senior lien	163			6% - 65% (37%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
1-4 family residential
Senior lien	572			10% - 60% (17%)
OREO property		Sales comparison approach	Adjustment for differences between comparable sales
CRE - construction, land & development	$1,140			5% - 70% (27%)
CRE - all other
Non-owner occupied	468			5% - 50% (16%)
1-4 family residential
Senior lien	131			6% - 55% (30%)
The estimated fair values of the Company’s financial instruments are as follows:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

		Fair Value measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$22,507	$22,507	$—	$—	$22,507
Securities	165,927	—	163,260	2,667	165,927
Restricted securities	9,860	—	—	—	NA
Net loans	676,871	—	—	677,832	677,832
Accrued interest receivable	2,750	—	511	2,239	2,750
Financial liabilities
Deposits	$740,046	$—	$740,106	$—	$740,106
Federal funds purchased and
securities sold under
agreements to repurchase	11,168	—	11,168	—	11,168
Federal Home Loan Bank advances	85,000	—	85,039	—	85,039
Subordinated debentures	10,310	—	—	9,525	9,525
Series B mandatorily redeemable
preferred stock	209	—	211	—	211
Accrued interest payable	286	—	272	14	286

		Fair Value measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,655	$27,655	$—	$—	$27,655
Securities	171,440	—	166,419	5,021	171,440
Restricted securities	9,116	—	—	—	NA
Loans held for sale	735	—	760	—	760
Net loans	624,956	—	—	629,017	629,017
Accrued interest receivable	3,012	—	402	2,610	3,012
Financial liabilities
Deposits	$718,504	$—	$718,689	$—	$718,689
Federal funds purchased and
securities sold under
agreements to repurchase	18,730	—	18,730	—	18,730
Federal Home Loan Bank advances	76,000	—	76,271	—	76,271
Notes payable	—	—	—	—	—
Subordinated debentures	20,620	—	—	13,933	13,933
Series B mandatorily redeemable
preferred stock	268	—	273	—	273
Accrued interest payable	235	—	169	66	235
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

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of December 31, 2016 and December 31, 2015; $22.5 million and $27.7 million was classified as Level 1.
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
Note 5. Loan Sales and Servicing
Loans held for sale at year end related to our secondary mortgage market activities, located in the "Loans held for sale" section of our balance sheet. There were no loans held for sale at December 31, 2016 and $0.7 million at December 31, 2015.
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2016	2015
Federal Home Loan Mortgage Corporation	$13,674	$17,614
Federal National Mortgage Association	252,702	266,307
Total Mortgage Loans Serviced	$266,376	$283,921

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Custodial escrow balances maintained in connection with serviced loans were $2.47 million and $2.36 million at year-end 2016 and 2015.
Following is an analysis of the changes in originated mortgage servicing rights:

	Years Ended December 31,
	2016	2015
Balance at beginning of year	$2,129	$2,240
Originated mortgage servicing rights	208	230
Amortization	(304)	(341)
Balance at end of year	$2,033	$2,129

Mortgage servicing rights are reported on the Consolidated Balance Sheets. Management periodically evaluates mortgage servicing rights for impairment. For purposes of measuring impairment, servicing assets are stratified by loan type. Impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair value of capitalized mortgage servicing rights was $2.1 million and $2.2 million at December 31, 2016 and 2015, respectively. Fair value was determined using discount rates ranging from 10.50% to 16.50% and prepayment speeds ranging from 12.17% to 14.25% depending on the stratification of the specific right in 2016. The discount rates used in 2015 ranged from 10.50% to 16.50% and the prepayment speeds used were between 14.80% and 15.72%.

Estimated amortization expense for each of the next five years is as follows:

2017	$379
2018	245
2019	219
2020	206
2021	207
$1,256

There were no repurchases required in 2016 and 2015. At December 31, 2016, management believes any recourse obligations to be immaterial.
Note 6. Premises and Equipment
Premises and equipment consisted of:

	December 31,
	2016	2015
Land	$8,345	$8,315
Buildings	14,117	14,118
Furniture and equipment	9,486	13,188
Work in Process	2	84
	31,950	35,705
Less accumulated depreciation	15,579	18,853
	$16,371	$16,852
Depreciation expense on premises and equipment totaled $1.1 million in 2016 and $1.2 million in 2015.
The Company entered into agreements to sell three branches during 2016 and completed those sales during the second quarter of 2016. At December 31, 2015 a total of $5.1 million of Premises and Equipment to be included in the sales was transferred to branch assets held for sale and was excluded from the amounts reported above. See Note 19 for further information.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 7. Deposits
Time certificate of deposits in denominations of $250 thousand or more were $63.6 million and $35.2 million at December 31, 2016 and December 31, 2015.
At December 31, 2016, the scheduled maturities of time deposits are as follows:

2017	$162,545
2018	26,387
2019	8,654
2020	2,183
2021	1,403
$201,172
At December 31, 2016 and 2015, brokered deposits account for $79.9 million and $21.3 million, respectively.
Deposits from principal officers, directors and their affiliates at year end 2016 and 2015 were $0.79 million and $0.78 million.
Note 8. Securities Sold Under Agreements To Repurchase
Securities sold under agreements to repurchase are financing arrangements that generally mature within 90 days. Repurchase agreements are secured by U.S. Agency residential mortgage-backed securities and, if required, are held in third party pledge accounts. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase had a carrying value of $11.2 million at December 31, 2016 and $18.7 million at year-end 2015. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2016, the Company had no counterparties with amounts at risk under repurchase agreements that exceeded 10% of stockholders’ equity.

	2016	2015
Average daily balance during the period	$14,347	$18,144
Average interest rate during the period	0.25%	0.27%
Maximum month end balance during the period	$18,695	$20,832
Weighted average interest rate at period-end	0.19%	0.26%
At December 31, 2016, securities sold under agreements to repurchase are secured by $25.4 million of U.S. government agency residential mortgage-backed securities. The contractual maturity of these agreements are overnight and continuous. At December 31, 2015, securities sold under agreements to repurchase are secured by $25.3 million of U.S. government agency residential mortgage-backed securities. The contractual maturity of these agreements are overnight and continuous. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 15% above the gross outstanding balance of repurchase agreements.
Note 9. Borrowed Funds and Debt Obligations
At December 31, 2016 and December 31, 2015 no FHLB advances had any call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company had $191.1 million collateral credited to the Company by the FHLB at December 31, 2016. The Company has pledged $335.5 million of first mortgage loans on property free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). The Company had two variable rate advances at December 31, 2016 both with a year-end rate of 0.445%. The Company had no variable rate advances at year-end 2015. The remaining advances are at fixed rates ranging from 0.70% to 2.46% at December 31, 2016 and 0.21% to 3.64% at year-end 2015.
The scheduled maturities of advances from the FHLB are as follows:

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2016		December 31, 2015
Year	Average Interest Rate	Amount	Average Interest Rate	Amount
2016	—%	$—	0.70%	$60,000
2017	0.93	21,000	1.14	11,000
2018	0.44	49,000	3.64	5,000
2019	0.45	10,000	—	—
2020	—	—	—	—
2021	2.46	5,000	—	—
	0.79%	$85,000	0.96%	$76,000
Of the $21.0 million of FHLB advances with maturities in 2017 at December 31, 2016, $10.0 million has matured and been renewed.
During the period ended December 31, 2015, in connection with the settlement of obligations involving another financial institution, the Company recognized a gain of $1.8 million representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to another financial institution. As a result, the gain has been included as ‘‘Gain on extinguishment of debt’’ within income from continuing operations in the accompanying Consolidated Statements of Income for the period ended December 31, 2015.

Information concerning borrowed funds is as follows:

	2016	2015
Advances from the Federal Home Loan Bank
Maximum month-end balance during the period	$111,000	$110,000
Average balance during the period	86,686	64,370
Weighted average interest rate for the period	0.86%	0.82%
Weighted average interest rate at period end	0.79%	0.96%
Notes Payable
Maximum month-end balance during the period	$—	$10,250
Average balance during the period	—	2,499
Weighted average interest rate for the period	—%	3.36%
Weighted average interest rate at period end	—%	—%

Note 10. Subordinated Debentures
The Company had two $10.0 million trust preferred issuances that were issued in April 2004 and April 2007 in cumulative trust preferred securities through special-purpose trusts Centrue Statutory Trust II (Trust II) and Centrue Statutory Trust III (Trust III). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust II and Trust III totaling $20.6 million. Trust II is a wholly-owned subsidiary of the Company, and their sole assets are the junior subordinated deferrable interest debentures. On October 27, 2016 the Company redeemed its Trust III issuance for $9.3 million plus accrued interest. This transaction created a gain on debt extinguishment of $1.0 million during the period. The Company had $10.3 million in trust preferred (Trust II) issuances outstanding at December 31, 2016.
Distributions are cumulative and are payable quarterly at a variable rates per annum of the stated liquidation amount of $1,000 per preferred security. Trust II has a rate of 2.65% over the LIBOR rate of 0.9932% for total rate of 3.64% at December 31, 2016 and 3.18% at December 31, 2015. Trust III had a rate of 1.65% over the LIBOR rate of 0.84560% for a total rate of 2.50% at the time of redemption and 1.98% at December 31, 2015. Interest expense on the trust preferred securities was $0.5 million for the years ended December 31, 2016 and December 31, 2015. All interest was accrued as of December 31, 2016 and December 31, 2015 and was immaterial.

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
In accordance with accounting guidelines, the trusts are not consolidated with the Company’s consolidated financial statements, but rather the subordinated debentures are shown as a liability and the Company’s investment in the common stock for Trust II of $0.3 million is included in other assets.

Note 11. Income Taxes
Income tax expense (benefit) consisted of:

	Years Ended December 31,
	2016	2015
Federal
Current	$214	$126
Deferred	2,706	(126)
	2,920	—
State
Current	—	—
Deferred	682	—
	682	—
Change in valuation allowance	—	(37,484)
	$3,602	$(37,484)
The Company's income tax expense differed from the statutory federal rate of 34% as follows:

	Years Ended December 31,
	2016	2015
Expected income taxes	$3,372	$1,740
Income tax effect of
Valuation allowance reversal	—	(39,759)
Interest earned on tax-free investments and loans	(39)	(67)
Nondeductible interest expense incurred to carry
tax-free investments and loans	1	1
State income taxes, net of federal tax benefit	450	191
Earnings on Bank-owned life insurance	(428)	(304)
Bank-owned life insurance substitution gain	208	—
Nondeductible meals and health club dues	37	33
Section 382 limitations	—	370
Impact of state apportionment change	(10)	193
Other	11	118
Total income tax expense (benefit)	$3,602	$(37,484)

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The significant components of deferred income tax assets and liabilities consisted of:

	December 31, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$3,465	$3,342
Deferred compensation, other	108	74
Stock based expense	66	87
Net operating loss carryforwards	30,166	34,180
Securities available-for-sale	655	405
Deferred tax credits	1,068	823
OREO valuation allowance	942	1,059
Depreciation	196	—
Donation carryforward	—	5
Capital loss carryforward	—	4
Other	204	246
Total deferred tax assets	36,870	40,225
Deferred tax liabilities
Depreciation	$—	$(58)
Adjustments arising from acquisitions	(30)	(146)
Mortgage servicing rights	(791)	(828)
Federal Home Loan Bank dividend received in stock	(450)	(450)
Deferred loan fees & costs	(385)	(399)
Prepaid expenses	(179)	(164)
Total deferred tax liabilities	(1,835)	(2,045)
Valuation allowance	—	—
Net deferred tax assets	$35,035	$38,180
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company determined that no valuation adjustment was necessary as of December 31, 2016. The Company also concluded it was more likely than not that it will utilize the net deferred tax assets as of December 31, 2015. Therefore, it reversed the $38.2 million valuation allowance on the net deferred tax assets in the fourth quarter of 2015. The factors leading to this conclusion are positive three year cumulative pre-tax earnings as of December 31, 2015; significantly improved asset quality and capital position; positive loan growth throughout 2015, availability of prudent and feasible tax planning strategies, and future taxable income strategies.
At December 31, 2016 and 2015, federal net operating loss carry forwards includes $1.3 million and $1.4 million, respectively, related to the Illinois Community Bancorp Inc. acquisition. The federal NOL carry forward expires in 2021 thru 2024, and can be used at a rate of $0.16 million per year based on Section 382 limitations. The rest of the federal NOL carry forward represents losses of $9.8 million, $20.1 million, $6.3 million, $29.9 million and $9.2 million generated in 2010, 2011, 2012, 2013 and 2014, respectively, which will begin to expire in 2030. At December 31, 2016, net operating loss carry forwards also includes $23.3 million, $25.5 million, $14.7 million, $4.6 million, $22.9 million and $6.7 million in state of Illinois loss carry forwards generated in 2010, 2011, 2012, 2013 and 2014, respectively, that have a twelve year carry forward period. New tax laws in Illinois have deferred carry forwards for the years 2011 through 2013; therefore, they will begin to expire after 2023.

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
The deferred tax credits represent $1.1 million in Alternative Minimum Tax credit carry forwards generated in 2007, 2008, 2015 and 2016. These credits can be carried forward indefinitely. Donation carry forwards of $0.6 million generated in 2010 through 2016 were converted to NOL carryforwards, which extended their expiration periods.
During 2016 and 2015, no interest or penalties were recorded in the income statement. There were no amounts accrued for interest and penalties at December 31, 2016 and December 31, 2015.
The Company is no longer subject to examination by federal or state taxing authorities for tax years prior to 2013.
Note 12. Benefit Plans
The Company has a 401(k) salary reduction plan (the 401(k) plan) covering substantially all employees.  Eligible employees may elect to make tax deferred and/or Roth after-tax contributions up to annual IRS contribution limits subject to the results of plan testing.   In 2016, the Plan adopted a "safe harbor" status. Eligible participants received a 100% Company match on the first 3% of eligible compensation deferred and a 50% Company match on deferrals of the next 2% of eligible compensation deferred for a maximum Company match of 4%. A special true-up Company contribution was made in January 2017 to account for non-cash eligible compensation items, participant front-loading/back-loading and any other eligible compensation not captured during the year. The Company expensed $0.5 million for 2016. In 2015, the Company accrued 2% of employee eligible wages for employees who met certain eligibility requirements at December 31, 2015, resulting in an accrual of $0.3 million at December 31, 2015. This amount was posted to participant accounts in February 2016.
The Company also entered into certain non-qualified deferred compensation agreements with members of the senior management team. The Company may make discretionary matching contributions with respect to a portion of the participant’s deferral.  Additionally, the Company continues its non-qualified deferred compensation plan for the directors.  These agreements, which are subject to the rules of Internal Revenue Code Section 409A, relate to the voluntary deferral of compensation received.  The accrued liability for both deferral plans as of December 31, 2016 was $0.71 million and at December 31, 2015 was $0.03 million.  There was no Company match for the employee deferred compensation plan in 2016 and 2015 and none is projected for 2017.  In conjunction with the March 31, 2015 recapitalization which triggered certain change of control provisions, three executives had full balance payouts and two directors had partial balance payouts for aggregate payouts of $38,010 and $16,850, respectively.
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
In May 2015, the Company adopted the 2015 Stock Compensation Plan. Under the 2015 Stock Compensation Plan nonqualified options, incentive stock options, restricted stock and/or stock appreciation rights may be granted to employees and outside directors of the Company and its subsidiaries to purchase the Company's common stock at an exercise price to be determined by the compensation committee. A total of 430,000 shares have been made available under the 2015 Stock Compensation Plan. There are currently 356,236 shares available .
There were 33,321 units of restricted stock granted in May of 2016 from the 2015 Stock Compensation Plan. The restricted stock units were granted using the last sale price as quoted on the NASDAQ Stock Market on the date of grant of $16.72 per unit. The awarded shares are scheduled to vest over three years in which two-thirds will vest on May 10, 2018 and the remaining one-third will vest on May 10, 2019.
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
There was no compensation cost charged against income for the stock options portion of the Equity Incentive Plan for the years ended December 31, 2016 and December 31, 2015. There was $0.1 million and $0.5 million of compensation cost charged against

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

income for the restricted stock portion of the equity incentive plan for the year ended December 31, 2016 and December 31, 2015, respectively.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its de-registration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted in December 31, 2016 and in December 31, 2015.
A status summary of the option plan as of December 31, 2016 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,156	$338.72
Granted	—	—
Exercised	—	—
Forfeited	(2,824)	310.57
Outstanding at end of period	332	$578.10	0.3 years	$—
Vested or expected to vest	332	$578.10	0.3 years	$—
Options exercisable at period end	332	$578.10	0.3 years	$—

Options outstanding at December 31, 2016 and year-end 2015 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
December 31, 2016:
$390.01 - $578.10	332	0.3 years	332	578.10
	332	0.3 years	332	$578.10

December 31, 2015:
$157.20 - $390.00	2,160	0.2 years	2,160	$228.33
390.01 - 578.10	996	0.9 years	996	578.10
	3,156	0.4 years	3,156	$338.72
As of December 31, 2016 and December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options granted under the 2003 Option Plan. As of December 31, 2016, there was $0.4 million of total unrecognized compensation costs related to non-vested shares granted under the 2015 Stock Compensation Plan.
Note 14. Regulatory Matters
The Company and the Bank (“Regulated Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific regulatory capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Their regulatory capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Quantitative measures established by regulation to ensure regulatory capital adequacy require the Regulated Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 Capital to average assets. Tier 1 Capital includes common stockholders’ equity, qualifying preferred stock and Trust Preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value). Total Capital includes Tier 1 Capital plus preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, subordinated debt and the allowance for loan and lease losses, subject to limitations by the guidelines.
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.  Regulatory capital ratios shown for December 31, 2016 are in excess of the Basel III 2016 phase-in level for the capital conservation buffer.
Basel III also introduced changes to risk-weightings and treatment of Accumulated Other Comprehensive Income (AOCI). In 2015, the Bank made a one-time available election to opt-out of the impact of certain unrealized capital gains and losses in AOCI being included in regulatory capital. There is no opportunity to change methodology in future periods.

On March 31, 2015, the Company completed a common stock offering and capital infusion into the Bank. See Note 1 for additional disclosure.

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$118,841	15.0%	N/A	N/A	N/A	N/A
Centrue Bank	115,455	14.5	63,556	8.0	79,445	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$109,434	13.8	N/A	N/A	N/A	N/A
Centrue Bank	106,551	13.4	35,750	4.5	51,639	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,937	13.8	N/A	N/A	N/A	N/A
Centrue Bank	106,551	13.4	47,667	6.0	63,556	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,937	11.5	N/A	N/A	N/A	N/A
Centrue Bank	106,551	11.1	38,251	4.0	47,814	5.0

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Centrue Financial	$118,359	15.6%	N/A	N/A	N/A	N/A
Centrue Bank	117,807	15.6	60,463	8.0	75,579	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	107,678	14.2	N/A	N/A	N/A	N/A
Centrue Bank	109,216	14.5	34,011	4.5	49,126	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,768	14.5	N/A	N/A	N/A	N/A
Centrue Bank	109,216	14.5	45,347	6.0	60,463	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,768	12.1	N/A	N/A	N/A	N/A
Centrue Bank	109,216	12.0	36,505	4.0	45,631	5.0
On December 18, 2009, the Bank entered into an Agreement with the Federal Reserve Bank-Chicago and the IDFPR. The Agreement describes commitments made by the Bank to address and strengthen banking practices relating to credit risk management practices; improving loan underwriting and loan administration; improving asset quality by enhancing the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient regulatory capital at the Bank, implementing an earnings plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.
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

	Standby Letters of Credit	Variable Rate Commitments	Fixed Rate Commitments	Total Commitments	Range of Rates on Fixed Rate Commitments
Commitments
December 31, 2016	$1,809	$89,680	$34,460	$125,949	2.60% - 18.00%
December 31, 2015	1,970	120,173	29,681	151,824	2.60% - 18.00%
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
The Company leases certain branch properties under operating leases. Rent expense was $0.32 million and $0.31 million for the years-ended December 31, 2016 and December 31, 2015, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2017	$315
2018	266
2019	154
2020	—
Total	$735

Note 16. Condensed Financial Information - Parent Company Only
The following represents the condensed financial statements of Centrue Financial Corporation, the Parent Company.
Balance Sheets (Parent Company Only)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,479	$741
Securities available-for-sale	27	27
Investment in subsidiary	128,096	135,576
Other assets	6,051	6,075
	$137,653	$142,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Series B mandatory redeemable preferred stock	$209	$268
Subordinated debentures	10,310	20,620
Other liabilities	205	250
	10,724	21,138
Stockholders' equity	126,929	121,281
	$137,653	$142,419
Income Statements (Parent Company Only)

	Years Ended December 31,
	2016	2015
Dividends from subsidiary	$—	$—
Interest income	16	16
Other income	1,109	1,754
Interest expense	563	645
Other expense	693	1,055
Income tax benefit	(51)	(6,068)
Equity in undistributed earnings of subsidiaries	6,396	36,464
Net income	6,316	42,602
Preferred stock dividends	—	1,484
Discount on redemption of preferred stock	—	(13,668)
Net income for common stockholders	$6,316	$54,786

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Statements of Cash Flows (Parent Company Only)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$6,316	$42,602
Adjustments to reconcile net income
to net cash provided by operating activities
Undistributed earnings of subsidiary	(6,396)	(36,464)
Share based compensation	124	461
Forfeited stock options	(70)	—
Gain from extinguishment of debt	(1,000)	(1,750)
(Increase) decrease in other assets	24	(4,271)
Decrease in other liabilities	(45)	(4,871)
Net cash used in operating activities	(1,047)	(4,293)
Cash flows from investing activities
Capital infusion to subsidiary	$—	$(36,000)
Proceeds from repurchase of subsidiary common stock	9,000	—
Net cash provided by (used in) investing activities	9,000	(36,000)
Cash flows from financing activities
Repayment of notes payable	$—	$(8,500)
Proceeds from issuance of common stock	4,173	68,248
Repurchase of subordinated debentures	(9,000)	—
Redemption of Series C Cumulative Perpetual Preferred Stock	—	(19,000)
Redemption of mandatory redeemable preferred stock	(59)	—
Dividends paid on preferred stock	(329)	(478)
Net cash provided by (used in) financing activities	(5,215)	40,270
Net decrease in cash and cash equivalents	$2,738	$(23)
Cash and cash equivalents
Beginning of period	741	764
End of period	$3,479	$741

Note 17. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31, 2016 and 2015 is presented below. Common shares, options and per share amounts for both periods shown have been restated to reflect the impact of the reverse stock split the Company completed effective May 29th, 2015. Options to purchase 332 and 3,156 shares of common stock were outstanding for December 31, 2016 and 2015, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive. Of the 33,321 shares of restricted stock units issued in 2016, 3,415 shares were considered dilutive at December 31, 2016. As of December 31, 2015, there were no shares considered dilutive.

CENTRUE FINANCIAL CORPORATION
PART II: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	2016	2015
Basic Earnings Per Common Share
Net income	$6,316	$42,602
Preferred stock dividends	(329)	(1,484)
Discount on redemption of preferred stock	—	13,668
Net income for common shareholders	$5,987	$54,786
Weighted average common shares outstanding	6,513,694	4,945,073
Basic earnings per common share	$0.92	$11.08
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,513,694	4,945,073
Add: dilutive effect of restricted stock units	3,415	—
Weighted average common and dilutive potential shares outstanding	6,517,109	4,945,073
Diluted earnings per common share	$0.92	$11.08

Note 18. Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
2016
First Quarter	$7,913	$7,262	$918	$0.13	$0.13
Second Quarter	7,862	7,216	2,128	0.31	0.31
Third Quarter	7,928	7,216	1,055	0.15	0.15
Fourth Quarter	7,985	7,292	2,215	0.33	0.33
2015
First Quarter	$6,734	$6,040	$1,867	$65.60	$65.60
Second Quarter	7,007	6,446	1,053	0.16	0.16
Third Quarter	7,336	6,737	1,088	0.11	0.11
Fourth Quarter	7,678	7,081	38,594	5.92	5.92

Note 19. Business Acquisitions and Divestitures
On June 17, 2016, Centrue Bank completed the sales of its Fairview Heights, Aviston and St. Rose, Illinois branches. The sales resulted in a reduction of $51.7 million of deposits, $13.1 million of loans and $5.1 million of fixed assets. These transactions generated a net after tax gain of $1.1 million.

Note 20. Subsequent Events
On January 26, 2017, the Company announced the signing of a definitive agreement with Midland States Bancorp, Inc. ("Midland") under which Midland will acquire Centrue for estimated total consideration of $175.1 million, or $26.75 per share of Centrue common stock. The transaction is expected to close in mid-2017, subject to regulatory approvals, the approval of Centrue's and Midland's shareholders and the satisfaction of customary closing conditions.

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
None.

CENTRUE FINANCIAL CORPORATION
PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Name
(Age)

Bradley E. Cooper
Mr. Cooper has been a director since June 2015. Mr. Cooper is a member of the Corporate Governance and Nominating Committee. He is a founding partner of Capital Z Partners, a private equity firm focused on investing in the financial services sector. Prior to founding a predecessor of Capital Z Partners Management, LLC (“CZPM”) in 1990, Mr. Cooper was an investment banker in the Financial Institutions Group of Salomon Brothers. Mr. Cooper currently serves as a director of several CZPM portfolio companies. His qualifications to serve as a Director of the Company and a member of the Corporate Governance and Nominating Committee include his extensive experience as an investor in the financial services industry. Further, Mr. Cooper has developed an extensive network of contacts throughout the industry. He regularly speaks at industry conferences as an expert on acquisitions and investments in financial services companies.

(50)
Director since 2015

Randall E. Ganim
Director of Centrue Financial Corporation and Centrue Bank. He serves as a member of the Audit and Executive Committees. Retired. Formerly, CPA/Partner/Principal, CliftonLarsonAllen, LLP; formerly CPA/President/ Principal, Ganim, Meder, Childers & Hoering, P.C. As a Certified Public Accountant and business owner, Mr. Gamin’s professional qualifications meet the Securities and Exchange Commission’s (the “SEC’s”) definition of a “financial expert,” while his local roots in one of the Company’s key market areas provide him with a unique perspective on business development efforts.

(63)
Director since 2006

Richard C. Peterson
Director of Centrue Financial Corporation and Centrue Bank. He serves as a member and chairman of the Compensation Committee and member of the Audit Committee. Principal, RCP Consulting 1999 through present. Formerly, Chief Executive Officer, Newport Capital Bancorp, LLC from 2012 to 2013; formerly, Managing Principal and Co-Founder of Hermitage Capital Partners from 2009 to 2010; and Executive Vice President and Head of Community Banking, Banco Popular North America from 2000 to 2008. With 30 plus years of executive leadership within high profile banking organizations, Mr. Peterson’s qualifications and experience includes managing and co-founding a start-up private equity venture formed to acquire, re-capitalize and aggregate troubled community banks in the Chicago market which allows him to serve as a critical resource to the organization. In addition his leadership experience in retail banking and in increasing net income allows him to provide guidance on the Company’s customer acquisition and retention strategies.

(66)
Director since 2011

Dennis O. Battles
Director and Chairman of the Board of Centrue Financial Corporation and Centrue Bank. He also serves as a member and chairman of the Executive Committee and a member of the Compensation and Corporate Governance and Nominating Committees. With 30 plus years of banking experience, Mr. Battles retired from an executive position at US Bank in 2007. Prior to his retirement, he headed Corporate Banking for US Bank. In this position, he was accountable for corporate lending across the United States along with attendant corporate products including Treasury Management, International Banking, Foreign Exchange and Trading, Government Banking and Commercial Customer Service. Prior to its merger with US Bank, Mr. Battles was chief credit officer for Mercantile Bancorporation in St. Louis where he also held positions in Mergers and Acquisitions, Strategic Planning and regional/community banking. Mr. Battles’ qualifications and experience include more than 30 years of executive bank management experience, including serving as chief credit officer and head of corporate lending and managing responsibility for merger and acquisition activity and strategic planning, and allow him to provide critical insight and leadership on the Company’s highest level operating and strategic business decisions.

(70)
Director since 2012

Derek J. Ferber
Director of Centrue Financial Corporation since June 2015. He is a member of the Compensation Committee. Mr. Ferber has been in the financial industry since 2007. He is currently a senior analyst with FJ Capital Management. Prior to joining FJ Capital, Mr. Ferber was an equity research associate with Stifel, Nicolaus & Company, focusing on the financial institutions sector. His qualifications to serve as a director and a member of the Compensation Committee is based on his extensive financial expertise in the financial institutions sector and past board service.

(31)
Director since 2015

David J. Butler
Director of Centrue Financial Corporation and Centrue Bank since June 2015. He is a member and chairman of the Audit Committee. He also serves on the Corporate Governance and Nominating Committee. In 2014 he retired from his position as Audit Partner at KPMG LLP. Mr. Butler joined KPMG LLP in 1975. While there he served as the partner in charge of the St. Louis office financial services practice, Audit Partner in the Chicago office and Regional Professional Practice Partner. His qualifications to serve as a Director of the Company and a member of the Audit Committee include his strong audit experiences at KPMG LLP. Mr. Butler specialized in audit and risk advisory services for major financial services companies as well as risk management and professional practice issues. He also served on KPMG LLP’s Issue Council and Audit Leadership Team. Mr. Butler’s professional qualifications meet the Securities and Exchange Commission’s (the SEC’s”) definition of a “financial expert.”

(62)
Director since 2015

Kurt R. Stevenson
Director, President and Chief Executive Officer of Centrue Financial Corporation and Centrue Bank. He also serves on the Executive Committee. As the CEO of the Company, Mr. Stevenson’s qualifications and experience includes nearly 25 years of progressive experience with the Company. As the liaison between the board and management, Mr. Stevenson’s leadership role within the organization allows him to provide the board with critical insight and perspective on key strategic business initiatives. Mr. Stevenson served as Chief Financial Officer of Centrue Financial Corporation and Centrue Bank from 2000 to 2011.

(50)
Director since 2011

Scott C. Sullivan
Mr. Sullivan has been a director of Centrue Financial Corporation and Centrue Bank since 1996. Prior to that time he served as a director of Prairie Bancorp, Inc. He is a member and chairman of the Corporate Governance and Nominating Committee and member of the Compensation and Executive Committees. Mr. Sullivan holds a B.A. in Finance from the University of Notre Dame and a law degree from its law school. He is a licensed attorney and a senior partner of the law firm of WilliamsMcCarthy LLP where he concentrates his practice in corporate law and commercial litigation. He currently serves as a trustee of the Smith Charitable Foundation. Mr. Sullivan’s professional qualifications and expertise allow him to provide important insight and guidance to the board and management with respect to complex matters facing the Corporation and the Bank.

(62)
Director since 1996

Separation of the Chairman and Chief Executive Officer Roles and Board Oversight of Risk
The chairman and chief executive officer roles are currently separate. While the Company’s by-laws permit the chairman and the chief executive officer to be the same person, we believe separation of these roles provides important checks and balances for the CEO role and those areas reporting to the board. The board has delegated to the Audit Committee the responsibility of implementing internal audit controls and maintaining the safety, soundness and integrity of the institution by properly mitigating and managing risk. On a daily basis, these duties are the responsibilities of the chief risk officer. This individual has a direct reporting relationship to the chairman of the Audit Committee who, in turn, provides regular updates to the full board. In addition, the board receives regular updates from key business leaders in the organization on critical business issues as part of the board’s oversight function. From a leadership perspective, the board does interact periodically with key members of management through their participation in various board committee meetings. However, most routine matters are delegated to the CEO.
Board Committees and Meetings
Our board of directors met nine (9) times during 2016. During 2016 all directors attended at least seventy seven percent (77%) of the meetings of the board and the committees on which they served. Our board of directors has standing audit, compensation, corporate governance and nominating, and executive committees. Our board of directors has determined that the independent directors are Messrs. Battles, Butler, Cooper, Ferber, Ganim, Peterson, and Sullivan. Mr. Stevenson, our president and chief executive officer is a non-independent director.
The members of the board committees are:

Audit Committee	Corporate Governance and Nominating Committee
David J. Butler, Chairman	Scott C. Sullivan, Chairman
Randall E. Ganim	Dennis O. Battles
Richard C. Peterson	David J. Butler
Bradley E. Cooper

Compensation Committee	Executive Committee
Richard C. Peterson, Chairman	Dennis O. Battles, Chairman
Dennis O. Battles	Randall E. Ganim
Derek J. Ferber	Kurt R. Stevenson
Scott C. Sullivan	Scott C. Sullivan
All of our directors will hold office for the terms to which they were elected, or until their respective successors are duly elected and qualified. No member of the board of directors is related to any other member of the board of directors.
Audit Committee
The Audit Committee is responsible for assisting the board of directors with oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence and (4) the performance of our internal accounting function and independent auditors. The audit committee has the direct authority and responsibility to select, evaluate and, where appropriate, replace the independent auditors. The members of the audit committee are Messrs. Butler (Chairman), Ganim and Peterson. Each member of the compensation committee is independent. The committee met five times during 2016. The audit committee has a charter which is available on the Company’s website at www.centrue.com.
Compensation Committee
The members of the Compensation Committee are Messrs. Peterson (Chairman), Battles, Ferber and Sullivan. Each member of the Compensation Committee is independent. The committee met five times during 2016. The Compensation Committee has a charter which is available on the Company’s website at www.centrue.com.

The Compensation Committee is organized, and its members appointed, by the board of directors to carry out the responsibilities of the board of directors relating to the effective administration of the Company’s executive compensation and benefits programs, as well as the general oversight of the Company’s compensation program for all Company employees. The committee responsibilities include reviewing the performance of the CEO and compensation matters for our executive officers, except for those compensation matters for executive officers other than the chief executive officer delegated to the chief executive officer. The committee is responsible for providing oversight to ensure that the Company’s compensation, incentives and benefits are competitive and are aligned with Company goals so that such goals can be successfully achieved.

Items of daily management and decisions relating to company-wide compensation and benefits are delegated to Company management to the extent that it does not result in decisions that may materially benefit named executive officers in comparison with the overall employee population. The Company’s chief executive officer may implement salary changes for named executive officers within budgetary parameters, as delegated by the committee. The committee periodically reviews such information to ensure levels are reasonable and not excessive.

The Compensation Committee also periodically reviews director compensation. This oversight may be done in conjunction with or as delegated to the corporate governance committee or the full board of directors.
Corporate Governance and Nominating Committee
The members of the Corporate Governance and Nominating Committee are Messrs. Sullivan (Chairman), Battles, Butler and Cooper. Each member of the Corporate Governance and Nominating Committee is independent. This committee identifies individuals to become board members and selects, or recommends for the board's selection, director nominees to be presented for stockholder approval at the annual meeting of stockholders or to fill any vacancies. The Corporate Governance and Nominating Committee met two times during 2016.

Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee. The charter and principles are available on the Company’s website at www.centrue.com.

The Corporate Governance and Nominating Committee will consider director nominees recommended by stockholders. A stockholder who wishes to recommend a person or persons for consideration as a nominee for election to the board of directors must send a written notice by mail, c/o Corporate Governance and Nominating Committee, Centrue Financial Corporation, 122 West Madison Street, Ottawa, Illinois 61350 that sets forth: (1) the name, address (business and residence), date of birth and principal occupation or employment (present and for the past five years) of each person whom the stockholder proposes to be considered as a nominee; and (2) the number of shares of the common stock beneficially owned by the proposed nominee and the stockholder making the recommendation.

We may require any proposed nominee to furnish additional information as may be reasonably required to determine the qualifications of such proposed nominee to serve as a director of Centrue Financial Corporation. Stockholder recommendations will be considered only if received no less than 120 days or no more than 150 days before the one year anniversary of the date of the proxy statement sent to stockholders in connection with the previous year’s annual meeting of stockholders. The Corporate Governance and Nominating Committee will consider any nominee recommended by a stockholder in accordance with the preceding paragraph under the same criteria as any other potential nominee.

While the Corporate Governance and Nominating Committee seeks board members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity, the Company does not have a formal written diversity policy for director nominations. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated and be selected based upon contributions they can make to the board in performing its oversight responsibilities. The Corporate Governance and Nominating Committee uses a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgments of, the members of the Corporate Governance and Nominating Committee and our then current needs. We do not believe there would be any difference in the manner in which the committee evaluates nominees based on whether the nominee is recommended by a stockholder or not.
Executive Committee
Our board of directors has an Executive Committee of four directors. Messrs. Battles (Chairman), Ganim, Stevenson and Sullivan are the current members of the committee. The committee may act between board meetings as deemed necessary. The committee met once in 2016.
Code of Ethics
The Company has adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:
•Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, any regulatory authority and in other public communications we make;

•Compliance with applicable governmental laws, rules and regulations;

•The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

•Accountability for adherence to the code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of our Common Stock to file reports of ownership and changes of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports they file.  Based solely on a review of the reports we received, or written representations from certain reporting persons, we believe that with respect to 2016 and prior years all reports were timely filed other than: (i) Mr. Solon who sold 50 shares of stock which was subsequently reported on a Form 5 on February 8, 2017.

Item 11.         Executive Compensation
EXECUTIVE COMPENSATION SUMMARY
Philosophy
The Compensation Committee’s principal responsibilities include acting upon matters delegated to the committee by the full board and ensuring the alignment of compensation with the strategic objectives of the organization.
The Compensation Committee recognizes that the Company’s success is largely dependent on the selection, training and development of top caliber executive, managerial and professional talent.  The committee has established an objective that the Company’s executives are among the most highly qualified and talented professionals available in their respective areas of expertise, when compared to a peer group that represents competition for business and talent.
The Company believes successful compensation programs link business and compensation strategies with thought processes that address a broad array of program influences. This approach to strategy is a core value as it relates to how the Company competes with other organizations while meeting the needs of its customers.
Elements of Compensation and Determination of Payments
The Compensation Committee generally annually reviews and approves goals and objectives relevant to the incentive compensation plans of the chief executive officer and other executive officers of the organization. For the purposes of the committee’s oversight, executive officers include those individuals who are the annually named executive officers of the Company.
In determining the compensation and benefits of our executive officers, the following factors are generally taken into consideration: the performance of the executive officers in achieving short and long-term goals; payment of compensation commensurate with the ability and expertise of the executive officers; and payment of compensation that is competitive with similar companies. The foregoing factors, as well as others, are considered in determining the compensation and benefits plans of our executive officers.
The following elements include factors that will be considered when reviewing executive officer compensation and benefits: base salary, short-term incentives (bonuses), long-term incentives, officer benefits, retirement plan funding, perquisites and group insurance benefits.
Use of Consultants - From time to time, the compensation committee and management have engaged the services of McLagan, a subsidiary of Aon Hewitt, to assist in compensation reviews of executives and staff, review and design of incentive compensation and equity arrangements, and review of employment agreement arrangements.
The following is a general description of how each of these elements applies to our executive officers.
Base Salary - In determining the base salary of executive officers, the Compensation Committee defines base salary as the annualized regular cash compensation of an employee, excluding bonus awards, Company contributions to employee benefits plans, or other compensation not designated as salary. The Compensation Committee considers the individual job performance of the executive officers, as well as overall corporate performance, and salaries published by our peers and other third party consultants. Base salaries are generally reviewed and considered for adjustment on an annual basis, unless circumstances exist in which the executive is assuming a scope and degree of responsibilities materially greater or lesser than the executive’s present duties, or it is deemed that an adjustment is needed to meet marketplace demands. The committee may delegate base salary matters for executive officers, other than that of the chief executive officer, to the chief executive officer.
Short-Term Incentive Compensation (Cash Bonus) - The short-term incentive compensation program is intended to sustain management’s focus on the Company’s requirement for strategic long-range planning by encouraging attainment of annual goals. In the second quarter of 2014, after TARP-related restrictions were lifted, a short-term incentive compensation program was rolled out. The plan was designed by McLagan, a subsidiary of Aon Hewitt. The plan’s objective is to cover top officers (senior vice presidents and higher), as well as commercial producers, and be market competitive, regulatory compliant and aligned with the Company’s and bank’s strategic goals. Award opportunities for participants are defined as a percentage of base salary, determined based on market competitive practices. The program was designed with a three-year transition to phase-in award opportunities beginning in 2014 with the goal of being fully market competitive in the 2016 plan year. However, awards opportunities in 2016 mirrored those of 2015 and were not increased. In 2016, target incentive opportunities ranged from 5% to 30% of salary.
The Company maintains a retail-focused incentive plan primarily for the benefit of retail division employees.

Long-Term Incentive Compensation - Inclusion in the Company’s long-term incentive program is based on the recommendation of the chief executive officer and the Compensation Committee and is approved by the board of directors. On April 26, 2016, the board of directors, following the approval and recommendation of its compensation committee, approved awards in the aggregate of 29,134.5514 shares of restricted stock units (“Restricted Stock Unit”) for members of senior management under the 2015 Stock Compensation Plan. Under the terms of the grant, the shares of Restricted Stock may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee, except in the event of the death of the Grantee or by will or the laws of descent and distribution, until vesting. The grantees shall become two-thirds vested in May of 2018 with the remaining one-third to vest in May 2019. Thirteen individuals, including those named executive officers included in the Summary Compensation Table received awards, based on a percentage of their salary, in recognition of their efforts towards the Company’s successful performance, including its recapitalization, in 2015.
Officer Benefit Programs - Officer benefit programs focus on two general types of officer benefits: nonqualified retirement benefits and officer life insurance. Officer benefits are considered to be a critical component in attracting, retaining and motivating key talent.

In 2016, members of senior management were invited to participate in the Centrue Financial Corporation Executive Deferred Compensation Plan. Participants could defer up to 50% of salary and up to 100% of bonus into phantom company stock and/or a selection of Vanguard funds. Under the plan, the Company may make discretionary matching contributions with respect to a portion of the participant’s deferral and discretionary contributions that are not related to the participant’s deferrals. In 2016, the Company made no matching contributions to this plan. No trust was established for the plan. However, the plan is structured to allow for a rabbi trust. Participants may elect to receive distributions upon separation of service or upon normal retirement age (65) in a lump sum, over a five-year period or over a 10-year period. Participants have the option to take a distribution upon a change of control.

A small group of officers, including our chief executive officer, are covered by a split dollar plan which, subject to the achievement of certain conditions, pays out a portion of death benefits to the executives’ named beneficiaries.

Retirement Benefits - The Compensation Committee considers various benefits, including retirement benefits, in determining compensation. The primary retirement vehicle is the Company’s 401(k) plan which allows eligible participants to defer compensation up to annual IRS limits subject to non-discrimination testing. For Plan Year, the Company adopted a safe harbor status utilizing a matching formula in which the Company matched 100% of eligible deferrals up to 3% and matched 50% of the next 2% of eligible deferrals for a maximum Company match of 4% of eligible compensation.

Company executives participate in retirement plan programs in a manner consistent with plan provisions covering other employees. Currently, the Company does not provide executives with any supplemental executive retirement plan benefits.

Perquisites - Executive officers may have a limited number of perquisites made available to them. The main perquisites that may be offered are reimbursement of business expenses, country club expenses and employment agreements or change-in-control agreements.
Group Insurance Benefits - The Company offers a comprehensive employee benefits package for all eligible employees which includes group health (including a health savings account option), dental, vision, life, dependent life, short and long-term disability insurance and a flexible spending account plan (which terminated on December 31, 2016). Executive officers are afforded the same participation and rewards terms as all other eligible staff.
Total Rewards - The Company considers compensation a single package consisting of the parts described in this statement. When viewed in this manner, the organization is positioned to: 1) establish specific goals for each form of compensation, 2) project funding requirements consistent with the Company’s business strategies, and 3) administer the program with predetermined goals as a guide. Assuming strategic goals are met, the combined total rewards would be expected to be comparable to similarly sized banks within the Company’s market area. The approach to total rewards for 2016 reflected the desire to take steps toward a more normalized and market-competitive compensation and benefits package, in recognition of the Company’s improved financial performance and, specifically, to recognize and reward those key to that process.

Executive Compensation
The following table shows the compensation earned by the chief executive officer and the two other most highly compensated executive officers in 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurt R. Stevenson	2016	$345,500	$164,500	$146,250	$—	$—	$—	$11,989	$668,239
President & Chief	2015	$312,917	$133,950	$227,500	$—	$—	$—	$6,746	$681,113
Executive Officer (1)	2014	$288,750	$4,300	$—	$—	$—	$—	$3,116	$332,266
Daniel R. Kadolph	2016	$215,180	$76,020	$47,700	$—	$—	$—	$9,422	$348,322
EVP/Chief Financial	2015	$204,571	$71,956	$116,600	$—	$—	$—	$5,512	$398,639
Officer (2)	2014	$196,243	$23,000	$—	$—	$—	$—	$1,972	$219,243
John E. Christy	2016	$210,870	$76,400	$46,688	$—	$—	$—	$14,307	$348,265
EVP/Chief Lending	2015	$198,088	$73,062	$93,375	$—	$—	$—	$36,015	$400,540
Officer (3)	2014	$18,013	$17,100	$—	$—	$—	$—	$23,950	$219,779

(1)
Mr. Stevenson’s All Other Compensation figures for 2016, 2015, and 2014 represent imputed income related to Mr. Stevenson’s split dollar bank-owned life insurance (BOLI) policy. In addition, Mr. Stevenson’s All Other Compensation figures for 2016, 2015 and 2014 include employer 401(k) contributions of $10,600, $5,512 and $2,600, respectively.

(2)	Mr. Kadolph’s All Other Compensation figures for 2016, 2015 and 2014 include employer 401(k) contributions of $9,422, $5,512 and $1,972, respectively.

(3)
Mr. Christy’s 2016 All Other Compensation includes a taxable fringe benefit value of $10,913 plus $3,394 for taxes paid on Mr. Christy’s behalf by the Company on that benefit. Mr. Christy’s 2015 All Other Compensation includes $7,500 of regular earnings to pay for country club dues plus $4,389 to reflect taxes for a gross up; $13,978 to reflect the value of country club expenses paid by the Company; and $4,636 in taxes paid by the Company. Mr. Christy’s All Other Compensation figure for 2014 includes $8,975 in reimbursable moving expenses, $10,000 in taxable temporary housing reimbursements and $3,691 of taxes the Company paid on Mr. Christy’s behalf related to his temporary housing. In addition, Mr. Christy’s All Other Compensation figures for 2016, 2015 and 2014 include employer 401(k) contributions of $10,600, $5,512 and $1,284, respectively.

(4)
Amounts included in the 2016 Stock Awards reflect the fair market value of $16.72 for units of restricted stock granted on May 10, 2016. Under the terms of the grant, two-thirds of the units will vest on May 10, 2018 and the remaining one-third of the units will vest on May 10, 2019, assuming continued employment through such dates by the executive. Amounts included in 2015 Stock Awards reflect the fair market value of $17.75 for shares of restricted stock awards granted on November 4, 2015. Under the terms of the grant, the shares of restricted stock could not be sold, pledged or otherwise disposed of by the recipients until November 7, 2016, but the restricted stock was fully vested upon issuance.

Compensation of the Chief Executive Officer
Kurt R. Stevenson
During 2016, Kurt R. Stevenson served as the president and chief executive officer of Centrue Financial Corporation. Mr. Stevenson received a 12.6% salary increase from $325,000 to $366,000, retroactively effective on the payroll of July 1, 2016.

Mr. Stevenson received a bonus in December of 2016 for year 2016 performance in the amount of $164,500, a portion of which were amounts owed under the parameters of the short-term incentive compensation plan and a portion of which was at the discretion of the board of directors in recognition of exemplary performance for the period.

Mr. Stevenson was eligible for participation in company-sponsored benefits programs in 2016, including the Company’s group health, dental and vision coverage, group-term life insurance coverage, and company-sponsored retirement programs including the 401(k) and Profit Sharing Plan, as well as a non-qualified deferred compensation plan. Mr. Stevenson also holds a split-dollar BOLI policy which pays out a portion of death benefits to his named beneficiaries.

In May of 2016, Mr. Stevenson received 8,747.0096 restricted stock units at a fair market value of $16.72 of Centrue Financial Corporation restricted stock which was the equivalent of $146,250, or 45% of his then-current salary of $325,000. Under the terms of the grant, the shares of Restricted Stock may not be sold, assigned, transferred, pledged, or otherwise encumbered by Mr.

Stevenson, except in the event of his death or by will or the laws of descent and distribution, until vesting. He shall become two-thirds vested in May of 2018 with the remaining one-third to vest in May 2019.
Mr. Stevenson did not receive any stock options or compensation associated with a car allowance or country club dues in 2016.

The compensation and benefits package for 2016 for Mr. Stevenson was approved by the Company’s board of directors and was commensurate with his knowledge, skills and abilities, as supported by his professional experience and accomplishments, as well as the board’s belief in his ability to successfully lead the organization. The compensation committee has reviewed all components of the total compensation package of the chief executive officer and the other named executive officers in this proxy statement and believes them to be reasonable and not excessive.

Compensation of Other Executive Officers

Daniel R. Kadolph
During 2016, Daniel R. Kadolph served as the executive vice president and chief financial officer of Centrue Financial Corporation. Mr. Kadolph received a 3.0% salary increase from $212,000 to $218,360, effective on the payroll of July 1, 2016.

Mr. Kadolph received a bonus in December of 2016 for year 2016 performance in the amount of $76,020, a portion of which were amounts owed under the parameters of the short-term incentive compensation plan and a portion of which was at the discretion of the board of directors in recognition of exemplary performance for the period.

Mr. Kadolph was eligible for participation in company-sponsored benefits programs in 2016, including the Company’s group health, dental and vision coverage, group-term life insurance coverage and the 401(k) and Profit Sharing Plan, as well as a non-qualified deferred compensation plan.

In May of 2016, Mr. Kadolph received 2,852.8708 restricted stock units at a fair market value of $16.72 of Centrue Financial Corporation restricted stock which was the equivalent of $47,700, or 22.5% of his then-current salary of $212,000. Under the terms of the grant, the shares of Restricted Stock may not be sold, assigned, transferred, pledged, or otherwise encumbered by Mr. Kadolph except in the event of his death or by will or the laws of descent and distribution, until vesting. He shall become two-thirds vested in May of 2018 with the remaining one-third to vest in May 2019.

Mr. Kadolph did not receive any stock options or compensation associated with a car allowance or country club dues in 2016.

John E. Christy
During 2016, John E. Christy served as the executive vice president and chief lending officer. Mr. Christy received a 3.2% salary increase from $207,500 to $214,240, effective on the payroll of July 1, 2016.

Mr. Christy received a bonus in December of 2016 for year 2016 performance in the amount of $76,400, a portion of which were amounts owed under the parameters of the short-term incentive compensation plan and a portion of which was at the discretion of the board of directors in recognition of exemplary performance for the period.

Mr. Christy was eligible for participation in company-sponsored benefits programs in 2016, including the Company’s group health, dental and vision coverage, group-term life insurance coverage and the 401(k) and Profit Sharing Plan.

In May of 2016, Mr. Christy received 2,792.3146 restricted stock units at a fair market value of $16.72 of Centrue Financial Corporation restricted stock which was the equivalent of $46,687.50, or 22.5% of his then-current salary of $207,500. Under the terms of the grant, the shares of Restricted Stock may not be sold, assigned, transferred, pledged, or otherwise encumbered by Mr. Christy except in the event of his death or by will or the laws of descent and distribution, until vesting. He shall become two-thirds vested in May of 2018 with the remaining one-third to vest in May 2019.

Mr. Christy’s 2016 All Other Compensation of $14,307 includes Country Club expenses of $10,913 plus $3,394 in taxes paid by the Company.
Mr. Christy did not receive any stock options or compensation associated with a car allowance in 2016.

DIRECTOR COMPENSATION SUMMARY

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	$ (1)	$ (2)	$ (3)	$	$	$	$

Dennis O. Battles	$67,000	$10,000	$—	$—	$—	$—	$77,000
David J. Butler	$53,000	$10,000	$—	$—	$—	$—	$63,000
Bradley E. Cooper (4)	$7,250	$10,000	$—	$—	$—	$—	$17,250
Derek J. Ferber	$14,750	$10,000	$—	$—	$—	$—	$24,750
Randall E. Ganim	$36,500	$10,000	$—	$—	$—	$—	$46,500
Richard C. Peterson	$32,000	$10,000	$—	$—	$—	$—	$42,000
Scott C. Sullivan	$27,000	$10,000	$—	$—	$—	$—	$37,000

(1)
Includes fees related to bank committees including credit committee. As of December 31, 2016 participants in Centrue Financial Corporation Non-Employee Directors Deferred Compensation Plan, which became effective January 1, 2007 held the following shares in their accounts: Mr. Ganim - 81 shares; and Mr. Sullivan - 579 shares. There were no new deferrals into the Plan during 2016.

(2)	Restricted Stock Units ("RSUs") valued at $10,000 were granted to each independent director on May 10, 2016.

(3)
Stock Options were not granted to directors in 2016. As of December 31, 2016. the directors listed in the table above have the following number of options awards outstanding: Mr. Ganim - 166 shares; and Mr. Sullivan - 166 shares.

(4)	Fees are paid to Capital Z Partners III, L.P., not Mr. Cooper. RSUs grant was to Captial Z Partners III, L.P. not Mr. Cooper.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock at February 28, 2017, by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each director, by each executive officer named in the summary compensation table which can be found in Item 11 of this Form 10-K, and by all of our directors and executive officers as a group.

The following table is based on information supplied to us by the directors, officers and stockholders described above. The Company has determined beneficial ownership on the same basis used to calculate beneficial ownership under SEC rules. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of February 28, 2017 are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 6,513,694 shares outstanding as of February 28, 2017. Unless otherwise indicated, the address for each person listed below is 122 West Madison Street, Ottawa, Illinois 61350.

Name of Individual or	Amount and Nature of		Percent
Number of Individuals in Group	Beneficial Ownership (1)(2)(3)(7)		of Class
5% Stockholders
Capital Z Partners Centrue AIV, L.P.(a)	1,533,931		23.55%
142 West 57th Street, 3rd Floor
New York, NY 10019
FJ Capital Management, LLC(b)	636,911		9.78%
1313 Dolley Madison Boulevard, Suite 306
McLean, VA 22101
Stieven Capital Advisors, L.P.	635,710		9.76%
12412 Powerscourt Drive, Suite 250
St. Louis, MO 63131
Directors
Bradley E. Cooper(a)	1,533,931		23.55%
David J. Butler	1,598		*
Dennis O. Battles	6,848		*
Derek J. Ferber(b)	637,509		9.79%
Kurt R. Stevenson	39,146	(5)	*
Randall E. Ganim	9,740	(4)	*
Richard C. Peterson	8,931		*
Scott C. Sullivan	7,864	(6)	*
Other Named Executive Officers
John E. Christy	48,084		*
Daniel R. Kadolph	15,713		*
All directors and all executive officers as a group	2,371,047		36.40%
(15 persons)

* Less than 1%.

(a)Capital Z Partners Centrue AIV, L.P.
Capital Z Partners Centrue AIV, L.P., (“Capital Z AIV”) , is the record holder of 1,533,931 shares of the Company’s common stock. Capital Z Partners Management, LLC (“CZPM”) is the investment manager of Capital Z AIV. Capital Z Partners III GP, L.P. (“Cap Z GP LP”) is the sole general partner of Capital Z AIV. Capital Z Partners III GP, Ltd. (“Cap Z GP Ltd.”) is the sole general partner of Cap Z GP LP. Each of CZPM, Cap Z GP LP and Cap Z GP Ltd. may be deemed to beneficially own the shares of the Company’s common stock held by Capital Z AIV. Bradley E. Cooper and Robert A. Spass are founding partners of CZPM and shareholders of Cap Z GP Ltd. and may be deemed to beneficially own the shares of the Company’s common stock held by CZPM. Each of Messrs. Cooper and Spass disclaims beneficial ownership of the shares of the Company’s common stock held by Cap Z AIV.

(b)FJ Capital Management, LLC
Martin S. Friedman as managing member of FJ Capital Management, LLC holds voting power over the shares held by it. As an affiliate of FJ Capital Management, LLC, Mr. Ferber may be deemed to beneficially own the shares of the Company’s common stock held by FJ Capital Management, LLC. Each of Messrs. Friedman and Ferber disclaims beneficial ownership of the shares of the Company’s common stock held by FJ Capital Management, LLC.

(1)
The information contained in this column is based upon information furnished to us by the persons named above and the members of the designated group. Amounts reported include shares held directly as well as shares which are held in retirement accounts and shares held by members of the named individuals’ families or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective individual may be deemed to have sole or shared voting and/or investment power. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership or voting and investment power over included shares.

(2)
Amounts shown include shares obtainable as of February 28, 2017 (or obtainable within 60 days of February 28, 2017) through the exercise of options to purchase shares of common stock granted under the Company’s stock option plans as follows: Mr. Ganim-166 shares; and Mr. Sullivan-166 shares. Option holders have the sole power to exercise their respective options and would also be entitled to exercise sole voting and investment power over the shares issued upon the exercise of such options.

(3)
Amounts shown also include phantom shares obtainable as of February 28, 2017 (or obtainable within 60 days of February 28, 2017) in accordance with the terms of the Company’s non-employee directors’ deferred compensation plan and the executive deferred compensation plan to participants as follows: Mr. Ganim- 81 shares; Mr. Stevenson-392 shares; and Mr. Sullivan- 579 shares.

(4)	Includes 533 shares held by Mr. Gamin’s spouse, over which Mr. Ganim has no voting or investment power.

(5)
Includes 20,847 shares held by Mr. Stevenson jointly with his spouse, over which shares Mr. Stevenson has shared voting and investment power. Also includes 299 shares held by Mr. Stevenson in his 401(k) retirement plan.

(6)	Includes 806 shares held by Mr. Sullivan’s spouse and 32 shares held by members of Mr. Sullivan’s family, over which shares Mr. Sullivan has shared voting and investment power.

(7)
Restricted Stock Units were granted May 10, 2016 to each of the Company’s independent directors totaling 598 RSUs. The named executive officers received RSUs granted May 10, 2016: Mr. Stevenson - 8,747; Mr. Kadolph - 2,853; and Mr. Christy - 2,792.

(8)	Footnotes (2) through (7) are incorporated herein.

Item 13.         Certain Relationships and Related Transactions, and Director Independence
DIRECTOR INDEPENDENCE
Our board of directors has determined that the independent directors are Messrs. Battles, Butler, Cooper, Ferber, Ganim, Peterson, and Sullivan. Mr. Stevenson, our president and chief executive officer is a non-independent director.
TRANSACTIONS WITH MANAGEMENT
The Company’s Audit Committee charter requires the review of all related party transactions, other than Regulation O transactions.
Several of our directors and executive officers (including their affiliates, families and companies in which they are principal owners, officers or directors) were loan customers of, and had other transactions with, us and our subsidiary in the ordinary course of business. These loans and lines of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.

RELATED PARTY TRANSACTIONS
In connection with the Company’s recapitalization during March 2015, by virtue of their investment in the Company each of the following five percent (5%) stockholders of the Company became related parties of the Company, and with respect to these stockholders the recapitalization was a related party transaction. The number of shares shown below are prior to the 1:30 reverse stock split.
In accordance with the terms of the agreements memorializing the Company's recapitalization, Capital Z Partners Centrue AIV, L.P. has the right to select one nominee to be slated for election to the Company's board of directors, and the other investors in the recapitalization have the right (selecting as a single class) to select two nominees to be slated for election to the Company's board of directors. Capital Z Partners Centrue AIV, L.P. selected Mr. Cooper. Mr. Cooper is a founding partner of CZPM and an affiliate of Capital Z Partners Centrue AIV, L.P. The other investors selected Mr. Ferber. Mr. Ferber is affiliated with FJ Capital Management, LLC. Other than the recapitalization and the arrangements related to board nominations, there are no arrangements or understandings between the Company and any related party.
Related party transactions are reviewed by our Corporate Governance and Nominating Committee, with the committee provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and to the relevant related party. In determining whether to approve a related party transaction, the committee will consider, among other factors, the following factors to the extent relevant to the related party transaction (i) whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party; (ii) whether there are business reasons for the Company to enter into the transaction; (iii) whether the related party transaction would impair the independence of an outside director; and (iv) whether the related party transaction would present an improper conflict of interests for any director or executive officer of the Company, taking into account the size of the transaction, the financial situation of the director, executive officer or related party, the direct or indirect nature of the interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the committee deems relevant.
Any member of the committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may participate in discussions of the transaction. After review, the committee may determine to permit or to prohibit the related party transaction.
A related party transaction entered into without pre-approval of the committee shall not be deemed to violate this policy, or be invalid or unenforceable, so long as the transaction is brought to the committee as promptly as reasonably practical after it is entered into or after it becomes reasonably apparent that the transaction is covered by this policy.

Item 14.     Principal Accountant Fees and Services
Audit Fees
Audit fees and expenses billed to the Company by Crowe Horwath LLP for the audit of the Company’s financial statements for 2016 and 2015 were $306,825 and $405,350. The audit services also include the review of financial statements included in our quarterly reports on Form 10-Q and other services normally performed by independent registered public accounting firms in connection with statutory and regulatory filings.

Tax Fees
Tax fees and expenses billed to the Company for fiscal years 2016 and 2015 were $50,800 and $51,100 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company’s federal and state income tax returns for the previous fiscal periods and inclusive of expenses.

All Other Fees
Fees and expenses billed to the Company for fiscal years 2016 and 2015 were $0 and $17,000 for all other services, which primarily consisted of the audit of the benefit plans.

The Audit Committee, after consideration of the matter, does not believe that the rendering of these services by Crowe Horwath LLP to be incompatible with maintaining its independence as our principal accountant. In accordance with Section 10A(i) of the Exchange Act, before Crowe Horwath LLP is engaged by us to render audit or non-audit services, the engagement is approved by our audit committee. None of the audit-related, tax and other services described above were required to be approved by the audit committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated its pre-approval authority to the chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Ottawa, State of Illinois on March 2, 2017.

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

Signatures	Title	Date

/s/ Kurt R. Stevenson	President and Chief Executive Officer	March 2, 2017
Kurt R. Stevenson	(Principal Executive Officer)

/s/ Daniel R. Kadolph	Executive Vice President and Chief Financial Officer	March 2, 2017
Daniel R. Kadolph	(Principal Accounting and Financial Officer)

/s/ Dennis O. Battles	Director	March 2, 2017
Dennis O. Battles

/s/ David J. Butler	Director	March 2, 2017
David J. Butler

/s/ Bradley E. Cooper	Director	March 2, 2017
Bradley E. Cooper

/s/ Scott C. Sullivan	Director	March 2, 2017
Scott C. Sullivan

/s/ Derek J. Ferber	Director	March 2, 2017
Derek J. Ferber

/s/ Randall E. Ganim	Director	March 2, 2017
Randall E. Ganim

/s/ Richard C. Peterson	Director	March 2, 2017
Richard C. Peterson
* Signed by Power of Attorney

Centrue Financial Corporation
Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 26, 2017, among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and Centrue Financial Corporation (filed as Exhibit to Form 8-K filed January 26, 2017)

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

10.15	Form of Waiver of Senior Executive Officers [incorporated by reference from Form 8-K filed on January 14, 2009].
10.16	Form of Omnibus Amendment Agreement [incorporated by reference from Form 8-K filed on January 14, 2009].
10.17	Centrue Financial Corporation Annual Cash Bonus Plan.*
10.18	Form of 2015 Stock Compensation Plan Restricted Stock Agreement. (filed as Exhibit to Form 8-K, filed November 4, 2015)
10.19	Employment Agreement, dated April 29, 2016, between Centrue Financial Corporation, Inc. and Kurt R. Stevenson. (filed as Exhibit to Form 8-K, filed May 2, 2016)

10.20	Employment Agreement, dated April 29, 2016, between Centrue Financial Corporation, Inc. and Daniel R. Kadolph. (filed as Exhibit to Form 8-K, filed May 2, 2016)
10.21	Employment Agreement, dated April 29, 2016, between Centrue Financial Corporation, Inc. and John E. Christy. (filed as Exhibit to Form 8-K, filed May 2, 2016)
10.22	Centrue Financial Corporation 2015 Stock Compensation Plan Restricted Stock Units Agreement. (filed as Exhibit to Form 10-Q for the period ending March 31, 2016)
10.23	Securities Purchase Agreement by and between OSK, LLC and Centrue Financial Corporation, dated October, 27, 2016 (filed as Exhibit to Form 8-K, filed November 2, 2016)
10.24
Voting and Support Agreement, dated as of January 26, 2017, among Midland States Bancorp, Inc., Sentinel Acquisition, LLC and the Principal Stockholders named therein (filed as Exhibit to Form 8-K filed January 26, 2017)

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
101
The following financial statements from the Centrue Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements.

*	Filed with Form S-1 on September 25, 2015.