Form 10-Q
period 2017-03-31
CENTRUE FINANCIAL CORP
filed 2017-05-10
CIK 1019650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ✓]
		Emerging growth company	[ ✓]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [✓].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at May 10, 2017
Common Stock, Par Value $0.01	6,513,694

Centrue Financial Corporation
Form 10-Q Index
March 31, 2017

CENTRUE FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUE AND SHARE DATA)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$31,237	$22,507
Securities available-for-sale	156,302	165,927
Restricted securities	8,019	9,860
Loans, net of allowance for loan loss: 2017 - $8,944; 2016 - $8,904	679,148	676,871
Bank-owned life insurance	36,203	35,986
Mortgage servicing rights	1,993	2,033
Premises and equipment, net	16,150	16,371
Other real estate owned, net	4,911	5,042
Deferred tax assets, net	34,100	35,035
Other assets	7,688	8,147
Total assets	$975,751	$977,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing	$152,196	$152,524
Interest-bearing	576,293	587,522
Total deposits	728,489	740,046
Federal funds purchased and securities sold under agreements to repurchase	11,303	11,168
Federal Home Loan Bank advances	93,000	85,000
Series B mandatory redeemable preferred stock	209	209
Subordinated debentures	10,310	10,310
Other liabilities	4,037	4,117
Total liabilities	847,348	850,850

Commitments and contingent liabilities	—	—

Stockholders' equity
Series D Fixed Rate, Non-Cumulative Perpetual Preferred Stock,
2,636 shares authorized and issued at March 31, 2017 and
December 31, 2016; aggregate liquidation preference of $2,636	2,636	2,636
Common stock, $0.01 par value; 215,000,000 shares authorized;
6,581,544 shares issued at March 31, 2017 and December 31, 2016	66	66
Surplus	140,711	140,664
Retained earnings	4,022	3,029
Accumulated other comprehensive loss	(2,906)	(3,340)
	144,529	143,055
Treasury stock, at cost, 67,850 shares at March 31, 2017
and December 31, 2016	(16,126)	(16,126)
Total stockholders' equity	128,403	126,929
Total liabilities and stockholders' equity	$975,751	$977,779

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans	$7,403	$7,029
Securities
Taxable	677	829
Exempt from federal income taxes	22	23
Federal funds sold and other	5	32
Total interest income	8,107	7,913

Interest expense
Deposits	376	263
Federal funds purchased and securities sold under
agreements to repurchase	7	12
Federal Home Loan Bank advances	227	230
Series B mandatory redeemable preferred stock	3	4
Subordinated debentures	95	142
Total interest expense	708	651

Net interest income	7,399	7,262
Provision for loan losses	—	300
Net interest income after provision for loan losses	7,399	6,962

Noninterest income
Service charges	852	945
Mortgage banking income	248	200
Electronic banking services	610	633
Bank-owned life insurance	217	223
Securities gains, net	—	37
Income from real estate	69	110
Gain on sale of OREO	2	48
Other income	142	67
	2,140	2,263

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2017	2016
Noninterest expense
Salaries and employee benefits	4,278	4,304
Occupancy, net	632	680
Furniture and equipment	269	256
Marketing	37	35
Supplies and printing	45	58
Telephone	192	204
Data processing	471	423
FDIC insurance	77	157
Loan processing and collection costs	101	58
OREO carrying costs	93	91
OREO valuation adjustment	10	16
Amortization of intangible assets	—	238
Other expenses	1,606	1,346
	7,811	7,866

Income before income taxes	$1,728	$1,359
Income tax expense	669	441
Net income	$1,059	$918

Preferred stock dividends	82	82
Net income for common stockholders	$977	$836

Basic earnings per common share	$0.15	$0.13
Diluted earnings per common share	$0.15	$0.13

Total comprehensive income:
Net income	$1,059	$918

Change in unrealized gains
on securities available for sale	710	1,195
Reclassification adjustment for losses (gains)
recognized in income	—	(37)
Net unrealized gains	710	1,158
Tax effect	276	451
Other comprehensive income	434	707
Total comprehensive income	$1,493	$1,625

See Accompanying Notes to Consolidated Financial Statements

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	1,059	918
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	277	295
Amortization of intangible assets	—	238
Amortization of mortgage servicing rights, net	68	66
Amortization of bond premiums, net	403	304
Share based compensation	64	—
Provision for loan losses	—	300
Provision for deferred income taxes	659	441
Earnings on bank-owned life insurance	(217)	(223)
OREO valuation adjustment	10	16
Securities gains, net	—	(37)
Gain on sale of OREO	(2)	(48)
Proceeds from sales of loans held for sale	4,546	3,729
Origination of loans held for sale	(4,409)	(3,084)
Gain on sale of loans	(137)	(92)
Change in assets and liabilities
Decrease (increase) in other assets	418	(84)
Decrease in other liabilities	(77)	(463)
Net cash provided by operating activities	2,662	2,276
Cash flows from investing activities
Proceeds from paydowns of securities available for sale	9,945	7,112
Proceeds from calls and maturities of securities available for sale	—	115
Proceeds from sales of securities available for sale	—	5,016
Purchases of securities available for sale	—	(9,680)
Redemption of Federal Home Loan Bank stock	3,080	—
Purchase of Federal Home Loan Bank stock	(1,215)	—
Purchase of Federal Reserve Bank stock	(24)	(983)
Net increase in loans	(2,277)	(15,746)
Purchase of premises and equipment	(56)	(78)
Proceeds from sale of OREO	119	1,166
Net cash (used in) provided by investing activities	9,572	(13,078)

CENTRUE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net increase (decrease) in deposits	(11,557)	10,765
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	135	(3,157)
Net proceeds (repayments) of advances from the Federal Home Loan Bank	8,000	(1,000)
Dividends paid on preferred stock	(82)	(82)
Net cash (used in) provided by financing activities	(3,504)	6,526
Net decrease in cash and cash equivalents	8,730	(4,276)
Cash and cash equivalents
Beginning of period	22,507	27,655
End of period	$31,237	$23,379
Supplemental disclosures of cash flow information
Cash payments for
Interest	$835	$692
Income taxes	—	57
Loan transfers from branch assets held for sale	—	(603)
Premises and equipment transferred from branch assets held for sale	—	(36)

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
For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and Centrue Bank. Intercompany balances and transactions have been eliminated in consolidation and certain 2016 amounts have been reclassified to conform to the 2017 presentation. The annualized results of operations during the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017. All financial information in the following tables is in thousands (000s), except share and per share data. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included.
Recent Accounting Pronouncements
The Company has elected to comply with new and amended accounting pronouncements in the same manner as a private company under its status as an emerging growth company, as such the effective dates presented below are the dates the accounting standards become effective for the Company.
In March 2017, the FASB amended existing guidance (ASU 2017-08) to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 with early adoption permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.
In August 2016, the FASB issued amended guidance (ASU 2016-15) to clarify the classification of certain items with an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. Management is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

In June 2016 the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as CECL. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (HTM) debt securities. Under the provisions of the update credit losses recognized on available for sale (AFS) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For the Company, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020. and interim periods within fiscal years beginning after December 15, 2021. Management is in the process of developing an implementation plan for CECL and estimating the impact on the Company’s financial position, results of operations and cash flows as well as its required disclosures.
In March 2016, the FASB issued an update (ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.) The guidance in this update affects any entity that issues share-based payment awards to its employees and is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.
In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Management is currently evaluating the impact on the consolidated financial statements and related disclosures.
Note 2. Earnings Per Share
A reconciliation of the numerators and denominators for earnings per common share computations for the three months ended March 31, 2017 and 2016 is presented below. Options to purchase 332 and 1,992 shares of common stock were outstanding for March 31, 2017 and 2016, respectively; but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price and, therefore, were anti-dilutive. Of the 33,321 shares of restricted stock units issued, 12,376 shares were considered dilutive for the three month period ended March 31, 2017.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Three Months Ended March 31,
	2017	2016
Basic Earnings Per Common Share
Net income	$1,059	$918
Preferred stock dividends	(82)	(82)
Net income for common shareholders	$977	$836
Weighted average common shares outstanding	6,513,694	6,513,694
Basic earnings per common share	$0.15	$0.13
Diluted Earnings Per Common Share
Weighted average common shares outstanding	6,513,694	6,513,694
Add: dilutive effect of restricted stock units	12,376	—
Weighted average common and dilutive
potential shares outstanding	6,526,070	6,513,694
Diluted earnings per common share	$0.15	$0.13

Note 3. Securities
The primary strategic objective related to the Company's securities portfolio is to assist with liquidity and interest rate risk management. The fair value of the securities classified as available-for-sale was $156.3 million at March 31, 2017 compared to $165.9 million at December 31, 2016. The carrying value of securities classified as restricted (Federal Reserve and Federal Home Loan Bank stock) was $8.0 million at March 31, 2017 compared to $9.9 million at December 31, 2016. The Company does not have any securities classified as trading or held-to-maturity.
The following table summarizes the fair value of available-for-sale securities, the related gross unrealized gains and losses recognized in accumulated other comprehensive income, and the amortized cost at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$12,680	$—	$(487)	$12,193
States and political subdivisions	9,120	3	(25)	9,098
U.S. government agency residential
mortgage-backed securities	119,082	134	(862)	118,354
Collateralized residential mortgage obligations:
Agency	13,692	8	(73)	13,627
Equity securities	2,703	348	(21)	3,030
	$157,277	$493	$(1,468)	$156,302

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$12,680	$—	$(609)	$12,071
States and political subdivisions	9,127	2	(64)	9,065
U.S. government agency residential
mortgage-backed securities	128,550	90	(1,327)	127,313
Collateralized residential mortgage obligations:
Agency	14,566	—	(110)	14,456
Equity securities	2,689	354	(21)	3,022
	$167,612	$446	$(2,131)	$165,927
The amounts below include the activity for available-for-sale securities related to sales, maturities and calls:

	Three Months Ended March 31,
	2017	2016
Proceeds from calls and maturities	$—	$115
Proceeds from sales	—	5,016
Realized gains	—	37
Realized losses	—	—
Net impairment loss recognized in earnings	—	—

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date and equity securities are shown separately.

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$3,431	$3,430
Due after one year through five years	3,784	3,776
Due after five years through ten years	14,585	14,085
Due after ten years	—	—
U.S. government agency residential mortgage-backed securities	119,082	118,354
Collateralized residential mortgage obligations	13,692	13,627
Equity	2,703	3,030
	$157,277	$156,302

Securities with unrealized losses not recognized in income are as follows presented by length of time individual securities have been in a continuous unrealized loss position:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$12,193	$(487)	$—	$—	$12,193	$(487)
States and political subdivisions	5,221	(25)	—	—	5,221	(25)
U.S. government agency residential
mortgage-backed securities	75,122	(640)	17,367	(222)	92,489	(862)
Collateralized residential mortgage
obligations: Agency	8,182	(73)	—	—	8,182	(73)
Equity securities	—	—	3,030	(21)	3,030	(21)
Total temporarily impaired	$100,718	$(1,225)	$20,397	$(243)	$121,115	$(1,468)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$12,071	$(609)	$—	$—	$12,071	$(609)
States and political subdivisions	5,691	(64)	—	—	5,691	(64)
U.S. government agency residential
mortgage-backed securities	92,400	(1,178)	9,379	(149)	101,779	(1,327)
Collateralized residential mortgage
obligations: Agency	12,559	(110)	—	—	12,559	(110)
Equity securities	2,568	(21)	—	—	2,568	(21)
Total temporarily impaired	$125,289	$(1,982)	$9,379	$(149)	$134,668	$(2,131)

Unrealized losses associated with these securities are primarily due to changes in interest rates and market volatility, and the government agencies and government sponsored entities ("GSE") have not experienced significant adverse events that would call into question their ability to repay those debt obligations according to contractual terms. Further, because the Company does not have the intent to sell these bonds and it is more likely than not that it will not be required to sell the securities before their anticipated recovery of their amortized cost bases, the Company does not consider these securities to be other-than temporarily impaired as of March 31, 2017 or December 31, 2016.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 4. Loans
The major classifications of loans follow:

	Aggregate Principal Amount
	March 31, 2017	December 31, 2016
Commercial	$92,004	80,287
Agricultural & AG RE	45,283	49,121
Construction, land & development	25,994	28,771
Commercial RE	438,933	439,326
1-4 family mortgages	82,809	85,152
Consumer	3,069	3,118
Total Loans	$688,092	685,775
Allowance for loan losses	(8,944)	(8,904)
Loans, net	$679,148	676,871

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
The following table presents the commercial loan portfolio by internal risk rating:

March 31, 2017
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$26,521	$63,072	$45,283	$25,901	$187,274	$243,071	$591,122
Special Mention	674	764	—	—	3,532	1,839	6,809
Substandard	160	813	—	93	149	3,068	4,283
Doubtful	—	—	—	—	—	—	—
Total	$27,355	$64,649	$45,283	$25,994	$190,955	$247,978	$602,214

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016
	Commercial				Commercial Real Estate
Internal Risk Rating	Closed-end	Lines of Credit	Agriculture & AG RE	Construction, Land & Development	Owner- Occupied	Non-Owner Occupied	Total
Pass	$24,984	$53,256	$49,121	$28,652	$194,458	$236,423	$586,894
Special Mention	687	764	—	—	1,390	3,824	6,665
Substandard	175	421	—	119	151	3,080	3,946
Doubtful	—	—	—	—	—	—	—
Total	$25,846	$54,441	$49,121	$28,771	$195,999	$243,327	$597,505

The following table presents the Retail Residential Loan Portfolio by Internal Risk Rating:

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
March 31, 2017
Unrated	$41,704	$36,478	$78,182
Special mention	78	85	163
Substandard	3,990	474	4,464
Doubtful	—	—	—
Total	$45,772	$37,037	$82,809

	Residential -- 1-4 family
	Senior Lien	Jr. Lien & Lines of Credit	Total
December 31, 2016
Unrated	$42,772	$37,561	$80,333
Special mention	89	13	102
Substandard	3,969	748	4,717
Doubtful	—	—	—
Total	$46,830	$38,322	$85,152

The retail residential loan portfolio is generally unrated. Delinquency is a typical factor in adversely risk rating a credit to a special mention or substandard.

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 follows:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2017
Beginning Balance	$1,231	$120	$645	$5,168	$1,736	$4	$8,904
Charge-offs	—	—	—	—	(55)	—	(55)
Recoveries	32	—	4	54	5	—	95
Provision	233	(32)	(77)	(442)	320	(2)	—
Ending Balance	$1,496	$88	$572	$4,780	$2,006	$2	$8,944

	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
March 31, 2016
Beginning Balance	$648	$97	$523	$5,681	$1,628	$14	$8,591
Charge-offs	—	—	—	(503)	(9)	(3)	(515)
Recoveries	44	54	19	445	36	—	598
Provision	60	(32)	(26)	(82)	387	(7)	300
Ending Balance	$752	$119	$516	$5,541	$2,042	$4	$8,974

The following is an analysis on the balance in the allowance for loan losses and the recorded investment in impaired loans by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$724	$—	$59	$575	$1,184	$—	$2,542
Loans collectively evaluated for impairment	772	88	513	4,205	822	2	6,402
Total allowance balance:	$1,496	$88	$572	$4,780	$2,006	$2	$8,944

Loan balances:
Loans individually evaluated for impairment	$975	$—	$103	$3,230	$4,550	$—	$8,858
Loans collectively evaluated for impairment	91,029	45,283	25,891	435,703	78,259	3,069	679,234
Total loans balance:	$92,004	$45,283	$25,994	$438,933	$82,809	$3,069	$688,092

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016	Commercial	Agriculture & AG RE	Construction, Land & Development	Commercial RE	1-4 Family Residential	Consumer	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$493	$—	$60	$92	$488	$—	$1,133
Loans collectively evaluated for impairment	738	120	585	5,076	1,248	4	7,771
Total allowance balance:	$1,231	$120	$645	$5,168	$1,736	$4	$8,904

Loan balances:
Loans individually evaluated for impairment	$598	$—	$129	$451	$1,709	$—	$2,887
Loans collectively evaluated for impairment	79,689	49,121	28,642	438,875	83,443	3,118	682,888
Total loans balance:	$80,287	$49,121	$28,771	$439,326	$85,152	$3,118	$685,775

Troubled Debt Restructurings:
The Company had troubled debt restructurings (“TDRs”) of $5.9 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively. Specific reserves were $1.3 million at March 31, 2017 and immaterial at December 31, 2016. At March 31, 2017 nonaccrual TDR loans were $5.9 million and $0.1 million at December 31, 2016. There were $0.02 million of TDRs on accrual at March 31, 2017 and December 31, 2016. The Company had no commitments to lend additional amounts to a customer with an outstanding loan that is classified as TDR as of March 31, 2017 and December 31, 2016.
Over the course of a period, the terms of certain loans may be modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan to a below market rate or the payment modification to interest only. A modification involving a reduction of the stated interest rate of the loan would be for periods ranging from 6 months to 16 months. During the three months ended March 31, 2017 there were $5.8 million loans modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016.

The following table presents the loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
CRE - all other
Non-owner occupied	2	2,770	2,770
1-4 family residential
Senior lien	1	3,011	3,011
Total	3	$5,781	$5,781

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In the three months ended March 31, 2017 and the three months ended March 31, 2016 there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The Company evaluates loan modifications to determine if the modification constitutes a troubled debt restructure. A loan modification constitutes a troubled debt restructure if the borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability of default in the foreseeable future without the Company granting a modification. This evaluation is performed under the Company’s internal underwriting guidelines. TDRs are separately identified for impairment disclosures. If a loan is considered to be collateral dependent loan, the TDR is reported, net, at the fair value of the collateral.
The following tables present data on impaired loans:

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$10	$10	$—	$3	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	32	209	—	28	—	—
CRE - all other
Owner occupied	133	275	—	41	3	3
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	363	381	—	218	—	—
Jr. lien & lines of credit	270	270	—	166	1	1
Consumer	—	—	—	—	—	—
Subtotal	808	1,145	—	456	4	4

Loans with an allowance recorded:
Commercial
Closed-end	$150	$150	$104	$123	$—	$—
Line of credit	814	814	620	484	4	3
Agricultural & AG RE	—	—	—	—	—	—
Construction, land & development	72	72	59	70	1	—
CRE - all other
Owner occupied	16	16	16	217	—	—
Non-owner occupied	3,081	3,080	559	989	36	22
1-4 family residential
Senior lien	3,640	3,640	1,005	1,463	32	20
Jr. lien & lines of credit	277	277	179	330	3	3
Consumer	—	—	—	—	—	—
Subtotal	8,050	8,049	2,542	3,676	76	48
Total	$8,858	$9,194	$2,542	$4,132	$80	$52

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Loans with no related allowance recorded:
Commercial
Closed-end	$—	$—	$—	$—	$—	$—
Line of credit	—	—	—	—	—	—
Agricultural & AG RE	—	—	—	85	—	—
Construction, land & development	57	235	—	19	—	—
CRE - all other
Owner occupied	134	134	—	9	7	9
Non-owner occupied	—	—	—	—	—	—
1-4 family residential
Senior lien	331	349	—	180	—	—
Jr. lien & lines of credit	433	433	—	116	7	7
Consumer	—	—	—	—	—	—
Subtotal	955	1,151	—	409	14	16

Loans with an allowance recorded:
Commercial
Closed-end	$175	$175	$110	$135	$4	$4
Line of credit	423	422	383	293	26	25
Agricultural & AG RE	—	—	—	80	—	—
Construction, land & development	72	72	60	84	4	1
CRE - all other
Owner occupied	17	17	17	313	—	—
Non-owner occupied	300	300	75	1,110	—	—
1-4 family residential
Senior lien	629	629	298	862	19	19
Jr. lien & lines of credit	316	316	190	349	14	14
Consumer	—	—	—	1	—	—
Subtotal	1,932	1,931	1,133	3,227	67	63
Total	$2,887	$3,082	$1,133	$3,636	$81	$79
The Company determined that there were $0.9 million of loans that were classified as impaired but were considered to be performing (i.e., loans which are accruing interest) loans at March 31, 2017 compared to $1.3 million at December 31, 2016.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table represents information related to loan portfolio aging:

March 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$—	$664	$150	$814	$26,541	$27,355
Line of credit	—	298	348	646	64,003	64,649
Agricultural & AG RE	—	—	—	—	45,283	45,283
Construction, land & development	181	—	32	213	25,781	25,994
CRE - all other
Owner occupied	71	735	149	955	190,000	190,955
Non-owner occupied	645	—	2,770	3,415	244,563	247,978
1-4 family residential
Senior lien	1,162	195	3,969	5,326	40,446	45,772
Jr. lien & lines of credit	169	56	546	771	36,266	37,037
Consumer	1	—	—	1	3,068	3,069
Total	$2,229	$1,948	$7,964	$12,141	$675,951	$688,092

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due or Nonaccrual	Total Past Due	Current	Total Loans
Commercial
Closed-end	$20	$—	$122	$142	$25,704	$25,846
Line of credit	—	—	—	—	54,441	54,441
Agricultural & AG RE	—	—	—	—	49,121	49,121
Construction, land & development	133	—	57	190	28,581	28,771
CRE - all other
Owner occupied	—	—	151	151	195,848	195,999
Non-owner occupied	588	—	—	588	242,739	243,327
1-4 family residential
Senior lien	664	152	577	1,393	45,437	46,830
Jr. lien & lines of credit	432	19	705	1,156	37,166	38,322
Consumer	—	—	—	—	3,118	3,118
Total	$1,837	$171	$1,612	$3,620	$682,155	$685,775
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans past due over 90 days and still accruing interest at March 31, 2017 or at December 31, 2016.
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

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
U.S. government agencies	$12,193	$—	$12,193	$—
State and political subdivisions	9,098	—	6,431	2,667
U.S. government agency residential
mortgage-backed securities	118,354	—	118,354	—
Collateralized mortgage obligations:
Agency	13,627	—	13,627	—
Equities	3,030	—	3,030	—
Available-for-sale securities	$156,302	$—	$153,635	$2,667

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
U.S. government agencies	$12,071	$—	$12,071	$—
State and political subdivisions	9,065	—	6,398	2,667
U.S. government agency residential
mortgage-backed securities	127,313	—	127,313	—
Collateralized mortgage obligations:
Agency	14,456	—	14,456	—
Equities	3,022	—	3,022	—
Available-for-sale securities	$165,927	$—	$163,260	$2,667
There were no transfers between Level 1 and Level 2 during the first three months of 2017 and all of 2016.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
For the periods ended March 31, 2017 and December 31, 2016, the Company had $2.7 million of local school district bonds that are measured at fair value on a recurring basis using unobservable inputs. The Company utilizes non binding broker quotes for the fair value determination of these school district bonds. These school district bond balances are the only asset of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

Assets Measured at Fair Value on a Non-Recurring Basis
The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans
Commercial
Closed-end	$10	$—	$—	$10
Line of credit	194	—	—	194
CRE - construction, land & development	12	—	—	12
CRE - all other
Non-owner occupied	2,299	—	—	2,299
1-4 family residential
Senior lien	2,464	—	—	2,464
OREO property
CRE - construction, land & development	568	—	—	568
CRE - all other
Non-owner occupied	55	—	—	55
1-4 family residential
Senior lien	38	—	—	38

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Carrying Amount	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans
Commercial
Closed-end	$25	$—	$—	$25
Line of credit	39	—	—	39
CRE - construction, land & development	12	—	—	12
1-4 family residential
Senior lien	140	—	—	140
OREO property
CRE - construction, land & development	1,867	—	—	1,867
CRE - all other
Non-owner occupied	476	—	—	476
1-4 family residential
Senior lien	163	—	—	163

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
Impaired loans carried at fair value had a net carrying amount of $5.0 million at March 31, 2017, which is made up of the outstanding balance of $7.0 million with $2.0 million specific loan loss allocation. The effect of these impaired loans carried at fair value on the provision for loans losses was $1.5 million for the three month period. At December 31, 2016 impaired loans carried at fair value had a net carrying amount of $0.2 million which was made up of the outstanding balance of $0.8 million with a specific loan loss allocation of $0.6 million during 2016, resulting in an additional provision for loan losses of $0.6 million for the year ended December 31, 2016. The majority of the Bank's impaired loans are collateralized by real estate.
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
OREO properties measured at fair value, less costs to sell, had a net carrying amount of $0.7 million which is made up of the outstanding balance of $1.3 million, net of a valuation allowance of $0.6 million at March 31, 2017. This compares to December 31, 2016 when OREO properties with an outstanding balance of $3.7 million was written down to a fair value of $2.5 million.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed-end	$10			20% - 100% (56%)
Line of credit	$194			20% - 100% (75%)
CRE - construction, land & development	$12			10% - 85% (80%)
CRE - all other
Non-owner occupied	2,299			10% - 55% (17%)
1-4 family residential
Senior lien	2,464			10% - 60% (27%)
OREO property		Sales comparison approach	Adjustment for differences between comparable sales
CRE - construction, land & development	568			5% - 70% (34%)
CRE - all other
Non-owner occupied	55			5% - 50% (15%)
1-4 family residential
Senior lien	38			6% - 55% (24%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans		Sales comparison approach	Adjustment for differences between comparable sales
Commercial
Closed-end	$25			20% - 100% (36%)
Line of credit	39			20% - 100% (89%)
CRE - construction, land & development	12			10% - 85% (80%)
1-4 family residential
Senior lien	140			10% - 60% (57%)
OREO property		Sales comparison approach	Adjustment for differences between comparable sales
CRE - construction, land & development	1,867			5% - 80% (30%)
CRE - all other
Non-owner occupied	476			5% - 50% (15%)
1-4 family residential
Senior lien	163			6% - 65% (37%)

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value measurements at March 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,237	$31,237	$—	$—	$31,237
Securities	156,302	—	153,635	2,667	156,302
Restricted securities	8,019	—	—	—	NA
Net loans	679,148	—	—	678,226	678,226
Accrued interest receivable	2,454	—	591	1,863	2,454
Financial liabilities
Deposits	$728,489	$—	$728,513	$—	$728,513
Federal funds purchased and
securities sold under
agreements to repurchase	11,303	—	11,303	—	11,303
Federal Home Loan Bank advances	93,000	—	93,058	—	93,058
Subordinated debentures	10,310	—	—	9,724	9,724
Series B mandatory redeemable
preferred stock	209	—	211	—	211
Accrued interest payable	160	—	144	16	160

		Fair Value measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,507	$22,507	$—	$—	$22,507
Securities	165,927	—	163,260	2,667	165,927
Restricted securities	9,860	—	—	—	NA
Net loans	676,871	—	—	677,832	677,832
Accrued interest receivable	2,750	—	511	2,239	2,750
Financial liabilities
Deposits	$740,046	$—	$740,106	$—	$740,106
Federal funds purchased and
securities sold under
agreements to repurchase	11,168	—	11,168	—	11,168
Federal Home Loan Bank advances	85,000	—	85,039	—	85,039
Notes payable	—	—	—	—	—
Subordinated debentures	10,310	—	—	9,525	9,525
Series B mandatory redeemable
preferred stock	209	—	211	—	211
Accrued interest payable	286	—	272	14	286
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
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of March 31, 2017 and December 31, 2016; $31.2 million and $22.5 million was classified as Level 1.
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

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Note 6. Borrowed Funds and Debt Obligations
The scheduled maturities of advances from the FHLB at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
Year	Average Interest Rate	Amount	Average Interest Rate	Amount
2017	0.95%	29,000	0.93%	21,000
2018	0.72	49,000	0.44	49,000
2019	1.41	10,000	1.41	10,000
2020	—	—	—	—
2021	2.46	5,000	2.46	5,000
	0.96	$93,000	0.79	$85,000

At March 31, 2017 and December 31, 2016 no FHLB advances had any call provisions. The Company had two variable rate advances at March 31, 2017, both at 0.60%, and two at year-end 2016, both at 0.45%. The remaining advances are at fixed rates ranging from 0.75% to 2.46% at March 31, 2017 and 0.70% to 2.46% at year-end 2016.
As of March 31, 2017 and December 31, 2016, the Company had no outstanding loan agreements.
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
After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, the Company has determined that no valuation allowance was necessary as of March 31, 2017 and December 31, 2016.
Below is a summary of items included in the deferred tax inventory as of March 31, 2017 and December 31, 2016:

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2017	December 31, 2016
Deferred tax assets
Allowance for loan losses	$3,476	$3,465
Deferred compensation, other	277	108
Stock based expense	84	66
Net operating loss carryforwards	29,096	30,166
Securities available-for-sale	379	655
Deferred tax credits	1,068	1,068
OREO valuation allowance	943	942
Depreciation	196	196
Other	180	204
Total deferred tax assets	35,699	36,870
Deferred tax liabilities
Depreciation	$—	$—
Adjustments arising from acquisitions	(29)	(30)
Mortgage servicing rights	(774)	(791)
Securities available-for-sale	—	—
Federal Home Loan Bank dividend received in stock	(241)	(450)
Deferred loan fees & costs	(376)	(385)
Prepaid expenses	(179)	(179)
Total deferred tax liabilities	(1,599)	(1,835)
Valuation allowance	—	—
Net deferred tax assets	$34,100	$35,035

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
There were no units of restricted stock granted for the three months ended March 31, 2017. There were 33,321 units of restricted stock granted at a grant date fair value of $16.72 per unit for the year ended December 31, 2016. At March 31, 2017, none of the restricted stock units were vested.
There was no compensation cost charged against income for the stock options portion of the equity incentive plans for the three months ended March 31, 2017 and for the year ended December 31, 2016. There was $0.05 million compensation cost charged against income for the restricted stock portion of the equity incentive plan for the three months ended March 31, 2017 and $0.1 million charged for the year ended December 31, 2016.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock prior to its deregistration. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

effect at the time of the grant. There were no options granted for the three months ended March 31, 2017 and the year ended December 31, 2016. The 332 stock options expired on April 24, 2017.
A status summary of the option plan as of March 31, 2017 and changes during the period ended on that date are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	332	$578.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	332	$578.10	0.1 years	$—
Vested or expected to vest	332	$578.10	0.1 years	$—
Options exercisable at period end	332	$578.10	0.1 years	$—

Options outstanding at March 31, 2017 and year-end 2016 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
March 31, 2017
$578.10	332	0.1 years	332	$578.10

December 31, 2016:
$390.01 - $578.10	332	0.3 years	332	578.10
As of March 31, 2017, there was $0.4 million of total unrecognized compensation cost related to non-vested shares granted under the 2015 Stock Compensation Plan.
Note 9. Regulatory Matters
The Company and Centrue Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulations to ensure capital adequacy require the Company and Centrue Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  As of March 31, 2017, Centrue Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized.”
On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital ratio and conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Capital ratios shown for March 31, 2017 are in excess of the Basel III 2017 phase-in level for the capital conservation buffer.
On February 16, 2016 the Company received a formal order terminating the written agreement between the Company, the Bank, and the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation.

CENTRUE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total capital (to risk-weighted assets)
Centrue Financial	$120,793	15.3%	N/A	N/A	N/A	N/A
Centrue Bank	118,100	14.9	63,244	8.0	79,055	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$105,105	13.3	N/A	N/A	N/A	N/A
Centrue Bank	109,156	13.8	35,575	4.5	51,386	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$111,849	14.1	N/A	N/A	N/A	N/A
Centrue Bank	109,156	13.8	47,433	6.0	63,244	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$111,849	11.7	N/A	N/A	N/A	N/A
Centrue Bank	109,156	11.4	38,158	4.0	47,697	5.0

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk-weighted assets)
Centrue Financial	$118,841	15.0%	N/A	N/A	N/A	N/A
Centrue Bank	115,455	14.5	63,556	8.0	79,445	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$109,434	13.8	N/A	N/A	N/A	N/A
Centrue Bank	106,551	13.4	35,750	4.5	51,639	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$109,937	13.8	$47,695	6.0	N/A	N/A
Centrue Bank	106,551	13.4	47,667	6.0	63,556	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$109,937	11.5	$38,273	4.0	N/A	N/A
Centrue Bank	106,551	11.1	38,268	4.0	47,835	5.0

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

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The following management discussion and analysis (“MD&A”) is intended to address the significant factors affecting the Company’s results of operations and financial condition for the three and three months ended March 31, 2017 as compared to the same period in 2016. In the opinion of management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. When we use the terms “Centrue,” the “Company,” “we,” “us,” and “our,” we mean Centrue Financial Corporation, a Delaware corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, Centrue Bank.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Information about our critical accounting policies and estimates that are of particular significance to the Company are included under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes during 2017 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Results of Operations
Net Income
Net income for the three months ended March 31, 2017 equaled $1.1 million or $0.15 per common diluted share as compared to net income of $0.9 million or $0.13 per common diluted share in the first quarter of 2016. The results for the first three months of 2017 were positively impacted by no provision for loan loss expense during the quarter and improved net interest income.
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
Fully tax equivalent net interest income for the first quarter 2017 totaled $7.4 million, representing an increase of $0.1 million or 1.37% compared to $7.3 million for the same period in 2016. This increase in income is primarily due to an increase in interest earning assets. The net interest margin was 3.50% for the first quarter of 2017, representing an increase of two basis points from the 3.48% recorded in the first quarter of 2016. The improvement in the net interest margin is being driven by the volume growth and rising yields in the loan portfolio.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

AVERAGE BALANCE SHEET
AND ANALYSIS OF NET INTEREST INCOME
	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest/Income Expense	Average Rate	Average Balance	Interest/Income Expense	Average Rate	Change due to:
							Volume	Rate	Net
ASSETS
Interest-earning assets
Interest-earning deposits	$1,747	$2	0.46%	$5,023	$28	2.24%	$(20)	$(6)	$(26)
Securities
Taxable(1)	167,267	677	1.64	178,041	829	1.87	(108)	(44)	(152)
Exempt from federal income taxes(1)(2)	3,925	34	3.51	4,064	34	3.36	(2)	2	—
Total securities (tax equivalent)	171,192	711	1.68	182,105	863	1.91	(110)	(42)	(152)
Federal funds sold and other	310	3	3.92	620	4	2.59	(3)	2	(1)
Loans(3)(4)(5)
Commercial	116,794	1,238	4.30	108,582	1,122	4.16	54	62	116
Real estate	565,261	6,122	4.39	541,800	5,866	4.35	171	85	256
Installment and other	2,852	47	6.68	3,101	44	5.71	1	2	3
Gross loans (tax equivalent)	684,907	7,407	4.39	653,483	7,032	4.33	226	149	375
Total interest-earnings assets	858,156	8,123	3.84	841,231	7,927	3.79	93	103	196
Noninterest-earning assets
Cash and cash equivalents	33,846			38,519
Premises and equipment, net	16,245			21,864
Other assets	74,492			82,927
Total nonearning assets	124,583			143,310
Total assets	$982,739			$984,541

LIABILITIES & STOCKHOLDERS’
EQUITY
Interest-bearing liabilities
NOW accounts	127,741	25	0.08	128,741	25	0.08	—	—	—
Money market accounts	141,170	124	0.36	109,932	52	0.19	32	40	72
Savings deposits	122,911	3	0.01	128,320	4	0.01	(1)	—	(1)
Time deposits	188,873	224	0.48	192,506	182	0.38	54	(12)	42
Federal funds purchased and repurchase
Agreements	12,210	7	0.23	17,290	12	0.28	(2)	(3)	(5)
Advances from FHLB	97,611	227	0.94	101,516	230	0.91	(9)	6	(3)
Notes payable	10,519	98	3.78	20,888	146	2.81	(77)	29	(48)
Total interest-bearing liabilities	701,035	708	0.41	699,193	651	0.37	(3)	60	57
Noninterest-bearing liabilities
Noninterest-bearing deposits	150,130			157,520
Other liabilities	4,132			5,781
Total noninterest-bearing liabilities	154,262			163,301
Stockholders’ equity	127,442			122,047
Total liabilities and stockholders’ equity	$982,739			$984,541
Net interest income (tax equivalent)		$7,415			$7,276		$96	$43	$139
Net interest income (tax equivalent)
to total earning assets			3.50%			3.48%
Interest-bearing liabilities to earning assets			81.69%			83.12%
(1) Average balance and average rate on securities classified as available-for-sale is based on historical amortized cost balances.
(2) Interest income and average rate on tax exempt securities and loans are reflected on a tax equivalent basis based upon a statutory federal income tax rate of 34%.
(3) In first quarter 2017 there was $11 in tax equivalent interest included in gross loans and $8 in the same period in 2016.
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
For the first three months of 2017, the Company recorded no provision for loan losses in comparison to $0.3 million for the same period in 2016. The reason that no provision was necessary for the quarter was that while the reserves increased for impaired loans and TDRs, the reserves decreased for loans collectively evaluated for impairment. Also driving the improvement was a reduction in qualitative factors based on: (i) a reduction of the qualitative factor for performing loans with collateral deficiencies, (ii) improving economic conditions, and (iii) reductions in charge-off trends. Management believes that the allowance for loan losses at March 31, 2017 was adequate to absorb probable incurred losses inherent in the loan portfolio.
Management continues to update collateral values and evaluate the level of specific allocations for impaired loans. As impaired loans have moved through the liquidation process, many of the previously established specific allocations have been charged off.
Noninterest Income
Noninterest income consists of a wide variety of fee-based revenues, including bank-related service charges on deposits, mortgage revenues and increases in cash surrender value on bank-owned life insurance. Noninterest income totaled $2.1 million for the three months ended March 31, 2017, compared to $2.3 million for the same period in 2016. Excluding gains related to the sale of branches, OREO, securities and other irregularly occurring income, noninterest income decreased $0.1 million. The $0.1 million decrease is mainly attributed to a decrease in income from service charges and from real estate owned.
Noninterest Expense
Noninterest expense is comprised primarily of compensation and employee benefits, occupancy, and other operating expense. Total noninterest expense for the first quarter of 2017 was $7.8 million, compared to $7.9 million recorded during the same period in 2016. This $0.1 million decrease was mainly driven by lower FDIC insurance premiums and no intangible amortization expense during the first quarter of 2017.
Applicable Income Taxes
The Company recorded $0.7 million in income tax expense for the three months ended March 31, 2017 on pre-tax income of $1.7 million, resulting in an effective tax rate of 38.7%. The Company’s effective tax rate was lower than the combined statutory rate of 38.9% due to several factors. First, the Company derives interest income from municipal securities and loans, which are exempt from federal tax and certain U.S. government agency securities, which are exempt from state tax. Second, the Company derives income from bank owned life insurance policies, which is exempt from federal and state tax. Finally, state income taxes are recorded net of the federal tax benefit, which lowers the combined effective tax rate. These items were partially offset by non-deductible costs related to the pending sale of the Company to Midland States Bancorp, Inc.
The Company recorded $0.4 million in income tax expense for the three months ended March 31, 2016 on pre-tax income of $1.4 million, resulting in an effective tax rate of 32.4%. The Company’s effective tax rate was lower than the combined statutory rate of 38.9% due to the reasons mentioned above.
Financial Condition
General
Following are highlights of the March 31, 2017 balance sheet when compared to December 31, 2016:
Securities. The primary strategic objective of the Company’s $156.3 million securities available-for-sale from March 31, 2017, which excludes restricted securities, is to minimize interest rate risk, maintain sufficient liquidity, and maximize return. In managing the securities portfolio, the Company minimizes any credit risk and avoids investments in sophisticated and complex investment products. The portfolio includes several callable agency debentures, adjustable rate mortgage pass-throughs, municipal bonds and collateralized mortgage obligations. Collateralized mortgage obligations currently owned are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not have any securities classified as trading or held-to-maturity.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

The Company’s financial planning anticipates income streams generated by the securities portfolio based on normal maturity and reinvestment. Securities classified as available-for-sale, carried at fair value, were $156.3 million at March 31, 2017 compared to $165.9 million at December 31, 2016. The Company also holds Federal Reserve Board and Federal Home Loan Bank stock which are classified as restricted securities of $8.0 million at March 31, 2017 and $9.9 million at December 31, 2016.
Loans. Total loans, including loans held for sale, equaled $688.1 million, representing an increase of $2.3 million, or 0.34% from December 31, 2016. Excluding $13.0 million in loans held for the second quarter 2016 branch sales, loans increased $40.0 million, or 6.2%, from March 31, 2016. The overall net increase was driven by new organic loan growth throughout the Company footprint.
Deposits. Total deposits equaled $728.5 million at March 31, 2017 compared to $740.0 million recorded at December 31, 2016. The March 31, 2017 deposit balance represents a decrease of $11.5 million or 1.55% from December 31, 2016. Excluding $51.5 million in deposits identified for the second quarter 2016 branch sales, deposits increased $50.7 million, or 7.5%, from March 31, 2016. The Company's overall liquidity position remains strong with funding available for new loan opportunities and to meet all obligations.
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
The following table sets forth a summary of nonperforming assets:

	March 31,	December 31,
	2017	2016
Nonaccrual loans (including TDRs)	$7,964	$1,612
TDRs still accruing interest	20	20
Loans 90 days past due and still accruing interest	—	—
Total nonperforming loans	$7,984	$1,632
Other real estate owned	4,911	5,042
Total nonperforming assets	$12,895	$6,674

Nonperforming loans to total end of period loans	1.16%	0.24%
Nonperforming assets to total end of period loans	1.87	0.97
Nonperforming assets to total end of period assets	1.32	0.68
Total nonperforming assets increased $6.2 million to $12.9 million, or 1.32% of total assets, at March 31, 2017 from $6.7 million at December 31, 2016. During the first quarter 2017, a $5.8 million ongoing troubled loan relationship was downgraded and placed on nonaccrual which accounts for 93.5% of the increase to nonperforming assets. Total nonperforming assets included $4.9 million

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

of foreclosed assets and repossessed real estate, and $8.0 million of nonaccrual loans at March 31, 2017 compared to $5.0 million of foreclosed assets and $1.6 million of nonaccrual loans at December 31, 2016.
Nonperforming Loans
Nonperforming loans (nonaccrual, 90 days past due and troubled debt restructures) increased $6.4 million from December 31, 2016 to March 31, 2017. During the first quarter 2017, a $5.8 million ongoing troubled loan relationship was downgraded and placed on nonaccrual.
The level of nonperforming loans to end of period loans was 1.16% as of March 31, 2017 as compared to 0.24% as of December 31, 2016. As a result of the increase in the nonperforming loans, the allowance to nonperforming loan coverage ratio decreased to 112.02% for the period ended March 31, 2017 from 545.59% for the year ended December 31, 2016.
Allowance for Loan Losses
At March 31, 2017, the allowance for loan losses was $8.9 million, or 1.30% of total loans, as compared to $8.9 million, or 1.30% of total loans, at December 31, 2016. The Company recorded no provision to the allowance for loan losses for the three months ended March 31, 2017. Management believes we are recognizing losses in our portfolio through provisions and charge-offs as credit developments warrant.
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
The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating and financing activities offset by cash flows used in investing activities resulted in a net increase in cash and cash equivalents of $8.7 million from December 31, 2016 to March 31, 2017.
For the period ended March 31, 2017, the Company experienced a negative net cash flow of $3.5 million in financing activities primarily due to the net decrease in deposits. In contrast, net cash inflows of $9.6 million were provided by investing activities due to the paydowns of securities. Net cash provided by operating activities was $2.7 million.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off balance sheet instruments as of March 31, 2017:

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations
Certificates of deposit	$141,811	$34,208	$3,435	$—	$179,454
Operating leases	315	341	—	—	656
Series B mandatory redeemable preferred stock	—	209	—	—	209
Subordinated debentures	—	—	—	10,310	10,310
FHLB advances	78,000	10,000	5,000	—	93,000
Total contractual cash obligations	$220,126	$44,758	$8,435	$10,310	$283,629
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. At March 31, 2017, the Company had $124.2 million in outstanding loan commitments including outstanding commitments for various lines of credit and $1.8 million of standby letters of credit.
Capital Resources
Stockholders' Equity
Stockholders' equity at March 31, 2017 was $128.4 million, an increase of $1.5 million from $126.9 million at December 31, 2016. The change in stockholders’ equity during 2017 was mainly the result of net income for the period. Preferred dividends of $0.1 million where paid on Series D preferred stock during the period ended March 31, 2017.

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Capital Measurements
As reflected in the following table, the Bank was considered “well-capitalized” under regulatory defined capital ratios as of March 31, 2017. Capital ratios shown for March 31, 2017 are in excess of the BASEL III 2016 phase-in level for the capital conservation buffer. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure on the capital threshold levels:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total capital (to risk-weighted assets)
Centrue Financial	$120,793	15.3%	N/A	N/A	N/A	N/A
Centrue Bank	118,100	14.9	63,244	8.0	79,055	10.0
Common equity tier I (to risk-weighted assets)
Centrue Financial	$105,105	13.3	N/A	N/A	N/A	N/A
Centrue Bank	109,156	13.8	35,575	4.5	51,386	6.5
Tier I capital (to risk-weighted assets)
Centrue Financial	$111,849	14.1	N/A	N/A	N/A	N/A
Centrue Bank	109,156	13.8	47,433	6.0	63,244	8.0
Tier I leverage ratio (to average assets)
Centrue Financial	$111,849	11.7	N/A	N/A	N/A	N/A
Centrue Bank	109,156	11.4	38,158	4.0	47,697	5.0
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
Among the factors that could have an impact on the Company’s ability to achieve operating results and the growth plan goals are as follows:

•	management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	termination of or substantial delay in the closing of the Agreement and Plan of Merger with Midland States Bancorp, Inc.;

•	fluctuations in the value of the Company’s investment securities;

•	the Company’s ability to ultimately collect on any downgraded loan relationships;

•	the Company’s ability to respond and adapt to economic conditions in our geographic market;

•	the Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio and individual large loans;

CENTRUE FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

•	volatility of rate sensitive deposits;

•	operational risks, including data processing system failures, fraud or cyber attacks;

•	asset/liability matching risks and liquidity risks;

•	the ability to successfully acquire low cost deposits or funding;

•	the ability to successfully execute strategies to increase noninterest income;

•	the ability to successfully grow non-commercial real estate loans;

•	the ability of the Company to continue to realize cost savings and revenue generation opportunities in connection with the synergies of centralizing operations;

•	the ability to adopt and implement new regulatory requirements as dictated by the SEC, FASB or other rule-making bodies which govern our industry;

•	changes in the general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	the Company’s ability to raise additional capital, if available, to sustain growth or operating results;

•	the Company’s ability to dispose of OREO at reasonable values;

•	the Company's reliance on third parties for information such as appraisal values, credit scores, and IT capabilities.

CENTRUE FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(TABLE AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity Management
The Company performs a net interest income analysis as part of its asset/liability management practices. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100, 200 and 300 basis point increase in market interest rates or a 100 basis point decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company's projected changes in net interest income for the various rate shock levels at March 31, 2017 and December 31, 2016, respectively:

	Change in Net Interest Income Over One Year Horizon
	March 31, 2017		December 31, 2016
	Change		Change
	$	%	$	%
+300 bp	$1,788	5.78%	$1,567	5.12%
+200 bp	1,225	3.96	1,038	3.39
+100 bp	547	1.77	455	1.49
Base	—	—	—	—
- 100 bp	(2,009)	(6.49)	(1,690)	(5.53)
As shown above, the effect of an immediate 200 basis point increase in interest rates as of March 31, 2017 would increase the Company’s net interest income by $1.2 million or 3.96%. The effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by $2.0 million or 6.49%.

CENTRUE FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES

Item 4. Controls and Procedures
(a)    Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b)    Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s first quarter of the year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The Company did not experience any material changes in the Risk Factors during the Company’s most recently completed fiscal quarter. For specific information about the risks facing the Company refer to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2015 and the Company Annual Report on Form 10-K filed March 2, 2017.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date:	May 10, 2017	By:	/s/ Kurt R. Stevenson
Kurt R. Stevenson
President and Chief Executive Officer

CENTRUE FINANCIAL CORPORATION

Date:	May 10, 2017	By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph
Executive Vice President and Chief Financial Officer